Form 10-Q
period 1996-03-31
HUB GROUP INC
filed 1996-05-15
CIK 940942

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                   FORM 10-Q


     [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996 or


     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                       Commission file number:  0-27754


                                HUB GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                             36-4007085
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)


                     377 EAST BUTTERFIELD ROAD, SUITE 700
                            LOMBARD, ILLINOIS 60148
         (Address, including zip code, of principal executive offices)

                                (708) 271-3600
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes          No   X
                                                 -----       -----

     On May 10, 1996, the registrant had 5,261,350 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

================================================================================

                                HUB GROUP, INC.


                                     INDEX


                                                                            PAGE

PART I.  FINANCIAL INFORMATION:


HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - December 31, 1995 and
  March 31, 1996                                                              3

Unaudited Condensed Consolidated Statements of Operations - Three Months
  Ended March 31, 1995 and 1996                                               4

Unaudited Condensed Consolidated Statement of Equity - Three Months
  Ended March 31, 1996                                                        5

Unaudited Condensed Consolidated Statements of Cash Flows - Three Months
  Ended March 31, 1995 and 1996                                               6

Notes to Unaudited Condensed Consolidated Financial Statements                7

Management's Discussion and Analysis of Financial Condition and Results
  of Operations                                                              12


HUB PARTNERSHIPS - PREDECESSOR

Unaudited Condensed Combined Balance Sheet - December 31, 1995               15

Unaudited Condensed Combined Statement of Operations for the Three
  Months Ended March 31, 1995 and the Period January 1, 1996
  through March 17, 1996                                                     16

Unaudited Condensed Combined Statement of Equity - Period January 1, 1996
  through March 17, 1996                                                     17

Unaudited Condensed Combined Statements of Cash Flows for the Three
  Months Ended March 31, 1995 and the Period January 1, 1996
  through March 17, 1996                                                     18

Notes to Unaudited Condensed Combined Financial Statements                   19

Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                                      20


PART II.  OTHER INFORMATION                                                  22

                                HUB GROUP, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                       December 31,    March 31,
                                                                       ------------    ---------
                                                                           1995          1996
                                                                       ------------    ---------
ASSETS
    CURRENT ASSETS:
        Cash and cash equivalents                                        $      2      $ 19,956
        Accounts receivable, net
            Trade                                                           6,197        82,394
            Affiliates                                                      2,376           -
        Prepaid expenses                                                       33           879
        Other current assets                                                  114           540
                                                                         --------      --------
            TOTAL CURRENT ASSETS                                            8,722       103,769

    PROPERTY AND EQUIPMENT, net                                               137         9,535
    GOODWILL, net                                                             -          17,433
    DEFERRED TAX BENEFIT                                                      -          10,277
    OTHER ASSETS                                                              224         1,057
                                                                         --------      --------
            TOTAL ASSETS                                                 $  9,083      $142,071
                                                                         ========      ========


LIABILITIES AND EQUITY
    CURRENT LIABILITIES:
        Accounts payable
            Trade                                                           5,620        76,615
            Affiliates                                                      1,774           -
            Other                                                              89         5,632
        Accrued expenses
            Payroll                                                           286         3,299
            Other                                                             149         2,310
        Current portion of long-term debt                                     -             585
                                                                         --------      --------
            TOTAL CURRENT LIABILITIES                                       7,918        88,441
                                                                         --------      --------
    LONG-TERM DEBT                                                            -          14,999
    DEFERRED TAXES                                                            -              11
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                         -             789
    EQUITY:
        Preferred stock                                                       -             -
        Common stock                                                           26            59
        Additional paid-in capital                                             18        52,924
        Partnership capital                                                   -              27
        Purchase price in excess of predecessor basis                         -         (25,764)
        Tax benefit of purchase price in excess of predecessor basis          -          10,306
        Retained earnings                                                   1,121           279
                                                                         --------      --------
            TOTAL EQUITY                                                    1,165        37,831
                                                                         --------      --------
                TOTAL LIABILITIES AND EQUITY                             $  9,083      $142,071
                                                                         ========      ========

      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                       Three Months
                                                      Ended March 31,
                                                    ------------------
                                                      1995       1996
                                                    -------    -------
REVENUE:
    Trade                                           $16,174    $45,338
    Affiliates                                        2,760      3,459
                                                    -------    -------
        Total revenue                                18,934     48,797

PURCHASED TRANSPORTATION                             17,370     43,412
                                                    -------    -------
        Net revenue                                   1,564      5,385

COSTS AND EXPENSES:
    Salaries and benefits                               642      2,587
    Selling, general and administrative                 312      1,043
                                                    -------    -------
        Total costs and expenses                        954      3,630

            Operating income                            610      1,755
                                                    -------    -------

OTHER INCOME (EXPENSE):
    Interest expense                                    -          (37)
    Interest income                                      28         31
    Other, net                                            5          8
                                                    -------    -------
        Total other income (expense)                     33          2

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR
  INCOME TAXES                                          643      1,757
                                                    -------    -------

MINORITY INTEREST                                       -          687
                                                    -------    -------

INCOME BEFORE PROVISION FOR INCOME TAXES                643      1,070

PROVISION FOR INCOME TAXES                              -          187
                                                    -------    -------

NET INCOME                                          $   643    $   883
                                                    =======    =======

PRO FORMA PROVISION FOR ADDITIONAL INCOME TAXES         257        241
                                                    -------    -------

PRO FORMA NET INCOME                                $   386    $   642
                                                    =======    =======

PRO FORMA EARNINGS PER SHARE                        $  0.23    $  0.29
                                                    =======    =======

PRO FORMA WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                          1,662      2,233
                                                    =======    =======


      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                   For the three months ended March 31, 1996
                     (in thousands, except share amounts)

                                                           Common Stock       Additional
                                                       -------------------      Paid-in     Partnership
                                                         Shares     Amount      Capital       Capital
                                                       ---------    ------    ----------    -----------
BALANCE AT JANUARY 1, 1996                                   300     $ 26       $    18         $ -
    Net income                                                         -            -
    Distributions to shareholders                                     (25)          (17)
    Issuance of common stock in acquisitions           1,662,296       -            -
    Retirement of shares acquired                           (200)      -            -
    Sale of common stock in initial public
      offering, net of offering costs                  4,261,250       58        52,923
    Acquisition of general partnership interests             -         -            -             27
                                                       ---------     ----       -------         ----
BALANCE AT MARCH 31, 1996                              5,923,646     $ 59       $52,924         $ 27
                                                       =========     ====       =======         ====

                                                     Purchase     Tax Benefit of
                                                     Price in     Purchase Price
                                                     Excess of     in Excess of
                                                    Predecessor    Predecessor     Retained
                                                       Basis          Basis        Earnings    Equity
                                                    -----------   --------------   --------   --------
BALANCE AT JANUARY 1, 1996                           $    -          $   -         $ 1,121    $  1,165
    Net income                                            -              -             883         883
    Distributions to shareholders                         -              -          (1,725)     (1,767)
    Issuance of common stock in acquisitions              -              -             -           -
    Retirement of shares acquired                         -              -             -           -
    Sale of common stock in initial public
      offering, net of offering costs                     -              -             -        52,981
    Acquisition of general partnership interests      (25,764)        10,306           -       (15,431)
                                                     --------        -------       -------    --------
BALANCE AT MARCH 31, 1996                            $(25,764)       $10,306       $   279    $ 37,831
                                                     ========        =======       =======    ========


      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                            Three months
                                                           ended March 31,
                                                         ------------------
                                                          1995       1996
                                                         ------    --------
Cash flows from operating activities:
    Net income                                           $  643    $    883
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                         9          45
        Deferred taxes                                      -            39
        Minority interest                                   -           687
        Changes in working capital, net of effects of
          purchase transactions:
            Accounts receivable, net                        (27)      1,755
            Prepaid expenses                                -           (18)
            Other current assets                              7         331
            Accounts payable                               (182)         71
            Accrued expenses                                (62)         74
            Other assets                                      2        (128)
                                                         ------    --------
                Net cash provided by operations             390       3,739
                                                         ------    --------
Cash flows from investing activities:
    Cash used in acquisitions, net                          -       (35,544)
    Purchases of property and equipment, net                 (4)       (118)
                                                         ------    --------
                Net cash used by investing activities        (4)    (35,662)
                                                         ------    --------
Cash flows from financing activities:
    Proceeds from sale of common stock in initial
      public offering, net of offering costs                -        52,981
    Distributions                                          (992)     (1,767)
    Proceeds from long-term debt                            -           663
                                                         ------    --------
                Net cash provided by (used in)
                  financing activities                     (992)     51,877
                                                         ------    --------
Net increase (decrease) in cash                            (606)     19,954
Cash, beginning of period                                 2,026           2
                                                         ------    --------
Cash, end of period                                      $1,420    $ 19,956
                                                         ======    ========
Supplemental disclosures of cash flow information
    Cash paid for:
        Interest                                         $  -           -
        Income taxes                                         19          28


      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.

                          NOTES TO UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  INTERIM FINANCIAL STATEMENTS

          The accompanying unaudited condensed consolidated financial statements of Hub Group, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

          The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

NOTE 2.  CAPITAL STRUCTURE

          On March 8, 1995, the Company was incorporated and issued 100 shares to the sole incorporator. On March 18, 1996, the Company purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition through issuance of 1,000,000 shares of the Company's Class A common stock and 662,296 shares of the Company's Class B common stock. Hub Chicago has been accounted for similar to the pooling of interests method of accounting and has been included in all periods presented on a historical cost basis.

          Concurrent with the acquisition of Hub Chicago in March 1996, the Company completed the initial public offering of 4,261,250 shares of its Class A common stock, with net proceeds to the Company of $53.0 million. Coincident with the initial public offering, a selling stockholder sold 1,000,000 shares of the Company's Class A common stock through a secondary offering. The Company did not receive any net proceeds from the sale of the shares by the selling stockholder.

          Concurrent with the initial public offering, the Company, through its new wholly owned subsidiary, Hub Chicago, acquired with cash the general partnership interests in 26 operating partnerships. In addition, the Company directly acquired with cash a controlling interest in the Hub Group Distribution Services partnership (together with the 26 operating partnerships collectively referred to as "Hub Partnerships"). The combined financial statements of Hub Partnerships, the predecessor to the business of the Company, are included herein. Further reference is made to the Company's Registration Statement filed on Form S-1 for the historical financial statements of Hub Chicago and Hub Partnerships. See Note 3. "Business Combinations" for further discussion of these acquisitions.

NOTE 3.  BUSINESS COMBINATIONS

          On March 18, 1996, the Company acquired the general partnership interests in 26 operating partnerships and a controlling interest in the Hub Group Distribution Services partnership for a total purchase price of approximately $43,309,000. The purchase price of these acquisitions was allocated to the assets acquired and liabilities assumed based on the fair value at the date of acquisition using the purchase method of accounting.

          The portion of the difference between fair value and historical cost of individual assets acquired and liabilities assumed attributable to partnership interests acquired by the Company from non-control group stockholders was recorded at fair market value. This resulted in goodwill of approximately $17,449,000 and an increase in property and equipment of approximately $96,000. The remaining portion of the difference between fair value and historical cost attributable to partnership interests acquired from control group stockholders, approximately $25,764,000, has been charged to equity as purchase price in excess of predecessor basis. The allocations presented represent preliminary purchase price allocations. Goodwill, the cost of purchased businesses in excess of the market value of net tangible and identifiable assets acquired, is being amortized over 40 years on a straight-line basis. On an ongoing basis, the Company will measure realizability by the ability of the Hub Partnerships to generate current and expected future operating income in excess of annual amortization of goodwill.

          In connection with the purchase of the partnership interests in each of the Hub Partnerships, approximately $10,306,000 has been recorded as a deferred tax benefit (utilizing an assumed effective tax rate of 40%), representing the tax effect of the difference between goodwill for income tax purposes of approximately $43,213,000 and goodwill for financial reporting purposes of approximately $17,449,000. The corresponding credit is recorded as an increase in equity in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

          The following summarizes the effects of businesses acquired and accounted for as purchases in 1996 as if they had been acquired as of January 1, 1995:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                        1995            1996
                                                    ------------    ------------
                                                               (000's)
Revenue as reported                                   $ 18,934        $ 48,797
Revenue of purchased business for period prior to
  acquisitions, net of eliminations                    148,118         138,954
                                                      --------        --------
Pro forma revenue                                     $167,052        $187,751
                                                      --------        --------

Net income as reported                                $    386        $    642
Net income of purchased businesses for period prior
  to acquisition                                           898             870
Adjustment for goodwill amortization                       (66)            (56)
                                                      --------        --------
Pro forma net income                                  $  1,218        $  1,456
                                                      --------        --------

Earnings per share as reported                        $   0.23        $   0.29
Effect of purchased businesses prior to acquisitions      0.01           (0.01)
                                                      --------        --------
Pro forma earnings per share                          $   0.24        $   0.28
                                                      --------        --------


Business acquisitions which involved the use of cash were accounted as follows:

                                         THREE MONTHS
                                            ENDED
                                        MARCH 31, 1996
                                        --------------
                                           (000's)
Accounts receivable                        $ 75,576
Prepaid expenses                                861
Other current assets                            724
Property and equipment                        9,309
Goodwill                                     17,449
Deferred tax benefit                         10,306
Other assets                                    704
Accounts payable                            (74,693)
Accrued expenses                             (5,100)
Long-term debt                              (14,921)
Minority interest                              (102)
Partnership capital                             (27)
Purchase price in excess of
  predecessor basis                          25,764
Tax benefit of purchase price in
  excess of predecessor basis               (10,306)
                                           --------
Cash used in acquisitions                  $ 35,544
                                           --------

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                            DECEMBER 31,     MARCH 31,
                                                1995           1996
                                            ------------     ---------
                                                       (000's)
Land                                             --               92
Building and improvements                        --              798
Leasehold improvements                           17              415
Computer equipment and software                 478            5,025
Furniture and equipment                         221            2,072
Transportation equipment and automobiles         29            1,770
                                               ----           ------
                                                745           10,172
Less: Accumulated depreciation                 (608)            (637)
                                               ----           ------
  PROPERTY AND EQUIPMENT, net                   137            9,535
                                               ----           ------

NOTE 5.  INCOME TAXES

          The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the Company to compute deferred taxes based upon the amount of taxes payable in future years, after considering known changes in tax rates and other statutory provisions that will be in effect in those years. Prior to March 18, 1996, the Company was a non-taxable Subchapter S corporation. The pro forma provision for additional income taxes for the three months ended March 31, 1995 and 1996 assumes that the Company operated as a taxable corporation since January 1, 1995.

          The reconciliation of the Company's effective tax rate to the federal statutory tax rate is as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1995           1996
                                                    --------------  ------------
U.S. federal statutory rate                              34.0%          34.0%
State taxes, net of federal benefit                       6.0            6.0
Income earned as non-taxable Subchapter S
 corporation prior to March 18, 1996                    (40.0)         (22.5)
                                                    --------------  ------------
Net effective rate                                        0.0%          17.5%
                                                    --------------  ------------

     The following is a summary of the Company's provision for income taxes:


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1995           1996
                                                    --------------  ------------
Current
Federal                                             $      --       $     150
State and local                                            --              26
                                                    --------------  ------------
                                                           --             176
                                                    --------------  ------------
Deferred
Federal                                                    --               9
State and local                                            --               2
                                                    --------------  ------------
                                                           --              11
                                                    --------------  ------------
Total provision                                     $      --       $     187
                                                    --------------  ------------


See Note 3. "Business Combinations" for discussion of deferred taxes recorded pursuant to acquisitions.


NOTE 6.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

     Fair value approximates book value at the balance sheet date.

                                                           March 31, 1996
                                                           --------------
                                                               (000's)
Line of credit with no expiration date, interest
 payable monthly at 1/2% less than the bank's
 prime lending rate (7.75% at March 31, 1996),
 secured by certain assets.                                 $       425

Installment notes payable due through 2000,
 monthly installments ranging from $234-$10,929,
 including interest, ranging from 2.9% to 12%,
 collateralized by certain equipment.                             1,633

Unsecured balloon notes, interest compounded
 annually at 5.45%, interest and principal
 due March, 2001.                                                13,176

Mortgage note payable due in 1998 with monthly
 installments of $2,381, including interest at
 8.5%, collateralized by all property.                              214

Capital lease obligations, collateralized by
 certain equipment.                                                 136
                                                            -----------
Total long-term debt                                             15,584
Less current portion                                               (585)
                                                            -----------
                                                                 14,999
                                                            -----------

NOTE 7.  STOCK-BASED COMPENSATION PLAN

     Concurrent with the initial public offering the Company adopted a Long-Term Incentive Plan (the "Incentive Plan"). Under the Incentive Plan, stock options, and stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. Concurrent with the adoption of the Incentive Plan the Company granted 326,500 options to key employees and 36,000 options to non-employee directors. All options granted have an exercise price of $14.00 per share, the initial public offering price. The options granted to key employees vest ratably over a five-year period and expire 10 years after the date they were granted. The options granted to the non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant.

    In October 1995, the FASB issued Statement #123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard no later than December 31, 1996. This Statement encourages companies to recognize expense for stock options at an estimated fair value based on an option pricing model. If expense is not recognized for stock options, pro forma footnote disclosure is required of what net income and earnings per share would have been under the Statement's approach to valuing and expensing stock options. Certain other new disclosures will be required. The Company will implement the provisions of this Statement in 1996, but has decided that it will not recognize the expense related to stock options in the financial statements. The impact of this new Statement has not yet been completely evaluated.

NOTE 8.  EQUITY

                                          December 31, 1995
                                       -----------------------
                                                   Issued and
                                       Authorized  Outstanding
                                       ----------  -----------
Preferred stock, $.01 par value         2,000,000          --
Common stock, no par value                    200          200
Class A common stock, $.01 par value   12,337,700          100
Class B common stock, $.01 par value      662,300          --

                                            March 31, 1996
                                       -----------------------
                                                   Issued and
                                       Authorized  Outstanding
                                       ----------  -----------
Preferred stock, $.01 par value         2,000,000          --
Class A common stock, $.01 par value   12,337,700    5,261,350
Class B common stock, $.01 par value      662,300      662,296

NOTE 9.  SUBSEQUENT EVENT

    On May 2, 1996, the Company acquired the domestic intermodal marketing business of American President Lines - Domestic Distribution Services from its parent, American President Companies, LTD. The Company paid $2,000,000 in cash and issued notes for $6,000,000, bearing interest which is due annually on any unpaid balances, at an annual rate of 6%. The note will be paid with three equal annual installments beginning on May 1, 1997.

                                HUB GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATIONS

          On March 18, 1996, Hub Group, Inc. (the "Company") acquired the general partnership interests in 26 operating partnerships and a controlling interest in the Hub Group Distribution Services partnership (collectively referred to as "Hub Partnerships") for a total purchase price of approximately $43,309,000. The purchase price of these acquisitions was allocated to the assets acquired and liabilities assumed based on the fair value on the date of acquisition using the purchase method of accounting. Prior to the acquisitions, the Company's business was comprised of the operations of its wholly owned subsidiary, Hub City Terminals, Inc. ("Hub Chicago").

          The acquired businesses' revenues are approximately nine times that of Hub Chicago. As a result, consolidated revenues and operating expenses will increase dramatically in future quarters. Additionally, purchased transportation costs and operating costs as a percent to revenue may differ from historical trends for Hub Chicago.

RESULTS OF OPERATIONS

REVENUES

          Revenues totaled $48.8 million for the first quarter ended March 31, 1996, representing a 157.7% increase over the comparable period in 1995.
Without the acquisition, company revenues totaled $20.2 million for the first quarter of 1996 representing a 6.5% increase over the comparable period in 1995. This increase resulted principally from revenues generated from sales to the Hub Partnerships.

PURCHASED TRANSPORTATION

          Purchased transportation decreased in the first quarter of 1996 to 89.0% of revenues from 91.7% of revenues in the comparable period in 1995. Without the acquisition, purchased transportation decreased slightly to 91.6% of revenues in the period compared to 91.7% of revenues in the comparable period in 1995. Management has been successful in controlling purchased transportation costs in a somewhat erratic transportation market exacerbated by economic uncertainty and rising fuel costs. Continued fuel price increases could adversely impact the Company's ability to maintain purchased transportation costs at current levels.

NET REVENUES

          Net revenues increased to 11.0% of revenues in the first quarter of 1996 from 8.3% of revenues in the comparable period in 1995. Without the acquisition, net revenues increased slightly to 8.4% of revenues in the period compared to 8.3% of revenues in the first quarter of 1995.

SALARIES AND BENEFITS

          Salaries and benefits increased to $2.6 million or 5.3% of revenues in the first quarter of 1996 compared to $.6 million or 3.4% of revenues in the comparable period in 1995. Without the acquisition, salaries and benefits increased to $.7 million or 3.6% of revenues compared to $.6 million or 3.4% of revenues in the comparable period in 1995. This increase was a result of additional staffing to implement the Company's strategy to grow its truckload brokerage operations and additional sales personnel to expand the local revenue base.

SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general and administrative expenses increased to $1.0 million or 2.1% of revenues in the first quarter of 1996 compared to $.3 million or 1.6% of revenues in the comparable period in 1995. Without the acquisition, selling, general and administrative costs for the period totaled $.2 million or 1.2% of revenues compared to $.3 million or 1.6% of revenues in the comparable period in 1995. This decrease was the result of a reduction in the bad debt reserve of $80,000.

OPERATING INCOME

          Operating income increased to $1.8 million or 3.6% of revenues in the first quarter of 1996 compared to $.6 million or 3.2% of revenues in the comparable period in 1995. Without the acquisition, operating income increased to $.7 million or 3.6% of revenues for the period compared to $.6 million or 3.2% of revenues in the comparable period in 1995.

OTHER INCOME (EXPENSE)

          All of the interest expense incurred in the first quarter of 1996 was incurred subsequent to March 17, 1996 and relates primarily to balloon notes assumed in the acquisition (see "Liquidity and Capital Resources"). Interest expense will increase significantly in the second quarter of 1996 as the balloon notes will be outstanding for the entire quarter. Additionally, the Company will be recognizing interest expense on notes issued in conjunction with an acquisition which closed in May, 1996 (see "Liquidity and Capital Resources"). The Company incurred no interest expense in the first quarter of 1995.

          Interest income will increase significantly in the second quarter of 1996 from the investment of the portion of the net proceeds from the initial public offering retained by the Company. Additional interest income will be generated by the Hub Partnerships, as they will be included for the full quarter. Reported interest income was approximately $30,000 for both of the quarters ended March 31, 1995 and 1996.

MINORITY INTEREST

          Minority interest was $.7 million or 1.4% of revenues in the first quarter of 1996. Without the acquisition, the company had no minority interest for the quarters ended March 31, 1996 and March 31, 1995.

INCOME TAXES

          Income taxes were $.2 million or .4% of revenues in the first quarter of 1996. The Company had no provision for income taxes prior to March 18, 1996, as the Company was a non-taxable subchapter S corporation.

NET INCOME

          Net income increased to $.9 million in the first quarter of 1996 compared to $.6 million in the comparable period in 1995, but decreased to 1.8% of revenues in the first quarter of 1996 compared to the first quarter of 1995. Without the acquisition, net income increased to $.7 million or 3.6% of revenues in the first quarter of 1996 compared to $.6 million or 3.4% of revenues in the comparable period of 1995.

PRO FORMA PROVISION FOR ADDITIONAL INCOME TAXES

          Additional pro forma income taxes of $.2 million in the first quarter of 1996 and $.3 million in the first quarter of 1995 were recorded to provide an assumed effective federal and state income tax provision at a rate of 40% of income before taxes for the periods prior to March 18, 1996 and March 31, 1995 respectively.

PRO FORMA NET INCOME

          Pro forma net income increased to $.6 million in the first quarter of 1996 compared to $.4 million in the comparable period in 1995, but decreased to 1.3% of revenues in the first quarter of 1996 compared to 2.0% of revenues in the first quarter of 1995.

PRO FORMA EARNINGS PER SHARE

          Pro forma earnings per share increased to $.29 in the quarter ended March 31, 1996 compared to $.23 for the quarter ended March 31, 1995. Without the acquisition, pro forma earnings per share increased to $.26 in the first quarter of 1996 compared to $.23 in the comparable period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

          During the first quarter of 1996, the Company had two significant transactions that affected liquidity. The two transactions were the initial public offering of the Company's common stock and the subsequent acquisition of the Hub Partnerships. These two items represented a cash inflow and outflow of $53.0 million and $35.5 million, respectively. Related to the acquisition, the Company assumed long-term debt of $14.9 million, the majority of which is comprised of 5-year balloon notes due in March of 2001, bearing interest at an annual rate of 5.45%. Additionally, the acquisition resulted in the recognition of a $10.3 million deferred tax asset which will offset cash payments for taxes ratably over the next 15 years. The $17.4 million of goodwill acquired will result in an annual tax deductible expense to be recognized ratably over the next 15 years. For book purposes goodwill is being amortized over 40 years.

          Immediately prior to the initial public offering and acquisition, Hub Chicago issued 5-year balloon notes, due in March 2001, to its shareholders for approximately $663,000, bearing interest at an annual rate of 5.45%. In May of 1996, the Company closed on its acquisition of the domestic intermodal marketing business of American President Lines-Domestic Distribution Services. The Company paid $2.0 million at closing and issued a note for $6.0 million, bearing interest at an annual rate of 6.0%, which is due annually on any unpaid balances. The note will be paid with three equal annual installments beginning on May 1, 1997.

          The Company maintains a bank line of credit totaling $5.0 million which bears interest at the prime rate less 1/2%. As of March 31, 1996 the unused and available portion of this credit line was $4.6 million. Although there can be no assurances, management believes it can obtain a significant additional line of credit, if necessary.

          The Company does not require substantial capital expenditures. Capital expenditures are principally used to enhance or expand the Company's computer system and network capabilities. Reported consolidated capital expenditures will be significantly higher in the future due to the acquisition of the Hub Partnerships in March, 1996.

          The Company believes that existing cash, cash provided by operations and cash available under lines of credit will be sufficient to meet the Company's short-term working capital and capital expenditure needs. The company also believes that the aforementioned items are sufficient to meet its long-term working capital, capital expenditure and debt repayment needs through the year 2001.

                               HUB PARTNERSHIPS
                  UNAUDITED CONDENSED COMBINED BALANCE SHEET
                                (in thousands)


                                                           December 31,
                                                           ------------
                                                               1995
                                                           ------------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                   $10,949
  Accounts receivable, net
   Trade                                                       74,406
   Affiliate                                                    1,774
  Prepaid expenses                                                832
  Other current assets                                          1,641
                                                              -------
   TOTAL CURRENT ASSETS                                        89,602
 PROPERTY AND EQUIPMENT, net                                    8,994
 OTHER ASSETS                                                     366
                                                              -------
   TOTAL ASSETS                                               $98,962
                                                              =======

LIABILITIES AND EQUITY
 CURRENT LIABILITIES:
  Accounts payable
   Trade                                                      $64,212
   Affiliate                                                    2,376
   Other                                                        3,323
  Accrued expenses
   Payroll                                                      4,125
   Other                                                        1,115
  Current portion of long-term debt                               681
                                                              -------
    TOTAL CURRENT LIABILITIES                                  75,832
                                                              -------
 LONG-TERM DEBT, EXCLUDING CURRENT PORTION                      1,007
 CONTINGENCIES AND COMMITMENTS
 MANDATORILY REDEEMABLE COMMON STOCK                           10,386
 EQUITY:
  Common stock, $0-$100 par value                               1,943
  Additional paid-in capital                                      500
  Treasury stock                                                  (32)
  Partnership capital                                             129
  Retained earnings                                             9,197
                                                              -------
   TOTAL STOCKHOLDERS' EQUITY                                  11,737
                                                              -------
    TOTAL LIABILITIES AND EQUITY                              $98,962
                                                              =======

        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
             UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                (in thousands)


                                              Three Months    January 1
                                                 Ended         through
                                                March 31,     March 17,
                                                  1995          1996
                                              ------------    ---------
REVENUE:
 Trade                                          $ 150,879      $142,413
 Affiliate                                          4,793         3,992
                                                ---------      --------
  Total revenue                                   155,672       146,405

PURCHASED TRANSPORTATION                          137,273       128,405
                                                ---------      --------
  Net revenue                                      18,399        18,000

COSTS AND EXPENSES:
 Salaries and benefits                              9,286         9,807
 Selling, general and administrative                4,220         3,946
                                                ---------      --------
  Total costs and expenses                         13,506        13,753

     Operating income                               4,893         4,247
                                                ---------      --------

INTEREST AND OTHER INCOME                             200           159
                                                ---------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES            5,093         4,406

PROVISION FOR INCOME TAXES                            116           126
                                                ---------      --------

NET INCOME                                        $ 4,977      $  4,280
                                                =========      ========


        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
               UNAUDITED CONDENSED COMBINED STATEMENTS OF EQUITY
             For the period January 1, 1996 through March 17, 1996
                     (in thousands, except share amounts)

                                  Common Stock     Additional
                                -----------------   Paid-in      Treasury    Partnership    Retained
                                Shares    Amount    Capital       Stock        Capital      Earnings    Equity
                                ------    -------  ----------    --------    -----------    --------    -------
BALANCE AT JANUARY 1, 1996      84,763    $ 1,814     $629        $(32)           129        $ 9,197    $11,737
 Net income                                                                                    4,280      4,280
 Distributions                             (1,745)    (629)         32                       (13,477)   (15,819)
                                ------    -------     ----        ----          -----        -------    -------
BALANCE AT MARCH 17, 1996       84,763    $    69     $ --        $ --          $ 129        $    --    $   198
                                ======    =======     ====        ====          =====        =======    =======

 See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
             UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              THREE MONTHS  JANUARY 1
                                                                 ENDED       THROUGH
                                                               MARCH 31,    MARCH 17,
                                                                  1995        1996
                                                              ------------  ---------
Cash flows from operating activities:
 Net income                                                   $  4,977       $  4,280
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                    538            553
   Loss on sale of property and equipment                           12              3
   Changes in working capital:
    Accounts receivable, net                                     1,324            604
    Prepaid expenses                                              (198)           (29)
    Other current assets                                          (168)           918
    Accounts payable                                             1,011          4,783
    Accrued expenses                                              (281)          (140)
    Other assets                                                    14           (407)
                                                              --------       --------
     Net cash provided by operations                             7,229         10,565
                                                              --------       --------
Cash flows from investing activities:
 Purchases of property and equipment, net                       (1,341)          (775)
                                                              --------       --------
Cash flows from financing activities:
 Proceeds from issuance of long-term debt                          724         13,594
 Proceeds from sale of common stock                                146            --
 Distributions                                                  (6,449)       (26,207)
 Payments on long-term debt                                       (164)          (361)
                                                              --------       --------
     Net cash used in financing activities                      (5,743)       (12,974)
                                                              --------       --------
Net increase (decrease) in cash                                    145         (3,184)
Cash, beginning of period                                       14,805         10,949
                                                              --------       --------
Cash, end of period                                           $ 14,950       $  7,765
                                                              ========       ========

Supplemental disclosures of cash flow information
 Cash paid for:
  Interest                                                    $     36       $    56
  Income taxes                                                     140           130


        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS

                     NOTES TO UNAUDITED CONDENSED COMBINED
                              FINANCIAL STATEMENTS


NOTE 1.  INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed combined financial statements of 26 Subchapter S corporations and the Hub Group Distributions Services partnership (collectively referred to as "Hub Partnerships" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

     The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

NOTE 2.  BASIS OF FINANCIAL STATEMENT PRESENTATION

     The unaudited condensed combined financial statements of Hub Partnerships are presented herein to reflect the financial condition and results of operations of the Hub Partnerships as of and for the periods in which the Hub Partnerships were the predecessor to the business acquired by Hub Group, Inc. on March 18, 1996, as necessary to disclose the financial statements of the business acquired by Hub Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission.

NOTE 3.  SPECIAL DISTRIBUTION

     Immediately prior to March 18, 1996, the Company distributed substantially all of its equity, including retained earnings through March 17, 1996, to its shareholders in the form of cash and notes. The notes are five-year balloon notes bearing interest at an annual rate of 5.45%. Interest is compounded annually with all principal and interest due in March of 2001.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                      DECEMBER 31, 1995
                                                      -----------------
                                                           (000's)
Land                                                  $              92
Building and improvements                                         1,376
Leasehold improvements                                              674
Computer equipment and software                                   8,562
Furniture and equipment                                           3,418
Transportation equipment and automobiles                          2,353
                                                      -----------------
                                                                 16,475
Less: Accumulated depreciation                                   (7,481)
                                                      -----------------
  PROPERTY AND EQUIPMENT, net                         $           8,994
                                                      -----------------


                               HUB PARTNERSHIPS

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


BUSINESS COMBINATIONS

          On March 18, 1996, Hub Group, Inc. acquired the general partnership interest in 26 operating partnerships and a controlling interest in the Hub Group Distribution Services partnership (collectively referred to as "Hub Partnerships"). The unaudited condensed combined financial statements of Hub Partnerships are presented herein to reflect the financial condition and results of operations of the Hub Partnerships as of and for the periods in which the Hub Partnerships were the predecessor to the business acquired by Hub Group, Inc. on March 18, 1996.

RESULTS OF OPERATIONS

REVENUES

          Revenues totaled $146.4 million for the period January 1, 1996 through March 17, 1996, representing a 6.0% decrease from the quarter ended March 31, 1995. Although truckload brokerage and logistics revenues increased significantly to approximately $24.7 million, total revenues decreased due to the shortened period in 1996 compared to the first quarter in 1995.

PURCHASED TRANSPORTATION

          Purchased transportation decreased in the period ended March 17, 1996 to 87.7% of revenues from 88.2% of revenues in the first quarter of 1995. The decrease is attributable to the Company's volume leverage with vendors, efficient utilization of available leased equipment and management's continued focus on controlling purchased transportation costs.

NET REVENUES

          Net revenues increased to 12.3% of revenues in the period ended March 17, 1996 from 11.8% of revenues in the first quarter of 1995.

SALARIES AND BENEFITS

          Salaries and benefits increased to $9.8 million or 6.7% of revenues in the period ended March 17, 1996 compared to $9.3 million or 6.0% of revenues in the first quarter in 1995. The majority of the increase resulted from the Company's decision to invest in additional staffing to handle new brokerage and logistics business, expansion of local and national sales forces and additional financial and administrative functions needed to continue the Company's growth. Management feels that the increased staffing provides the foundation to handle future revenue growth at reduced incremental staffing levels.

SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general and administrative costs decreased to $3.9 million in the period ended March 17, 1996 compared to $4.2 million in the first quarter of 1995. The decrease in expenditures is directly attributable to the shortened period in 1996.

OPERATING INCOME

          Operating income decreased to $4.2 million or 2.9% of revenues in the period ended March 17, 1996 compared to $4.9 million or 3.1% of revenues in the first quarter of 1995.

INTEREST AND OTHER INCOME

          Interest and other income remained constant at $.2 million and .1% of revenues in the period ended March 17, 1996 as compared to the quarter ended March 31, 1995.

INCOME TAXES

          Provision for income taxes remained constant at $.1 million or .1% of revenues for the period ended March 17, 1996 as compared to the quarter ended March 31, 1995. Provision for income taxes represents the provision for state and local income taxes that are assessed directly to the Hub Partnerships.

NET INCOME

          Net income decreased to $4.3 million or 2.9% of revenues in the period ended March 17, 1996 compared to $5.0 million or 3.2% of revenues in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

          The Hub Partnerships, prior to being acquired on March 18, 1996, distributed substantially all of its equity to its shareholders. This distribution was made through use of existing cash and through issuance of five-year balloon notes, bearing interest at an annual rate of 5.45%.

          Since the Hub Partnerships sold all of its liabilities and substantially all of its assets, it no longer has any cash requirements related to working capital needs or debt maturities.

PART II.  OTHER INFORMATION

None.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HUB GROUP, INC.



DATE: May 14, 1996                         /s/ William L. Crowder
                                           ------------------------------------
                                           William L. Crowder
                                           Vice President-Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)