Form 10-Q
period 1996-06-30
HUB GROUP INC
filed 1996-08-13
CIK 940942

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996 or

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
                                (708) 271-3600
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     On August 12, 1996, the registrant had 5,261,350 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                HUB GROUP, INC.

                                     INDEX


                                                                               PAGE
PART I.   FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT
Unaudited Condensed Consolidated Balance Sheets - December 31, 1995
 and June 30, 1996                                                               3

Unaudited Condensed Consolidated Statements of Operations - Three Months and
 Six Months Ended June 30, 1995 and 1996                                         4

Unaudited Condensed Consolidated Statement of Equity - Six Months
 Ended June 30, 1996                                                             5

Unaudited Condensed Consolidated Statements of Cash Flows - Six
 Months Ended June 30, 1995 and 1996                                             6

Notes to Unaudited Condensed Consolidated Financial Statements                   7

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                          12

HUB PARTNERSHIPS - PREDECESSOR

Unaudited Condensed Combined Balance Sheet - December 31, 1995                  17

Unaudited Condensed Combined Statement of Operations for the Three
 Months Ended June 30, 1995 and the Six Months Ended June 30, 1995
 and the Period January 1, 1996 through March 17, 1996                          18

Unaudited Condensed Combined Statement of Equity - Period January 1, 1996
 through March 17, 1996                                                         19

Unaudited Condensed Combined Statements of Cash Flows for the Six
 Months Ended June 30, 1995 and the Period January 1, 1996
 through March 17, 1996                                                         20

Notes to Unaudited Condensed Combined Financial Statements                      21

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                          22

PART II.  OTHER INFORMATION                                                     23

                                HUB GROUP, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      December 31,      June 30,
                                                                      ------------      --------
                                                                          1995            1996
                                                                      ------------      --------
ASSETS
    CURRENT ASSETS:
        Cash and cash equivalents                                        $    2         $ 18,577
        Accounts receivable, net
            Trade                                                         6,197           95,106
            Affiliates                                                    2,376               -
        Prepaid expenses                                                     33              948
        Other current assets                                                114              624
                                                                      ------------      --------
                TOTAL CURRENT ASSETS                                      8,722          115,255

    PROPERTY AND EQUIPMENT, net                                             137           10,024
    GOODWILL, net                                                            -            25,356
    DEFERRED TAX BENEFIT                                                     -            10,225
    OTHER ASSETS                                                            224              916
                                                                      ------------      --------
                TOTAL ASSETS                                             $9,083         $161,776
                                                                      ============      ========

LIABILITIES AND EQUITY
    CURRENT LIABILITIES:
        Accounts payable
            Trade                                                         5,620           84,181
            Affiliates                                                    1,774               -
            Other                                                            89            4,779
        Accrued expenses
            Payroll                                                         286            4,698
            Other                                                           149            3,154
        Current portion of long-term debt                                    -             2,605
                                                                      ------------      --------
                TOTAL CURRENT LIABILITIES                                 7,918           99,417
                                                                      ------------      --------

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                -            18,406
    DEFERRED TAXES                                                           -                99
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                        -             4,388
    EQUITY:
        Preferred stock                                                      -                -
        Common stock                                                         26               59
        Additional paid-in capital                                           18           52,924
        Purchase price in excess of predecessor basis                        -           (25,764)
        Tax benefit of purchase price in excess of predecessor basis         -            10,306
        Retained earnings                                                 1,121            1,941
                                                                      ------------      --------
                TOTAL EQUITY                                              1,165           39,466
                                                                      ------------      --------
                    TOTAL LIABILITIES AND EQUITY                         $9,083         $161,776
                                                                      ============      ========


      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                              Three Months          Six Months
                                                             Ended June 30,       Ended June 30,
                                                           ------------------   ------------------
                                                             1995      1996       1995      1996
                                                           -------   --------   -------   --------
REVENUE:
    Trade                                                  $16,998   $209,236   $33,172   $254,574
    Affiliates                                               3,737         -      6,497      3,459
                                                           -------   --------   -------   --------
        Total revenue                                       20,735    209,236    39,669    258,033

PURCHASED TRANSPORTATION                                    19,247    184,112    36,617    227,524
                                                           -------   --------   -------   --------
        Net revenue                                          1,488     25,124     3,052     30,509

COSTS AND EXPENSES:
    Salaries and benefits                                      586     12,514     1,228     15,101
    Selling, general and administrative                        305      4,947       608      5,945
    Depreciation and amortization                                9        820        18        865
                                                           -------   --------   -------   --------
        Total costs and expenses                               900     18,281     1,854     21,911

            Operating income                                   588      6,843     1,198      8,598
                                                           -------   --------   -------   --------

OTHER INCOME (EXPENSE):
    Interest expense                                            -        (302)       -        (339)
    Interest income                                             26        274        54        305
    Other, net                                                  (5)       (46)       -         (38)
                                                           -------   --------   -------   --------
        Total other income (expense)                            21        (74)       54        (72)

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR
  INCOME TAXES                                                 609      6,769     1,252      8,526
                                                           -------   --------   -------   --------

MINORITY INTEREST                                               -       3,999        -       4,686
                                                           -------   --------   -------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES                       609      2,770     1,252      3,840

PROVISION FOR INCOME TAXES                                      -       1,108        -       1,295
                                                           -------   --------   -------   --------

NET INCOME                                                 $   609   $  1,662   $ 1,252   $  2,545
                                                           =======   ========   =======   ========

PRO FORMA PROVISION FOR ADDITIONAL INCOME TAXES                244         -        501        241
                                                           -------   --------   -------   --------

PRO FORMA NET INCOME                                       $   365   $  1,662   $   751   $  2,304
                                                           =======   ========   =======   ========

PRO FORMA EARNINGS PER SHARE                               $  0.22   $   0.28   $  0.45   $   0.56
                                                           =======   ========   =======   ========

PRO FORMA WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING      1,662      5,997     1,662      4,115
                                                           =======   ========   =======   ========

      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                                  Tax Benefit
                                                                     Purchase     of Purchase
                                                                     Price in        Price
                                         Common Stock    Additional  Excess of    in Excess of
                                      -----------------   Paid-in    Predecessor  Predecessor   Retained
                                         Shares  Amount   Capital       Basis        Basis      Earnings  Equity
                                      ---------  ------  ----------  -----------  ------------  --------  -------
BALANCE AT JANUARY 1, 1996                  300  $   26  $       18  $       -    $        -    $  1,121  $ 1,165
 Net income                                         -           -            -             -       2,545    2,545
 Distributions to shareholders                      (25)        (17)         -             -      (1,725)  (1,767)
 Issuance of common stock in
   acquisitions                       1,662,296     -           -            -             -         -        -
 Retirement of shares acquired             (200)    -           -            -             -         -        -
 Sale of common stock in initial
  public offering, net of offering
  costs                               4,261,250      58      52,923          -             -         -     52,981
 Acquisition of general
  partnership interests                     -       -           -        (25,764)       10,306       -    (15,458)
                                      ---------  ------  ----------  -----------  ------------  --------  -------
BALANCE AT JUNE 30, 1996              5,923,646  $   59  $   52,924  $   (25,764) $     10,306  $  1,941  $39,466
                                      =========  ======  ==========  ===========  ============  ========  =======

             See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                           Six months ended
                                                               June 30,
                                                          -------------------
                                                            1995       1996
                                                          -------    --------
Cash flows from operating activities:
    Net income                                            $ 1,252    $  2,545
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                          18         865
        Deferred taxes                                          -         180
        Minority interest                                       -       4,686
        Gain on sale of assets                                  -          (1)
        Changes in working capital, net of
          effects of purchase transactions:
            Accounts receivable, net                          (54)    (10,957)
            Prepaid expenses                                    -         (54)
            Other current assets                               14         214
            Accounts payable                                 (361)      6,784
            Accrued expenses                                 (120)      2,227
            Other assets                                        1           9
                                                          -------    --------
                Net cash provided by operations               750       6,498
                                                          -------    --------

Cash flows from investing activities:
    Cash used in acquisitions, net                              -     (37,544)
    Purchases of property and equipment, net                   (6)     (1,283)
                                                          -------    --------
                Net cash used in investing activities          (6)    (38,827)
                                                          -------    --------

Cash flows from financing activities:
    Proceeds from sale of common stock in initial
      public offering, net of offering costs                    -      52,981
    Proceeds from sale of common stock                          2           -
    Distributions to shareholders                          (1,981)     (1,767)
    Distributions to minority interest                          -        (400)
    Payments on long-term debt                                  -        (662)
    Proceeds from long-term debt                                -         752
    Collection of note receivable - affiliate                   4           -
                                                          -------    --------
                Net cash provided by (used
                  in) financing activities                 (1,975)     50,904
                                                          -------    --------

Net increase (decrease) in cash                            (1,231)     18,575
Cash, beginning of period                                   2,026           2
                                                          -------    --------
Cash, end of period                                       $   795    $ 18,577
                                                          =======    ========

Supplemental disclosures of cash flow information
    Cash paid for:
        Interest                                          $     -          39
        Income taxes                                           19         278


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

     Concurrent with the initial public offering, the Company, through its new wholly owned subsidiary, Hub Chicago, acquired with cash the general partnership interests in 26 operating partnerships. In addition, the Company directly acquired with cash a controlling interest in the Hub Group Distribution Services partnership (together with the 26 operating partnerships collectively referred to as "Hub Partnerships"). The combined financial statements of Hub
Partnerships , the predecessor to the business of the Company, are included herein. Further reference is made to the Company's Registration Statement filed on Form S-1 for the historical financial statements of Hub Chicago and Hub Partnerships. See Note 3. "Business Combinations" for further discussion of these acquisitions.

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

     The portion of the difference between fair value and historical cost of individual assets acquired and liabilities assumed attributable to partnership interests acquired by the Company from non-control group stockholders was recorded at fair market value. This resulted in goodwill of approximately $17,425,000 and an increase in property and equipment of approximately $96,000. The remaining portion of the difference between fair value and historical cost attributable to partnership interests acquired from control group stockholders, approximately $25,764,000, has been charged to equity as purchase price in excess of predecessor basis.

     On May 2, 1996, the Company purchased the rights to service the customers of American President Lines Domestic Distribution Services, a division of APL Land Transport Services, Inc., for a purchase price of approximately $8,090,000. The total purchase price has been recorded as goodwill under the purchase method of accounting.

     The allocations presented above represent preliminary purchase price allocations. Goodwill, the cost of purchased businesses in excess of the market value of net tangible and identifiable assets acquired, is being amortized over 40 years on a straight-line basis. On an ongoing basis, the Company will measure realizability by the ability of the Hub Partnerships to generate current and expected future operating income in excess of annual amortization of goodwill.

     In connection with the purchase of the partnership interests in each of the Hub Partnerships, approximately $10,306,000 has been recorded as a deferred tax benefit (utilizing an assumed effective tax rate of 40%), representing the tax effect of the difference between goodwill for income tax purposes of approximately $43,189,000 and goodwill for financial reporting purposes of approximately $17,425,000. The corresponding credit is recorded as an increase in equity in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     The following summarizes the effects of businesses acquired and accounted for as purchases in 1996 as if they had been acquired as of January 1, 1995:

                                         SIX MONTHS ENDED JUNE 30,
                                        --------------------------
                                           1995          1996
                                        ----------   -------------
                                                 (000'S)
Revenue as reported                      $  39,669    $   258,033
Revenue of purchased business for
 period prior to acquisitions,
 net of eliminations                       394,924        184,660
                                        ----------   -------------
Pro forma revenue                        $ 434,593    $   442,693
                                        ----------   -------------

Net income as reported                   $     751    $     2,304
Net income of purchased businesses for
 period prior to acquisition                 1,315             82
Adjustment for goodwill amortization          (318)          (158)
                                        ----------   -------------
Pro forma net income                     $   1,748    $     2,228
                                        ----------   -------------

Earnings per share as reported           $    0.45    $      0.56
Effect of purchased businesses prior to
 acquisitions                                (0.12)         (0.17)
                                        -----------  -------------
Pro forma earnings per share             $    0.33    $      0.39
                                        -----------  -------------

Business acquisitions which involved the use of cash were accounted as follows:

                                                                 SIX MONTHS
                                                                    ENDED
                                                                JUNE 30, 1996
                                                                -------------
                                                                    (000's)
Accounts receivable                                                $ 75,576
Prepaid expenses                                                        861
Other current expenses                                                  724
Property and equipment                                                9,309
Goodwill                                                             25,515
Deferred tax benefit                                                 10,306
Other assets                                                            701
Accounts payable                                                    (74,693)
Accrued expenses                                                     (5,190)
Long-term debt                                                      (20,921)
Minority interest                                                      (102)
Purchase price in excess of predecessor basis                        25,764
Tax benefit of purchase price in excess of predecessor basis        (10,306)
                                                                   --------
Cash used in acquisition                                           $ 37,544
                                                                   --------

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                       December 31,  June 30,
                                                           1995        1996
                                                       -----------  ---------
                                                               (000's)
Land                                                          -           92
Building and improvements                                     -        1,399
Leasehold improvements                                       17          842
Computer equipment and software                             478        9,710
Furniture and equipment                                     221        4,090
Transportation equipment and automobiles                     29        3,181
                                                       -----------  ---------
                                                            745       19,314
Less: Accumulated depreciation and amortization            (608)      (9,290)
                                                       -----------  ---------
  PROPERTY AND EQUIPMENT, net                               137       10,024
                                                       -----------  ---------

NOTE 5.  INCOME TAXES

     The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the Company to compute deferred taxes based upon the amount of taxes payable in future years, after considering known changes in tax rates and other statutory provisions that will be in effect in those years. Prior to March 18, 1996, the Company was a non-taxable Subchapter S corporation. The pro forma provision for additional income taxes for the six months ended June 30, 1995 and 1996 assumes that the Company operated as a taxable corporation since January 1, 1995.

     The reconciliation of the Company's effective tax rate to the federal statutory tax rate is as follows:

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           1995         1996
                                                       -----------   -----------
U.S. federal statutory rate                                  34.0%        34.0%
State taxes, net of federal benefit                           6.0          6.0
Income earned as non-taxable Subchapter S corporation
  prior to March 18, 1996                                   (40.0)        (6.3)
                                                       -----------   -----------
Net effective rate                                            0.0%        33.7%
                                                       -----------   -----------


     The following is a summary of the Company's provision for income taxes:

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           1995         1996
                                                       -----------   -----------
                                                                 (000's)
Current                                                 $       -        1,017
Federal                                                         -          179
                                                       -----------   -----------
State and local                                                 -        1,196
                                                       -----------   -----------
Deferred
Federal                                                         -           84
State and local                                                 -           15
                                                       -----------   -----------
                                                                -           99
                                                       -----------   -----------
Total provision                                         $       -        1,295
                                                       -----------   -----------

See Note 3. "Business Combinations" for discussion of deferred taxes recorded pursuant to acquisitions.

NOTE 6.   LONG-TERM DEBT AND FINANCING ARRANGEMENTS


     Fair value approximates book value at the balance sheet date.

                                                                      June 30,
                                                                        1996
                                                                    ------------
                                                                       (000's)
Installment notes payable due through 2000, monthly installments ranging from $234 - 10,929, including interest, ranging from 2.9%
  to 12%, collateralized by certain equipment                           $ 1,508
Unsecured balloon notes, interest compounded annually at 5.45%,
  interest and principal due March, 2001                                 13,136
Mortgage note payable due in 1998 with monthly installments of
  $2,381, including interest at 8.5%, collateralized by all property        211
Note payable due in three annual installments of $2,000,000
  beginning on May 1, 1997, interest is due at the time the
  principal is paid at 6% compounded annually                             6,000
Capital lease obligations, collateralized by certain equipment              156
                                                                    ------------
Total long-term debt                                                     21,011
Less current portion                                                     (2,605)
                                                                    ------------
                                                                        $18,406
                                                                    ------------

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

NOTE 8.   EQUITY

                                                        December 31, 1995
                                                  -----------------------------
                                                                   Issued and
                                                   Authorized      Outstanding
                                                  -----------      ------------
Preferred stock, $0.1 par value                     2,000,000           -
Common stock, no par value                                200             200
Class A common stock, $0.1 par value               12,337,700             100
Class B common stock, $0.1 par value                  662,300           -

                                                          June 30, 1996
                                                  -----------------------------
                                                                   Issued and
                                                   Authorized      Outstanding
                                                  -----------      ------------
Preferred stock, $.01 par value                     2,000,000           -
Class A common stock, $.01 par value               12,337,700       5,261,350
Class B common stock, $.01 par value                  662,300         662,296

NOTE 9.  SUBSEQUENT EVENT

     On August 1, 1996, the Company purchased the remaining minority interest in Hub City Tennessee, L.P. for approximately $2,513,000 in cash. The purchase was accounted for under the purchase method of accounting with substantially all of the purchase price being allocated to goodwill.

                                HUB GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


BUSINESS COMBINATIONS

          On March 18, 1996, Hub Group, Inc. (the "Company") acquired the general partnership interests in 26 operating partnerships and a controlling interest in the Hub Group Distribution Services partnership (collectively referred to as "Hub Partnerships") for a total purchase price of approximately $43,309,000. On May 2, 1996, the Company purchased the rights to service the customers of American President Lines Domestic Distribution Services ("APLDDS"), a division of APL Land Transport Services, Inc., for a purchase price of approximately $8,090,000. The purchase price of these acquisitions was allocated to the assets acquired and liabilities assumed based on the fair value on the date of acquisition using the purchase method of accounting. Prior to the acquisitions, the Company's business was comprised of the operations of its wholly owned subsidiary, Hub City Terminals, Inc. ("Hub Chicago").

          The acquired businesses' revenues are many multiples of the revenue of Hub Chicago. As a result, consolidated revenues and operating expenses increased dramatically in the period subsequent to March 17, 1996, as compared to the prior year. This relationship will continue for the remainder of 1996. Additionally, purchased transportation costs and operating costs as a percent to revenue may differ from historical trends for Hub Chicago.

          As a result of the APLDDS acquisition, the Company acquired the right to service APLDDS customers. However, the Company did not assume any assets or liabilities associated with that business. Furthermore, the Company was not obligated to hire any of the more than 200 employees in the APLDDS organization. The APLDDS business is being absorbed by Hub Chicago and the Hub Partnerships and the associated incremental operating costs are significantly less than APLDDS historical operating costs. Management is unable to track the specific incremental purchased transportation and operating costs attributable to the acquired APLDDS business. Consequently, our discussion will include estimates of results excluding the acquisition.

RESULTS OF OPERATIONS

REVENUE

          Revenues totaled $209.2 million for the three months ended June 30, 1996, representing a 1009.1% increase over the comparable period in 1995. Without the acquisitions, revenues totaled $20.0 million for the three months ended June 30, 1996, representing a 3.6% decrease over the comparable period in 1995. Revenues for the six months ended June 30, 1996 of $258.0 million represent an increase of 650.5% over the comparable period in 1995. Without the acquisitions, company revenues totaled $40.2 million for the six months ended June 30, 1996 for an increase of 1.2% over the comparable period in 1995. The decrease in the second quarter, which caused the six months to reflect only a small increase, is attributed principally to the relocation of a significant customer's distribution center. It should be noted that the distribution center was relocated to a site that is now being served by one of the Hub Partnerships.

          Pro forma consolidated revenues including the acquisitions increased 2.2% to $219.1 million and 1.9% to $442.7 million for the three and six month periods ended June 30, 1996 versus $214.3 million and $434.6 million in the comparable periods in 1995. It should be noted that the business acquired from APLDDS in 1996 is substantially less than the business reported by APLDDS for 1995.

          Excluding the APLDDS acquisition, Hub Chicago and Hub Partnerships combined revenues increased 16.7% to $199.7 million and 14.6% to $387.5 million for the three and the six month periods ending June 30, 1996 compared to $171.2 million and $338.2 million for the comparable periods in 1995. The increases were primarily attributable to strong growth in the truckload brokerage and logistics businesses. Intermodal revenues increased slightly in both periods.

NET REVENUE

          Net revenue as a percentage of revenue increased for the three and six months ended June 30, 1996 to 12.0% and 11.8% of revenues from 7.2% and 7.7% of revenues for the comparable periods in 1995, respectively. Without the acquisitions, management estimates that net revenue as a percentage of revenue increased to 8.0% and 8.2% for the three and six months ended June 30, 1996 as compared to 7.2% and 7.7% for the three and six months ended June 30, 1995, respectively. Management has been successful in controlling purchased transportation costs in a somewhat erratic transportation market exacerbated by economic uncertainty and rising fuel costs. While fuel costs have leveled off recently, future fuel price increases could adversely impact the Company's ability to maintain purchased transportation costs at current levels.

          Hub Partnerships' net revenues, without the APLDDS acquisition, as a percent to revenue for the three and six month periods ending June 30, 1996 were slightly over 12%. Based on historical data provided by APLDDS, management estimates that net revenues as a percent to revenue for the business acquired from APLDDS will be in the 7% to 8% range.

SALARIES AND BENEFITS

          Salaries and benefits increased to $12.5 million and $15.1 million in the three and six months ended June 30, 1996, from $0.6 million and $1.2 million in the comparable periods in 1995. Without the acquisitions, management estimates that salaries and benefits increased to $0.7 million and $1.4 million for the three and six months periods ended June 30, 1996, from $0.6 million and $1.2 million in the comparable periods in 1995. As a percentage of revenue, salaries and benefits without acquisitions increased to 3.4% and 3.5% for the three and six months ended June 30, 1996 from 2.8% and 3.1% in the comparable periods in 1995. The increase in these percentages was primarily the result of additional staffing to implement the Company's strategy to grow its truckload brokerage operations and additional sales personnel to expand the local revenue base. Furthermore, the increase in the percentage for the three months ended June 30, 1996 over the percentage for the three months ended June 30, 1995 was partially attributable to the decrease in revenue.

          Management estimates that Hub Partnerships salaries and benefits, without the APLDDS acquisition, increased to 6.2% as a percent of revenue in the second quarter of 1996 compared to 6.0% in the second quarter of 1995 and increased to 6.4% for the six months ended June 30, 1996 versus 6.0% for the comparable period in 1995. During the first half of 1996, the Company invested in additional personnel to handle new brokerage and logistics businesses, expand our local and national sales forces and provide expanded financial and administrative services required for continued growth.

SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general and administrative expenses increased to $5.0 million and $6.0 million for the three and six months ended June 30, 1996 from $0.3 million and $0.6 million in the comparable periods in 1995. Without the acquisitions, management estimates that selling, general and administrative costs were constant at $0.3 million and $0.6 million for the three and six months ended June 30, 1995 and 1996, respectively. As a percentage of revenue, selling, general and administrative expenses without acquisitions increased to 1.7% and 1.6% for the three and six months ended June 30, 1996 from 1.5% and 1.5% in the comparable periods in 1995. The increase in these percentages is attributed to normal increases in expenses due to inflation combined with negative or very low revenue growth.

          Management estimates that Hub Partnerships selling, general and administrative expenses, without the APLDDS acquisition, decreased slightly to 2.3% of revenues in the three and six month periods ending June 30, 1996 from 2.4% in the comparable periods in 1995.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense increased to $0.8 million and $0.9 million for the three and the six months ended June 30, 1996 from $0.0 million in the comparable periods in 1995. Without acquisitions, depreciation and amortization was $0.0 for the three and six months ended June 30, 1995 and 1996.

          Depreciation and amortization for the Hub Partnerships was $0.7 million for the second quarter, 1996 and $1.3 million for the six month period ending June 30, 1996 versus $0.6 million and $1.0 million in the comparable periods in 1995.

OPERATING INCOME

          Operating income increased to $6.8 million and $8.6 million for the three and six months ended June 30, 1996 from $0.6 million and $1.2 million in the comparable periods in 1995. Management estimates that, without the acquisitions, operating income was $0.6 million and $1.2 million for the three and six months ended June 30, 1996 versus $0.6 million and $1.3 million in the comparable periods in 1995. As a percentage of revenue, operating income without acquisitions was 2.8% and 3.0% for the three and six months ended June 30, 1995 and 1996.

OTHER INCOME (EXPENSE)

          Interest expense was $0.3 million for the three and six months ended June 30, 1996. All of the interest expensed in 1996 was incurred subsequent to March 17, 1996 and relates primarily to notes assumed or issued in conjunction with the acquisitions. Interest expense on these notes should begin to decrease in future quarters as discretionary paydowns are made. Debt relating to the acquisition of tractors will grow from June 30, 1996 levels as the Company continues its strategy of starting small drayage operations to service portions of its own business in those areas where it is needed to enhance customer service (see Liquidity and Capital Resources). Without the acquisitions, the Company would have incurred no interest expense in the first six months of 1996. The Company incurred no interest expense in the first six months of 1995.

          Interest income was $0.3 for the three and six months ended June 30, 1996 compared to $0.0 and $0.1 for the three and six months ended June 30, 1995. Interest income is expected to decrease as the Company uses portions of its available cash to pay down the notes as discussed above. Without the acquisitions, interest income was $0.0 for the three and six months ended June 30, 1996.

MINORITY INTEREST

          Minority interest was $4.0 million and $4.7 million for the three and six months ended June 30, 1996. Without the acquisitions, the company had no minority interest for the three and six months ended June 30, 1995 and 1996.

INCOME TAXES

          Income taxes were $1.1 million and $1.3 million for the three and six months ended June 30, 1996. The Company had no provision for income taxes prior to March 18, 1996, as the Company was a non-taxable subchapter S corporation.

PRO FORMA PROVISION FOR ADDITIONAL INCOME TAXES

          Additional pro forma income taxes were $0.0 million and $0.2 million in the three and six months ended June 30, 1996 versus $0.2 million and $0.5 million in the comparable periods in 1995. Additional pro forma provision for income taxes are shown to provide an assumed effective federal and state income tax provision at a rate of 40% of income before taxes for any periods which include activity prior to March 18, 1996.

PRO FORMA NET INCOME

          Pro forma net income increased to $1.7 million and $2.3 million for the three and six months ended June 30, 1996 versus $0.4 million and $0.8 million for the comparable periods in 1995. Management estimates that, without the acquisitions, net income was $0.3 million and $0.7 million for the three and six months ended June 30, 1996 versus $0.4 million and $0.8 million in the comparable periods in 1995.

PRO FORMA EARNINGS PER SHARE

          Pro forma earnings per share increased to $0.28 and $0.56 for the three and six months ended June 30, 1996 from $0.22 and $0.45 in the comparable periods in 1996. Management estimates that, without the acquisitions, pro forma earnings per share was $0.18 and $0.43 for the three and six months ended June 30, 1996 versus $0.22 and $0.45 in the comparable periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

          During the first six months of 1996, the Company had three significant transactions that affected liquidity. The transactions were the initial public offering of the Company's common stock and the subsequent acquisitions of the Hub Partnerships and APLDDS. These items represented a cash inflow of $53.0 million and cash outflows of $35.5 million and $2.0 million, respectively. Related to the acquisitions, the Company assumed long-term debt, including current portions, of $20.9 million, approximately $12.4 million of which are 5-year balloon notes due in March of 2001, bearing interest at an annual rate of 5.45%. Approximately $6.0 million bears interest at 6% and is due in three equal annual installments beginning in May of 1997. Immediately prior to the initial public offering and Hub Partnership acquisition, Hub Chicago issued 5-year balloon notes, due in March 2001, to its shareholders for approximately $663,000, bearing interest at an annual rate of 5.45%. The acquisitions resulted in the recognition of a $10.3 million deferred tax asset which will offset cash payments for taxes ratably over the next 15 years. The $25.5 million of goodwill acquired will result in an annual tax deductible expense to be recognized ratably over the next 15 years. For book purposes goodwill is being amortized over 40 years.

          The Company expects to pay down the balloon notes from time to time as cash availability permits. The first pay downs are expected to occur in the third quarter of 1996.

          The Company maintains a bank line of credit totaling $5.0 million which bears interest at the prime rate less 1/2%. As of June 30, 1996, the unused and available portion of this credit line was $5.0 million. Although there can be no assurances, management believes it can obtain a significant additional line of credit, if necessary.

          Capital expenditures are principally used to enhance or expand the Company's computer system and network capabilities and, most recently, to acquire a small number of tractors for drayage moves. Part of the Company's strategy is to supplement third party drayage operations with modest numbers of company-owned tractors to service portions of the Company's intermodal business in those locations where drayage service is limited or where customers require an enhanced level of service which cannot be competitively accommodated by a third party provider.

          As of June 30, 1996, the Company owns 21 tractors in St. Louis, Missouri and 10 tractors in Battle Creek, Michigan. The company-owned drayage operation in St. Louis has been functioning since 1994 and the Battle Creek operation was established in 1996. Management is considering additional sites for company-owned tractors and it is anticipated that several new operations will be started requiring the acquisition of an additional 40 to 70 tractors (approximately $60,000 each) by the end of 1996. The Company will purchase up to 20 tractors with cash with the remainder being financed under an existing financing commitment. Financing terms include 48 month amortization at an annual interest rate equal to the 24 month Treasury Bill rate plus 3%. Management intends to carefully evaluate existing and new drayage operations before committing to future locations beyond 1996.

          Effective August 1, 1996, the Company acquired the 70% minority interest in Hub Tennessee, L.P. for $2.5 million in cash. Substantially all of the purchase price has been allocated to goodwill.

          The Company believes that existing cash, cash provided by operations and cash available under a line of credit and its other financing commitment will be sufficient to meet the Company's short-term working capital and capital expenditure needs. The company also believes that the aforementioned items are sufficient to meet its anticipated long-term working capital, capital expenditure and debt repayment needs through the year 1998.

                               HUB PARTNERSHIPS
                  UNAUDITED CONDENSED COMBINED BALANCE SHEET
                                (in thousands)

                                                           December 31,
                                                           ------------
                                                              1995
                                                           ------------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                $   10,949
  Accounts receivable, net
   Trade                                                       74,406
   Affiliate                                                    1,774
  Prepaid expenses                                                832
  Other current assets                                          1,641
                                                           ------------
   TOTAL CURRENT ASSETS                                        89,602
 PROPERTY AND EQUIPMENT, net                                    8,994
 OTHER ASSETS                                                     366
                                                           ------------
   TOTAL ASSETS                                            $   98,962
                                                           ============

LIABILITIES AND EQUITY
 CURRENT LIABILITIES:
  Accounts payable
   Trade                                                   $   64,212
   Affiliate                                                    2,376
   Other                                                        3,323
  Accrued expenses
   Payroll                                                      4,125
   Other                                                        1,115
  Current portion of long-term debt                               681
                                                           ------------
    TOTAL CURRENT LIABILITIES                                  75,832
                                                           ------------

 LONG-TERM DEBT, EXCLUDING CURRENT PORTION                      1,007
 CONTINGENCIES AND COMMITMENTS
 MANDATORILY REDEEMABLE COMMON STOCK                           10,386
 EQUITY:
  Common stock, $0-$100 par value                               1,943
  Additional paid-in capital                                      500
  Treasury stock                                                  (32)
  Partnership capital                                             129
  Retained earnings                                             9,197
                                                           ------------
   TOTAL STOCKHOLDERS' EQUITY                                  11,737
                                                           ------------
    TOTAL LIABILITIES AND EQUITY                           $   98,962
                                                           ============

        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
             UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                (in thousands)



                                              Three Months   Six Months      January 1
                                                 Ended          Ended         through
                                                June 30,      June 30,       March 17,
                                                  1995          1995           1996
                                             -------------  -------------  -------------
REVENUE:
  Trade                                         $ 154,172     $ 305,051    $ 142,413
  Affiliate                                         5,941        10,734        3,992
                                             -------------  -------------  -------------
    Total revenue                                 160,113       315,785      146,405

PURCHASED TRANSPORTATION                          141,200       278,473      128,405
                                             -------------  -------------  -------------
    Net revenue                                    18,913        37,312       18,000

COSTS AND EXPENSES:
  Salaries and benefits                             9,689        18,975        9,807
  Selling, general and administrative               3,976         7,658        3,393
  Depreciation and amortization                       564         1,102          553
                                             ------------- --------------  -------------
    Total costs and expenses                       14,229        27,735       13,753

     Operating income                               4,684         9,577        4,247
                                             -------------  -------------  -------------

INTEREST AND OTHER INCOME                             338           538          159
                                             -------------  -------------  -------------

INCOME BEFORE PROVISION FOR INCOME TAXES            5,022        10,115        4,406

PROVISION FOR INCOME TAXES                            109           225          126
                                             ------------- --------------  -------------

NET INCOME                                      $   4,913       $ 9,890      $ 4,280
                                             =============  =============  =============

        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
               UNAUDITED CONDENSED COMBINED STATEMENT OF EQUITY
             For the period January 1, 1996 through March 17, 1996
                     (in thousands, except share amounts)


                                  Common Stock       Additional
                             ----------------------   Paid-in    Treasury  Partnership  Retained
                              Shares      Amount      Capital     Stock     Capital     Earnings     Equity
                             ----------   ---------  ----------  --------  -----------  ----------  ----------
BALANCE AT JANUARY 1, 1996     84,763     $ 1,814    $   629     $  (32)          129   $  9,197    $ 11,737
 Net income                                                                                4,280       4,280
 Distributions                             (1,745)      (629)        32                  (13,477)    (15,819)
                             ----------   ---------  ----------  --------  -----------  ----------  ----------
BALANCE AT MARCH 17, 1996      84,763     $    69    $    -      $   -     $      129   $   -       $    198
                             ==========   =========  ========== =========  ===========  ==========  ==========

        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
             UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                     Six Months    January 1
                                                       Ended        through
                                                      June 30,     March 17,
                                                        1995         1996
                                                     ----------    ---------
Cash flows from operating activities:
 Net income                                           $  9,890      $ 4,280
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                          1,102          553
   Loss on sale of property and equipment                   27            3
   Changes in working capital:
    Accounts receivable, net                             2,786          604
    Prepaid expenses                                      (400)         (29)
    Other current assets                                  (371)         918
    Accounts payable                                     2,097        4,783
    Accrued expenses                                      (555)        (140)
    Other assets                                            36         (407)
                                                      --------      -------
     Net cash provided by operations                    14,612       10,565
                                                      --------      -------

Cash flows from investing activities:
 Purchases of property and equipment, net               (2,632)        (775)
                                                      --------      -------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                1,404       13,594
 Proceeds from sale of common stock                        145           -
 Distributions                                         (12,882)     (26,207)
 Payments on long-term debt                               (355)        (361)
                                                      --------      -------
     Net cash used in financing activities             (11,688)     (12,974)
                                                      --------      -------

Net increase (decrease) in cash                            292       (3,184)
Cash, beginning of period                               14,805       10,949
                                                      --------      -------
Cash, end of period                                   $ 15,097      $ 7,765
                                                      ========      =======

Supplemental disclosures of cash flow information
 Cash paid for:
  Interest                                            $     72      $    56
  Income taxes                                             279          130

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

NOTE 2.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The unaudited condensed combined financial statements of Hub Partnerships are presented herein to reflect the financial condition and results of operations of the Hub Partnerships as of and for the periods in which the Hub Partnerships were the predecessor to the business acquired by Hub Group, Inc on March 18, 1996, as necessary to disclose the financial statements of the business acquired by Hub Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission.

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

NOTE 4.   PROPERTY AND EQUIPMENT

                                                         DECEMBER 31,
                                                             1995
                                                        --------------
                                                           (000's)
Land                                                          $    92
Building and improvements                                       1,376
Leasehold improvements                                            674
Computer equipment and software                                 8,562
Furniture and equipment                                         3,418
Transportation equipment and automobiles                        2,353
                                                        --------------
                                                               16,475
Less: Accumulated depreciation and amortization                (7,481)
                                                        --------------
  PROPERTY AND EQUIPMENT, net                                 $ 8,994
                                                        --------------


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

RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

     Since the acquisition of the general partnerships in the Hub Partnerships and the controlling interest in Hub Distribution on March 18, 1996, results of operations have been consolidated with those of Hub Group, Inc. As no activity is reported for the second quarter, 1996, management feels that a discussion of period to period changes will not be meaningful.

PART II.  OTHER  INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

          Purchase Agreement dated May 2, 1996 among the Registrant, American President Companies, Ltd. and APL Land Transport Services, Inc. incorporated by reference from the corresponding exhibit to the Registrant's Report on Form 8-K dated May 2, 1996.

(b)  Reports on Form 8-K

          Registrant filed a Report on Form 8-K dated May 2, 1996 reporting under Item 2 the consummation of the acquisition of American President Lines Domestic Distribution Services, a division of APL Land Transport Services, Inc. The financial statements of the business acquired were filed supplementally on July 15, 1996, on Form 8-K/A.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HUB GROUP, INC.



DATE:  August 12, 1996                       /s/ William L. Crowder
                                             ----------------------
                                             William L. Crowder
                                             Vice President-Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)