Form 10-Q
period 1996-09-30
HUB GROUP INC
filed 1996-11-13
CIK 940942

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996 or


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



                     377 EAST BUTTERFIELD ROAD, SUITE 700
                            LOMBARD, ILLINOIS 60148
         (Address, including zip code, of principal executive offices)
                                (630) 271-3600
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

     On November 8, 1996, the registrant had 5,261,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

=============================================================================

                                HUB GROUP, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION:                                                        PAGE

HUB GROUP, INC. - REGISTRANT
Unaudited Condensed Consolidated Balance Sheets - December 31, 1995
     and September 30, 1996                                                             3

Unaudited Condensed Consolidated Statements of Operations - Three Months and
     Nine Months Ended September 30, 1995 and 1996                                      4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Nine
     Months Ended September 30, 1996                                                    5

Unaudited Condensed Consolidated Statements of Cash Flows - Nine
     Months Ended September 30, 1995 and 1996                                           6

Notes to Unaudited Condensed Consolidated Financial Statements                          7

Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                             13

HUB PARTNERSHIPS - PREDECESSOR

Unaudited Condensed Combined Balance Sheet - December 31, 1995                         19

Unaudited Condensed Combined Statements of Operations for the Three Months
     Ended September 30, 1995 and the Nine Months Ended September 30, 1995
     and the Period January 1, 1996 through March 17, 1996                             20

Unaudited Condensed Combined Statement of Equity - Period January 1, 1996
     through March 17, 1996                                                            21

Unaudited Condensed Combined Statements of Cash Flows for the Nine
     Months Ended September 30, 1995 and the Period January 1, 1996
     through March 17, 1996                                                            22

Notes to Unaudited Condensed Combined Financial Statements                             23

Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                             24

PART II.  OTHER INFORMATION                                                            25


                                HUB GROUP, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                   December 31,  September 30,
                                                                   ------------  -------------
                                                                       1995          1996
                                                                   ------------  -------------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                           $    2       $ 17,897
  Accounts receivable, net
   Trade                                                               6,197        108,996
   Affiliates                                                          2,376            -
  Prepaid expenses                                                        33            925
  Other current assets                                                   114          1,310
                                                                      ------       --------
   TOTAL CURRENT ASSETS                                                8,722        129,128

 PROPERTY AND EQUIPMENT, net                                             137         12,398
 GOODWILL, net                                                           -           27,741
 DEFERRED TAX BENEFIT                                                    -            9,936
 OTHER ASSETS                                                            224            661
                                                                      ------       --------
   TOTAL ASSETS                                                       $9,083       $179,864
                                                                      ======       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Accounts payable
   Trade                                                              $5,620       $ 96,321
   Affiliates                                                          1,774            -
   Other                                                                  89          6,521
  Accrued expenses
   Payroll                                                               286          5,605
   Other                                                                 149          4,283
  Current portion of long-term debt                                      -            2,749
                                                                      ------       --------
    TOTAL CURRENT LIABILITIES                                          7,918        115,479
                                                                      ------       --------

 LONG-TERM DEBT, EXCLUDING CURRENT PORTION                               -           15,177
 DEFERRED TAXES                                                          -              234
 CONTINGENCIES AND COMMITMENTS
 MINORITY INTEREST                                                       -            7,441
 STOCKHOLDERS' EQUITY:
  Preferred stock                                                        -              -
  Common stock                                                            26             59
  Additional paid-in capital                                              18         52,886
  Purchase price in excess of predecessor basis                          -          (25,764)
  Tax benefit of purchase price in excess of predecessor basis           -           10,306
  Retained earnings                                                    1,121          4,046
                                                                      ------       --------
   TOTAL STOCKHOLDERS' EQUITY                                          1,165         41,533
                                                                      ------       --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $9,083       $179,864
                                                                      ======       ========

      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                     Three Months               Nine Months
                                                  Ended September 30,       Ended September 30,
                                                 ---------------------     ---------------------
                                                   1995         1996         1995         1996
                                                 --------     --------     --------     --------
REVENUE:
 Trade                                            $16,609     $238,584     $ 49,781     $493,158
 Affiliates                                         3,981            -       10,478        3,459
                                                  -------     --------     --------     --------
  Total revenue                                    20,590      238,584       60,259      496,617

PURCHASED TRANSPORTATION                           19,048      209,877       55,665      437,401
                                                  -------     --------     --------     --------
  Net revenue                                       1,542       28,707        4,594       59,216

COSTS AND EXPENSES:
 Salaries and benefits                                585       13,888        1,813       28,989
 Selling, general and administrative                  286        5,073          894       11,018
 Depreciation and amortization                          4          795           22        1,660
                                                  -------     --------     --------     --------
  Total costs and expenses                            875       19,756        2,729       41,667

     Operating income                                 667        8,951        1,865       17,549
                                                  -------     --------     --------     --------

OTHER INCOME (EXPENSE):
 Interest expense                                       -         (292)           -         (631)
 Interest income                                       12          256           66          561
 Other, net                                             -            8            -          (30)
                                                  -------     --------     --------     --------
  Total other income (expense)                         12          (28)          66         (100)

INCOME BEFORE MINORITY INTEREST AND
 PROVISION FOR INCOME TAXES                           679        8,923        1,931       17,449
                                                  -------     --------     --------     --------

MINORITY INTEREST                                       -        5,415            -       10,101
                                                  -------     --------     --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES              679        3,508        1,931        7,348

PROVISION FOR INCOME TAXES                              -        1,403            -        2,698
                                                  -------     --------     --------     --------

NET INCOME                                        $   679     $  2,105     $  1,931     $  4,650
                                                  =======     ========     ========     ========

PRO FORMA PROVISION FOR ADDITIONAL INCOME
 TAXES                                                272            -          501          241
                                                  -------     --------     --------     --------

PRO FORMA NET INCOME                              $   407     $  2,105     $  1,430     $  4,409
                                                  =======     ========     ========     ========

PRO FORMA EARNINGS PER SHARE                      $  0.24     $   0.35     $   0.86     $   0.93
                                                  =======     ========     ========     ========

PRO FORMA WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                 1,662        5,989        1,662        4,740
                                                  =======     ========     ========     ========

      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the nine months ended September 30, 1996
                         (in thousands, except shares)


                                                                                    Tax Benefit
                                                                       Purchase     of Purchase
                                                                       Price in        Price
                                     Common Stock        Additional    Excess of    in Excess of
                                ----------------------    Paid-in     Predecessor   Predecessor    Retained   Stockholders'
                                  Shares       Amount     Capital        Basis         Basis       Earnings      Equity
                                ----------    --------   ----------   -----------   ------------   --------   -------------
Balance at January 1, 1996             300      $ 26      $    18        $    -         $   -       $ 1,121       1,165
 Net income                                       -           -               -             -         4,650       4,650
 Distributions to stockholders                   (25)         (17)            -                      (1,725)     (1,767)
 Issuance of common stock
   in acquisitions               1,662,296        -           -               -             -           -           -
 Retirement of shares acquired        (200)       -           -               -             -           -           -
 Sale of common stock in
   initial public offering, net
   of offering costs             4,261,250        59       52,886             -             -           -        52,945
 Acquisition of general
   partnership interests              -            -          -           (25,764)       10,306         -       (15,458)
 Purchase of common stock            (100)        (1)          (1)            -             -           -            (2)
                                ---------       ----      -------        --------       -------      ------     -------
Balance at September 30, 1996   5,923,546       $ 59      $52,886        $(25,764)      $10,306      $4,046     $41,533
                                =========       ====      =======        ========       =======      ======     =======

      See notes to unaudited condensed consolidatedfinancial statements.

                                HUB GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                              Nine months ended September 30,
                                                                              -------------------------------
                                                                                1995                   1996
                                                                              --------               --------
Cash flows from operating activities:
 Net income                                                                    $ 1,931               $  4,650
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                    22                  1,774
   Deferred taxes                                                                  -                      604
   Minority interest                                                               -                   10,101
   Gain on sale of assets                                                          -                      (58)
   Changes in working capital, net of effects of purchase transactions:
    Accounts receivable, net                                                    (1,670)               (24,847)
    Prepaid expenses                                                               -                      (31)
    Other current assets                                                            31                   (472)
    Accounts payable                                                               333                 20,666
    Accrued expenses                                                              (113)                 4,263
    Other assets                                                                    (8)                   264
                                                                               -------               --------
     Net cash provided by operations                                               526                 16,914
                                                                               -------               --------

Cash flows from investing activities:
 Cash used in acquisitions, net                                                    -                  (37,544)
 Purchase of minority interest                                                     -                   (2,554)
 Purchases of property and equipment, net                                          (43)                (4,340)
                                                                               -------               --------
     Net cash used in investing activities                                         (43)               (44,438)
                                                                               -------               --------

Cash flows from financing activities:
 Proceeds from sale of common stock in initial public offering, net of
  offering costs                                                                   -                   52,945
 Proceeds from sale of common stock                                                  2                      -
 Purchase of common stock                                                          -                       (2)
 Distributions to shareholders                                                  (2,560)                (1,767)
 Distributions to minority interest                                                -                   (2,762)
 Payments on long-term debt                                                        -                   (4,619)
 Proceeds from long-term debt                                                      -                    1,624
 Collection of note receivable - affiliate                                          51                    -
                                                                               -------               --------
     Net cash provided by (used in) financing activities                        (2,507)                45,419
                                                                               -------               --------

Net increase (decrease) in cash                                                 (2,024)                17,895
Cash, beginning of period                                                        2,026                      2
                                                                               -------               --------
Cash, end of period                                                            $     2               $ 17,897
                                                                               =======               ========

Supplemental disclosures of cash flow information
 Cash paid for:
  Interest                                                                     $     1               $     70
  Income taxes                                                                      37                    957

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

NOTE 2.  CAPITAL STRUCTURE

          On March 8, 1995, the Company was incorporated and issued 100 shares of Class A common stock to the sole incorporator. On March 18, 1996, the Company purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition through issuance of 1,000,000 shares of the Company's Class A common stock and 662,296 shares of the Company's Class B common stock. Hub Chicago has been accounted for similar to the pooling of interests method of accounting and has been included in all periods presented on a historical cost basis.

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

          Concurrent with the initial public offering, the Company, through its new wholly owned subsidiary, Hub Chicago, acquired with cash the general partnership interests in 26 operating partnerships. In addition, the Company directly acquired with cash an interest in the Hub Group Distribution Services partnership (together with the 26 operating partnerships collectively referred to as "Hub Partnerships"). The combined financial statements of Hub Partnerships, the predecessor to the majority of the business of the Company, are included herein. Further reference is made to the Company's Registration Statement filed on Form S-1 for the historical financial statements of Hub Chicago and Hub Partnerships. See Note 3. "Business Combinations" for further discussion of these acquisitions.

NOTE 3.  BUSINESS COMBINATIONS

          On March 18, 1996, the Company acquired the general partnership interests in 26 operating partnerships and an interest in the Hub Group Distribution Services partnership for a total purchase price of approximately $43,309,000. The purchase price of these acquisitions was allocated to the assets acquired and liabilities assumed based on the fair value at the date of acquisition using the purchase method of accounting.

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

          The allocations presented above represent preliminary purchase price allocations. Goodwill, the cost of purchased businesses in excess of the market value of net tangible and identifiable assets acquired, is being amortized over 40 years on a straight-line basis. On an ongoing basis, the Company will measure realizability by the ability of the acquired entities to generate current and expected future operating income in excess of annual amortization of goodwill.

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

          The following summarizes the effects of businesses acquired and accounted for as purchases in 1996 as if they had been acquired as of January 1, 1995:

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                     1995             1996
                                                --------------   --------------
                                                            (000's)
Revenue as reported                                $ 60,259         $496,617
Revenue of purchased business for period
 prior to acquisitions, net of eliminations         597,170          184,660
                                                   --------         --------
Pro forma revenue                                  $657,429         $681,277
                                                   --------         --------

Net income as reported                             $  1,931         $  4,650
Net income (loss) of purchased businesses for
 period prior to acquisition                            580             (261)
Adjustment for goodwill amortization                   (286)             (95)
                                                   --------         --------
Pro forma net income                               $  2,225         $  4,294
                                                   --------         --------
Earnings per share as reported                     $   0.86         $   0.93
Effect of purchased businesses prior to
 acquisitions                                         (0.44)           (0.19)
                                                   --------         --------
Pro forma earnings per share                       $   0.42         $   0.74
                                                   --------         --------

Business acquisitions which involved the use of cash were accounted as follows:


                                                                  Nine Months
                                                                     Ended
                                                              September 30, 1996
                                                              ------------------
                                                                    (000's)
Accounts receivable                                               $75,576
Prepaid expenses                                                      861
Other current assets                                                  724
Property and equipment                                              9,309
Goodwill                                                           25,515
Deferred tax benefit                                               10,306
Other assets                                                          701
Accounts payable                                                  (74,693)
Accrued expenses                                                   (5,190)
Long-term debt                                                    (20,921)
Minority interest                                                    (102)
Purchase price in excess of predecessor basis                      25,764
Tax benefit of purchase price in excess of predecessor basis      (10,306)
                                                                   ------
Cash used in acquisitions                                         $37,544
                                                                  -------

NOTE 4.  PURCHASE OF MINORITY INTEREST

          On August 1, 1996, the Company purchased the remaining 70% minority interest in Hub City Tennessee, L.P. for approximately $2,554,000. The entire purchase price was recorded as goodwill.



NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                 December 31,   September 30,
                                                     1995           1996
                                                 ------------   -------------
                                                            (000's)
Land                                                $   -          $    92
Building and improvements                               -              827
Leasehold improvements                                 17              551
Computer equipment and software                       478            6,495
Furniture and equipment                               221            2,861
Transportation equipment and automobiles               29            3,471
                                                    -----          -------
                                                      745           14,297
Less: Accumulated depreciation and amortization      (608)          (1,899)
                                                    -----          -------
  PROPERTY AND EQUIPMENT, net                       $ 137          $12,398

NOTE 6.  INCOME TAXES

     The Company records income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the Company to compute deferred taxes based upon the amount of taxes payable in future years, after considering known changes in tax rates and other statutory provisions that will be in effect in those years. Prior to March 18, 1996, the Company was a non-taxable Subchapter S corporation. The pro forma provision for additional income taxes for the nine months ended September 30, 1995 and 1996 assumes that the Company operated as a taxable corporation since January 1, 1995.

     The reconciliation of the Company's effective tax rate to the federal statutory tax rate is as follows:


                                                            Nine Months Ended September 30,
                                                            ------------------------------
                                                                  1995            1996
                                                            ---------------  --------------
U.S. federal statutory rate                                       34.0%           34.0%
State taxes, net of federal benefit                                6.0%            6.0%
Income earned as non-taxable Subchapter S corporation
  prior to March 18, 1996                                        (40.0)           (3.3)
                                                                  -----           ----
Net effective rate                                                 0.0%           36.7%
                                                                  -----           ----

     The following is a summary of the Company's provision for income taxes:

                                                            Nine Months Ended September 30,
                                                            ------------------------------
                                                                   1995           1996
                                                            --------------  --------------
                                                                        (000's)
Current                                                         $    -          $2,094
Federal                                                              -             370
State and local                                                      -           2,464
                                                                ------          ------
                                                                     -
Deferred                                                             -             199
Federal                                                              -              35
                                                                ------          ------
State and local                                                      -             234
                                                                ------          ------
Total provision                                                 $    -          $2,698
                                                                ------          ------

See Note 3. "Business Combinations" for discussion of deferred taxes recorded pursuant to acquisitions.

NOTE 7.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

          Fair value approximates book value at the balance sheet date.


                                                                   September 30,
                                                                       1996
                                                                   -------------
                                                                      (000's)
Installment notes payable due through 2000, monthly installments ranging from $234 - $10,929, including interest, ranging from
 2.9% to 12%, collateralized by certain equipment                     $ 2,293
Unsecured balloon notes, interest compounded annually at 5.45%,
 interest and principal due March, 2001                                 9,282
Mortgage note payable due in 1998 with monthly installments of
 $2,381, including interest at 8.5%, collateralized by certain
 property                                                                 209
Note payable due in three annual installments of $2,000,000
 beginning on May 1, 1997, interest is due at the time the
 principal is paid at 6% compounded annually                            6,000
Capital lease obligations, collateralized by certain equipment            142
                                                                      -------
Total long-term debt                                                   17,926
Less current position                                                  (2,749)
                                                                      -------
                                                                      $15,177
                                                                      -------

NOTE 8.  STOCK-BASED COMPENSATION PLAN

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

          In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard no later than December 31, 1996. This Statement encourages companies to recognize expense for stock options at an estimated fair value based on an option pricing model. If expense is not recognized for stock options, pro forma footnote disclosure is required of what net income and earnings per share would have been under the Statement's approach to valuing and expensing stock options. Certain other new disclosures will be required. The Company will implement the provisions of this statement in 1996, but has decided that it will not recognize the expense related to stock options in the financial statements. The impact of this new Statement has not yet been completely evaluated.

NOTE 9.  EQUITY


                                                December 31, 1995
                                           --------------------------
                                                          Issued and
                                            Authorized    Outstanding
                                           ------------  -------------
Preferred stock, $.01 par value              2,000,000           --
Common stock, no par value                         200           200
Class A common stock, $.01 par value        12,337,700           100
Class B common stock, $.01 par value           662,300           --

                                               September 30, 1996
                                           --------------------------
                                                          Issued and
                                            Authorized    Outstanding
                                           ------------  -------------
Preferred stock, $.01 par value              2,000,000           --
Class A common stock, $.01 par value        12,337,700     5,261,250
Class B common stock, $.01 par value           662,300       662,296

                                HUB GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


BUSINESS COMBINATIONS

          On March 18, 1996, Hub Group, Inc. (the "Company") acquired the general partnership interests in 26 operating partnerships and an interest in the Hub Group Distribution Services partnership (collectively referred to as "Hub Partnerships") for a total purchase price of approximately $43,309,000. On May 2, 1996, the Company purchased the rights to service the customers of American President Lines Domestic Distribution Services ("APLDDS"), a division of APL Land Transport Services, Inc., for a purchase price of approximately $8,090,000. The purchase price of these acquisitions was allocated to the assets acquired and liabilities assumed based on the fair value on the date of acquisition using the purchase method of accounting. Prior to the acquisitions, the Company's business was comprised of the operations of its wholly owned subsidiary, Hub City Terminals, Inc. ("Hub Chicago").

          The acquired businesses' revenues are many multiples of the revenue of Hub Chicago. As a result, consolidated revenues and operating expenses increased dramatically in the period subsequent to March 17, 1996, as compared to the prior year. This relationship will continue for the remainder of 1996. Additionally, purchased transportation costs and operating costs as a percentage of revenue may differ from historical trends for Hub Chicago.

          As a result of the APLDDS acquisition, the Company acquired the right to service APLDDS customers. However, the Company did not assume any assets or liabilities associated with that business. Furthermore, the Company was not obligated to hire any of the more than 200 employees in the APLDDS organization. The APLDDS business was absorbed directly into the operations of Hub Chicago and Hub Partnerships and management believes the associated incremental operating costs are significantly less than APLDDS historical operating costs. Management is unable to track the incremental purchased transportation and operating costs attributable to the acquired APLDDS business. Consequently, discussion of results of operations excluding acquisitions will be limited to comparisons of revenue. Discussion of pro forma financial data reflect results of operations as if the Company had acquired Hub Partnerships and APLDDS as of January 1, 1995.

RESULTS OF OPERATIONS

REVENUE

          Actual revenue totaled $238.6 million for the three months ended September 30, 1996, representing a 1058.7% increase over the comparable period in 1995. Without the acquisitions, revenue totaled $20.6 million for the three months ended September 30, 1996, representing no change over the comparable period in 1995. Actual revenue for the nine months ended September 30, 1996, of $496.6 million represents an increase of 724.1% over the comparable period in 1995. Without the acquisitions, Company revenues totaled $60.7 million for the nine months ended September 30, 1996 for an increase of 0.5% over the comparable period in 1995. The lack of a more substantial increase in revenue without acquisitions is attributed principally to the relocation of a significant customer's distribution center. It should be noted that the distribution center was relocated to a site that is now being served by one of the partnerships that is part of Hub Partnerships.

          Pro forma consolidated revenues increased 7.1% to $238.6 million and 3.6% to $681.3 million for the three and nine month periods ended September 30, 1996, versus $222.8 million and $657.4 million in the comparable periods in 1995, respectively. It should be noted that the business acquired from APLDDS on May 2, 1996, had been experiencing significant decline in 1995 and the first quarter of 1996. Management believes the Company has successfully transitioned greater than 90% of the APLDDS business that existed on May 2, 1996.

          Excluding the APLDDS acquisition, Hub Chicago and Hub Partnerships combined revenues increased 18.8% to $215.4 million and 15.9% to $602.4 million for the three and nine month periods ending September 30, 1996, compared to $181.4 million and $519.6 million for the comparable periods in 1995, respectively. The increases were primarily attributable to strong growth in the truckload brokerage and logistics sectors. Intermodal revenues, excluding the APLDDS acquisition, increased moderately.

          Management believes that the truckload brokerage business will show an increase in the fourth quarter of 1996 compared to the fourth quarter of 1995. Management believes the logistics business growth rate will decline somewhat when comparing 1996 to 1995 for the fourth quarter. This is due to the fourth quarter of 1995 being the only quarter in 1995 that experienced revenue from the new logistics business. Management estimates that in 1997 revenue growth will decline from current levels. This estimate is based on management's opinion that the dramatic growth in the truckload brokerage and logistics businesses experienced in 1996 provides too large of a revenue base to sustain the same growth rate in 1997. Furthermore, management cannot predict an acquisition similar to APLDDS in 1997. Finally, management expects to maintain its moderate levels of growth in intermodal revenue, excluding the acquired revenue from APLDDS.

NET REVENUE

          Actual net revenue as a percentage of revenue increased for the three and nine month periods ended September 30, 1996, to 12.0% and 11.9% from 7.5% and 7.6% for the comparable periods in 1995, respectively. This is primarily a reflection of the lower net revenue as a percentage of revenue that is experienced by Hub Chicago as compared to Hub Partnerships. Hub Chicago has a larger proportion of high volume/low margin accounts than does Hub Partnerships.

          Pro forma net revenue as a percentage of revenue increased to 12.0% and 11.6% for the three and nine month periods ended September 30, 1996, from 11.3% and 11.0% for the comparable periods in 1995, respectively. On a pro forma basis, net revenue as a percentage of revenue, for the APLDDS business was 6.9% and 4.1% for the first nine months of 1995 and for the period January 1, 1996 through May 1, 1996, respectively. Management believes that it is experiencing a net revenue percentage that has modestly improved from the levels experienced by APLDDS for the transitioned APLDDS business. The lower pro forma percentages experienced by APLDDS causes the current year percentages to compare favorably to the prior year percentages. This favorable pro forma comparison is partially offset by the lower net revenue percentage experienced by the new logistics business that started late in 1995.

          Historically, the Company contracted for all its drayage needs with 100% of the attendant costs being classified as purchased transportation. As the Company sets up its own drayage operations, the salaries and benefits for non-driver employees as well as general and administrative expenses are classified below the net revenue line as operating expenses. Assuming that the Company meets its drayage needs at or below the previously contracted cost, the classification of a portion of the cost below the net revenue line will cause net revenue as a percentage of revenue to increase.

          Management expects fluctuations in the net revenue percentage from quarter-to-quarter caused by changes in business mix, changes in truckload margins, changes in logistics business margins, changes in trailer capacity, changes in intermodal industry growth and changes in accounting estimates.

SALARIES AND BENEFITS

          Actual salaries and benefits increased to $13.9 million and $29.0 million in the three and nine month periods ended September 30, 1996, from $0.6 million and $1.8 million in the comparable periods in 1995, respectively. Pro forma salaries and benefits increased to $13.9 million and $41.0 million in the three and nine month periods ended September 30, 1996, from $12.7 million and $36.7 million in the comparable periods in 1995, respectively. The salaries and benefits incurred by APLDDS in servicing their customers were lower as a percentage of revenue than experienced by the Company. APLDDS was a division of APL Land Transport Services, Inc. ("APL") and consequently received much of its support services from APL and was assessed a management fee. This had the effect of deflating salaries and benefits while inflating selling, general and administrative expenses. For the nine months ended September 30, 1995 and for the period January 1, 1996 through May 1, 1996, salaries and benefits as a percentage of revenue for APLDDS were 3.8% and 4.8%, respectively. Pro forma salaries and benefits as a percentage of revenue increased to 5.8% and 6.0% for the three and nine month periods ended September 30, 1996 from 5.7% and 5.6% in the comparable periods in 1995, respectively, which is partially attributed to the historical cost structure of APLDDS. Also contributing to the increase was the Company's investment in additional personnel in 1996 to handle new truckload brokerage and logistics business, to expand the local and national sales forces and to provide financial and administrative services required for continued growth.

          It is anticipated that the percentage could fluctuate from quarter-to-quarter as there are timing differences between revenue increases and changes in levels of staffing. Factors that could affect the percentage from staying in the recent historical range are revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses or changes in customer requirements that result in a higher cost of labor per move.

SELLING, GENERAL AND ADMINISTRATIVE

          Actual selling, general and administrative expenses increased to $5.1 million and $11.0 million for the three and nine month periods ended September 30, 1996, from $0.3 million and $0.9 million in the comparable periods in 1995, respectively. Pro forma selling, general and administrative expenses decreased to $5.1 million and $17.1 million for the three and nine month periods ended September 30, 1996, from $7.3 million and $21.4 million in the comparable periods in 1995, respectively. As a percentage of revenue these pro forma expenses were 2.1% and 2.5% for the three and nine month periods ended September 30, 1996, and 3.3% for both of the comparable periods in 1995. As explained in "Salaries and Benefits," APLDDS received much of its support services through a management fee allocation from APL. This caused the APLDDS historical selling, general and administrative expenses to be inflated. For the nine months ended September 30, 1996, and for the period January 1, 1996, through May 1, 1996, selling, general and administrative expenses as a percentage of revenue for APLDDS were 6.7% and 6.0%, respectively. Also contributing to the decrease in the pro forma percentages was the leverage that the Company generated on its strong revenue growth in 1996.

DEPRECIATION AND AMORTIZATION

          Actual depreciation and amortization expense increased to $0.8 million and $1.7 million for the three and nine month periods ended September 30, 1996, from negligible amounts in the comparable periods in 1995. Pro forma depreciation and amortization increased to $0.8 million and $2.4 million for the three and nine month periods ended September 30, 1996, from $0.7 and $2.2 million in the comparable periods in 1995, respectively. As a percentage of revenue, pro forma depreciation and amortization was 0.3% and 0.4% for the three and nine month periods ended September 30, 1996, and 0.3% for both of the comparable periods in 1995.

          Management estimates that as a percentage of revenue, depreciation and amortization will remain at current levels or increase in the future. Factors that could cause an increase in the percentage are increased leasehold improvement amortization as operating companies transition to larger facilities, increased software amortization on planned implementation of new packages in the truckload brokerage and logistics businesses and increased goodwill amortization that would arise if the Company exercised any of its options to purchase the remaining minority interest in any of its operating companies.

OTHER INCOME (EXPENSE)

          Actual interest expense was $0.3 million and $0.6 million for the three and nine month periods ended September 30, 1996, compared to no interest expense in both of the comparable periods in 1995. All of the interest expensed in 1996 was incurred subsequent to March 17, 1996. Pro forma interest expense was $0.3 million and

$1.0 million for the three and nine month periods ended September 30, 1996, and $0.3 and $0.9 for the comparable periods in 1995, respectively.

          There are three primary components of interest expense. First are the five-year balloon notes assumed or issued in conjunction with the acquisition of Hub Partnerships. Interest expense on these notes began to decline in third quarter of 1996 as discretionary payments were made. Management estimates interest will continue to decline on a quarterly basis as it relates to these notes as the various operating companies continue to make discretionary principal payments. The annual rate of interest on these balloon notes is 5.45%.

          The second component to interest expense relates to the notes issued in conjunction with the acquisition of APLDDS. Interest expense will decline from current levels for these notes in May of 1997 and 1998 coincident with required principal payment terms. The notes will be completely paid off in May of 1999. The annual rate of interest on these notes is 6.0%.

          The third primary component of interest expense relates to borrowing for tractors as the Company continues its strategy of starting small drayage operations to service portions of its own business in those areas where it is needed to enhance customer service (see "Liquidity and Capital Resources"). Interest expense related to this component will continue to increase as the Company continues expansion. The current annual rate of interest on these loans is determined at the time of each tractor purchase at a rate equal to 3.0% over the two-year Treasury note rate.

          Actual interest income was $0.3 million and $0.6 million for the three and nine month periods ended September 30, 1996, compared to virtually none and $0.1 million for the comparable periods in 1995, respectively. Pro forma interest income was $0.3 million and $0.6 million for the three and nine month periods ended September 30, 1996, and $0.2 million and $0.5 million for the comparable periods in 1995, respectively.

          Management estimates that interest income will likely decrease from current levels. Factors that could cause such a decrease are the possible use of cash to make payments on the balloon notes, to make payments on the APLDDS notes, to make down payments on tractors, to fund working capital needs for those operating companies starting their own Company-owned drayage operations, to fund the purchase of the remaining minority interest in any of its operating companies and to increase the Company's capital investment in an international joint venture.

MINORITY INTEREST

          Actual minority interest was $5.4 million and $10.1 million for the three and nine month periods ended September 30, 1996, compared to zero in the comparable periods in 1995. On a pro forma basis, minority interest was $5.4 million and $11.1 million for the three and nine month periods ended September 30, 1996, and $3.0 million and $8.2 million for the comparable periods in 1995, respectively. As management estimates that 20% of the acquired APLDDS business has accrued to Hub Chicago, minority interest as a percentage of income before minority interest of 56% was applied to pro forma income before minority interest for APLDDS for the nine months ended September 30, 1995, and the period January 1, 1996, through May 1, 1996. To calculate the 56% minority interest factor, it was estimated that the minority interest will accrue its 70% ownership in Hub Partnerships which operate 80% of the APLDDS business.

          On a pro forma basis, minority interest as a percentage of income before minority interest was 60.7% and 60.9% for the three and nine month periods ended September 30, 1996, and 70.3% and 69.0% for the comparable periods in 1995, respectively. The 1995 percentages are heavily influenced by the loss that was experienced by APLDDS. Due to the dispersion of the APLDDS business between Hub Chicago and Hub Partnerships, the 1995 pro forma minority interest as a percentage of income before minority interest is less than the percentage applicable to the rest of the Company. Since APLDDS incurred a loss in 1995, the pro forma minority interest percentage for the Company was driven upward.

          Factors that could have a material impact and result in minority interest percentages of income before minority interest found outside the historical range are the exercise of any of the Company's options to purchase the remaining minority interest in any of its operating companies and disproportionate changes in the profitability of businesses between those which are owned 100% by the Company and those which are owned less than 100% by the Company. The Company owns 100% of Hub Chicago, Hub City Tennessee, L.P. ("Hub Tennessee") and the new logistics business. The Company also owns 50% of an international joint venture. The Company owns 30% of all the operating companies that make up Hub Partnerships with the exception of Hub Tennessee and Hub Distribution. The Company owns approximately 21% of Hub Distribution.

INCOME TAXES

          Income taxes were $1.4 million and $2.7 million for the three and nine month periods ended September 30, 1996. The Company had no provision for income taxes prior to March 18, 1996, as the Company was a non-taxable subchapter S corporation. The Company is providing for income taxes at an effective rate of 40% for all income subsequent to March 17, 1996.

PRO FORMA PROVISION FOR ADDITIONAL INCOME TAXES

          Additional pro forma income taxes were none and $0.2 million in the three and nine month periods ended September 30, 1996, versus $0.3 million and $0.5 million in the comparable periods in 1995, respectively. Additional pro forma provision for income taxes are shown to provide an assumed effective federal and state income tax provision at a rate of 40% of income before taxes for any periods which include activity prior to March 18, 1996.

PRO FORMA NET INCOME

          Pro forma net income (pro forma only regarding income taxes) increased to $2.1 million and $4.4 million for the three and nine month periods ended September 30, 1996, versus $0.4 million and $1.4 million for the comparable periods in 1995, respectively. Pro forma net income (pro forma not only for income taxes but also for the acquisitions of Hub Partnerships and APLDDS) increased to $2.1 million and $4.3 million for the three and nine month periods ended September 30, 1996, from $0.8 million and $2.2 million for the comparable periods in 1995, respectively. These increases in pro forma numbers, which give effect to the Company's acquisitions, equate to increases of 176.6% and 93.0%, respectively. The large increases are the result of the significant losses incurred by APLDDS before being acquired by the Company. Management expects that net income growth rates after May of 1997 will be significantly less than the pro forma net income growth rates experienced since May of 1996.

PRO FORMA EARNINGS PER SHARE

          Pro forma earnings per share (pro forma only to provide income taxes) increased to $0.35 and $0.93 for the three and nine month periods ended September 30, 1996, from $0.24 and $0.86 in the comparable periods in 1995, respectively. Pro forma earnings per share (pro forma not only to provide for income taxes but also for the Company's acquisitions) increased to $0.35 and $0.74 for the three and nine month periods ended September 30, 1996, from $0.14 and $0.42 in the comparable periods in 1995, respectively. These increases in pro forma numbers, which give effect to the Company's acquisitions, equate to increases of 150.0% and 76.2%, respectively. The large increases are the result of the significant losses incurred by APLDDS before being acquired by the Company. Management expects that earnings per share growth rates after May of 1997 will be significantly less than the pro forma net income growth rates experienced since May of 1996.

LIQUIDITY AND CAPITAL RESOURCES

          During the first nine months of 1996, the Company had four significant transactions that affected liquidity. The transactions were the initial public offering of the Company's Class A common stock, the subsequent acquisitions of Hub Partnerships and APLDDS and the purchase of the remaining 70% minority interest in Hub Tennessee. These items represented a cash inflow of $53.0 million and cash outflows of $35.5 million, $2.0 million and $2.6 million, respectively. Related to the acquisitions, the Company assumed long-term debt, including current portions, of $20.9 million, approximately $12.4 million of which are five-year balloon notes due in March of 2001, bearing interest at an annual rate of 5.45%. Approximately $6.0 million bears interest at 6% and is due in three equal annual installments beginning in May of 1997. Immediately prior to the initial public offering and Hub Partnership acquisition, Hub Chicago issued five-year balloon notes, due in March 2001, to its shareholders for approximately $663,000, bearing interest at an annual rate of 5.45%. The acquisitions resulted in the recognition of a $10.3 million deferred tax asset, which will offset cash payments for taxes ratably over the next 15 years. The resulting $28.1 million of goodwill from the acquisitions and the minority interest purchase represents an annual tax deductible expense to be recognized ratably over the next 15 years. For book purposes, goodwill is being amortized over 40 years.

          The Company expects to continue to pay down the balloon notes from time to time as cash availability permits. The first payments, totaling $3.9 million, were made in the third quarter of 1996.

          The Company maintains a bank line of credit for $5.0 million, which bears interest at the prime rate less 1/2%. As of September 30, 1996, the unused and available portion of this credit line was $5.0 million. Although there are no assurances, management believes it can obtain a significant additional line of credit, if necessary.

          Capital expenditures are principally used to enhance or expand the Company's computer system and network capabilities and, most recently, to acquire a number of tractors to support company-owned drayage operations. Part of the Company's strategy is to supplement third party drayage operations with company-owned tractors to service portions of the Company's intermodal business in those locations where drayage service is limited or where customers require an enhanced level of service which cannot be competitively accommodated by a third-party provider.

          As of September 30, 1996, the Company owns 61 tractors which are a part of Company-owned drayage operations for the operating companies located in Missouri, Michigan, New Jersey and Illinois. The Company-owned drayage operation in Missouri has been functioning since 1994. The Michigan operations started in the second quarter of 1996, and the New Jersey and Illinois operations started in the third quarter of 1996. Of the 61 tractors in operation at September 30, 1996, 40 were acquired in 1996 at a cost of approximately $65,000 each. Ten of these tractors were purchased with cash with the remainder financed at a rate of 3% over the two-year Treasury rate after an initial down payment of 10%. Management is considering additional sites for Company-owned tractors, and it is anticipated that Company-owned drayage operations, in total, will require the acquisition of approximately 22 tractors in the fourth quarter of 1996 and 125 in 1997. The Company will purchase up to 30 of these tractors with cash with the remainder being financed. Management estimates that each start-up of a company-owned drayage operation requires working capital of $0.3 million to $0.4 million above and beyond the cost of acquiring the tractors. Management estimates that an additional three to five locations may start Company-owned drayage operations by the end of 1997. Management intends to carefully evaluate existing and new drayage operations before committing to these or any future locations.

          The Company will have the continuing option, exercisable any time after the local in-charge executive currently associated with an operating company ceases to be an employee, to purchase the remaining minority interest in that operating company upon approval by the independent members of the Company's Board of Directors. The future exercise of such options could result in the need for significant funds. Those funds may come from existing cash, third-party debt or other financing or any combination thereof.

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

CERTAIN FACTORS THAT MAY AFFECT OPERATING RESULTS

          This document contains forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected. In addition to those mentioned elsewhere in this document, such risks and uncertainties include the impact of competitive pressures in the marketplace, the degree and rate of market growth in the markets served by the Company, changes in industry-wide capacity, further consolidation of rail carriers, changes in governmental regulation, changes in the cost of services from vendors and fluctuations in interest rates.

                               HUB PARTNERSHIPS
                  UNAUDITED CONDENSED COMBINED BALANCE SHEET
                                (in thousands)

                                                            December 31,
                                                           --------------
                                                                1995
                                                           --------------
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

                               HUB PARTNERSHIPS
             UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                (in thousands)

                                      Three Months    Nine Months   January 1
                                          Ended          Ended       through
                                      September 30,  September 30,  March 17,
                                          1995           1995         1996
                                      -------------  -------------  ---------
REVENUE:
 Trade                                  $ 164,789      $469,840      $142,413
 Affiliate                                  6,128        16,862         3,992
                                        ---------      --------      --------
  Total revenue                           170,917       486,702       146,405

PURCHASED TRANSPORTATION                  149,384       427,857       128,405
                                        ---------      --------      --------
  Net revenue                              21,533        58,845        18,000

COSTS AND EXPENSES:
 Salaries and benefits                     10,709        29,684         9,807
 Selling, general and administrative        3,741        11,937         3,393
 Depreciation and amortization                989         1,553           553
                                        ---------      --------      --------
  Total costs and expenses                 15,439        43,174        13,753

     Operating income                       6,094        15,671         4,247
                                        ---------      --------      --------

INTEREST AND OTHER INCOME                     146           684           159
                                        ---------      --------      --------

INCOME BEFORE PROVISION FOR INCOME TAX      6,240        16,355         4,406

PROVISION FOR INCOME TAXES                     (3)          222           126
                                        ---------      --------      --------

NET INCOME                                $ 6,243      $ 16,133      $  4,280
                                        =========      ========      ========

        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
               UNAUDITED CONDENSED COMBINED STATEMENT OF EQUITY
             For the period January 1, 1996 through March 17, 1996
                         (in thousands, except shares)

                             Common Stock    Additional
                            ---------------   Paid-in    Treasury  Partnership  Retained
                            Shares   Amount   Capital     Stock      Capital    Earnings   Equity
                            ------  -------  ----------  --------  -----------  --------  --------
BALANCE AT JANUARY 1, 1996  84,763  $ 1,814    $ 629       $(32)       $129     $  9,197  $ 11,737
 Net income                                                                        4,280     4,280
 Distributions                       (1,745)    (629)        32                  (13,477)  (15,819)
                            ------  -------    -----       ----        ----     --------  --------
BALANCE AT MARCH 17, 1996   84,763  $    69    $ -         $ -         $129     $    -    $    198
                            ======  =======    =====       ====        ====     ========  ========

        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
             UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                    Nine Months     January 1
                                                                       Ended         through
                                                                   September 30,    March 17,
                                                                       1995           1996
                                                                   -------------   -----------
Cash flows from operating activities:
 Net income                                                           $ 16,133       $  4,280
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                          1,553            553
   Loss on sale of property and equipment                                   53              3
   Changes in working capital:
    Accounts receivable, net                                            (2,058)           604
    Prepaid expenses                                                      (388)           (29)
    Other current assets                                                  (776)           918
    Accounts payable                                                     4,201          4,783
    Accrued expenses                                                     1,485           (140)
    Other assets                                                           (37)          (407)
                                                                      --------       --------
     Net cash provided by operations                                    20,166         10,565
                                                                      --------       --------

Cash flows from investing activities:
 Purchases of property and equipment, net                               (3,376)          (775)
                                                                      --------       --------

Cash flows from financing activities:
 Proceeds from issuance of long-term debt                                1,404         13,594
 Proceeds from sale of common stock                                        145              -
 Distributions                                                         (17,941)       (26,207)
 Payments on long-term debt                                               (775)          (361)
                                                                      --------       --------
     Net cash used in financing activities                             (17,167)       (12,974)
                                                                      --------       --------

Net increase (decrease) in cash                                           (377)        (3,184)
Cash, beginning of period                                               14,805         10,949
                                                                      --------       --------
Cash, end of period                                                   $ 14,428       $  7,765
                                                                      ========       ========

Supplemental disclosures of cash flow information
 Cash paid for:
  Interest                                                            $     98       $     56
  Income taxes                                                             276            130

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

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                           December 31,
                                                               1995
                                                           ------------
                                                              (000's)
Land                                                            $    92
Building and improvements                                         1,376
Leasehold improvements                                              674
Computer equipment and software                                   8,562
Furniture and equipment                                           3,418
Transportation equipment and automobiles                          2,353
                                                           ------------
                                                                 16,475
                                                                 (7,481)
                                                           ------------
Less:  Accumulated depreciation and amortization
  PROPERTY AND EQUIPMENT, net                                   $ 8,994
                                                           ------------

                               HUB PARTNERSHIPS

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


BUSINESS COMBINATIONS

          On March 18, 1996, Hub Group, Inc. acquired the general partnership interest in 26 operating partnerships and an interest in the Hub Group Distribution Services partnership (collectively referred to as "Hub Partnerships"). The unaudited condensed combined financial statements of the Hub Partnerships are presented herein to reflect the financial condition and results of operations of the Hub Partnerships as of and for the periods in which the Hub Partnerships were the predecessor to the business acquired by Hub Group, Inc. on March 18, 1996.

RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

          Since the acquisition of the Hub Partnerships by Hub Group, Inc. on March 18, 1996, results of operations for the Hub Partnerships have been consolidated with those of Hub Group, Inc. As no activity is reported for the Hub Partnerships for the third quarter of 1996, management feels that a discussion of period to period changes is not meaningful.

PART II.  OTHER INFORMATION

None.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HUB GROUP, INC.



DATE:  November 8, 1996                /s/ William L. Crowder
                                       -----------------------------
                                       William L. Crowder
                                       Vice President-Finance and
                                       Chief Financial Officer
                                       (Principal Financial Officer)