Form 10-K
period 1996-12-31
HUB GROUP INC
filed 1997-03-27
CIK 940942

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

                                      OR

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File No. 0-27754
                               __________________

                                HUB GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                              36-4007085
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation of organization)               Identification No.)

                      377 E. Butterfield Road, Suite 700
                            Lombard, Illinois 60148
             (Address and zip code of principal executive offices)

                                (630) 271-3600
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $.01 par value
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates on March 6, 1997, based upon the last reported sale price on that date on the Nasdaq National Market of $27 3/4 per share, was $145,314,262.

On March 17, 1997, the Registrant had 5,262,750 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

                      Documents Incorporated by Reference

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

================================================================================

                                    PART I

Item 1. BUSINESS

General

          Hub Group, Inc. ("Hub Group" or the "Company") is a Delaware corporation which was incorporated on March 8, 1995. Since its founding as an intermodal marketing company ("IMC") in 1971, the Company has become a full service transportation provider. As the largest IMC in the United States, Hub Group, acting as agent, arranges for the movement of its customers' freight in containers and trailers over long distances. In addition, Hub Group arranges for the transportation of freight by truck where intermodal transportation is not available or economical and performs comprehensive logistics services.

          The Company operates through an extensive nationwide network of 34 offices or "Hubs." Each Hub is strategically located in a market that has a significant concentration of shipping customers and one or more railheads. Each Hub functions essentially as a stand alone business managed locally by an executive, known as a "Principal," with significant transportation experienceand, with the exception of Hub Chicago (defined below), Hub Tennessee (defined below), Hub North Central (defined below) and Hub City New Orleans, L.P., an equity ownership interest in that Hub. Local management is responsible for operations, customer service and regional marketing, while corporate management is responsible for group strategic planning and administration, financial services, relationships with the railroads, management of the Company's logistics services business and management information systems support. Hub Group also maintains a National Accounts sales force to provide centralized marketing of the Company's services to large and geographically diversified shippers.

          On March 18, 1996, Hub Group purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition. Concurrent with the acquisition of Hub Chicago, Hub Group completed the initial public offering of 4,261,250 shares of its Class A common stock (the "Class A Common Stock"), with net proceeds to Hub Group of $52.9 million. Simultaneously with the initial public offering, Hub Group, through its new wholly owned subsidiary, Hub Chicago, acquired with cash the general partnership interests in 26 operating partnerships, each with one or more offices. In addition, Hub Group directly acquired with cash a controlling interest in the Hub Group Distribution Services partnership ("Hub Distribution") which performs certain specialized logistics functions (each of the 26 operating partnerships and Hub Distribution are a "Hub Partnership" and collectively are the "Hub Partnerships"). With the exception of Hub Distribution, the Company has the continuing option, exercisable any time after the Principal currently associated with a Hub Partnership ceases to be an employee, to purchase the limited partnership interest in that Hub Partnership. The decision as to whether or when to exercise an option to acquire the limited partnership interest in a Hub Partnership will be made by the independent members of the Company's Board of Directors. Unless the context otherwise requires, references to "Hub Group" or the "Company" include Hub Chicago, the Hub Partnerships and their respective subsidiaries.

          In addition to the acquisitions made in connection with the initial public offering, the Company made the following strategic investments in 1996. In April 1996, the Company's newly formed joint venture with Norton Lilly International Inc. ("Norton Lilly"), a large steamship agent, began operations. The joint venture facilitates international shipments of freight originating in or destined for the United States. The North American intermodal freight movements arranged by the joint venture are handled by the Hub network. Norton Lilly is responsible for arranging steamship passage and local transportation in foreign countries. On May 2, 1996, the Company acquired the domestic intermodal marketing business of American President Lines Domestic Distribution Services ("APLDDS") from American President Companies, Ltd. ("APC"). As a result of the APLDDS acquisition, the Company acquired the right to service APLDDS customers, but did not assume any assets or liabilities associated with that business. The Company hired 36 experienced intermodal personnel from the APLDDS organization. On August 1, 1996, the Company purchased the remaining 70% minority interest in one of the Hub Partnerships, Hub City Tennessee, L.P. ("Hub Tennessee"). On December 12, 1996, the Company purchased the remaining 70% minority interest in another Hub Partnership, Hub City North Central, L.P. ("Hub North Central").

Services Provided

          The Company's transportation services can be broadly placed into the following categories:

          Intermodal As part of its intermodal services, the Company contracts with railroads to provide transportation over the long-haul portion of the shipment and, when not providing the services itself, contracts with drayage companies for local pickup and delivery. The Company also negotiates rail and drayage rates, electronically tracks shipments in transit, consolidates billing and handles claims for freight loss or damage on behalf of its customers. The Company uses its Hub network, connected through its proprietary advanced intermodal management ("AIM") system, to access containers and trailers owned by leasing companies, railroads and steamship lines. Because each Hub not only handles its own outbound shipments but also handles inbound shipments from other Hubs, each Hub is able to track trailers and containers entering its service area and use that equipment to fulfill its customers' outbound shipping requirements. This effectively allows the Company to "capture" containers and trailers and keep them within the Hub network without having to make a capital investment in transportation equipment.

          The Company's ability to deliver its intermodal customers' freight on time depends on the quality and service provided by the drayage companies with which it does business. Due to the size of these drayage companies and their limited access to capital for expansion, the Company's future growth will depend in part on its ability to identify additional local drayage capacity to service the Company's customers. In some locations, drayage service is limited or customers require an enhanced level of service which cannot be competitively accommodated by a third-party provider. In these locations, the Company has begun to supplement third party drayage operations with company-owned tractors to service portions of the Company's intermodal business. See Item 7 Management's Discussion and Analysis - Liquidity and Capital Resources.

          Brokerage The Company arranges for the transportation of freight by truck, providing customers another option for their transportation needs. This is accomplished by matching customers' needs with carriers' capacity to provide the best service and price combination. The Company has contracts with a substantial base of carriers allowing it to meet the varied needs of its customers. The Company negotiates rates, tracks shipments in transit, consolidates billing and handles claims for freight loss and damage on behalf of its customers. The Company's brokerage operation also provides customers with specialized programs. Through the Dedicated Trucking program, certain carriers agree to move freight for Hub's customers on a continuous basis. This arrangement allows Hub to gain control of the trucking equipment to effectively meet its customer's needs without owning the equipment. Through the Managed Carrier program, Hub assumes the responsibility for all truckloads the customer's core carriers cannot handle. This program is tailored to each customer, and provides the customer with increased control and improved service due to Hub's resources and expertise.

          Logistics The Company has expanded its service capabilities as customers increasingly outsource their logistics needs. Logistics functions currently offered include comprehensive transportation management, arranging for delivery to multiple locations at the shipment's destination, third party warehousing and other customized logistics services, as well as other non-traditional logistics services such as installation of point of sale merchandise displays.

          The Company operates its comprehensive transportation management business from its corporate headquarters in Lombard, Illinois. From this central location, the Company's Hub Logistics division provides complete transportation services, essentially replacing the customer's transportation department. Once the Company is hired as a single source logistics provider, Hub Logistics negotiates with intermodal, railcar, truckload and less-than-truckload carriers to move the customer's product through the supply chain and then dispatches the move for the customer. Using its advanced transportation management software, Hub Logistics consolidates orders into full truckload shipments, chooses a shipping route, electronically tenders loads to carriers and reports the move to the customer.

Hub Network

          Over the past 25 years, Hub Group has grown from a single office with two employees into a network of 32 Hubs in the United States, one Hub in Canada and one Hub in Mexico. Hub Group also has several satellite sales offices. In developing this network, the Company has carefully selected each location to ensure coverage in areas with significant concentrations of shipping customers and one or more railheads. Hub Group currently has Hubs in the following cities:


          Atlanta       Grand Rapids    Milwaukee        Rochester
          Baltimore     Houston         Minneapolis      St. Louis
          Birmingham    Indianapolis    New Haven        Salt Lake City
          Boston        Jacksonville    New Orleans      San Antonio
          Chicago(3)    Kansas City     New York City    San Francisco
          Cleveland     Los Angeles     Philadelphia     Seattle
          Dallas        Memphis         Pittsburgh       Toledo
          Detroit       Mexico City     Portland         Toronto

The entire Hub network is interactively connected through the Company's AIM system. This enables Hub Group to move freight into and out of every major city in the United States and most locations in Canada and Mexico.

          Each Hub manages the freight originating in or destined for its service area. In a typical intermodal transaction, the customer contacts the local Hub to obtain shipping schedules and a price quote for a particular freight movement. The local Hub obtains the necessary intermodal equipment, arranges for it to be delivered to the customer by a drayage company and, after the freight is loaded, arranges for the transportation of the container or trailer to the rail ramp. Information is entered into the AIM system by the local Hub, which monitors the shipment to ensure that it will arrive as scheduled. This information is simultaneously transmitted through the AIM system to the Hub closest to the point of delivery, which arranges for and confirms delivery by a drayage company. This arrangement among the Hubs is transparent to the customer and allows the customer to maintain its relationship solely with the originating Hub.

          The Company provides brokerage services to its customers in a similar manner. In a typical brokerage transaction, the customer contacts the local Hub to obtain transit information and a price quote for a particular freight movement. The customer then provides appropriate shipping information to the local Hub. The local Hub makes the delivery appointment and arranges with the appropriate carrier to pick up the freight. Once it receives confirmation that the freight has been picked up, the local Hub monitors the movement of the freight until it reaches its destination and the delivery has been confirmed. If the carrier notifies Hub Group that after delivering the load it will need additional freight, the Hub located nearest the destination is notified electronically of the carrier's availability. The ability of Hub to provide reloads for carriers reduces the risk that the carrier will return empty.

Marketing and Customers

          The Company believes that fostering long-term customer relationships is critical to the Company's success. Through these long-term relationships, the Company is able to better understand its customer's needs and to tailor transportation services for a specific customer, regardless of the customer's size or volume. The Company has created a database of current and prospective customers, profiling each customer's shipping patterns, which the Company periodically updates. This database allows the Company to target its marketing to meet each customer's specific requirements.

          The Company currently has full time marketing representatives at each Hub with primary responsibility for servicing local and regional accounts. These sales representatives work from the 34 Hubs and the Company's satellite sales offices. This network provides a local marketing contact for small and medium shippers in most major metropolitan areas within the United States.

          In 1985, the Company organized National Accounts to service the needs of the nation's largest shippers. The Company recognized that although large shippers originate freight from multiple locations throughout the country, their logistics function is usually centralized. The Company essentially mirrored this structure by servicing national accounts from a central location and parceling out the servicing of individual freight shipments to the appropriate Hub. The are currently 16 National Accounts sales representatives who report to the Company's Executive Vice President of National Accounts. The National Accounts sales representatives regularly call on the nation's largest shippers to develop business relationships and to expand the Company's participation in servicing their transportation needs. When a business opportunity is identified by a National Accounts sales representative, the Company's market development and pricing personnel and the local Hubs work together to provide a transportation solution tailored to the customer's needs. Local Hubs provide transportation services to National Accounts customers. After the plan is implemented, National Accounts' personnel maintain regular contact with the shipper to ensure customer satisfaction and to refine the process as necessary.

          This unique combination of local and regional marketing has produced a large, diverse customer base. The Company services customers in a wide variety of industries, including consumer products, printing, paper, retail, chemicals and electronics.

Management Information System

          A primary component of the Company's business strategy is the continued improvement of its AIM system and other technology to ensure that the Company will remain a leader among transportation providers in information processing for intermodal transportation. The AIM system consists of a network of IBM AS/400 computers located at the Hubs and linked to a host computer at the Company's headquarters. Hub Group uses IBM's Global Network as the nucleus for linking its computers and databases. This configuration provides a real time environment for transmitting data among the Hubs and the Company's headquarters using electronic data interchange ("EDI"), electronic mail and other protocols. It also allows Hub to communicate electronically with each railroad, certain drayage companies and those customers with EDI capabilities.

          The Company's proprietary AIM system is the primary mechanism used by the Hubs to process customer transportation requests, schedule and track shipments, prepare customer billing, establish account profiles and retain critical information for analysis. The AIM system provides mainframe-to-mainframe connectivity with each of the major rail carriers, enabling the Company to electronically schedule and track shipments in a real time environment. In addition, the AIM system's EDI features offer customers with EDI capability a completely paperless process, including load tendering, shipment dispatch, shipment tracking, customer billing and remittance processing. The Company aggressively pursues opportunities to establish EDI interfaces with its customers and carriers.

Relationship with Railroads

          A key element of the Company's business strategy is to strengthen its close working relationship with each of the major intermodal railroads in the United States. The Company views its relationship with the railroads as a partnership. Due to the Company's size and relative importance, many railroads have dedicated support personnel to focus on the Company's day-to-day service requirements. On a semi-annual basis, senior executives of the Company and each of the railroads meet to discuss major strategic issues concerning intermodal transportation. Several of the Company's executive officers, including both the Company's Chairman and President, are former railroad employees, which makes them well-suited to understand the railroads' service capabilities.

          The Company has contracts with each of the following railroads:


          Atchison, Topeka & Santa Fe       Illinois Central
          Burlington Northern               Kansas City Southern
          Canadian Pacific                  Norfolk Southern
          Conrail                           Southern Pacific
          CSX                               Union Pacific


          These contracts govern the transportation services and payment terms pursuant to which the Company's intermodal shipments are handled by the railroads. The contracts have staggered renewal terms with the earliest expiration at the end of June 1997. While there can be no assurances that these contracts will be renewed, the Company has in the past successfully negotiated extensions of the contracts with the railroads. Transportation rates are market driven and are typically negotiated between the Company and the railroads on a customer specific basis. Consistent with industry practice, many of the rates negotiated by the Company are special commodity quotations ("SCQs"), which provide discounts from published price lists based on competitive market factors and are designed by the railroads to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC. SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually six to 12 months.

Relationship with Drayage Companies

          In 1990, the Company instituted its "Quality Drayage Program," which consists of agreements and rules that govern the framework pursuant to which the drayage companies perform services for the Company. Participants in the program commit to provide high quality service, clean and safe equipment, maintain a certain on-time performance level and follow specified procedures designed to minimize freight loss and damage. Whenever possible, the Company uses the services of drayage companies that participate in its Quality Drayage Program. However, during periods of high demand for drayage services or at the request of a customer, the Company will use the services of other drayage companies. The local Hubs negotiate drayage rates for transportation between specific origin and destination points. These rates generally are valid, with minor exceptions for fuel surcharge increases, for a period of one year.

Relationship with Truckload Carriers

          The Company's brokerage operation has a large and growing number of active carriers in its database which it uses to transport freight. The local Hubs deal daily with these carriers on an operational level. Hub Highway Services handles the administrative and regulatory aspects of the carrier relationship. Hub views its relationships with its carriers as important since these relationships determine pricing, load coverage and overall service.

Risk Management and Insurance

          The Company requires all drayage companies participating in the Quality Drayage Program to carry at least $1.0 million in general liability insurance and $1.0 million in cargo insurance. Railroads, which are self insured, provide limited common carrier liability protection, generally up to $250,000 per shipment, although higher coverage is available on a load-by-load basis. To cover freight damage when a carrier's liability cannot be established or a carrier's insurance is insufficient to cover freight loss or damage, the Company carries its own $1.5 million cargo insurance and $2.0 million general liability insurance. The Company also carries a companion $10.0 million umbrella policy on its general liability insurance.

Government Regulation

          Hub Highway Services, a partnership controlled by the Company, is licensed by the Department of Transportation ("DOT") as a broker in arranging for the transportation of general commodities by motor vehicle. To the extent that the Hubs perform truck brokerage services, they do so under the license granted to Hub Highway Services. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. While the DOT requires a $10,000 surety bond to maintain this license, the Company has voluntarily posted a $100,000 surety bond. To date, compliance with these regulations has not had a material adverse effect on the Company's results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Competition

          The transportation services industry is highly competitive. The Company competes against other IMCs, as well as logistics companies, third party brokers and railroads that market their own intermodal services. In addition, there is an emerging trend for larger truckload carriers to enter into agreements with railroads to market intermodal services nationwide. Competition is based primarily on freight rates, quality of service, reliability, transit time and scope of operations. Several transportation service companies and truckload carriers, and all of the major railroads, have substantially greater financial and other resources than the Company.

General

          Employees As of February 28, 1997, the Company had approximately 1,050 employees. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

          Other No material portion of the Company's operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. The Company has not spent a material amount on company sponsored research and development activities or on customer sponsored research activities. None of the Company's patents and trademarks is believed to be material to the Company. The Company's business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

Item 2.  PROPERTIES

          The Company directly, or indirectly through the Hub Partnerships, operates 40 offices throughout the United States and in Canada and Mexico, including the Company's headquarters in Lombard, Illinois, its National Accounts office in Stamford, Connecticut, four National Accounts sales offices, Hub Logistics offices in Lombard and Stamford and Hub Distribution's office. The office buildings used by the Hubs located in Milwaukee, Toledo, Detroit and Kansas City are owned, and the remainder are leased. The office building in Kansas City is subject to a mortgage. Most office leases have initial terms of more than one year, and many include options to renew. While some of the Company's leases are month-to-month and others expire in the near term, the Company does not believe that it will have difficulty in renewing them or in finding alternative office space. The Company believes that its offices are adequate for the purposes for which they are currently used.

Item 3.  LEGAL PROCEEDINGS

          The Company is a party to routine litigation incident to its business, primarily claims for freight lost or damaged in transit or improperly shipped. Most of the lawsuits to which the Company is party are covered by insurance and are being defended by the Company's insurance carriers. Management does not believe that the litigation to which it is currently a party, if determined adversely to the Company, would individually or in the aggregate have a materially adverse effect on the Company's financial position or results of operations. See Item 1 Business - Risk Management and Insurance.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1996.


Executive Officers of the Registrant

          In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of March 20, 1997 with respect to each person who is an executive officer of the Company.



         Name               Age                        Position
----------------------      ---  ----------------------------------------------------

     Phillip C. Yeager      69   Chairman of the Board of Directors
     David P. Yeager        44   Vice Chairman of the Board of Directors and Chief
                                 Executive Officer
     Thomas L. Hardin       51   President, Chief Operating Officer and Director
     William L. Crowder     54   Vice President--Finance, Chief Financial Officer
                                 and Treasurer
     Daniel F. Hardman      48   President--Chicago Region
     Mark A. Yeager         32   Vice President, Secretary and General Counsel
     John T. Donnell        57   Executive Vice President--Marketing
     Robert L. Maro         44   Vice President--Information Services
     Robert J. Jensen       42   President--Hub Group Operations Management


          Phillip C. Yeager, the Company's founder, has been Chairman of the Board since October 1985. From April 1971 to October 1985, Mr. Yeager served as President of Hub Chicago. Mr. Yeager became involved in intermodal transportation in 1959, five years after the introduction of intermodal transportation in the United States, as an employee of the Pennsylvania and Pennsylvania Central Railroads. He spent 19 years with the Pennsylvania and Pennsylvania Central Railroads, 12 of which involved intermodal transportation. In 1991, Mr. Yeager was named the Man of the Year by the Intermodal Transportation Association. In 1995, he received the Salzburg Practitioners Award from Syracuse University in recognition of his lifetime achievements in the transportation industry. In October 1996, Mr. Yeager was inducted into the Chicago Area Entrepreneurship Hall of Fame sponsored by the University of Illinois at Chicago. In March 1997, he received the Presidential Medal from Dowling College for his achievements in transportation services. Mr. Yeager graduated from the University of Cincinnati in 1951 with a Bachelor of Arts degree in Economics. Mr. Yeager is the father of David P. Yeager and Mark A. Yeager and the father-in-law of Robert J. Jensen.

          David P. Yeager has served as the Company's Vice Chairman of the Board since January 1992 and as Chief Executive Officer of the Company since March 1995. From October 1985 through December 1991, Mr. Yeager was President of Hub Chicago. From 1983 to October 1985, he served as Vice President, Marketing of Hub Chicago. Mr. Yeager founded the St. Louis Hub in 1980 and served as its President from 1980 to 1983. Mr. Yeager founded the Pittsburgh Hub in 1975 and served as its President from 1975 to 1977. Mr. Yeager received a Masters in Business Administration degree from the University of Chicago in 1987 and a Bachelor of Arts degree from the University of Dayton in 1975. Mr. Yeager is the son of Phillip C. Yeager, the brother of Mark A. Yeager and the brother-in-law of Robert J. Jensen.

          Thomas L. Hardin has served as the Company's President since October 1985 and has served as Chief Operating Officer and a director of the Company since March 1995. From January 1980 to September 1985, Mr. Hardin was Vice President-Operations and from June 1972 to December 1979, he was General Manager of the Company. Prior to joining the Company, Mr. Hardin worked for the Missouri Pacific Railroad where he held various marketing and pricing positions. During 1996, Mr. Hardin was Chairman of the Intermodal Association of North America.

          William L. Crowder has been the Company's Vice President of Finance and Chief Financial Officer since April 1994 and Treasurer since July 1996. From January 1990 through December 1993, Mr. Crowder was Vice President of Finance and Treasurer of Sears Logistics Services, Inc., a transportation, distribution and home delivery subsidiary of Sears Roebuck & Company. Mr. Crowder worked at Sears Roebuck & Company from 1966 through 1989 in various senior financial management positions. Mr. Crowder received a Bachelors of Business Administration degree from Georgia State University in 1966.

          Daniel F. Hardman has been the President--Chicago Region since February 1996. Mr. Hardman has been employed by the Hub Group since 1982, serving as President of Hub Chicago from December 1992 to February 1996, Vice President of Hub Chicago from January 1987 to December 1992, General Manager of Sales of Hub Chicago from August 1985 to January 1987, President of Hub Charlotte from June 1984 to August 1985 and Regional Sales Manager of Hub Chicago from December 1982 to June 1984. Mr. Hardman is a former Director of the Intermodal Transportation Association and is presently a member of the Chicago Traffic Club and the Chicago Intermodal Transportation Association. Mr. Hardman is a 1991 graduate of the Certificate Program in Business Administration from the University of Illinois.

         Mark A. Yeager has been the Company's Vice President, Secretary and General Counsel since March 1995. From May 1992 to March 1995, Mr. Yeager served as the Company's Vice President--Quality. Prior to joining the Company in 1992, Mr. Yeager was an associate at the law firm of Grippo & Elden from January 1991 through May 1992 and an associate at the law firm of Sidley & Austin from May 1989 through January 1991. Mr. Yeager received a Juris Doctor degree from Georgetown University in 1989 and a Bachelor of Arts degree from Indiana University in 1986. Mr. Yeager is the son of Phillip C. Yeager, the brother of David P. Yeager and the brother-in-law of Robert J. Jensen.

          John T. Donnell has been Executive Vice President of Marketing since October 1993. From October 1985 through October 1993, Mr. Donnell served as Vice President of National Accounts. Prior to joining the Company in 1985, Mr. Donnell worked for Transamerica Leasing as Vice President of Marketing where he was responsible for marketing 40,000 intermodal trailers to the railroads and the intermodal marketing industry. Mr. Donnell received a Master of Business Administration degree from Northwestern University in 1981 and a Bachelor of Science degree in Marketing from Northeast Louisiana University in 1961.

         Robert L. Maro has been Vice President of Information Services since November 1991. From January 1978 through November 1991, Mr. Maro worked as Director of Operations for Zink & Katich, an information technology consulting firm that provided consulting services to the Company. Mr. Maro received a Bachelor of Science degree in Mathematics from Chicago State University in 1974.

          Robert J. Jensen has been President of Hub Group Operations Management since July 1991. He served as President of Hub St. Louis from July 1985 through July 1991 and as General Manager of Hub St. Louis from October 1980 through July 1985. Mr. Jensen received a Bachelor of Science degree in Finance from the University of Illinois in 1977. Mr. Jensen is the son-in-law of Phillip C. Yeager and the brother-in-law of both David P. Yeager and Mark A. Yeager.

                                    PART II

Item 5.  MARKETS FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          The Class A Common Stock of the Company trades on the Nasdaq National Market tier of The Nasdaq Stock Market ("Nasdaq") under the symbol "HUBG." The Class A Common Stock was first traded on Nasdaq on March 13, 1996, concurrent with the underwritten initial public offering of the Company's Class A Common Stock at an initial price to the public of $14.00 per share (the "Offering"). Prior to the Offering, there was no established public trading market for the Class A Common Stock. Set forth below are the high and low prices for shares of the Class A Common Stock of the Company in 1996 from March 13, 1996, the date of the Offering, through the end of the first quarter of 1996 and for each full quarterly period thereafter in 1996.


                                             1996
                                           --------
                                        High      Low
                                        ----      ---
First Quarter (From March 13, 1996)    $19       $14

Second Quarter                         24 1/4    17 5/8

Third Quarter                          22 5/8    16

Fourth Quarter                         27 1/2    21 1/4



          On March 24, 1997, there were approximately 41 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 3,325 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On March 24, 1997, there were nine holders of record of the Company's Class B common stock (the "Class B Common Stock" together with the Class A Common Stock, the "Common Stock").

          The Company was incorporated in 1995 and has never paid cash dividends on either the Class A Common Stock or the Class B Common Stock. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or pay dividends on the shares of Common Stock in the future. The certificate of incorporation of the Company requires that any cash dividends must be paid equally on each outstanding share of Class A Common Stock and Class B Common Stock.

Item 6.  SELECTED FINANCIAL DATA

                            Selected Financial Data
                     (in thousands except per share data)

                                                                      Years Ended December 31,
                                                        ----------------------------------------------------
                                                         1992       1993       1994       1995       1996(1)
                                                        ----------------------------------------------------
Statement of Operations Data:
Revenue                                                 $64,446    $73,123    $86,876    $81,408    $754,243
Purchased transportation                                 59,360     67,985     80,588     75,142     662,679
                                                        ----------------------------------------------------
Net revenue                                               5,086      5,138      6,288      6,266      91,564
Costs and expenses                                        3,007      3,295      3,940      3,699      63,639
                                                        ----------------------------------------------------
Operating income                                          2,079      1,843      2,348      2,567      27,925
Other income (expense)                                       96         96         58         71        (221)
                                                        ----------------------------------------------------
Income before minority interest and taxes                 2,175      1,939      2,406      2,638      27,704
Minority interest                                            --         --         --         --      16,366
                                                        ----------------------------------------------------
Income before taxes                                       2,175      1,939      2,406      2,638      11,338
Income taxes                                                 29         32         37         39       4,294
                                                        ----------------------------------------------------
Net income (as reported)                                  2,146      1,907      2,369      2,599       7,044
                                                        ----------------------------------------------------
Pro forma provision for additional income taxes(2)          841        744        925      1,016         241
                                                        ----------------------------------------------------
Pro forma net income                                    $ 1,305    $ 1,163    $ 1,444    $ 1,583    $  6,803
                                                        ----------------------------------------------------
Pro forma earnings per share                            $  0.79    $  0.70    $  0.87    $  0.95    $   1.35
                                                        ----------------------------------------------------
Pro forma weighted average shares outstanding             1,662      1,662      1,662      1,662       5,058
                                                        ----------------------------------------------------

                                                                         As of December 31,
                                                        ----------------------------------------------------
                                                         1992       1993       1994       1995       1996(1)
                                                        ----------------------------------------------------
Balance Sheet Data:
Working capital                                         $   110    $  1,125   $ 1,457    $   804    $ 15,877
Total assets                                              7,239       9,511    10,360      9,083     201,225
Long-term debt, excluding current portion                    --          --        --         --      28,714
Stockholders' equity                                        576       1,553     1,769      1,165      46,124

(1) On March 18, 1996, Hub Group, Inc. purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition through the issuance of 1,000,000 shares of the Company's Class A common stock and 662,296 shares of the Company's Class B common stock. Hub Chicago has been accounted for similar to the pooling of interests method of accounting and has been included in all periods presented on a historical cost basis. Concurrent with the acquisition of Hub Chicago, the Company completed the initial public offering of 4,261,250 shares of its Class A common stock, with net proceeds to the Company of approximately $52,945,000. Coincident with the initial public offering, a selling stockholder sold 1,000,000 shares of the Company's Class A common stock through a secondary offering. The Company did not receive any net proceeds from the sale of the shares by the selling stockholder. Concurrent with the initial public offering, the Company acquired with cash a controlling interest in each of 27 operating partnerships. On May 2, 1996, the Company acquired the rights to service the customers of American President Lines Domestic Distribution Services. See the Notes to the Company's Consolidated Financial Statements.

(2) Prior to March 18, 1996, the Company was an S corporation and not subject to Federal corporate income taxes. On March 18, 1996, the Company changed its status from an S corporation to a C corporation. The statement of operations data reflects a pro forma provision for income taxes as if the Company were subject to Federal and state corporate income taxes for all period presented. The pro forma provision reflects a combined Federal and state tax rate of 40%. See the Notes to the Company's Consolidated Financial Statements.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

CAPITAL STRUCTURE

       Hub Group, Inc. was incorporated on March 8, 1995. On March 18, 1996, Hub Group, Inc. purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for stock acquisition through the issuance of 1,000,000 shares of Class A common stock and 662,296 shares of Class B common stock. Hub Chicago has been accounted for similar to the pooling of interests method of accounting and has been included in all periods presented on a historical cost basis.

       Concurrent with the acquisition of Hub Chicago in March 1996, Hub Group, Inc. completed the initial public offering of 4,261,250 shares of its Class A common stock. Coincident with the initial public offering, a selling stockholder sold 1,000,000 shares of Hub Group, Inc.'s Class A common stock through a secondary offering.

BUSINESS COMBINATIONS

       Concurrent with the initial public offering, Hub Group, Inc., together with its wholly owned subsidiary, Hub Chicago, acquired a controlling interest in each of 27 operating partnerships (collectively referred to as "Hub Partnerships"). Prior to March 18, 1996, Hub Chicago and Hub Partnerships were under common control and formed a network that collectively worked with customers and vendors. On May 2, 1996, Hub Group, Inc. purchased the rights to service the customers of American President Lines Domestic Distribution Services ("APLDDS"), a division of APL Land Transport Services, Inc, from its parent American President Companies, Ltd.

       The revenue of the acquired businesses is many multiples of the revenue of Hub Chicago. As a result, consolidated revenue and operating expense for Hub Group, Inc. and its subsidiaries (the "Company") increased dramatically in the periods subsequent to March 17, 1996.

       As a result of the APLDDS acquisition, the Company acquired the right to service APLDDS customers, but did not assume any assets or liabilities associated with that business. Furthermore, the Company hired only 36 of the more than 200 employees in the APLDDS organization. The APLDDS business was absorbed directly into the operations of Hub Chicago and Hub Partnerships and management believes the associated incremental operating costs are significantly less than the historical operating costs experienced by APLDDS. Management does not track the incremental purchased transportation and operating costs attributable to the acquired APLDDS business. Consequently, discussion of results of operations excluding acquisitions is limited to comparisons of revenue. Discussion of pro forma financial data reflects results of operations as if Hub Group, Inc. had acquired Hub Partnerships and APLDDS as of January 1, 1995.

RESULTS OF OPERATIONS

Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

Revenue

       Revenue totaled $754.2 million for 1996, representing an increase of 826.5% over 1995. Without the acquisitions, Company revenues totaled $85.2 million for 1996 for an increase of 4.7% over 1995. The minor increase in revenue without acquisitions is attributed principally to Hub Chicago's loss of a portion of a significant customer's business. This consumer products manufacturer moved the production of one of its major products to a facility which is now being served by one of the operating partnerships that comprise Hub Partnerships.

       Pro forma revenue increased 5.3% to $938.9 million from $891.8 million in 1995. The 1995 pro forma revenue was impacted significantly by the addition of the revenue reported by APLDDS. The business acquired from APLDDS on May 2, 1996, had been experiencing significant decline during 1995 and the first quarter of 1996. This decline had a negative influence on the pro forma revenue growth rate. Despite the declining trend, management believes the Company has successfully transitioned and retained greater than 90% of the APLDDS business that existed on May 2, 1996.

       Excluding the revenue relating to APLDDS prior to the acquisition on May 2, 1996, Hub Chicago and Hub Partnerships, on a combined basis assuming Hub Chicago had acquired Hub Partnerships on January 1, 1995, experienced a revenue increase of 25.7% to $893.2 million in 1996 from $710.8 million in 1995. This percentage increase is primarily attributable to strong growth in truckload brokerage and logistics as well as the acquisition of the APLDDS business. Intermodal revenues, excluding APLDDS from all periods, increased moderately on a percentage basis.

Net Revenue

       Net revenue as a percentage of revenue increased to 12.1% for 1996 compared to 7.7% in 1995. This increase is primarily a reflection of the higher net revenue as a percentage of revenue that is experienced by Hub Partnerships as compared to Hub Chicago. Hub Chicago has a larger proportion of high volume/low margin accounts than does Hub Partnerships.

       Pro forma net revenue as a percentage of revenue increased to 11.9% in 1996 from 11.3% in 1995. On a pro forma basis, net revenue as a percentage of revenue for the APLDDS business was 7.3% and 4.1% for 1995 and the period January 1, 1996 through May 1, 1996, respectively. Management believes that the net revenue percentage on the transitioned APLDDS business has improved modestly over the APLDDS 1995 pro forma net revenue percentage. The lower pro forma percentages experienced by APLDDS causes the current year percentages to compare favorably to the prior year percentages. This favorable pro forma comparison is partially offset by the lower net revenue percentage experienced by the addition of new logistics customers in late 1995 and early 1996.

Salaries and Benefits

       Salaries and benefits increased to $43.9 million in 1996 from $2.5 million in 1995. Pro forma salaries and benefits increased to $55.9 million in 1996 from $50.4 million in 1995. APLDDS was a division of APL Land Transport Services, Inc. ("APL") and consequently received much of its support services from APL. In return for these services, APLDDS was assessed a management fee. This arrangement had the effect of deflating salaries and benefits while inflating selling, general and administrative expenses. As a result, salaries and benefits reported by APLDDS in servicing their customers were lower as a percentage of revenue than traditionally experienced by the Company. For 1995 and the period January 1, 1996 through May 1, 1996, salaries and benefits as a percentage of revenue for APLDDS were 3.8% and 4.8%, respectively. Pro forma salaries and benefits as a percentage of revenue increased to 6.0% for 1996 from 5.7% in 1995, which is partially attributed to the historical cost structure of APLDDS. The Company's investment in additional personnel in 1996 also contributed to this increase. These additional personnel were hired to handle additional truckload brokerage and logistics business, to expand the local and national sales forces and to provide the financial and administrative services required for continued growth.

Selling, General and Administrative

       Selling, general and administrative expenses increased to $17.1 million in 1996 from $1.2 million in 1995. Pro forma selling, general and administrative expenses decreased to $23.2 million in 1996 from $29.8 million in 1995. As a percentage of revenue these pro forma expenses were 2.5% in 1996 and 3.3% for 1995. As explained in "Salaries and Benefits," APLDDS received much of its support services through a management fee arrangement with APL. This caused the APLDDS historical selling, general and administrative expenses to be a significantly greater percentage of revenue than the percentage traditionally experienced by the Company. For 1995 and the period January 1, 1996, through May 1, 1996, selling, general and administrative expenses as a percentage of revenue for APLDDS were 7.3% and 6.0%, respectively.

Depreciation and Amortization

       Depreciation and amortization expense increased to $2.6 million in 1996 from a negligible amount in 1995. Pro forma depreciation and amortization increased to $3.3 million in 1996 from $3.1 million in 1995. As a percentage of revenue, pro forma depreciation and amortization increased to 0.4% in 1996 from 0.3% in 1995.

Other Income (Expense)

       Interest expense was $1.0 million in 1996 and zero in 1995. All of the interest expensed in 1996 was incurred subsequent to March 17, 1996. Pro forma interest expense increased to $1.3 million in 1996 from $1.2 million in 1995.

       There are three primary components of interest expense. First, the Company assumed or issued $13.2 million of five-year balloon notes in conjunction with the acquisition of Hub Partnerships in March 1996. These notes bear interest at an annual rate of 5.45%. Interest expense on these notes began to decline in the third quarter of 1996 as discretionary payments were made. Second, in conjunction with the acquisition of APLDDS in May 1996, the Company issued notes for $6.0 million bearing interest at an annual rate of 6%. There were no payments made on these notes in 1996. Third, the Company has borrowed to purchase tractors as it continues its strategy of starting small drayage operations to service portions of its own business in those areas where it is needed to enhance customer service (see "Liquidity and Capital Resources"). The annual rate of interest on these loans is determined at the time each tractor is purchased at a rate equal to 3% over the two-year Treasury note rate.

       Interest income was $0.8 million in 1996 and $0.1 million in 1995. Pro forma interest income was $0.8 million in 1996 and $0.7 million in 1995.

Minority Interest

       Minority interest was $16.4 million in 1996 and zero in 1995. On a pro forma basis, minority interest was $17.4 million in 1996 and $11.7 million in 1995. Management estimates that 20% of the acquired APLDDS business has accrued to Hub Chicago. To calculate a pro forma minority interest factor, it was estimated that the minority interest will accrue its 70% ownership in Hub Partnerships which operates 80% of the APLDDS business. As such, minority interest as a percentage of income before minority interest and provision for income taxes of 56% was applied to pro forma income before minority interest for APLDDS for 1995 and the period January 1, 1996, through May 1, 1996.

       On a pro forma basis, minority interest as a percentage of income before minority interest and provision for income taxes was 61.0% for 1996 and 69.2% for 1995. The higher minority interest percentage in 1995 was the result of the significant loss reported by APLDDS combined with a lower pro forma minority interest factor that was applied to that loss as compared to the factor applied to the rest of the Company's income.

       The Company owns 100% of Hub Chicago. The Company acquired 30% of 26 operating partnerships and approximately 21% of another operating partnership (collectively Hub Partnerships). On August 1, 1996, the Company purchased the remaining 70% of Hub City Tennessee, L.P. ("Hub Tennessee"). On December 12, 1996, the Company purchased the remaining 70% minority interest in Hub City North Central, L.P. ("Hub North Central").

Income Taxes

       Income taxes were $4.3 million in 1996 and negligible in 1995. Other than an insignificant provision for Illinois replacement tax, the Company had no provision for income taxes prior to March 18, 1996, as the Company was a federally non-taxable subchapter S corporation. The Company is providing for income taxes at an effective rate of 40% for all income subsequent to March 17, 1996.

Pro Forma Provision For Additional Income Taxes

       Additional pro forma income taxes were $0.2 million in 1996 and $1.0 million in 1995. Additional pro forma provision for income taxes are shown to provide an assumed effective federal and state income tax rate of 40% of income before taxes for periods prior to March 18, 1996.

Pro Forma Net Income

       Pro forma net income (pro forma only regarding income taxes) increased to $6.8 million in 1996 from $1.6 million in 1995. Pro forma net income (pro forma to provide for income taxes and for the acquisitions of

Hub Partnerships and APLDDS) increased to $6.7 million in 1996 from $3.1 million in 1995. The increase in pro forma net income, which gives effect to the Company's acquisitions, is 113.3% when comparing 1996 to 1995. This large increase was significantly influenced by the losses incurred by APLDDS before being acquired by the Company.

Pro Forma Earnings Per Share

       Pro forma earnings per share (pro forma only to provide for income taxes) increased to $1.35 in 1996 from $0.95 in 1995. Pro forma earnings per share (pro forma to provide for income taxes and for the Company's acquisitions) increased to $1.15 in 1996 from $0.59 in 1995. The increase in pro forma earnings per share, which gives effect to the Company's acquisitions, is 94.9%. This large increase was significantly influenced by the losses incurred by APLDDS before being acquired by the Company.

Year Ended December 31, 1995, Compared to Year Ended December 31, 1994

Revenue

       Revenue decreased 6.3% to $81.4 million in 1995 from $86.9 million in 1994. Approximately 45% of the decrease resulted from a significant customer moving it headquarters and distribution facility out of Hub Chicago's territory and into the territory of one of the partnerships that comprise Hub Partnerships at the end of the fourth quarter of 1994. A slowdown in the economy in 1995 reduced shipments by the Company's customers. However, Hub Chicago had been increasingly successful in passing along to the customer, where appropriate, additional trailer storage and detention charges, many of which were formerly not billed by the Company, thus offsetting to some extent the effects of the economic slowdown.

Net Revenue

       Net revenue as a percentage of revenue increased to 7.7% in 1995 compared to 7.2% in 1994. In 1995, the Company was able to negotiate reduced freight charges with vendors due to the weakened demand for freight transportation. Management also believes that net revenue as a percentage of revenue in 1995 increased as a result of the continued improvement in the Hubs' ability to control equipment through the network the Company shares with Hub Partnerships. The Company had also been successful in reducing trailer storage and detention charges that it previously absorbed.

Salaries and Benefits

       Salaries and benefits decreased $0.1 million but increased slightly a percentage of revenues to 3.0% of revenues in 1995 compared to 2.9% of revenues in 1994. This increase in salaries and benefits as a percentage of revenue was a result of a decrease in revenue. Staffing levels, which increased in the third and fourth quarters of 1994 to accommodate volume growth and service levels required by customers, decreased during 1995 in response to reduced revenue levels.

Selling, General and Administrative

       Selling, general and administrative expenses remained constant at 1.5% of revenues in 1994 and 1995.

Depreciation and Amortization

       Depreciation and amortization expense was negligible in 1994 and 1995.

Other Income (Expense)

       Interest income was negligible in 1994 and 1995.

Income Taxes

       Income taxes were negligible in 1994 and 1995.

Pro Forma Provision For Additional Income Taxes

       Additional pro forma income taxes were $1.0 million in 1995 and $0.9 million in 1994. Additional pro forma provision for income taxes are shown to provide an assumed effective federal and state income tax rate of 40% of income before taxes.

Pro Forma Net Income

       Pro forma net income (pro forma only regarding income taxes) increased to $1.6 million in 1995 from $1.4 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

       During 1996, the Company had several significant transactions that affected liquidity. These transactions were the initial public offering of the Company's Class A common stock and the subsequent acquisition of a controlling interest in Hub Partnerships, the APLDDS acquisition and the purchase of the remaining 70% minority interest in Hub Tennessee and Hub North Central. These items represented a cash inflow of $52.9 million and cash outflows of $35.5 million, $2.0 million, $2.5 million and zero, respectively. Related to the acquisitions and purchases, the Company assumed long-term debt, including current portions, of $35.9 million, approximately $12.5 million of which are five-year balloon notes due in March of 2001, bearing interest at an annual rate of 5.45%. Approximately $6.0 million bears interest at 6% and is due in three equal annual installments beginning May 1997. Approximately $15.0 million is due on January 1, 1998, and bears interest at an annual rate of 7%. Immediately prior to the initial public offering and Hub Partnership acquisition, Hub Chicago issued five-year balloon notes, due in March 2001, to its shareholders for approximately $0.7 million, bearing interest at an annual rate of 5.45%. An additional $1.7 million of miscellaneous debt was assumed in connection with the acquisition of Hub Partnerships. The acquisitions resulted in the recognition of a $12.8 million deferred tax asset, which will offset cash payments for taxes ratably over the next 15 years. The resulting $42.8 million of goodwill from the acquisitions and the minority interest purchases represents a tax deductible expense to be recognized over the next 15 years.

       Capital expenditures are principally made to enhance or expand the Company's information systems and network capabilities and, most recently, to acquire a number of tractors to support Company-owned drayage operations. Part of the Company's strategy is to supplement third party drayage operations with Company-owned tractors to service portions of the Company's intermodal business in those locations where drayage service is limited or where customers require an enhanced level of service which cannot be competitively accommodated by a third-party provider.

       As of December 31, 1996, the Company owned 83 tractors as part of Company-owned drayage operations for the operating companies located in Missouri, Michigan, New Jersey, Georgia, Kansas and Illinois. The Company-owned drayage operation in Missouri has been functioning since 1994. The Michigan operation started in the second quarter of 1996, the New Jersey and Illinois operations started in the third quarter of 1996 and the Georgia and Kansas operations started in the fourth quarter of 1996. Of the 83 tractors in operation at December 31, 1996, 62 were acquired in 1996 at a cost of approximately $65,000 each. Ten of these tractors were purchased with cash and the remainder were financed at a rate of 3% over the two-year Treasury note rate after an initial down payment of 10%.

       The Company maintains a bank line of credit for $5.0 million. The interest rate is set at the bank's discretion at a rate less than or equal to the bank's prime rate. At December 31, 1996, the rate was 7.75%. As of December 31, 1996, the unused and available portion of this credit line was $5.0 million. Although there are no assurances, management believes it can obtain an additional line of credit, if necessary.

OUTLOOK, RISKS AND UNCERTAINTIES

       This "Outlook, Risks and Uncertainties" section contains statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future which are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties described below that could cause actual results to differ materially from those projected. The Company assumes no liability to update any such forward looking statements. In addition to those mentioned elsewhere in this section, such risks and uncertainties include the impact of competitive pressures in the marketplace, the degree and rate of market growth in the markets served by the Company, changes in industry-wide capacity, further consolidation of rail carriers, changes in governmental regulation, changes in the cost of services from vendors and fluctuations in interest rates.

Revenue

       Management estimates that in 1997 revenue growth will decline from current levels. This estimate is based on management's opinion that the dramatic growth in the truckload brokerage and logistics businesses experienced in 1996 provides too large of a revenue base to sustain the same growth rate in 1997. Furthermore, management cannot predict an acquisition similar to APLDDS in 1997.

Net Revenue

       Historically, the Company contracted for all its drayage needs with 100% of the attendant costs being classified as purchased transportation. As the Company sets up its own drayage operations, the salaries and benefits for non-driver employees as well as general and administrative expenses are classified below the net revenue line as operating expenses. Assuming that the Company fulfills its drayage needs at or below the previously contracted cost, the classification of a portion of the cost below net revenue will cause net revenue as a percentage of revenue related to the Company's drayage operations to increase. Management expects fluctuations in the net revenue percentage from quarter-to-quarter caused by changes in business mix, changes in highway brokerage margins, changes in logistics business margins, changes in trailer and container capacity, changes in vendor pricing, changes in intermodal industry growth and changes in accounting estimates. Some of the Company's rail vendors have increased rates in the first quarter of 1997. The Company may not be able to pass some or all of these rate increases along to its customers.

Salaries and Benefits

       It is anticipated that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between revenue increases and changes in levels of staffing. Factors that could affect the percentage from staying in the recent historical range are revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses or changes in customer requirements that result in a higher cost of labor per move.

Depreciation and Amortization

       Management estimates that as a percentage of revenue, depreciation and amortization will remain at current levels or increase in the future. Factors that could cause an increase in the percentage are increased leasehold improvement amortization as operating companies transition to larger facilities, increased software amortization on planned implementation of new packages in the truckload brokerage and logistics businesses and increased goodwill amortization that would arise if the Company exercised any of its options to purchase the remaining minority interest in any of its operating partnerships.

Other Income (Expense)

       Interest expense in 1997 will increase significantly due to the issuance, on December 12, 1996, of a note for approximately $15.0 in connection with the purchase of the remaining 70% minority interest in Hub North Central. Interest expense related to tractor purchases will continue to increase as the Company continues expansion into Company-owned drayage operations. Management estimates interest expense as it relates to the balloon notes assumed or issued in connection with the acquisition of Hub Partnerships will continue to decline on a quarterly basis as the various operating partnerships continue to make discretionary principal payments. Interest expense related to the notes issued in conjunction with the acquisition of APLDDS will decline from current levels in May of 1997, 1998 and 1999, coincident with the required principal payment terms.

       Management estimates that interest income will likely decrease from current levels. Factors that could cause such a decrease are the possible use of cash to (i) make payments on the balloon notes, (ii) make payments on the APLDDS notes, (iii) make payments on the note issued to acquire the remaining interest in Hub North Central, (iv) make down payments on tractors,
(v) fund working capital needs for those operating companies starting their own Company-owned drayage operations, (vi) fund the purchase of the remaining minority interest in any of its operating partnerships and (vii) increase the Company's capital investment in an international joint venture.

Minority Interest

       Factors that could have a material impact and result in minority interest percentages of income before minority interest to be outside the historical range are (i) the exercise of any of the Company's options to purchase the remaining minority interest in any of its operating companies and (ii) disproportionate changes in the profitability of businesses between those which are owned 100% by the Company and those which are owned less than 100% by the Company. The purchase of the remaining minority interest in Hub North Central, assuming all other factors affecting minority interest are equal, should cause minority interest as a percentage of income before minority interest to decline.

Net Income

       Management expects that net income growth rates after May 1997 will be significantly less than the pro forma net income growth rates experienced since May 1996. The Company acquired APLDDS in May 1996 and management cannot predict a similar acquisition in 1997.

Earnings Per Share

       Management expects that earnings per share growth rates after May 1997 will be significantly less than the pro forma net income growth rates experienced since May 1996. The Company acquired APLDDS in May 1996 and management cannot predict a similar acquisition in 1997.

Liquidity and Capital Resources

       The Company expects to continue to pay down, as a prepayment, the balloon notes from time to time as cash availability permits. The Company expects to meet all other liabilities as they become due.

       Management is considering additional sites for Company-owned tractors, and it is anticipated that Company-owned drayage operations, in total, will require the acquisition of approximately 110 tractors in 1997. The Company may purchase up to 20 of these tractors with cash with the remainder being financed. Management estimates that each start-up of a Company-owned drayage operation requires working capital of $0.3 million to $0.4 million above and beyond the cost of acquiring the tractors. Management estimates that an additional three to five locations may start Company-owned drayage operations by the end of 1997. Management intends to carefully evaluate existing and new drayage operations before committing additional capital resources.

       The Company has the continuing option, exercisable any time after the President currently associated with an operating partnership ceases to be an employee, to purchase the remaining interest in that partnership. The future exercise of such options could result in the need for significant funds. Those funds may come from existing cash, third-party debt, other financing or any combination thereof.

       The Company believes that existing cash, cash provided by operations and cash available under a line of credit and its other financing commitment will be sufficient to meet the Company's short-term working capital and capital expenditure needs. The Company is currently negotiating a $15.0 million line of credit. Although no assurances can be made, it is anticipated that this line of credit will become effective in 1997. The Company believes that the aforementioned items are sufficient to meet its anticipated long-term working capital, capital expenditure and debt repayment needs through at least the year 2001.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Accountants                                             19

Consolidated Balance Sheets--December 31, 1996 and December 31, 1995          20

Consolidated Statements of Operations--Years ended December 31, 1996,
  December 31, 1995 and December 31, 1994                                     21

Consolidated Statements of Stockholders' Equity--Years ended
  December 31, 1996, December 31, 1995 and December 31, 1994                  22

Consolidated Statements of Cash Flows--Years ended December 31, 1996,
  December 31, 1995 and December 31, 1994                                     23

Notes to Consolidated Financial Statements                                    24

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Hub Group, Inc.:

          We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hub Group, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-1 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the financial statements taken as a whole.


                              ARTHUR ANDERSEN LLP

Chicago, Illinois
February 6, 1997

                                HUB GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                       December 31,
                                                             --------------------------------
                                                                 1995                1996
                                                             -----------          -----------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                   $        2          $    13,893
  Accounts receivable, net
   Trade                                                           6,197              114,125
   Affiliate                                                       2,376                    -
  Prepaid expenses and other current assets                          147                3,532
                                                              ----------          -----------
   TOTAL CURRENT ASSETS                                            8,722              131,550

 PROPERTY AND EQUIPMENT, net                                         137               14,058
 GOODWILL, net                                                         -               42,255
 DEFERRED TAXES                                                        -               11,357
 OTHER ASSETS                                                        224                2,005
                                                              ----------          -----------
   TOTAL ASSETS                                               $    9,083          $   201,225
                                                              ==========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Accounts payable
   Trade                                                      $    5,620          $    94,884
   Affiliate                                                       1,774                    -
   Other                                                              89                8,144
  Accrued expenses
   Payroll                                                           286                4,988
   Other                                                             149                3,186
  Deferred taxes                                                       -                1,307
  Current portion of long-term debt                                    -                3,164
                                                              ----------          -----------
    TOTAL CURRENT LIABILITIES                                      7,918              115,673

 LONG-TERM DEBT, EXCLUDING CURRENT PORTION                             -               28,714
 CONTINGENCIES AND COMMITMENTS
 MINORITY INTEREST                                                     -               10,714
 STOCKHOLDERS' EQUITY:
  Preferred stock                                                      -                    -
  Common stock                                                        26                   59
  Additional paid-in capital                                          18               55,083
  Purchase price in excess of predecessor basis                        -              (25,764)
  Tax benefit of purchase price in excess of
   predecessor basis                                                   -               10,306
  Retained earnings                                                1,121                6,440
                                                              ----------          -----------
   TOTAL STOCKHOLDERS' EQUITY                                      1,165               46,124
                                                              ----------          -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $    9,083          $   201,225
                                                              ==========          ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                HUB GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                                Years Ended December 31,
                                                 ------------------------------------------------------
                                                    1994                1995                 1996
                                                 ----------          -----------         --------------
REVENUE:
 Trade                                            $  74,991          $    66,696         $      750,784
 Affiliate                                           11,885               14,712                  3,459
                                                 ----------          -----------         --------------
  Total revenue                                      86,876               81,408                754,243

PURCHASED TRANSPORTATION                             80,588               75,142                662,679
                                                 ----------          -----------         --------------
  Net revenue                                         6,288                6,266                 91,564

COSTS AND EXPENSES:
 Salaries and benefits                                2,556                2,457                 43,913
 Selling, general and administrative                  1,345                1,196                 17,147
 Depreciation and amortization                           39                   46                  2,579
                                                 ----------          -----------         --------------
  Total costs and expenses                            3,940                3,699                 63,639

     Operating income                                 2,348                2,567                 27,925
                                                 ----------          -----------         --------------

OTHER INCOME (EXPENSE):
 Interest expense                                        -                    -                    (996)
 Interest income                                         58                   71                    786
 Other, net                                              -                    -                     (11)
                                                 ----------          -----------         --------------
  Total other income (expense)                           58                   71                   (221)

INCOME BEFORE MINORITY INTEREST AND
 PROVISION FOR INCOME TAXES                           2,406                2,638                 27,704
                                                 ----------          -----------         --------------

MINORITY INTEREST                                        -                    -                  16,366
                                                 ----------          -----------         --------------

INCOME BEFORE PROVISION FOR INCOME TAXES              2,406                2,638                 11,338

PROVISION FOR INCOME TAXES                               37                   39                  4,294
                                                 ----------          -----------         --------------

NET INCOME                                        $   2,369           $    2,599          $       7,044
                                                  =========           ==========          =============

PRO FORMA PROVISION FOR ADDITIONAL INCOME
 TAXES                                                  925                1,016                    241
                                                 ----------          -----------         --------------
PRO FORMA NET INCOME                              $   1,444           $    1,583          $       6,803
                                                  =========           ==========          =============

PRO FORMA EARNINGS PER SHARE                      $    0.87           $     0.95          $        1.35
                                                  =========           ==========          =============

PRO FORMA WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                                   1,662                1,662                  5,058
                                                  =========           ==========          =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                HUB GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the three years ended December 31, 1996
                         (in thousands, except shares)

                                                                                    Tax Benefit
                                                                      Purchase      of Purchase
                                                                      Price in         Price
                                   Common Stock        Additional     Excess of     in Excess of                    Total
                                -------------------     Paid-in      Predecessor    Predecessor     Retained    Stockholders'
                                 Shares      Amount     Capital         Basis           Basis       Earnings       Equity
                                ---------    ------    ----------    -----------    ------------    --------    -------------
Balance at January 1, 1994            200     $ 25      $    17       $    -          $   -         $ 1,512       $  1,554
 Net income                           -        -            -              -              -           2,369          2,369
 Distributions to stockholders        -        -            -              -              -          (2,154)        (2,154)
                                ---------     ----      -------       --------        -------       -------       --------
Balance at December 31, 1994          200       25           17            -              -           1,727          1,769
 Net income                           -        -            -              -              -           2,599          2,599
 Distributions to stockholders        -        -            -              -              -          (3,205)        (3,205)
 Issuance of common stock             100        1            1            -              -             -                2
                                ---------     ----      -------       --------        -------       -------       --------
Balance at December 31, 1995          300       26           18            -              -           1,121          1,165
 Net income                           -        -            -              -              -           7,044          7,044
 Distributions to stockholders        -        (25)         (17)           -              -          (1,725)        (1,767)
 Issuance of common stock
  in acquisition                1,662,296      -            -              -              -             -              -
 Retirement of shares acquired       (200)     -            -              -              -             -              -
 Sale of common stock in
  initial public offering, net  4,261,250       59       55,083            -              -             -           55,142
 Acquisition of general
  partnership interests               -        -            -          (25,764)        10,306           -          (15,458)
 Purchase of common stock            (100)      (1)          (1)           -              -             -               (2)
                                ---------     ----      -------       --------        -------       -------       --------
Balance at December 31, 1996    5,923,546     $ 59      $55,083       $(25,764)       $10,306       $ 6,440       $ 46,124
                                =========     ====      =======       ========        =======       =======       ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                HUB GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                  Years Ended December 31,
                                                                            -----------------------------------
                                                                              1994          1995         1996
                                                                            --------      --------     --------
Cash flows from operating activities:
  Net income                                                                 $ 2,369      $ 2,599     $  7,044
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                               39           46        2,786
      Deferred taxes                                                               -            -        2,722
      Minority interest                                                            -            -       16,366
      Loss(gain) on sale of assets                                                 3            -          (59)
      Changes in working capital, net of effects of purchase transactions:
       Accounts receivable, net                                                 (141)        (757)     (29,976)
       Prepaid expenses and other current assets                                 (21)          14       (1,801)
       Accounts payable                                                          626         (629)      20,851
       Accrued expenses                                                            7          (44)       2,549
       Other assets                                                              133           48       (1,153)
                                                                             -------      -------     --------
        Net cash provided by operations                                        3,015        1,277       19,329
                                                                             -------      -------     --------
Cash flows from investing activities:
  Cash used in acquisitions, net                                                   -            -      (37,459)
  Purchase of minority interest                                                    -            -       (2,513)
  Purchases of property and equipment, net                                       (31)         (98)      (6,815)
                                                                             -------      -------     --------
        Net cash used in investing activities                                    (31)         (98)     (46,787)
                                                                             -------      -------     --------
Cash flows from financing activities:
  Proceeds from sale of common stock in initial public offering, net               -            -       52,945
  Proceeds from sale of common stock                                               -            2            -
  Purchase of common stock                                                         -            -           (2)
  Distributions to stockholders                                               (2,154)      (3,205)      (1,104)
  Distributions to minority interest                                               -            -       (5,814)
  Payments on long-term debt                                                       -            -       (7,271)
  Proceeds from issuance of long-term debt                                         -            -        2,595
                                                                             -------      -------     --------
        Net cash provided by (used in) financing activities                   (2,154)      (3,203)      41,349
                                                                             -------      -------     --------
Net increase (decrease) in cash                                                  830       (2,024)      13,891
Cash, beginning of period                                                      1,196        2,026            2
                                                                             -------      -------     --------
Cash, end of period                                                          $ 2,026      $     2     $ 13,893
                                                                             =======      =======     ========
Supplemental disclosures of cash flow information
  Cash paid for:
    Interest                                                                 $     -      $     -     $    117
    Income taxes                                                                  32           41        2,344
  Non-cash investing and financing activities:
    Note payable issued for purchase of minority interest                    $     -      $     -     $ 14,970
    Notes payable issued as distributions to stockholders                          -            -          663

The accompanying notes to consolidated financial statements are an integral part of these statements.



                                HUB GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Description of Business and Summary of Significant Accounting
         Policies

Business: Hub Group, Inc. and its subsidiaries (the "Company") provide intermodal transportation services utilizing third party arrangements with railroads and drayage companies. The Company also arranges for transportation of freight by truck and performs logistics services.

Principles of Consolidation: The consolidated financial statements include the accounts of Hub Group, Inc. and all entities in which the Company has more than a 50% equity ownership or otherwise exercises unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents: The Company considers as cash equivalents all highly liquid instruments with an original maturity of three months or less. Checks outstanding, net, of approximately $474,000 and $1,548,000 at December 31, 1995 and 1996, respectively, are included in accounts payable.

Receivables: The Company's reserve for uncollectible accounts receivable was approximately $125,000 and $1,355,000 at December 31, 1995, and 1996,
respectively.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of applicable assets over their expected useful lives: buildings and improvements 15 to 40 years; leasehold improvements the shorter of useful life or lease term; computer equipment and software 3 to 5 years; furniture and equipment 3 to 10 years; and transportation equipment and automobiles 3 to 12 years. Direct costs related to internally developed software projects are capitalized and amortized over the expected useful life on a straight-line basis not to exceed five years, commencing when the asset is placed into service. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

Goodwill: Goodwill is amortized on the straight-line method over 40 years. On an ongoing basis, the Company estimates the future undiscounted cash flows before interest of the operating units to which goodwill relates in order to evaluate impairment. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. Goodwill amortization expense was $0, $0 and approximately $525,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

Concentration of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. The Company primarily serves customers located throughout the United States with no significant concentration in any one region. One customer in the food industry accounted for approximately 28% and 30% of revenue in 1994 and 1995, respectively. The same customer accounted for less than 10% of revenue in 1996. Another customer in the consumer household products industry accounted for 11.2% of revenue in 1995. This customer accounted for less than 10% of revenue in 1994 and 1996. The Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable risk is limited.

Revenue Recognition: Revenue represents sales of services to customers. Revenue is recognized based on relative transit time.

Income Taxes: Prior to March 18, 1996, the Company had elected to be taxed as an S corporation under the Internal Revenue Code. The income of an S corporation is taxable to its stockholders rather than the Company itself. Income tax expense incurred prior to March 18, 1996, represents Illinois replacement tax. On March 18, 1996, the Company became a taxable C corporation. The pro forma provision for additional income taxes was calculated assuming the Company was operating as a taxable C corporation since January 1, 1994. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Share: Earnings per share are based on the average quarterly weighted average number of Class A and Class B shares of common stock outstanding, adjusted for the assumed conversion of dilutive stock options. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options, including tax benefits assumed to be realized, are considered to have been used to purchase shares at current market prices, and the resulting net additional shares are included in the calculation of weighted average shares outstanding.

Distributions: During the period prior to March 18, 1996, the Company operated as an S corporation and made periodic distributions of income to its stockholders which are reflected in the accompanying statements of stockholders' equity.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain items previously reported have been reclassified to conform with the 1996 presentation.

NOTE 2.  Capital Structure

          On March 8, 1995, Hub Group, Inc. was incorporated and issued 100 shares of Class A common stock to the sole incorporator. On March 18, 1996, Hub Group, Inc. purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition through the issuance of 1,000,000 shares of the Company's Class A common stock and 662,296 shares of the Company's Class B common stock. Hub Chicago has been accounted for similar to the pooling of interests method of accounting and has been included in all periods presented on a historical cost basis.

          Concurrent with the acquisition of Hub Chicago in March 1996, the Company completed the initial public offering of 4,261,250 shares of its Class A common stock, with net proceeds to the Company of approximately $52,945,000. Coincident with the initial public offering, a selling stockholder sold 1,000,000 shares of the Company's Class A common stock through a secondary offering. The Company did not receive any net proceeds from the sale of the shares by the selling stockholder.

          Concurrent with the initial public offering, Hub Group, Inc., together with its new wholly owned subsidiary, Hub Chicago, acquired with cash a controlling interest in each of 27 operating partnerships (collectively referred to as "Hub Partnerships"). The combined financial statements of Hub Partnerships, the predecessor to the majority of the business of the Company, are included under Item 14 of the Company's Form 10-K, filed with the Securities and Exchange Commission.

NOTE 3.  Business Combinations

          On March 18, 1996, the Company acquired a controlling interest in Hub Partnerships for a total purchase price of approximately $43,309,000 in cash. The purchase price of these acquisitions was allocated to the assets acquired and liabilities assumed based on the fair value at the date of acquisition using the purchase method of accounting.

          The portion of the difference between fair value and historical cost of individual assets acquired and liabilities assumed attributable to interests acquired by the Company from non-control group stockholders was recorded at fair market value. This resulted in goodwill of approximately $17,207,000. The remaining portion of the difference between fair value and historical cost attributable to interests acquired from control group stockholders, approximately $25,764,000, has been charged to equity as purchase price in excess of predecessor basis.

          In connection with the purchase of the controlling interest in Hub Partnerships, approximately $10,306,000 has been recorded as a deferred tax benefit utilizing an assumed effective tax rate of 40% representing the tax effect of the purchase price in excess of predecessor basis, with the corresponding credit recorded as an increase to equity.

          On May 2, 1996, the Company purchased the rights to service the customers of American President Lines Domestic Distribution Services, a division of APL Land Transport Services, Inc., for approximately $8,000,000. The $8,000,000 was financed with $2,000,000 in cash and $6,000,000 in notes. The notes bear interest at an annual rate of 6% with three equal annual principal payments due beginning May 2, 1997. The acquisition was recorded using the purchase method of accounting resulting in goodwill of approximately $8,090,000.

          Results of operations from acquisitions recorded under the purchase method of accounting are included in the Company's financial statements from their respective dates of acquisition. The purchase price allocations presented are preliminary.

          The following summarizes the effects of businesses acquired and accounted for as purchases in 1996 as if they had been acquired as of January 1, 1995:

                                                (Unaudited)
                                          Years Ended December 31,
                                        -------------------------
                                             1995         1996
                                        -------------------------
                                                  (000's)
Revenue as reported                     $       81,408  $  754,243
Revenue of purchased business for
 period prior to acquisitions,
  net of eliminations                          810,343     184,660
                                        --------------  ----------
Pro forma revenue                       $      891,751  $  938,903
                                        --------------  ----------

Net income as reported                  $        2,599  $    7,044
Net income (loss) of purchased
 businesses for period prior to
 acquisitions                                      920        (260)
Adjustment for goodwill amortization              (383)        (96)
                                        --------------  ----------
Pro forma net income                    $        3,136  $    6,688
                                        --------------  ----------

Earnings per share as reported          $         0.95  $     1.35
Effect of purchased businesses prior to
 acquisitions                                    (0.36)      (0.20)
                                        --------------  ----------
Pro forma earnings per share            $         0.59  $     1.15
                                        --------------  ----------

Business acquisitions which involved the use of cash were accounted for as follows:

                                                                                       Year Ended
                                                                                       December 31,
                                                                                          1996
                                                                                   -----------------
                                                                                        (000's)
Accounts receivable                                                                $          75,576
Prepaid expenses and other current assets                                                      1,584
Property and equipment                                                                         9,308
Goodwill                                                                                      25,297
Deferred tax benefit, net                                                                     10,575
Other assets                                                                                     628
Accounts payable                                                                             (74,694)
Accrued expenses                                                                              (5,190)
Long-term debt                                                                               (20,921)
Minority interest                                                                               (162)
Purchase price in excess of predecessor basis                                                 25,764
Tax benefit of purchase price in excess of predecessor basis                                 (10,306)
                                                                                   -----------------
Cash used in acquisitions, net                                                     $          37,459
                                                                                   -----------------


NOTE 4.  Purchase of Minority Interest

          On August 1, 1996, the Company purchased the remaining 70% minority interest in Hub City Tennessee, L.P. for approximately $2,513,000 in cash. On December 12, 1996, the Company purchased the remaining 70% minority interest in Hub City North Central, L.P. in exchange for a note for approximately $14,970,000, bearing interest at an annual rate of 7%. The entire purchase price of each acquisition was recorded as goodwill. See Note 11.

NOTE 5.  Property and Equipment

Property and equipment consist of the following:

                                                                                          December 31,
                                                                               --------------------------------
                                                                                     1995             1996
                                                                               --------------------------------
                                                                                            (000's)

Land                                                                           $        -       $            92
Building and improvements                                                               -                   841
Leasehold improvements                                                                  17                  629
Computer equipment and software                                                        478                7,258
Furniture and equipment                                                                221                3,419
Transportation equipment and automobiles                                                29                4,541
                                                                               --------------------------------
                                                                                       745               16,780
Less:  Accumulated depreciation and amortization                                      (608)              (2,722)
                                                                               ---------------------------------
  PROPERTY AND EQUIPMENT, net                                                  $       137      $        14,058
                                                                               --------------------------------

NOTE 6. Income Taxes

          The following is a reconciliation of the Company's effective tax rate to the federal statutory tax rate:

                                                              Year Ended
                                                             December 31,
                                                                 1996
                                                      ------------------------
U.S. federal statutory rate                                              34.0%
State taxes, net of federal benefit                                       6.0
Income earned as
 non-taxable Subchapter S
 corporation prior to
 March 18, 1996                                                          (2.1)
                                                      ------------------------
Net effective rate                                                       37.9%
                                                      ------------------------

          The following is a summary of the Company's provision for income taxes:

                                                              Year Ended
                                                             December 31,
                                                                 1996
                                                      ------------------------
                                                               (000's)
Current
  Federal                                                            $  1,336
  State and local                                                         236
                                                      ------------------------
                                                                        1,572
                                                      ------------------------

Deferred
  Federal                                                               2,314
  State and local                                                         408
                                                      ------------------------
                                                                        2,722
                                                      -----------------------
     Total provision                                                 $  4,294
                                                      -----------------------

          The following is a summary of the Company's deferred tax assets and liabilities:

                                                             December 31,
                                                                 1996
                                                      ------------------------
                                                               (000's)
Reserve for uncollectible accounts receivable                        $    152
Accrued compensation                                                      206
                                                      ------------------------
  Current deferred tax asset                                              358
Income tax basis in excess of financial basis of
  goodwill                                                             11,845
                                                      -----------------------
    Total deferred tax asset                                         $ 12,203
                                                      -----------------------

Prepaids                                                             $    (43)
Receivables                                                            (1,622)
                                                      ------------------------
  Current deferred tax liability                                       (1,665)


Property and equipment                                                   (293)
Goodwill                                                                 (195)
                                                      ------------------------
  Long-term deferred tax liability                                       (488)
                                                      ------------------------
    Total deferred tax liability                                     $ (2,153)
                                                      ------------------------

NOTE 7.   Long-Term Debt and Financing Arrangements

          Fair value approximates book value at the balance sheet dates.

                                                                              December 31,
                                                                       -------------------------
                                                                         1995              1996
                                                                       --------          -------
                                                                                 (000's)
Installment notes payable due through 2000, monthly
 installments ranging from $325 - $16,898, including
 interest, ranging from 7.9% to 12%, collateralized by
 certain equipment                                                     $      -          $ 2,976
Unsecured balloon notes, interest compounded annually
 at 5.45%, interest and principal due March, 2001 (see Note 11)               -            7,533
Mortgage note payable due in 1998 with monthly installments of
 $2,381, including interest at 8.5%, collateralized by certain
 property                                                                     -              206
Notes payable due in three equal annual principal payments of
 $2,000,000 beginning on May 2, 1997, interest is due at the
 time the principal is paid at 6% compounded annually                         -            6,000
Note payable due January 1, 1998, with interest at an annual
 rate of 7% (see Note 11)                                                     -           14,970
Capital lease obligations, collateralized by certain equipment                -              193
                                                                        -------           ------
Total long-term debt                                                          -           31,878
Less current portion                                                          -           (3,164)
                                                                        -------           ------
                                                                       $      -          $28,714
                                                                        -------           ------

          Aggregate principal payments, in thousands, due subsequent to December 31, 1996, are as follows:

                             1997          $ 3,164
                             1998           18,141
                             1999            2,772
                             2000              268
                             2001            7,533
                                            ------
                                           $31,878
                                            ------

          On March 18, 1996, the Company assumed a line of credit for $5,000,000 which was unused at December 31, 1996. At December 31, 1996, the interest rate was 7.75%. The interest rate is set at the bank's discretion at a rate less than or equal to the bank's prime rate. Borrowings are secured by certain assets. The line of credit has no expiration date. In October 1996, the Company authorized the issuance of a standby letter of credit for $1,000,000, which has no expiration date.

NOTE 8.   Rental Expense and Lease Commitments

          Minimum annual rental commitments, in thousands, at December 31, 1996, under noncancellable operating leases, principally for real estate and equipment, are payable as follows:

                              1997          $2,251
                              1998           1,878
                              1999           1,389
                              2000             999
                              2001             732
                              2002             383
                                             -----
                                            $7,632
                                             -----

          Total rental expense was approximately $100,000, $121,000 and $1,896,000 for 1994, 1995 and 1996, respectively. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.

NOTE 9.   Stock-Based Compensation Plan

          Concurrent with the initial public offering the Company adopted a Long-Term Incentive Plan (the "1996 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 450,000. Under the 1996 Incentive Plan, stock options, and stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. Concurrent with the adoption of the Incentive Plan the Company granted 326,500 options to key employees and 36,000 options to non-employee directors. All options granted have an exercise price of $14.00 per share, the initial public offering price. The options granted to key employees vest ratably over a five-year period and expire 10 years after the date they were granted. The options granted to the non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. As of December 31, 1996, none of the options granted have vested. The Company canceled 5,000 options during 1996. There were 92,500 shares available to be granted as of December 31, 1996.

          The Company currently utilizes Accounting Principles Board Opinion No. 25 in its accounting for stock options. In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-based Compensation." The accounting method as provided in the pronouncement is not required to be adopted; however, it is encouraged. The Company is not adopting the accounting provisions of Statement 123. Had the Company accounted for its stock options in accordance with Statement 123, pro forma net income and pro forma earnings per share would have been approximately $6,599,000 and $1.30 for the year ended December 31, 1996. The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

          For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming no dividend yield, a risk free interest rate of 6.5%, a volatility factor of 25.0% and an expected life of 6.0 years. The weighted average fair value of options granted under the Company's 1996 Incentive Plan for the year ended December 31, 1996, was $5.54.

NOTE 10.  Profit-Sharing Plan

          The Company has numerous profit-sharing plans and trusts under section 401(k) of the Internal Revenue Code. Generally, for every dollar the employee contributes, the Company will contribute an additional $.20 up to $100. In addition, the Company may make a profit sharing contribution at its discretion. Historically, the Company has contributed an amount equal to 3% of each participant's compensation up to a maximum of $4,500. The Company's contributions to the Plan were approximately $57,000, $50,000 and $704,000 for 1994, 1995 and 1996, respectively.

NOTE 11.  Related Party Transactions

          In connection with the acquisition of a controlling interest in each of the Hub Partnerships, the Company paid cash to the Class B Common Stock ("Class B") stockholders, some of whom are officers of the Company, as well as officers of the Company who are not Class B stockholders totaling approximately $16,571,000. The Company, related to this acquisition, also assumed balloon notes that are payable, in part, to the above related parties totaling approximately $4,758,000. Approximately 33% of the balloon notes payable at December 31, 1996, is due to the related parties. The Class B stockholders have voting control over the Company. The same related parties described above also continue to receive approximately 33% of minority interest distributions of income from the Company. Furthermore, these parties received cash and notes from the Company totaling approximately $6,062,000 when it acquired the remaining minority interest in Hub City Tennessee, L.P. and Hub City North Central, L.P.

          The Company provided transportation services to Hub Partnerships prior to acquiring Hub Partnerships on March 18, 1996. Revenue from Hub Partnerships was $11,885,000, $14,712,000 and $3,459,000 for 1994, 1995 and the period
January 1, through March 17, 1996, respectively. Net fees were approximately $307,000, $440,000 and $104,000 for the same periods, respectively.

          Hub Partnerships provided transportation services to the Company prior to being acquired, which resulted in costs of $13,535,000, $21,720,000 and $3,880,000 for 1994, 1995 and the period January 1, through March 17, 1996, respectively.

          The Company paid assessment fees based primarily on volume and sales commission expenses to Hub Partnerships prior to acquiring Hub Partnerships. These charges totaled approximately $657,000, $670,000 and $112,000 for 1994, 1995 and the period January 1, through March 17, 1996, respectively.

          The Company leased a building from a shareholder. Monthly payments in 1995 were $9,178 and extended through November 1996. The Company no longer leased the building from a shareholder beginning in December 1996.

NOTE 12.  Legal Matters

          In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

NOTE 13.  Equity

                                                          December 31, 1995
                                                      --------------------------
                                                                    Issued and
                                                       Authorized   Outstanding
                                                      ------------ -------------
Preferred stock, $.01 par value                         2,000,000        -
Common stock, no par value                                    200      200
Class A common stock, $.01 par value                   12,337,700      100
Class B common stock, $.01 par value                      662,300        -

                                                          December 31, 1996
                                                      --------------------------
                                                                    Issued and
                                                       Authorized   Outstanding
                                                      ------------ -------------
Preferred stock, $.01 par value                         2,000,000        -
Class A common stock, $.01 par value                   12,337,700    5,261,250
Class B common stock, $.01 par value                      662,300      662,296

NOTE 14.  Selected Quarterly Financial Data (Unaudited)

     The following table sets forth selected quarterly financial data for each of the quarters in 1995 and 1996 (in thousands, except per share amounts):


                                                                 Quarters
                                                -----------------------------------------
                                                 First      Second     Third     Fourth
                                                -----------------------------------------
Year Ended December 31, 1995:
Revenue                                         $18,934    $ 20,735   $ 20,590   $ 21,149
Net revenue                                       1,564       1,488      1,542      1,672
Operating income                                    610         588        667        702
Net income                                          634         599        668        698
Pro forma net income                                386         365        407        425
Pro forma earnings per share                    $  0.23    $   0.22   $   0.24   $   0.26

                                                                 Quarters
                                                -----------------------------------------
                                                 First      Second     Third     Fourth
                                                -----------------------------------------
Year Ended December 31, 1996:
Revenue                                         $48,797    $209,236   $238,584   $257,626
Net revenue                                       5,385      25,124     28,707     32,348
Operating income                                  1,755       6,843      8,951     10,376
Net income                                          883       1,662      2,105      2,394
Pro forma net income                                642       1,662      2,105      2,394
Pro forma earnings per share                    $  0.29    $   0.28   $   0.35   $   0.40

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 14, 1997, sets forth certain information with respect to the directors of the Registrant and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.


Item 11.     EXECUTIVE COMPENSATION

     The section entitled "Compensation of Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 14, 1997, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 14, 1997, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 14, 1997, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and its incorporated herein by reference.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

  (a)(1)  Financial Statements

          The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

          Report of Independent Accountants

          Consolidated Balance Sheets - December 31, 1996 and December 31, 1995

          Consolidated Statements of Operations - Years ended December 31, 1996, December 31, 1995 and December 31, 1994

          Consolidated Statements of Stockholders' Equity - Years ended December 31, 1996, December 31, 1995 and December 31, 1994

          Consolidated Statements of Cash Flows - Years ended December 31, 1996, December 31, 1995 and December 31, 1994

          Notes to Consolidated Financial Statements

  (a) (2) Financial Statement Schedules

          The remaining financial statements and statement schedule for which provision is made in Regulation S-X are set forth in the Index immediately preceding such financial statements and statement schedule and are incorporated herein by reference.

(a) (3)  Exhibits

          The exhibits included as part of this Form 10-K are set forth in the
Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

  (b)  Reports on Form 8-K

          Registrant filed a Report on Form 8-K dated December 12, 1996 reporting under Item 5 the purchase of the remaining 70% minority interest in Hub City North Central, L.P. in exchange for a note of approximately $15.0 million due January 1, 1998, which bears interest at an annual rate of 7%. No financial statements were filed in connection with this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 1997                HUB GROUP, INC.

                                    By /s/ David P. Yeager
                                       -------------------
                                       David P. Yeager
                                       Chief Executive Officer and Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


                                                 Title                               Date
/s/ Phillip C.  Yeager        Chairman and Director                             March 26, 1997
-------------------------
    Phillip C. Yeager

/s/ David P. Yeager           Vice Chairman, Chief Executive Officer and        March 26, 1997
-------------------------     Director
    David P. Yeager

/s/ William L. Crowder        Vice President-Finance and Chief Financial        March 26, 1997
-------------------------     Officer (Principal Financial and Accounting
    William L. Crowder        Officer)

/s/ Thomas L. Hardin          President, Chief Operating Officer and            March 26, 1997
-------------------------     Director
    Thomas L. Hardin

/s/ Charles R. Reaves         Director                                          March 26, 1997
-------------------------
    Charles R. Reaves

/s/ Martin P. Slark           Director                                          March 26, 1997
-------------------------
    Martin P. Slark

/s/ Gary D. Eppen             Director                                          March 26, 1997
-------------------------
    Gary D. Eppen

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE


Hub Partnerships
----------------
Report of Independent Accountants                                                             F-2

Combined Balance Sheet - December 31, 1995                                                    F-3

Combined Statements of Operations - Years ended December 31, 1994
  and December 31, 1995 and the period January 1 through March 17, 1996                       F-4

Combined Statements of Stockholders' Equity - Years ended December 31, 1994
  and December 31, 1995 and the period January 1 through March 17, 1996                       F-5

Combined Statements of Cash Flows - Years ended December 31, 1994 and
  December 31, 1995 and the period January 1 through March 17, 1996                           F-6

Notes to Combined Financial Statements                                                        F-7

Hub Group, Inc.
---------------

Schedule II - Valuation and Qualifying Accounts                                               S-1

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Hub Partnerships:

          We have audited the accompanying combined balance sheet of Hub Partnerships as of December 31, 1995 and the related combined statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1995 and the period January 1, 1996 through March 17, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hub Partnerships as of December 31, 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 and the period January 1, 1996 through March 17, 1996, in conformity with generally accepted accounting principles.


                                       ARTHUR ANDERSEN LLP

Chicago, Illinois
February 6, 1997

                               HUB PARTNERSHIPS
                            COMBINED BALANCE SHEET
                                (in thousands)

                                                                 December 31,
                                                                 ------------
                                                                     1995
                                                                 ------------
ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                         $10,949
   Accounts receivable, net
     Trade                                                            74,406
     Affiliate                                                         1,774
   Prepaid expenses and other current assets                           2,473
                                                                     -------
     TOTAL CURRENT ASSETS                                             89,602

 PROPERTY AND EQUIPMENT, net                                           8,993
 OTHER ASSETS                                                            367
                                                                     -------
     TOTAL ASSETS                                                    $98,962
                                                                     =======


LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable
     Trade                                                           $64,212
     Affiliate                                                         2,376
     Other                                                             3,323
   Accrued expenses
     Payroll                                                           4,125
     Other                                                             1,115
   Current portion of long-term debt                                     681
                                                                     -------
       TOTAL CURRENT LIABILITIES                                      75,832

 LONG-TERM DEBT, EXCLUDING CURRENT PORTION                             1,007
 CONTINGENCIES AND COMMITMENTS
 MANDATORILY REDEEMABLE COMMON STOCK                                  10,386
 STOCKHOLDERS' EQUITY:
   Common stock                                                        1,943
   Additional paid-in capital                                            629
   Treasury stock                                                        (32)
   Retained earnings                                                   9,197
                                                                     -------
     TOTAL STOCKHOLDERS' EQUITY                                       11,737
                                                                     -------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $98,962
                                                                     =======

The accompanying notes to combined financial statements are an integral part of this balance sheet.


                               HUB PARTNERSHIPS
                       COMBINED STATEMENTS OF OPERATIONS
                                (in thousands)


                                                  Years Ended December 31,             January 1,
                                              ---------------------------------         through
                                                  1994                 1995          March 17, 1996
                                               -----------         ------------      --------------
REVENUE:
 Trade                                           $611,694            $644,124           $142,413
 Affiliate                                         14,192              22,390              3,992
                                                 --------            --------           --------
   Total revenue                                  625,886             666,514            146,405

PURCHASED TRANSPORTATION                          558,263             584,840            128,405
                                                 --------            --------           --------
 Net revenue                                       67,623              81,674             18,000

COSTS AND EXPENSES:
 Salaries and benefits                             33,751              41,049              9,807
 Selling, general and administrative               12,875              16,052              3,393
 Depreciation and amortization                      1,755               2,453                553
                                                 --------            --------           --------
   Total costs and expenses                        48,381              59,554             13,753

   Operating income                                19,242              22,120              4,247
                                                 --------            --------           --------

OTHER INCOME (EXPENSE):
 Interest expense                                    (258)               (147)               (56)
 Interest income                                      709                 623                120
 Other, net                                           320                 462                 95
                                                 --------            --------           --------
   Total other income (expense)                       771                 938                159

INCOME BEFORE INCOME TAXES                         20,013              23,058              4,406

INCOME TAXES                                          310                 290                126
                                                 --------            --------           --------

NET INCOME                                       $ 19,703            $ 22,768           $  4,280
                                                 ========            ========           ========

The accompanying notes to combined financial statements are an integral part of these statements.

                               HUB PARTNERSHIPS
                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                 For the two years ended December 31, 1995 and
                       January 1, 1996 to March 17, 1996
                         (in thousands, except shares)

                                                  Common Stock      Additional                         Total
                                              --------------------   Paid-in    Treasury  Retained  Stockholders'
                                                Shares    Amount     Capital     Stock    Earnings     Equity
                                              ---------  ---------  ---------  ---------  --------  -------------
Balance at January 1, 1994                     102,217    $ 1,893     $ 509       $(42)   $ 10,437    $  12,797
 Net income                                          -          -         -          -      19,703       19,703
 Distributions to stockholders                       -          -         -          -     (15,085)     (15,085)
 Stock issued                                    4,633         25         -         14           -           39
 Stock purchased                                (1,100)         -         -         (4)          -           (4)
 Retained earnings allocable to                                                                               -
   mandatorily redeemable stock                      -          -         -          -      (1,724)      (1,724)
                                               -------    -------     -----       ----   ---------    ---------
Balance at December 31, 1994                   105,750      1,918       509        (32)     13,331       15,726
 Net income                                          -          -         -          -      22,768       22,768
 Distributions to stockholders                       -          -         -          -     (24,122)     (24,122)
 Stock issued                                       50         25       120          -           -          145
 Retained earnings allocable to
   mandatorily redeemable stock                      -          -         -          -      (2,780)      (2,780)
                                               -------    -------     -----       ----   ---------      -------
Balance at December 31, 1995                   105,800      1,943       629        (32)      9,197       11,737
 Net income                                          -          -         -          -       4,280        4,280
 Distributions to stockholders                       -     (1,730)     (629)        32     (13,477)     (15,804)
                                               -------    -------     -----       ----   ---------    ---------
Balance at March 17, 1996                      105,800    $   213     $   -       $  -   $       -     $    213
                                               =======    =======     =====       ====   =========    =========

The accompanying notes to combined financial statements are an integral part of these statements.

                                                         HUB PARTNERSHIPS
                                                 COMBINED STATEMENTS OF CASH FLOWS
                                                          (in thousands)

                                                                        Years Ended December 31,                   January 1,
                                                                   ---------------------------------                through
                                                                       1994                 1995                 March 17, 1996
                                                                   ------------          -----------            ---------------
Cash flows from operating activities:
  Net income                                                       $     19,703          $    22,768            $         4,280
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                       1,755                2,453                        553
      Loss (gain) on sale of assets                                          58                  (92)                         3
      Changes in working capital:
       Accounts receivable, net                                         (16,447)              (2,822)                       604
       Prepaid expenses and other current assets                         (1,122)                (780)                       889
       Accounts payable                                                  13,088                1,794                      4,783
       Accrued expenses                                                   1,789                  508                       (140)
       Other assets                                                         198                  (58)                      (407)
                                                                   ------------          -----------            ---------------
        Net cash provided by operations                                  19,022               23,771                     10,565
                                                                   ------------          -----------            ---------------

Cash flows from investing activities:
  Purchases of property and equipment, net                               (3,688)              (4,485)                      (775)
                                                                   ------------          -----------            ---------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                        39                   145                        -
  Distributions to stockholders                                        (15,085)              (24,122)                   (13,014)
  Purchase and retirement of common stock                                   (4)                  -                          -
  Payments on long-term debt                                              (511)                 (927)                      (361)
  Proceeds from issuance of long-term debt                                 371                 1,762                        418
                                                                   ------------          -----------            ---------------
        Net cash used in financing activities                          (15,190)              (23,142)                   (12,957)
                                                                   ------------          -----------            ---------------

Net increase (decrease) in cash                                            144                (3,856)                    (3,167)
Cash, beginning of period                                               14,661                14,805                     10,949
                                                                   ------------          -----------            ---------------
Cash, end of period                                                $    14,805           $    10,949            $         7,782
                                                                   ===========           ===========            ===============

Supplemental disclosures of cash flow information:
  Cash paid for:
   Interest                                                        $        75           $       116            $            56
   Income taxes                                                            335                   262                        130
  Non-cash financing activity:
    Notes payable issued as distributions to stockholders          $       -             $       -              $        13,176

                 The accompanying notes to combined financial statements are an integral part of these statements.

                               HUB PARTNERSHIPS

                    NOTES TO COMBINED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Business: The Company (defined below) provides intermodal transportation services utilizing third party arrangements with railroads and drayage companies. The Company also arranges for transportation of freight by truck and performs logistics services.

Principles of Combinations: These combined financial statements include the financial statements of 26 S corporations and one partnership which are substantially all under common ownership control (collectively referred to as the "Company" or "Hub Partnerships"). The financial statements of Hub Partnerships are presented herein to reflect the financial condition and results of operations of Hub Partnerships as of and for the periods in which Hub Partnerships was the predecessor to the business acquired by Hub Group, Inc., as required pursuant to the rules and regulations of the Securities and Exchange Commission. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents: The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Receivables: The Company has recorded a reserve for uncollectible accounts receivable of approximately $898,000 at December 31, 1995.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of applicable assets over their expected useful lives: buildings and improvements 15 to 40 years; leasehold improvements the shorter of useful life or lease term; furniture and equipment 3 to 10 years; and transportation equipment 3 to 12 years. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

Concentration of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Temporary investments are valued at the lower of cost or market and at the balance sheet date, approximates fair market value. The Company primarily serves customers located throughout the United States with no significant concentration in any one region. The Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable risk is limited.

Revenue Recognition: Revenue represents sales of services to customers. Revenue is recognized based on relative transit time.

Income Taxes: The majority of the entities included in Hub Partnerships have elected to be taxed as S Corporations. By this election, income of an S Corporation is taxable to the stockholders rather than the Company itself. Income tax expense primarily represents applicable state income taxes of those states that do not recognize Subchapter S Corporations or states which impose taxes on S Corporation income.

Distributions: The Company makes periodic distributions of income which are reflected in the accompanying statements of stockholders' equity.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Reclassifications: Certain items previously reported have been reclassified to conform with the 1996 presentation.

NOTE 2.  Property and Equipment

Property and equipment consist of the following:

                                                     December 31,
                                                        1995
                                                     ------------
                                                       (000's)
Land                                                 $        92
Building and improvements                                  1,376
Leasehold improvements                                       674
Furniture and equipment                                   11,980
Transportation equipment                                   2,353
                                                     -----------
                                                          16,475
Less:  Accumulated depreciation and
 amortization                                             (7,482)
                                                     -----------
    PROPERTY AND EQUIPMENT, net                      $     8,993
                                                     -----------

NOTE 3.  Long-Term Debt and Financing Arrangements

     Fair value approximates book value at the balance sheet date.

                                                     December 31,
                                                        1995
                                                     ------------
                                                        (000's)
Line of credit loans due May 1996 and October 1996,
 interest payable monthly, ranging from 1%
 above the bank's prime lending rate to prime plus
 2%, secured by certain property and  equipment,
 chattel paper, and intangibles                      $       125
Installment notes payable through the
 year 1999, monthly installments ranging from
 $263-$10,929, including interest, ranging from
 2.9% to 12%, collateralized by certain property           1,159
Mortgage note payable due in 1998 with
 monthly installments of $2,381, including interest,
 at 8.5% collateralized by certain receivables,
 certain  property and personally guaranteed by a
 stockholder                                                 217
Note payable to Hub Group, Inc., due on
 demand, with interest payable quarterly at prime
 plus 1%                                                     100
Capital lease obligations, collateralized by certain
 equipment                                                    87
                                                     -----------
     Total long-term debt                                  1,688
     Less current maturities                                (681)
                                                     ------------
                                                     $     1,007
                                                     ------------

          Aggregate principal payments, in thousands, due subsequent to December 31, 1995, are as follows:

1996                                                                 $       681
1997                                                                         406
1998                                                                         500
1999                                                                         101
                                                                     -----------
                                                                     $     1,688
                                                                     -----------

     The Company had unused aggregate lines of credit of approximately $5,975,000 at December 31, 1995 with expiration dates beginning in January 1996. $5,000,000 has no expiration date. Interest rates range from prime less 3/4% to prime plus 2%. Borrowings are secured by certain assets.

NOTE 4.  Rental Expense and Lease Commitments

     Minimum annual rental commitments, in thousands, at December 31, 1995, under noncancellable operating leases, principally for real estate and equipment, are payable as follows:


1996                                                                 $     2,198
1997                                                                       1,557
1998                                                                         966
1999                                                                         716
2000                                                                         624
2001 & thereafter                                                            853
                                                                     -----------
Total minimum lease payments                                         $     6,914
                                                                     -----------

          Total rental expense was approximately $1,629,000, $2,190,000 and $423,000 for 1994, 1995 and the period January 1, through March 17, 1996, respectively. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.

NOTE 5.  Legal Matters

     In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

NOTE 6.  Profit-Sharing Plan

     The Company has numerous profit-sharing plans and trusts under section 401(k) of the Internal Revenue Code. Generally, for every dollar the employee contributes the Company will contribute an additional $.20 up to $100. In addition, the Company may make a profit sharing contribution at its discretion. Historically, the Company has contributed an amount equal to 3% of each participant's compensation up to a maximum of $4,500. The Company's contributions to the Plan were approximately $562,000, $713,000 and $287,000 for 1994, 1995 and the period January 1, through March 17, 1996, respectively.

NOTE 7.  Related Party Transactions

     The Company provides transportation services to Hub Group, Inc. Revenue from Hub Group, Inc. was $13,535,000, $21,720,000 and $3,880,000 for 1994, 1995
and the period January 1, through March 17, 1996, respectively. Net fees earned were $670,000, $734,000 and $116,000 for the same periods, respectively.

          Hub Group, Inc. provides transportation services to the Company, which resulted in costs of $11,885,000, $14,712,000 and $3,459,000 for 1994, 1995 and
the period January 1 through March 17, 1996, respectively.

          The Company charges assessment fees based primarily on volume and sales commission expense to Hub Group, Inc. Revenue for such fees were approximately $657,000, $670,000 and $112,000 for 1994, 1995 and the period
January 1 through March 17, 1996, respectively.

          During 1994, the Company leased four facilities from stockholders. During 1995 and the period January 1, through March 17, 1996, the Company leased two facilities from stockholders. Rental expense relating to these agreements was approximately $193,000, $147,000 and $39,000 for 1994, 1995 and the period January 1 through March 17, 1996, respectively. The terms of the leases extend through 2000.

NOTE 8.  Stockholder Agreements

     The majority of the entities included in Hub Partnerships have agreements with certain of their stockholders which set forth rights of the stockholders and the corporation. Generally, the agreements require that any stockholder wishing to sell his shares must first offer the shares for sale to the corporation and then to the other stockholders, before offering them to a third party. Generally the agreements state that upon death, disability, or retirement of a stockholder, the stockholder is required to offer to sell all of the shares owned by the stockholder to the corporation. Certain agreements stipulate the corporation is required to purchase these shares. Under the majority of the agreements, selling price approximates book value, and under two agreements the selling price approximates fair market value. Generally the agreements also state that, in the event that a stockholder is terminated, the stockholder is required to offer to sell his shares to the corporation. Certain agreements stipulate the corporation is required to purchase the stockholder's shares. Redemption amounts relating to agreements with mandatory redemption features are included in Mandatorily Redeemable Common Stock in the accompanying balance sheet. Payments for shares generally is made over a five-year period. Additionally, these agreements generally contain non-compete clauses which preclude a stockholder, while employed by the corporation, from managing, operating, or controlling a business either similar or dissimilar to the business carried on by the corporation. The clause also states that following employment by the corporation, a stockholder may not be employed by or perform services for any competitor for a period of up to two years. These agreements continue with respect to the S Corporations' limited partnership interests in the operating partnerships of Hub Group, Inc.

NOTE 9.  Special Distribution

     Immediately prior to March 18, 1996, the Company distributed substantially all of its equity, including retained earnings through March 17, 1996, to its shareholders in the form of cash and notes. The notes are five-year balloon notes bearing interest at an annual rate of 5.45%. Interest is compounded annually with all principal and interest due in March 2001.

NOTE 10.  Stock

          The following tables outline the shares of common stock and mandatorily redeemable stock authorized, issued, outstanding and in treasury.


                                                                    December 31,
Common Stock                                                            1995
-----------------------------------------------                     ------------
Authorized                                                               156,500
Issued                                                                    89,000
Outstanding                                                               84,733
Treasury Stock                                                             4,267



                                                                    December 31,
Mandatorily Redeemable Stock                                            1995
------------------------------------------------                    ------------
Authorized                                                                33,967
Issued                                                                    21,067
Outstanding                                                               21,067
Treasury Stock                                                                 -



                                                                                                   SCHEDULE II
                                               HUB GROUP, INC.
                                      VALUATION AND QUALIFYING ACCOUNTS

                                                     Balance at    Charged to
                                                     Beginning      Costs &                      Balance at
                                                     of Year       Expenses       Deduction      End of Year
                                                   -------------  ------------  -------------  ---------------
Year Ended December 31:
  Allowance for uncollectible accounts receivable
    1996                                           $  125,000     $  768,000    $ (488,000)    $  405,000
    1995                                              110,000         15,000           -          125,000
    1994                                                  -          110,000           -          110,000

                               INDEX TO EXHIBITS

                                                                                            Sequentially
                                                                                              Numbered
Number                              Exhibit                                                     Page
------                              -------                                                 ------------

 2.1    Purchase Agreement among the Registrant, American President Companies,
        Ltd. and APL Land Transport Services, Inc. (incorporated by reference to the Registrants report on Form 8-K dated May 2, 1996 and filed May 17,
        1996, File No. 0-27754)......................................................

 2.2    Purchase and Sale Agreement among Hub Holdings, Inc. and Hub City North
        Central, Inc.................................................................

 3.1    Amended Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 and 3.3 to the Registrant's registration statement on Form S-1, File No. 33-9021).....................................

 3.2    By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1, File No. 33-9021).......

 10.1   Form of Amended and Restated Limited Partnership Agreement...................

 10.2   Amended and Restated Limited Partnership Agreement of Hub City Canada,
        L.P..........................................................................

 10.3   Form of Non-Competition Agreement............................................

 10.4   Purchase and Sale Agreement between the Registrant and the Stockholders of Hub City Terminals, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1, File No.
        33-90210)....................................................................

 10.5   Hub Group Distribution Services Purchase and Sale Agreement..................

 10.6   Management Agreement.........................................................

 10.7   Stockholders' Agreement......................................................

 11.1   Statement re computation of per share earnings...............................

 21     Subsidiaries of the Registrant...............................................

 23.1   Consent of Arthur Andersen LLP...............................................

 27     Financial Data Schedule......................................................