Form 10-Q
period 1997-03-31
HUB GROUP INC
filed 1997-05-13
CIK 940942

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     On May 12, 1997, the registrant had 5,262,750 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                HUB GROUP, INC.

                                     INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - December 31, 1996
 and March 31, 1997                                                           3

Unaudited Condensed Consolidated Statements of Operations - Three Months
 Ended March 31, 1996 and 1997                                                4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Three
 Months Ended March 31, 1997                                                  5

Unaudited Condensed Consolidated Statements of Cash Flows - Three
 Months Ended March 31, 1996 and 1997                                         6

Notes to Unaudited Condensed Consolidated Financial Statements                7

Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                       10

HUB PARTNERSHIPS - PREDECESSOR

Unaudited Condensed Combined Statement of Operations for the Period
 January 1, 1996 through March 17, 1996                                      13

Unaudited Condensed Combined Statement of Stockholders' Equity for the
 Period January 1, 1996 through March 17, 1996                               14

Unaudited Condensed Combined Statement of Cash Flows for the Period
 January 1, 1996 through March 17, 1996                                      15

Notes to Unaudited Condensed Combined Financial Statements                   16

PART II.  OTHER INFORMATION                                                  17

                                HUB GROUP, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                      December 31,    March 31,
                                                                          1996          1997
                                                                      ------------    ---------
ASSETS
   CURRENT ASSETS:
      Cash and cash equivalents                                         $ 13,893      $ 25,766
      Accounts receivable, net                                           114,125       110,151
      Prepaid expenses and other current assets                            3,532         3,808
                                                                        --------      --------
            TOTAL CURRENT ASSETS                                         131,550       139,725

   PROPERTY AND EQUIPMENT, net                                            14,058        15,720
   GOODWILL, net                                                          42,255        43,509
   DEFERRED TAXES                                                         11,357        11,186
   OTHER ASSETS                                                            2,005         2,082
                                                                        --------      --------
            TOTAL ASSETS                                                $201,225      $212,222
                                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Accounts payable
         Trade                                                          $ 94,884      $103,543
         Other                                                             8,144         6,877
      Accrued expenses
         Payroll                                                           4,988         3,785
         Other                                                             3,186         3,362
      Deferred taxes                                                       1,307         1,441
      Current portion of long-term debt                                    3,164        20,787
                                                                        --------      --------
            TOTAL CURRENT LIABILITIES                                    115,673       139,795

   LONG-TERM DEBT, EXCLUDING CURRENT PORTION                              28,714        13,651
   CONTINGENCIES AND COMMITMENTS
   MINORITY INTEREST                                                      10,714        10,691
   STOCKHOLDERS' EQUITY:
      Preferred stock                                                         -             -
      Common stock                                                            59            59
      Additional paid-in capital                                          55,083        55,066
      Purchase price in excess of predecessor basis                      (25,764)      (25,764)
      Tax benefit of purchase price in excess of predecessor basis        10,306        10,306
      Retained earnings                                                    6,440         8,418
                                                                        --------      --------
            TOTAL STOCKHOLDERS' EQUITY                                    46,124        48,085
                                                                        --------      --------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $201,225      $212,222
                                                                        ========      ========

      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)


                                                      Three Months
                                                     Ended March 31,
                                                   -------------------
                                                    1996        1997
                                                   -------    --------
REVENUE:
   Trade                                           $45,338    $251,120
   Affiliates                                        3,459          -
                                                   -------    --------
      Total revenue                                 48,797     251,120

TRANSPORTATION COSTS                                43,412     220,906
                                                   -------    --------
      Net revenue                                    5,385      30,214

COSTS AND EXPENSES:
   Salaries and benefits                             2,587      15,253
   Selling, general and administrative                 998       6,084
   Depreciation and amortization                        45         961
                                                   -------    --------
      Total costs and expenses                       3,630      22,298

         Operating income                            1,755       7,916
                                                   -------    --------

OTHER INCOME (EXPENSE):
   Interest expense                                    (37)       (619)
   Interest income                                      31         263
   Other, net                                            8          30
                                                   -------    --------
      Total other income (expense)                       2        (326)

INCOME BEFORE MINORITY INTEREST AND PROVISION
  FOR INCOME TAXES                                   1,757       7,590
                                                   -------    --------

MINORITY INTEREST                                      687       4,294
                                                   -------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES             1,070       3,296

PROVISION FOR INCOME TAXES                             187       1,318
                                                   -------    --------

NET INCOME                                         $   883    $  1,978
                                                   =======    ========

PRO FORMA PROVISION FOR ADDITIONAL INCOME TAXES        241          -
                                                   -------    --------

PRO FORMA NET INCOME                               $   642    $  1,978
                                                   =======    ========

PRO FORMA EARNINGS PER SHARE                       $  0.29    $   0.33
                                                   =======    ========

PRO FORMA WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES AND SHARE EQUIVALENTS OUTSTANDING           2,233       6,028
                                                   =======    ========

      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the three months ended March 31, 1997
                         (in thousands, except shares)

                                                                                       Tax Benefit
                                                                          Purchase     of Purchase
                                                                          Price in      Price in
                                          Common Stock      Additional     Excess of     Excess of                  Total
                                       ------------------    Paid-in     Predecessor   Predecessor   Retained   Stockholders'
                                        Shares     Amount    Capital        Basis         Basis      Earnings      Equity
                                       ---------   ------   ----------   -----------   -----------   --------   -------------
Balance at December 31, 1996           5,923,546    $ 59     $55,083       $(25,764)     $10,306      $6,440      $ 46,124
    Net income                                -       -           -              -            -        1,978         1,978
    Sale of common stock in initial
      public offering, net                    -       -          (45)            -            -           -            (45)
    Exercise of non-qualified
      stock options                        1,500      -           28             -            -           -             28
                                       ---------    ----     -------       --------      -------      ------      --------
Balance at March 31, 1997              5,925,046    $ 59     $55,066       $(25,764)     $10,306      $8,418      $ 48,085
                                       =========    ====     =======       ========      =======      ======      ========

      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          -------------------
                                                                                            1996       1997
                                                                                          --------    -------
Cash flows from operating activities:
    Net income                                                                            $    883    $ 1,978
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                           45      1,222
        Deferred taxes                                                                          39        305
        Minority interest                                                                      687      4,294
        Loss on sale of assets                                                                  -           8
        Changes in working capital, net of effects of purchase transactions:
            Accounts receivable, net                                                         1,755      3,974
            Prepaid expenses and other current assets                                          313       (276)
            Accounts payable                                                                    71      7,392
            Accrued expenses                                                                    74     (1,027)
            Other assets                                                                      (128)       (77)
                                                                                          --------    -------
                Net cash provided by operations                                              3,739     17,793
                                                                                          --------    -------
Cash flows from investing activities:
    Cash used in acquisitions, net                                                         (35,544)        -
    Purchase of minority interest                                                               -      (1,525)
    Purchases of property and equipment, net                                                  (118)    (2,621)
                                                                                          --------    -------
                Net cash used in investing activities                                      (35,662)    (4,146)
                                                                                          --------    -------
Cash flows from financing activities:
    Proceeds from sale of common stock in initial public offering, net                      52,981        (45)
    Proceeds from sale of common stock                                                          -          28
    Distributions to stockholders                                                           (1,104)        -
    Distributions to minority interest                                                          -      (4,317)
    Payments on long-term debt                                                                  -        (798)
    Proceeds from issuance of long-term debt                                                    -       3,358
                                                                                          --------    -------
                Net cash provided by (used in) financing activities                         51,877     (1,774)
                                                                                          --------    -------
Net increase in cash                                                                        19,954     11,873
Cash, beginning of period                                                                        2     13,893
                                                                                          --------    -------
Cash, end of period                                                                       $ 19,956    $25,766
                                                                                          ========    =======
Supplemental disclosures of cash flow information
    Cash paid for:
        Interest                                                                          $     -     $   125
        Income taxes                                                                            28         54
    Non-cash investing and financing activities:
        Notes payable issued as distributions to stockholders                             $    663    $    -


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

NOTE 2.  BUSINESS COMBINATIONS

          On March 18, 1996, the Company acquired a controlling interest in each of 27 operating partnerships (collectively referred to as "Hub Partnerships") for a total purchase price of approximately $43,309,000 in cash. The purchase price of these acquisitions was allocated to the assets acquired and liabilities assumed based on the fair value at the date of acquisition using the purchase method of accounting.

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

          The following summarizes the effects of businesses acquired and accounted for as purchases in 1996 as if they had been acquired as of January 1, 1996:

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                      1996
                                                                 ---------------
                                                                     (000's)
Revenue as reported                                                 $ 48,797
Revenue of purchased business for period prior to
 acquisitions, net of eliminations                                   174,845
                                                                    --------
Pro forma revenue                                                   $223,642
                                                                    --------

Net income as reported                                              $    642
Net income of purchased businesses for period prior to
 acquisitions                                                            295
Adjustment for goodwill amortization                                     (86)
                                                                    --------
Pro forma net income                                                $    851
                                                                    --------

Earnings per share as reported                                      $   0.29
Effect of purchased businesses prior to acquisitions                   (0.13)
                                                                    --------
Pro forma earnings per share                                        $   0.16
                                                                    --------

Business acquisitions which involved the use of cash were accounted for as follows:


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                      1996
                                                                 ---------------
                                                                     (000's)
Accounts receivable                                                 $ 75,576
Prepaid expenses and other current assets                              1,585
Property and equipment                                                 9,309
Goodwill                                                              17,449
Deferred tax benefit, net                                             10,306
Other assets                                                             704
Accounts payable                                                     (74,693)
Accrued expenses                                                      (5,100)
Long-term debt                                                       (14,921)
Minority interest                                                       (129)
Purchase price in excess of predecessor basis                         25,764
Tax benefit of purchase in excess of predecessor basis               (10,306)
                                                                    --------
Cash used in acquisitions, net                                      $ 35,544
                                                                    --------

NOTE 3.  PURCHASE OF MINORITY INTEREST

          On March 1, 1997, the Company purchased an approximate 44% minority interest in Hub Group Distribution Services for approximately $1,500,000 in cash.

NOTE 4.  Property And Equipment

Property and equipment consist of the following:

                                       December 31,      March 31,
                                          1996             1997
                                      -------------   -------------
                                                 (000's)
Land                                        $    92         $    92
Building and improvements                       841             859
Leasehold improvements                          629             844
Computer equipment and software               7,258           8,613
Furniture and equipment                       3,419           3,575
Transportation equipment and
 automobiles                                  4,541           5,347
                                      -------------   -------------
                                             16,780          19,330
Less:  Accumulated depreciation
 and amortization                            (2,722)         (3,610)
                                      -------------   -------------
PROPERTY AND EQUIPMENT, net                 $14,058         $15,720
                                      =============   =============


NOTE 5.  Statement of Financial Accounting Standards (SFAS) No. 128


     In February 1997, the Financial Accounting Standards Board issued SFAS
No. 128 - Earnings per Share. This statement's objective is to simplify the computation of earnings per share (EPS) to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted.

     The Company does not expect the future adoption of this standard to have a material impact, if any, on its financial statements.

                                HUB GROUP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997, Compared to
 Three Months Ended March 31, 1996

REVENUE

          Revenue totaled $251.1 million for the three months ended March 31, 1997, representing an increase of 414.6% over the comparable period in 1996. Revenue increased 12.3% for the three months ended March 31, 1997, over pro forma revenue for the comparable period in 1996. The 1996 pro forma revenue was impacted significantly by the addition of the revenue reported by American President Lines Domestic Distribution Services ("APLDDS"), a division of APL Land Transport Services, Inc. The business acquired from APLDDS on May 2, 1996, had been experiencing significant decline during 1995 and the first quarter of 1996. This decline had a negative influence on the pro forma revenue growth rate. Despite the declining trend, management believes Hub Group, Inc. and its subsidiaries (the "Company") has successfully transitioned and retained greater than 90% of the APLDDS business that existed on May 2, 1996.

          Excluding the revenue relating to APLDDS prior to the acquisition on May 2, 1996, Hub City Terminals, Inc. ("Hub Chicago") and the Company's 27 operating partnerships (collectively referred to as "Hub Partnerships"), on a combined basis assuming Hub Chicago had acquired Hub Partnerships on January 1, 1996, experienced a revenue increase of 33.8% in the three months ended March 31, 1997, over the comparable period in 1996. This percentage increase is the result of strong growth in truckload brokerage, logistics and intermodal service offerings.

NET REVENUE

          Net revenue as a percentage of revenue increased to 12.0% for the three months ended March 31, 1997, compared to 11.0% in the same period in 1996. This increase is primarily a reflection of the higher net revenue as a percentage of revenue that is experienced by Hub Partnerships as compared to Hub Chicago due to Hub Chicago's larger proportion of high volume/low margin accounts.

SALARIES AND BENEFITS

          Salaries and benefits increased to $15.3 million in the three months ended March 31, 1997, from $2.6 million in the same period in 1996. Salaries and benefits as a percentage of revenue increased to 6.1% in the three months ended March 31, 1997, from 5.3% in the same period in 1996. Some administrative services for Hub Chicago were performed by Hub Partnerships for a fee. This fee was reflected in selling, general and administrative expenses prior to March 18, 1996. After the acquisition of Hub Partnerships by Hub Chicago, this fee is eliminated in consolidation and the costs of the aforementioned administrative services are reported as salaries and benefits. This causes salaries and benefits as a percentage of revenue to increase over the prior year.

SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general and administrative expenses increased to $6.1 million in the three months ended March 31, 1997, from $1.0 million in the same period in 1996. Selling, general and administrative expenses as a percentage of revenue increased to 2.4% in the three months ended March 31, 1997, from 2.0% in the same period in 1996. Despite the elimination in consolidation of the fees between Hub Chicago and Hub Partnerships in 1997, Hub Chicago provided greater leverage on its selling, general and administrative expenses in the first three months of 1996 than did the Company as a whole in the first three months of 1997.

DEPRECIATION AND AMORTIZATION

          Depreciation and amortization expense was $1.0 million in the three months ended March 31, 1997, and was negligible in the same period in 1996. Depreciation and amortization as a percentage of revenue increased to 0.4% in the three months ended March 31, 1997, from 0.1% in the same period in 1996.
The percentage increase is attributable to the amortization of goodwill that was recorded in connection with the purchase of Hub Partnerships and APLDDS.

OTHER INCOME (EXPENSE)

          Interest expense was $0.6 million in the three months ended March 31, 1997, and negligible in the same period in 1996. All of the interest expense in 1996 was incurred subsequent to March 17, 1996.

          There are three primary components of interest expense. First, the Company assumed or issued $13.2 million of five-year balloon notes in conjunction with the acquisition of Hub Partnerships in March 1996. These notes bear interest at an annual rate of 5.45%. Second, in conjunction with the acquisition of APLDDS in May 1996, the Company issued notes for $6.0 million bearing interest at an annual rate of 6%. Third, the Company has borrowed to purchase tractors as it continues its strategy of starting small drayage operations to service portions of its own business in those areas where enhanced customer service is required. The annual rate of interest on these loans is determined at the time each tractor is purchased at a rate equal to 3% over the two-year Treasury note rate.

          Interest income was $0.3 million in the three months ended March 31, 1997 and negligible during the same period in 1996.

MINORITY INTEREST

          Minority interest was $4.3 million in the three months ended March 31, 1997 and $0.7 million in the same period in 1996. Minority interest as a percentage of income before minority interest increased to 56.6% in the three months ended March 31, 1997, from 39.1% in the same period in 1996. The lower percentage in 1996 was the result of only having the revenue and expense of Hub Chicago, which is wholly owned by Hub Group, Inc., in the period prior to March 18, 1996.

INCOME TAXES

          Income taxes were $1.3 million in the three months ended March 31, 1997 and $0.2 million in the same period in 1996. Other than an insignificant provision for Illinois replacement tax, the Company had no provision for income taxes prior to March 18, 1996, as the Company was a federally non-taxable subchapter S corporation. The Company is providing for income taxes at an effective rate of 40% for all income subsequent to March 17, 1996.

PRO FORMA PROVISION FOR ADDITIONAL INCOME TAXES

          Additional pro forma income taxes were zero in the three months ended March 31, 1997, and $0.2 million in the same period in 1996. Additional pro forma provision for income taxes are shown to provide an assumed effective federal and state income tax rate of 40% of income before taxes for periods prior to March 18, 1996.

PRO FORMA NET INCOME

          Pro forma net income (pro forma only to provide for income taxes) increased to $2.0 million in the three months ended March 31, 1997, from $0.6 million in the same period in 1996. Pro forma net income as a percentage of revenue decreased to 0.8% in the three months ended March 31, 1997, from 1.3% in the same period in 1996. The decrease is principally attributable to the increase in minority interest in 1997. See "Minority Interest."

PRO FORMA EARNINGS PER SHARE

          Pro forma earnings per share (pro forma only to provide for income taxes) increased to $0.33 in the three months ended March 31, 1997, from $0.29 in the same period in 1996.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 128

          In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 - Earnings per Share. This statement's objective is to simplify the computation of earnings per share (EPS) to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries and with that of the International Accounting Standards Committee. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted.

          The Company does not expect the future adoption of this standard to have a material impact, if any, on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

          The Company maintains a bank line of credit for $5.0 million. The interest rate is set at the bank's discretion at a rate less than or equal to the bank's prime rate. At March 31, 1997, the rate was 7.75%. As of March 31, 1997, the unused and available portion of this credit line was $2.3 million. Although there are no assurances, management believes it can obtain an additional line of credit, if necessary.

                               HUB PARTNERSHIPS
             UNAUDITED CONDENSED COMBINED STATEMENT OF OPERATIONS
                                (in thousands)

                                                       January 1,
                                                        through
                                                     March 17, 1996
                                                     --------------
REVENUE:
  Trade                                                 $142,413
  Affiliate                                                3,992
                                                        --------
   Total revenue                                         146,405

PURCHASED TRANSPORTATION                                 128,405
                                                        --------
  Net revenue                                             18,000

COSTS AND EXPENSES:
  Salaries and benefits                                    9,807
  Selling, general and administrative                      3,393
  Depreciation and amortization                              553
                                                        --------
   Total costs and expenses                               13,753

   Operating income                                        4,247
                                                        --------

OTHER INCOME (EXPENSE):
  Interest expense                                           (56)
  Interest income                                            120
  Other, net                                                  95
                                                        --------
   Total other income                                        159

INCOME BEFORE INCOME TAXES                                 4,406

INCOME TAXES                                                 126
                                                        --------

NET INCOME                                              $  4,280
                                                        ========


        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
        UNAUDITED CONDENSED COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
            For the period January 1, 1996 through March 17, 1996
                        (in thousands, except shares)

                                     Common Stock     Additional                          Total
                                   -----------------   Paid-in    Treasury   Retained  Stockholders'
                                    Shares    Amount   Capital     Stock     Earnings     Equity
                                   -------   -------  ----------  --------   --------  -------------
Balance at December 31, 1995       105,800   $ 1,943    $ 629      $ (32)    $  9,197     $11,737
  Net income                           -         -        -          -          4,280       4,280
  Distributions to
    stockholders                       -      (1,730)    (629)        32      (13,477)    (15,804)
                                   -------   -------    -----      -----     --------     -------
Balance at March 17, 1996          105,800   $   213    $ -        $ -       $    -       $   213
                                   =======   =======    =====      =====     ========     =======

        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
             UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                     January 1,
                                                                     through
                                                                  March 17, 1996
                                                                  --------------
Cash flows from operating activities:
 Net income                                                           $  4,280
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                           553
   Loss (gain) on sale of assets                                             3
   Changes in working capital:
    Accounts receivable, net                                               604
    Prepaid expenses and other current assets                              889
    Accounts payable                                                     4,783
    Accrued expenses                                                      (140)
    Other assets                                                          (407)
                                                                      --------
     Net cash provided by operations                                    10,565
                                                                      --------

Cash flows from investing activities:
 Purchases of property and equipment, net                                 (775)
                                                                      --------

Cash flows from financing activities:
 Distributions to stockholders                                         (13,014)
 Payments on long-term debt                                               (361)
 Proceeds from issuance of long-term debt                                  418
                                                                      --------
     Net cash used in financing activities                             (12,957)
                                                                      --------

Net decrease in cash                                                    (3,167)
Cash, beginning of period                                               10,949
                                                                      --------
Cash, end of period                                                   $  7,782
                                                                      ========

Supplemental disclosures of cash flow information:
 Cash paid for:
  Interest                                                                  56
  Income taxes                                                             130
 Non-cash financing activity:
  Notes payable issued as distributions to stockholders               $ 13,176


        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
                     NOTES TO UNAUDITED CONDENSED COMBINED
                             FINANCIAL STATEMENTS


NOTE 1.   Interim Financial Statements

          The accompanying unaudited condensed combined financial statements of 26 Subchapter S corporations and the Hub Group Distribution Services partnership (collectively referred to as "Hub Partnerships" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

          The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations.

NOTE 2.   Basis of Financial Statement Presentation

          The unaudited condensed combined financial statements of Hub Partnerships are presented herein to reflect the financial condition and results of operations of the Hub Partnerships for the period in which Hub Partnerships was the predecessor to the business acquired by Hub Group, Inc. on March 18, 1996, as necessary to disclose the financial statements of the business acquired by Hub Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission.

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

                                               HUB GROUP, INC.


DATE:  May 12, 1997                            /s/ William L. Crowder
                                               ----------------------
                                               William L. Crowder
                                               Vice President-Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer)