Form 10-K/A
period 1996-12-31
HUB GROUP INC
filed 1997-08-13
CIK 940942

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1

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

          The Company operates through an extensive nationwide network of 34 offices or "Hubs." Each Hub is strategically located in a market that has a significant concentration of shipping customers and one or more railheads. Each Hub functions essentially as a stand alone business managed locally by an executive, known as a "Principal," with significant transportation experienced and, with the exception of Hub Chicago (defined below), Hub Tennessee (defined below), Hub North Central (defined below) and Hub City New Orleans, L.P., an equity ownership interest in that Hub. Local management is responsible for operations, customer service and regional marketing, while corporate management is responsible for group strategic planning and administration, financial services, relationships with the railroads, management of the Company's logistics services business and management information systems support. Hub Group also maintains a National Accounts sales force to provide centralized marketing of the Company's services to large and geographically diversified shippers.

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

          In addition to the acquisitions made in connection with the initial public offering, the Company made the following strategic investments in 1996. After an investment by the Company of approximately $0.1 million, the Company's newly formed joint venture with Norton Lilly International Inc. ("Norton Lilly"), a large steamship agent, began operations in April 1996. The joint venture facilitates international shipments of freight originating in or destined for the United States. The North American intermodal freight movements arranged by the joint venture are handled by the Hub network. Norton Lilly is responsible for arranging steamship passage and local transportation in foreign countries. On May 2, 1996, the Company acquired the domestic intermodal marketing business of American President Lines Domestic Distribution Services ("APLDDS") from American President Companies, Ltd. ("APC") for approximately $8.1 million. As a result of the APLDDS acquisition, the Company acquired the right to service APLDDS customers, but did not assume any assets or liabilities associated with that business. The Company hired 36 experienced intermodal personnel from the APLDDS organization. On August 1, 1996, the Company purchased the remaining 70% minority interest in one of the Hub Partnerships, Hub City Tennessee, L.P. ("Hub Tennessee") for approximately $2.5 million. On December 12, 1996, the Company purchased the remaining 70% minority interest in another Hub Partnership, Hub City North Central, L.P. ("Hub North Central") for approximately $15.0 million.

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

          Brokerage The Company arranges for the transportation of freight by truck, providing customers another option for their transportation needs. This is accomplished by matching customers' needs with carriers' capacity to provide the best service and price combination. The Company has contracts with a substantial base of carriers allowing it to meet the varied needs of its customers. The Company negotiates rates, tracks shipments in transit, consolidates billing and handles claims for freight loss and damage on behalf of its customers. The Company's brokerage operation also provides customers with specialized programs. Through the Dedicated Trucking program, certain carriers have informally agreed to move freight for Hub's customers on a continuous basis. This arrangement allows Hub to gain control of the trucking equipment to effectively meet its customer's needs without owning the equipment. Through the Managed Carrier program, Hub assumes the responsibility for all truckloads the customer's core carriers cannot handle. This program is tailored to each customer, and provides the customer with increased control and improved service due to Hub's resources and expertise.

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

          The Company provides brokerage services to its customers in a similar manner. In a typical brokerage transaction, the customer contacts the local Hub to obtain transit information and a price quote for a particular freight movement. The customer then provides appropriate shipping information to the local Hub. The local Hub makes the delivery appointment and arranges with the appropriate carrier to pick up the freight. Once it receives confirmation that the freight has been picked up, the local Hub monitors the movement of the freight until it reaches its destination and the delivery has been confirmed. If the carrier notifies Hub Group that after delivering the load it will need additional freight, the Hub located nearest the destination is notified electronically of the carrier's availability. Although it is under no obligation to do so, the local Hub then may attempt, if requested by the carrier, to secure freight for the carrier.

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

     Capital expenditures for 1996 were approximately $6.8 million. Capital expenditures are principally made to enhance or expand the Company's information systems and network capabilities and, most recently, to acquire a number of tractors to support Company-owned drayage operations. Part of the Company's strategy is to supplement third party drayage operations with Company-owned tractors to service portions of the Company's intermodal business in those locations where drayage service is limited or where customers require an enhanced level of service which cannot be competitively accommodated by a third-party provider.

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

Revenue Recognition: Revenue is recognized based on relative transit times and expenses are recognized as incurred. The Company, in providing its services, contracts with transportation providers, principally railroads, drayage companies and truckload carriers, for shipment of customers' freight, the costs of which are passed directly through to clients. Accordingly, revenues include the charges for purchased transportation services together with the Company's fees. Purchased transportation consists primarily of the cost of transportation and transportation equipment, both provided by third party carriers. The purchased transportation costs are deducted from revenues to derive net revenues which then include only the Company's fees.

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

Item 13  CERTAIN TRANSACTIONS

Restructuring Transactions

     Acquisition of Hub Chicago. In connection with the acquisition of the outstanding stock of Hub Chicago, Phillip C. Yeager received 248,362 shares, David P. Yeager (including members of his immediate family) received 193,169 shares, Robert J. Jensen (including members of his immediate family) received 110,383 shares and Mark A. Yeager (including members of his immediate family) received 110,382 shares of Class B Common Stock in exchange for their shares of stock of Hub Chicago. The shares of Class B Common Stock received by Phillip C. Yeager, David P. Yeager (including members of his immediate family), Robert J. Jensen (including members of his immediate family), and Mark A. Yeager (including members of his immediate family) are convertible on a one-for-one basis into shares of Class A Common Stock having a value, as of the date of the Offering, of approximately $3,477,000, $2,704,000, $1,545,000 and $1,545,000,
respectively. The purchase price paid by the Company for Hub Chicago was based on the relative value of Hub Chicago to the aggregate value of Hub Chicago, 100% of the Hub Partnerships (defined below) and 100% of Hub Distribution (defined below) (the "Combined Hub Companies"). The relative value of Hub Chicago was determined by Duff & Phelps Capital Markets Co. ("Duff & Phelps") which was retained for that purpose. The aggregate amount of consideration paid by the Company in the acquisition of Hub Chicago consisted of 1,000,000 shares of Class A Common Stock paid to the Frances T. Marino Trust and 662,296 shares of Class B Common Stock paid to Phillip C. Yeager and members of his family as described above.

     Hub Partnerships. In connection with the corporate restructuring that occurred at the closing of the Offering, all of the assets (excluding each Hub S Corporations' interest in Hub Group Distribution Services ("Hub Distribution") and all of the liabilities of each of the 28 separate corporations organized under Subchapter S of the Internal Revenue Code (each a "Hub S Corporation"), other than Hub Chicago, were contributed to the newly formed limited partnerships (each a "Hub Partnership"). Upon the closing of the Offering, Hub Chicago purchased the general partnership interest in each of these Hub Partnerships from the Hub S Corporations for an aggregate purchase price based on the initial public offering price of approximately $42.8 million. The purchase price paid by Hub Chicago for the general partnership interest in each of the Hub Partnerships was determined based upon the relative value of each such interest in the Hub Partnerships to the aggregate value of the Combined Hub Companies. The relative value of each of the interests in the Hub Partnerships was determined by Duff & Phelps. The Hub S Corporations, which are the limited partners in the Hub Partnerships, are entitled to 70% of the net income and net cash flow from the Hub Partnerships. Phillip C. Yeager, David P. Yeager, Mark A. Yeager, Robert J. Jensen, Thomas L. Hardin, John T. Donnell, who serves as Executive Vice President-Marketing, and members of their respective immediate families and trusts for the benefit of members of their immediate families have retained their interests in the Hub S Corporations, thereby entitling them to share indirectly in distributions from the Hub Partnerships. In connection with the Company's acquisition of the general partnership interests in the Hub Partnerships, Phillip C. Yeager received approximately $3,294,000, David P. Yeager (including members of his immediate family) received approximately $4,021,000, Mark A. Yeager (including members of his immediate family) received approximately $3,160,000, Robert J. Jensen (including members of his immediate family) received approximately $3,453,000, Thomas L. Hardin received approximately $1,969,000 and John T. Donnell received approximately $469,000.

     Additionally, immediately prior to the closing of the Offering, each of the Hub S Corporations paid a dividend equal to the retained earnings and substantially all of the common stock and the paid-in capital of that Hub S Corporation. Phillip C. Yeager received approximately $1,049,000 in cash and a five-year note in the principal amount of approximately $1,066,000, David P. Yeager (including members of his immediate family) received approximately $1,178,000 in cash and a five-year note in the principal amount of approximately $1,198,000, Thomas L. Hardin received approximately $490,000 in cash and a five-year note in the principal amount of approximately $498,000, Robert J. Jensen (including members of his immediate family) received approximately $958,000 in cash and a five-year note in the principal amount of approximately $974,000, Mark A. Yeager (including members of his immediate family) received approximately $885,000 in cash and a five-year note in the principal amount of approximately $900,000 and John T. Donnell received approximately $120,000 in cash and a five-year note in the principal amount of approximately $122,000. In each case, the five-year notes bear interest at 5.45%.

     On August 1, 1996, the Company purchased the remaining 70% minority interest in Hub City Tennessee, L.P. for approximately $2,513,000 in cash. In connection with this acquisition, Phillip C. Yeager received approximately $251,000, David P. Yeager (including members of his immediate family) received approximately $126,000, Thomas L. Hardin received approximately $126,000, Mark
A. Yeager (including members of his immediate family) received approximately $126,000 and Robert J. Jensen (including members of his immediate family) received approximately $126,000. The purchase price paid by the Company was based upon the option formula contained in the Amended and Restated Limited Partnership Agreement of Hub City Tennessee, L.P.

     On December 12, 1996, the Company purchased the remaining 70% minority interest in Hub City North Central, L.P. from Hub City North Central, Inc. in exchange for a note for approximately $14,970,000, bearing interest at an annual rate of 7%. This note is due and payable on January 1, 1998. Phillip C. Yeager, David P. Yeager (including members of his immediate family), Thomas L. Hardin, Mark A. Yeager (including members of his immediate family) and Robert J. Jensen (including members of his immediate family) own approximately 10.5%, 8.5%, 10.0%, 3.5% and 3.5% of Hub City North Central, Inc., respectively. The purchase price paid by the Company was based upon the option formula contained in the Amended and Restated Limited Partnership Agreement of Hub City North Central, L.P.

     Hub Distribution.   At the closing of the Offering, the Company acquired an
approximately 21% general partnership interest in Hub Distribution. In connection with this acquisition, Phillip C. Yeager received approximately $37,000, David P. Yeager (including members of his immediate family) received approximately $52,000, Thomas L. Hardin received approximately $30,000, Mark A. Yeager (including members of his immediate family) received approximately $31,000, John T. Donnell received approximately $20,000 and Robert J. Jensen (including members of his immediate family) received approximately $35,000. The purchase price paid by the Company for an approximate 21% interest in Hub Distribution was determined based upon the relative value of Hub Distribution to the aggregate value of the combined Hub Companies. The relative value of Hub Distribution was determined by Duff & Phelps.

     On March 1, 1997, the Company exercised its option to acquire an additional approximately 44% ownership interest in Hub Distribution for an aggregate price of approximately $1,500,000, raising the Company's general partnership interest in Hub Distribution to 65%. In connection with this acquisition, Phillip C. Yeager received approximately $97,000, David P. Yeager (including members of his immediate family) received approximately $151,000, Thomas L. Hardin received approximately $98,000, Mark A. Yeager (including members of his immediate family) received approximately $90,000, John T. Donnell received approximately $65,000 and Robert J. Jensen (including members of his immediate family) received approximately $103,000. The purchase price paid by the Company for this approximate 44% interest was determined based upon a fixed option price determined at the closing of the Offering.

     Through the end of November 1996, Hub Chicago leased office space from Phillip C. Yeager for $9,178 per month. The Company believes that the terms are no less favorable than could have been obtained in an arms'-length transaction with an unaffiliated third party.

     The Company believes that the acquisition of (i) Hub Chicago, (ii) a 30% general partnership interest in the Hub Partnerships, (iii) the 70% minority interest in Hub Tennessee, (iv) the 70% minority interest in Hub North Central,
(v) the 21% interest in Hub Distribution and (vi) the additional 44% interest in Hub Distribution were on terms no more favorable than could have been obtained in arms'-length transactions with unaffiliated third parties.



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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused an amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 1997               HUB GROUP, INC.

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

                                                    HUB PARTNERSHIPS
                                            COMBINED STATEMENTS OF CASH FLOWS
                                                     (in thousands)

                                                                     Years Ended December 31,                January 1,
                                                                 -------------------------------              through
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

                                                        December 31,
                                                           1995
                                                        ------------
                                                           (000's)
Line of credit loans due May 1996 and October 1996,
 interest payable monthly, ranging from 1%
 above the bank's prime lending rate to prime plus
 2%, secured by certain property and  equipment,
 chattel paper, and intangibles                         $       125
Installment notes payable through the
 year 1999, monthly installments ranging from
 $263-$10,929, including interest, ranging from
 2.9% to 12%, collateralized by certain property              1,159
Mortgage note payable due in 1998 with
 monthly installments of $2,381, including interest,
 at 8.5% collateralized by certain receivables,
 certain  property and personally guaranteed by a
 stockholder                                                    217
Note payable to Hub Group, Inc., due on
 demand, with interest payable quarterly at prime
 plus 1%                                                        100
Capital lease obligations, collateralized by certain
 equipment                                                       87
                                                        -----------
     Total long-term debt                                     1,688
     Less current maturities                                   (681)
                                                        -----------
                                                        $     1,007
                                                        -----------

          Aggregate principal payments, in thousands, due subsequent to December 31, 1995, are as follows:

1996                                                                 $       681
1997                                                                         406
1998                                                                         500
1999                                                                         101
                                                                     -----------
                                                                     $     1,688
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

                                      F-11


                                                                                                 SCHEDULE II
                                               HUB GROUP, INC.
                                      VALUATION AND QUALIFYING ACCOUNTS

                                                      Balance at    Charged to
                                                      Beginning      Costs &                     Balance at
                                                       of Year       Expenses      Deduction     End of Year
                                                     -----------    ----------    -----------    -----------
Year Ended December 31:
  Allowance for uncollectible accounts receivable
    1996                                             $  125,000     $  768,000    $ (488,000)    $  405,000
    1995                                                110,000         15,000           -          125,000
    1994                                                    -          110,000           -          110,000

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
