Form 10-Q
period 1997-06-30
HUB GROUP INC
filed 1997-08-13
CIK 940942

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997 or

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
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

     On August 11, 1997, the registrant had 5,264,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                HUB GROUP, INC.


                                     INDEX


                                                                                            Page

PART I.  Financial Information:

Hub Group, Inc. - Registrant

Unaudited Condensed Consolidated Balance Sheets - June 30, 1997 and
     December 31, 1996                                                                       3

Unaudited Condensed Consolidated Statements of Operations - Three Months and
     Six Months Ended June 30, 1997 and 1996                                                 4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Six
     Months Ended June 30, 1997                                                              5

Unaudited Condensed Consolidated Statements of Cash Flows - Six
     Months Ended June 30, 1997 and 1996                                                     6

Notes to Unaudited Condensed Consolidated Financial Statements                               7

Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                                  10

Hub Partnerships - Predecessor

Unaudited Condensed Combined Statement of Operations for the Period
     January 1, 1996 through March 17, 1996                                                 14

Unaudited Condensed Combined Statement of Stockholders' Equity for the Period
     January 1, 1996 through March 17, 1996                                                 15

Unaudited Condensed Combined Statement of Cash Flows for the Period
     January 1, 1996 through March 17, 1996                                                 16

Notes to Unaudited Condensed Combined Financial Statements                                  17

PART II.  Other Information                                                                 18

                                HUB GROUP, INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                      June 30,     December 31,
                                                                   ----------------------------
                                                                       1997           1996
                                                                   -----------      -----------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                        $  26,338         $  13,893
  Accounts receivable, net                                           114,967           114,125
  Prepaid expenses and other current assets                            3,407             3,532
                                                                   -----------      -----------
   TOTAL CURRENT ASSETS                                              144,712           131,550

 PROPERTY AND EQUIPMENT, net                                          16,594            14,058
 GOODWILL, net                                                        43,288            42,255
 DEFERRED TAXES                                                       11,014            11,357
 OTHER ASSETS                                                          2,665             2,005
                                                                   -----------      -----------
   TOTAL ASSETS                                                    $ 218,273           201,225
                                                                   ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Accounts payable
   Trade                                                           $ 107,235         $  94,884
   Other                                                               6,832             8,144
  Accrued expenses
   Payroll                                                             5,923             4,988
   Other                                                               5,739             3,186
  Deferred taxes                                                       1,572             1,307
  Current portion of long-term debt                                   18,391             3,164
                                                                   -----------      -----------
    TOTAL CURRENT LIABILITIES                                        145,692           115,673

 LONG-TERM DEBT, EXCLUDING CURRENT PORTION                            10,947            28,714
 CONTINGENCIES AND COMMITMENTS
 MINORITY INTEREST                                                    11,302            10,714
 STOCKHOLDERS' EQUITY:
  Preferred stock                                                        -                 -
  Common stock                                                            59                59
  Additional paid-in capital                                          55,096            55,083
  Purchase price in excess of predecessor basis                      (25,764)          (25,764)
  Tax benefit of purchase price in excess of predecessor basis        10,306            10,306
  Retained earnings                                                   10,635             6,440
                                                                   -----------      -----------
   TOTAL STOCKHOLDERS' EQUITY                                         50,332            46,124
                                                                   -----------      -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 218,273         $ 201,225
                                                                   ===========      ===========

      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                           Three Months                       Six Months
                                                          Ended June 30,                    Ended June 30,
                                                    -------------------------        -----------------------------
                                                       1997           1996              1997               1996
                                                    ----------     ----------        ----------          ---------
REVENUE:
  Trade                                             $  268,200     $ 209,236         $ 519,320           $ 254,574
  Affiliates                                                 -             -                 -               3,459
                                                    ----------     ---------         ---------           ---------
     Total revenue                                     268,200       209,236           519,320             258,033

TRANSPORTATION COSTS                                   235,740       184,112           456,646             227,524
                                                    ----------     ---------         ---------           ---------
     Net revenue                                        32,460        25,124            62,674              30,509

COSTS AND EXPENSES:
  Salaries and benefits                                 16,044        12,514            31,297              15,101
  Selling, general and administrative                    6,996         4,947            13,080               5,945
  Depreciation and amortization                          1,028           820             1,989                 865
                                                    ----------     ---------         ---------           ---------
     Total costs and expenses                           24,068        18,281            46,366              21,911

       Operating income                                  8,392         6,843            16,308               8,598
                                                    ----------     ---------         ---------           ---------

OTHER INCOME (EXPENSE):
  Interest expense                                        (523)         (302)           (1,142)               (339)
  Interest income                                          298           274               561                 305
  Other, net                                                26           (46)               56                 (38)
                                                    ----------     ---------         ---------           ---------
     Total other income (expense)                         (199)          (74)             (525)                (72)

INCOME BEFORE MINORITY INTEREST AND
  PROVISION FOR INCOME TAXES                             8,193         6,769            15,783               8,526
                                                    ----------     ---------         ---------           ---------

MINORITY INTEREST                                        4,498         3,999             8,792               4,686
                                                    ----------     ---------         ---------           ---------

INCOME BEFORE PROVISION FOR INCOME TAXES                 3,695         2,770             6,991               3,840

PROVISION FOR INCOME TAXES                               1,478         1,108             2,796               1,295
                                                    ----------     ---------         ---------           ---------

NET INCOME                                          $    2,217     $   1,662         $   4,195           $   2,545
                                                    ==========     =========         =========           =========

PRO FORMA PROVISION FOR ADDITIONAL INCOME TAXES              -             -                 -                 241
                                                   -----------     ---------         ---------           ---------

PRO FORMA NET INCOME                                $    2,217     $   1,662         $   4,195           $   2,304
                                                    ==========     =========         =========           =========

PRO FORMA EARNINGS PER SHARE                        $     0.37     $    0.28         $   $0.70           $    0.56
                                                    ==========     =========         =========           =========

PRO FORMA WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES AND SHARE EQUIVALENTS OUTSTANDING                6,032         5,997             6,030               4,115
                                                    ==========     =========         =========           =========

See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the six months ended June 30, 1997
                         (in thousands, except shares)

                                                                                             Tax Benefit
                                                                              Purchase       of Purchase
                                                                              Price in          Price
                                       Common Stock         Additional        Excess of     In Excess of                   Total
                                       ------------           Paid-in        Predecessor     Predecessor    Retained   Stockholders'
                                    Shares      Amount        Capital           Basis           Basis       Earnings      Equity
                                  ----------   ---------    -----------      -----------    ------------    --------   -------------
Balance at December 31, 1996       5,923,546    $     59     $  55,083        $  (25,764)    $    10,306     $ 6,440    $    46,124
  Net income                               -           -             -                 -               -       4,195          4,195
  Sale of common stock in
   initial public offering, net            -           -           (45)                -               -           -            (45)
  Exercise of non-qualified
   stock options                       3,000           -            58                 -               -           -             58
                                  ----------    --------     ---------        ----------     -----------     -------    -----------
Balance at June 30, 1997           5,926,546    $     59     $  55,096        $  (25,764)    $    10,306     $10,635    $    50,332
                                  ==========    ========     =========        ==========     ===========     =======    ===========


      See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                  Six Months Ended June 30,
                                                                                           -------------------------------------
                                                                                                1997                    1996
                                                                                           -------------           -------------
Cash flows from operating activities:
 Net income                                                                                $       4,195           $       2,545
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                   2,517                     865
   Deferred taxes                                                                                    608                     180
   Minority interest                                                                               8,792                   4,686
   Loss/(Gain) on sale of assets                                                                      (9)                     (1)
   Changes in working capital, net of effects of purchase transactions:
    Accounts receivable, net                                                                        (842)                (10,957)
    Prepaid expenses and other current assets                                                        125                     160
    Accounts payable                                                                              11,039                   6,784
    Accrued expenses                                                                               3,488                   2,227
    Other assets                                                                                    (660)                      9
                                                                                           -------------           -------------
     Net cash provided by operations                                                              29,253                   6,498
                                                                                           -------------           -------------
Cash flows from investing activities:
 Cash used in acquisitions, net                                                                      -                   (37,544)
 Purchase of minority interest                                                                    (1,575)                    -
 Purchases of property and equipment, net                                                         (4,502)                 (1,283)
                                                                                           -------------           -------------
     Net cash used in investing activities                                                        (6,077)                (38,827)
                                                                                           -------------           -------------
Cash flows from financing activities:
 Proceeds from sale of common stock in initial public offering, net                                  (45)                 52,981
 Proceeds from sale of common stock                                                                   58                     -
 Distributions to stockholders                                                                       -                    (1,767)
 Distributions to minority interest                                                               (8,204)                   (400)
 Payments on long-term debt                                                                       (5,981)                   (662)
 Proceeds from issuance of long-term debt                                                          3,441                     752
                                                                                           -------------           -------------
     Net cash provided by (used in) financing activities                                         (10,731)                 50,904
                                                                                           -------------           -------------
Net increase in cash                                                                              12,445                  18,575
Cash, beginning of period                                                                         13,893                       2
                                                                                           -------------           -------------
Cash, end of period                                                                        $      26,338           $      18,577
                                                                                           =============           =============
Supplemental disclosures of cash flow information
 Cash paid for:
  Interest                                                                                 $         157           $          39
  Income taxes                                                                                       464                     278
 Non-cash investing and financing activities:
  Notes payable issued as distributions to stockholders                                    $         -             $         663

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

     The following summarizes the effects of businesses acquired and accounted for as purchases in 1996 as if they had been acquired as of January 1, 1996:

                                           Six Months
                                          Ended June 30,
                                               1996
                                          -------------
                                             (000's)
Revenue as reported                        $    258,033
Revenue of purchased business for
 period prior to acquisitions,
  net of eliminations                           184,660
                                           ------------
Pro forma revenue                          $    442,693
                                           ------------

Net income as reported                     $      2,304
Net income of purchased businesses for               82
 period prior to acquisitions
Adjustment for goodwill amortization               (158)
                                           ------------
Pro forma net income                       $      2,228
                                           ------------

Earnings per share as reported             $       0.56
Effect of purchased businesses prior to
 acquisitions                                     (0.17)
                                           ------------
Pro forma earnings per share               $       0.39
                                           ------------

Business acquisitions which involved the use of cash were accounted for as follows:

                                           Six Months
                                          Ended June 30,
                                               1996
                                          --------------
                                             (000's)
Accounts receivable                        $     75,576
Prepaid expenses and other current assets         1,585
Property and equipment                            9,309
Goodwill                                         25,515
Deferred tax benefit, net                        10,306
Other assets                                        701
Accounts payable                                (74,693)
Accrued expenses                                 (5,190)
Long-term debt                                  (20,921)
Minority interest                                  (102)
Purchase price in excess of predecessor basis    25,764
Tax benefit of purchase price in excess of
 predecessor basis                              (10,306)
                                          --------------
Cash used in acquisitions, net             $     37,544
                                          --------------


NOTE 3.  Purchase Of Minority Interest

     On March 1, 1997, the Company purchased an approximate 44% minority interest in Hub Group Distribution Services for approximately $1,500,000 in cash.

NOTE 4.  Property And Equipment

Property and equipment consist of the following:

                                                                     June 30,    December 31,
                                                                       1997          1996
                                                                    --------     ------------
                                                                            (000's)
Land                                                                 $    92         $    92
Building and improvements                                                859             841
Leasehold improvements                                                   942             629
Computer equipment and software                                        9,457           7,258
Furniture and equipment                                                3,895           3,419
Transportation equipment and automobiles                               5,762           4,541
                                                                    --------        ---------
                                                                      21,007          16,780
Less:  Accumulated depreciation and amortization                      (4,413)         (2,722)
                                                                    --------        --------
 PROPERTY AND EQUIPMENT, net                                         $16,594         $14,058
                                                                    ========        ========


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

                                HUB GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997, Compared to Three Months Ended June 30, 1996

Revenue

     Revenue totaled $268.2 million for the three months ended June 30, 1997, representing an increase of 28.2% over the comparable period in 1996. Logistics revenue increased 56.9% to $21.5 million for the three months ended June 30, 1997, from $13.7 in the comparable period in 1996. Hub Group, Inc. and its subsidiaries (the "Company") defines its logistics revenue as the revenue generated by Hub Group Logistics, a division of Hub Group, Inc., and Hub Group Distribution Services, a 65% owned subsidiary of Hub Group, Inc. Together, these two entities offer third-party and specialized logistic services. Brokerage revenue, not including any brokerage activity conducted as part of logistics, increased 51.7% to $32.0 million for the three months ended June 30, 1997, from $21.1 million in the comparable period in 1996. Intermodal revenue, not including any intermodal activity conducted as part of logistics, increased 23.0% to $214.7 million for the three months ended June 30, 1997, from $174.5 million in the comparable period in 1996. Excluding the intermodal revenue relating to American President Lines Domestic Distribution Services (APLDDS), intermodal revenue increased 17.6% in the three months ended June 30, 1997, over the comparable period in 1996.

Net Revenue

     Net revenue as a percentage of revenue increased slightly to 12.1% for the three months ended June 30, 1997, compared to 12.0% in the same period in 1996.

Salaries and Benefits

     Salaries and benefits increased to $16.0 million in the three months ended June 30, 1997, from $12.5 million in the same period in 1996. Salaries and benefits as a percentage of revenue remained constant at 6.0% of revenue when comparing the three months ended June 30, 1997, to the comparable period in 1996.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $7.0 million in the three months ended June 30, 1997, from $5.0 million in the same period in 1996. Selling, general and administrative expenses as a percentage of revenue increased to 2.6% in the three months ended June 30, 1997, from 2.4% in the same period in 1996. The increase in the percentage is principally attributed to increased spending for technology, to enhance existing programs, conduct studies for new uses of technology and launch a new web site.

Depreciation and Amortization

          Depreciation and amortization expense increased to $1.0 million in the three months ended June 30 1997, from $0.8 million in the comparable period in 1996. Depreciation and amortization as a percentage of revenue remained constant at 0.4% in the three months ended June 30, 1997, compared to the same period in 1996.

Other Income (Expense)

     Other expense increased to $0.2 million for the three months ended June 30, 1997, from $0.1 million in the comparable period in 1996. The increase is primarily attributed to an increase in interest expense due to the purchase of the remaining 70% interest in Hub City North Central, L.P. in exchange for a note for approximately $15.0 million in December 1996.

Minority Interest

     Minority interest increased to $4.5 million in the three months ended June 30, 1997, from $4.0 million in the comparable period in 1996. Minority interest as a percentage of income before minority interest decreased to 54.9% in the three months ended June 30, 1997, from 59.1% in the same period in 1996. Acquisitions of the remaining 70% minority interest in Hub City Tennessee, L.P. and Hub City North Central, L.P. in August and December, 1996, respectively, and the purchase of an additional 44% interest in Hub Group Distribution Services in March, 1997, had the effect of lowering minority interest as a percentage of income before minority interest when comparing the three months ended June 30, 1996, to the three months ended June 30, 1997.

Income Taxes

     Income taxes were $1.5 million in the three months ended June 30, 1997 and $1.1 million in the same period in 1996. The Company is providing for income taxes at an effective rate of 40% for all income subsequent to March 17, 1996.

Net Income

     Net income increased to $2.2 million in the three months ended June 30, 1997, from $1.7 million in the same period in 1996.

Earnings Per Share

      Earnings per share increased to $0.37 in the three months ended June 30, 1997, from $0.28 in the same period in 1996.

Six Months Ended June 30, 1997, Compared to Six Months Ended June 30, 1996

Revenue

     Revenue totaled $519.3 million for the six months ended June 30, 1997, representing an increase of 101.3% over the comparable period in 1996. Revenue increased 17.3% for the six months ended June 30, 1997, over pro forma revenue for the comparable period in 1996. The 1996 pro forma revenue was impacted significantly by the addition of the revenue reported by American President Lines Domestic Distribution Services (APLDDS), a division of APL Land Transport Services, Inc. The business acquired from APLDDS on May 2, 1996, had been experiencing significant decline during 1995 and the first quarter of 1996. This decline had a negative influence on the pro forma revenue growth rate. Despite the declining trend, management believes the Company has successfully transitioned and retained greater than 90% of the APLDDS business that existed on May 2, 1996.

     Excluding the revenue relating to APLDDS prior to the acquisition on May 2, 1996, Hub City Terminals, Inc. ("Hub Chicago") and the Company's 27 operating partnerships (collectively referred to as "Hub Partnerships"), on a combined basis assuming Hub Chicago had acquired Hub Partnerships on January 1, 1996, experienced a revenue increase of 30.8% in the six months ended June 30, 1997, over the comparable period in 1996. This percentage increase is the result of strong growth in truckload brokerage, logistics and intermodal service offerings.

Net Revenue

     Net revenue as a percentage of revenue increased to 12.1% for the six months ended June 30, 1997, compared to 11.8% in the same period in 1996. This increase is primarily a reflection of the higher net revenue as a percentage of revenue that is experienced by Hub Partnerships as compared to Hub Chicago due to Hub Chicago's larger proportion of high volume/low margin accounts.

Salaries and Benefits

     Salaries and benefits increased to $31.3 million in the six months ended June 30, 1997, from $15.1 million in the same period in 1996. Salaries and benefits as a percentage of revenue increased to 6.0% in the six months ended June 30, 1997, from 5.9% in the same period in 1996. Some administrative services for Hub Chicago were performed by Hub Partnerships for a fee. This fee was reflected in selling, general and administrative expenses prior to March 18, 1996. After the acquisition of Hub Partnerships by Hub Chicago, this fee is eliminated in consolidation and the costs of the aforementioned administrative services are reported as salaries and benefits. This causes salaries and benefits as a percentage of revenue to increase over the prior year.

Selling, General and Administrative

     Selling, general and administrative expenses increased to $13.1 million in the six months ended June 30, 1997, from $5.9 million in the same period in 1996. Selling, general and administrative expenses as a percentage of revenue increased to 2.5% in the six months ended June 30, 1997, from 2.3% in the same period in 1996. Despite the elimination in consolidation of the fees between Hub Chicago and Hub Partnerships in 1997, Hub Chicago provided greater leverage on its selling, general and administrative expenses than did the Company as a whole. The increase in the percentage is also attributed to increased spending for technology in 1997, to enhance existing programs, conduct studies for new uses of technology and launch a new web site.

Depreciation and Amortization

     Depreciation and amortization expense increased to $2.0 million in the six months ended June 30, 1997, from $0.9 million in the same period in 1996. Depreciation and amortization as a percentage of revenue increased to 0.4% in the six months ended June 30, 1997, from 0.3% in the same period in 1996. The percentage increase is attributable to the amortization of goodwill that was recorded in connection with the purchase of Hub Partnerships and APLDDS, as well as the purchase of additional minority interest in Hub City Tennessee, L.P., Hub City North Central, L.P., and Hub Group Distribution Services..

Other Income (Expense)

     Other expense increased to $0.5 million in the six months ended June 30, 1997, from $0.1 million in the same period in 1996. This increase is attributed to an increase in interest expense relating to the issuance of an approximately $15.0 million note payable, bearing interest at an annual rate of 7%, issued in connection with the purchase of the remaining 70% minority interest in Hub City North Central, L.P. in December 1996.

Minority Interest

     Minority interest increased to $8.8 million in the six months ended June 30, 1997, from $ $4.7 million in the same period in 1996. Minority interest as a percentage of income before minority interest increased to 55.7% in the six months ended June 30, 1997, from 55.0% in the same period in 1996. The lower percentage in 1996 was primarily the result of only having the revenue and expense of Hub Chicago, which is wholly owned by Hub Group, Inc., in the period prior to March 18, 1996.

Income Taxes

     Income taxes increased to $2.8 million in the six months ended June 30, 1997, from $1.3 million in the same period in 1996. Other than an insignificant provision for Illinois replacement tax, the Company had no provision for income taxes prior to March 18, 1996, as the Company was a federally non-taxable subchapter S corporation. The Company is providing for income taxes at an effective rate of 40% for all income subsequent to March 17, 1996.

Pro Forma Provision For Additional Income Taxes

     Additional pro forma income taxes were zero in the six months ended June 30, 1997, and $0.2 million in the same period in 1996. Additional pro forma provision for income taxes are shown to provide an assumed effective federal and state income tax rate of 40% of income before taxes for periods prior to March 18, 1996.


Pro Forma Net Income

     Pro forma net income (pro forma only to provide for income taxes) increased to $4.2 million in the six months ended June 30, 1997, from $2.3 million in the same period in 1996.

Pro Forma Earnings Per Share

     Pro forma earnings per share (pro forma only to provide for income taxes) increased to $0.70 in the six months ended June 30, 1997, from $0.56 in the same period in 1996.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a bank line of credit for $5.0 million. The interest rate is set at the bank's discretion at a rate less than or equal to the bank's prime rate. At June 30, 1997, the rate was 7.75%. As of June 30, 1997, the unused and available portion of this credit line was $5.0 million. Although there are no assurances, management believes it can obtain an additional line of credit, if necessary.

                               HUB PARTNERSHIPS
             UNAUDITED CONDENSED COMBINED STATEMENT OF OPERATIONS
                                (in thousands)

                                                                         January 1,
                                                                          through
                                                                       March 17, 1996
                                                                       --------------
REVENUE:
  Trade                                                                $   142,413
  Affiliate                                                                  3,992
                                                                       -------------
    Total revenue                                                          146,405

PURCHASED TRANSPORTATION                                                   128,405
                                                                       -------------
  Net revenue                                                               18,000

COSTS AND EXPENSES:
  Salaries and benefits                                                      9,807
  Selling, general and administrative                                        3,393
  Depreciation and amortization                                                553
                                                                       -------------
    Total costs and expenses                                                13,753

    Operating income                                                         4,247
                                                                       -------------

OTHER INCOME (EXPENSE):
  Interest expense                                                             (56)
  Interest income                                                              120
  Other, net                                                                    95
                                                                      --------------
    Total other income                                                         159

INCOME BEFORE INCOME TAXES                                                   4,406

INCOME TAXES                                                                   126
                                                                       -------------

NET INCOME                                                             $     4,280
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


                                   Common Stock      Additional                       Total
                              ----------------------  Paid-in  Treasury Retained   Stockholders'
                               Shares       Amount    Capital   Stock   Earnings      Equity
                              ----------  ----------  -------  -------- --------   ------------

Balance at December 31, 1995     105,800  $  1,943    $   629  $  (32)  $  9,197   $     11,737
 Net income                         -          -           -       -       4,280          4,280
 Distributions to stockholders      -       (1,730)      (629)     32    (13,477)       (15,804)
                              ----------  --------    -------  ------   --------   ------------
Balance at March 17, 1996        105,800  $    213    $    -   $   -    $    -     $        213
                              ==========  ========    =======  ======   ========   ============


        See notes to unaudited condensed combined financial statements.

                               HUB PARTNERSHIPS
             UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                (in thousands)

                                                                                        January 1,
                                                                                         through
                                                                                      March 17, 1996
                                                                                      --------------
Cash flows from operating activities:
 Net income                                                                           $       4,280
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                                                553
   Loss (gain) on sale of assets                                                                  3
   Changes in working capital:
    Accounts receivable, net                                                                    604
    Prepaid expenses and other current assets                                                   889
    Accounts payable                                                                          4,783
    Accrued expenses                                                                           (140)
    Other assets                                                                               (407)
                                                                                      -------------
     Net cash provided by operations                                                         10,565
                                                                                      -------------

Cash flows from investing activities:
 Purchases of property and equipment, net                                                      (775)
                                                                                      -------------

Cash flows from financing activities:
 Distributions to stockholders                                                              (13,014)
 Payments on long-term debt                                                                    (361)
 Proceeds from issuance of long-term debt                                                       418
                                                                                      -------------
     Net cash used in financing activities                                                  (12,957)
                                                                                      -------------

Net decrease in cash                                                                         (3,167)
Cash, beginning of period                                                                    10,949
                                                                                      -------------
Cash, end of period                                                                   $       7,782
                                                                                      =============

Supplemental disclosures of cash flow information:
 Cash paid for:
  Interest                                                                                       56
  Income taxes                                                                                  130
 Non-cash financing activity:
  Notes payable issued as distributions to stockholders                               $      13,176

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

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The 1997 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 14, 1997. At this meeting, the following six directors were reelected with the following votes: Phillip C. Yeager: 17,870,967 votes for and 6,800 votes withheld; David P. Yeager: 17,870,967 votes for and 6,800 votes withheld; Thomas
L. Hardin: 17,810,967 votes for and 66,800 votes withheld; Gary D. Eppen:
17,870,967 votes for and 6,800 votes withheld; Charles R. Reaves: 17,870,967 votes for and 6,800 votes withheld; Martin P. Slark: 17,870,967 votes for and 6,800 votes withheld.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HUB GROUP, INC.


DATE:  August 11, 1997          /s/ William L. Crowder
                                ----------------------
                                William L. Crowder
                                Vice President-Finance and
                                Chief Financial Officer
                                (Principal Financial Officer)