Form 10-Q
period 1997-09-30
HUB GROUP INC
filed 1997-11-13
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On November 13, 1997, the registrant had 6,990,950 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                           Page
PART I.  Financial Information:

Hub Group, Inc. - Registrant

Unaudited Condensed Consolidated Balance Sheets - September 30, 1997
         and December 31, 1996                                              3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         and Nine Months Ended September 30, 1997 and 1996                  4

Unaudited Condensed Consolidated Statement of Stockholders' Equity -
         Nine Months Ended September 30, 1997                               5

Unaudited Condensed Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 1997 and 1996                           6

Notes to Unaudited Condensed Consolidated Financial Statements              7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10

Hub Partnerships - Predecessor

Unaudited Condensed Combined Statement of Operations for the Period
         January 1, 1996 through March 17, 1996                             15

Unaudited Condensed Combined Statement of Stockholders' Equity for the
         Period January 1, 1996 through March 17, 1996                      16

Unaudited Condensed Combined Statement of Cash Flows for the Period
         January 1, 1996 through March 17, 1996                             17

Notes to Unaudited Condensed Combined Financial Statements                  18

PART II.  Other Information                                                 19

                                HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 September 30,     December 31,
                                                                                ---------------- -----------------
                                                                                     1997              1996
                                                                                ---------------- -----------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                  $     78,526      $     13,893
      Accounts receivable, net                                                        123,392           114,125
      Prepaid expenses and other current assets                                         4,685             3,532
                                                                                ---------------- -----------------
        TOTAL CURRENT ASSETS                                                          206,603           131,550

    PROPERTY AND EQUIPMENT, net                                                        19,319            14,058
    GOODWILL, net                                                                     102,336            42,255
    DEFERRED TAXES                                                                     10,842            11,357
    OTHER ASSETS                                                                          664             2,005
                                                                                ---------------- -----------------
        TOTAL ASSETS                                                             $    339,764      $    201,225
                                                                                ================ =================


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
        Trade                                                                    $    110,639      $     94,884
        Other                                                                           7,463             8,144
      Accrued expenses
        Payroll                                                                         6,157             4,988
        Other                                                                           7,193             3,186
      Deferred taxes                                                                    1,708             1,307
      Purchase price payable                                                           59,379               -
      Minority interest                                                                 3,356               -
      Current portion of long-term debt                                                15,050             3,164
                                                                                ---------------- -----------------
           TOTAL CURRENT LIABILITIES                                                  210,945           115,673

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                          10,541            28,714
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                                  10,589            10,714
    STOCKHOLDERS' EQUITY:
      Preferred stock                                                                     -                 -
      Common stock                                                                         77                59
      Additional paid-in capital                                                      109,878            55,083
      Purchase price in excess of predecessor basis                                   (25,764)          (25,764)
      Tax benefit of purchase price in excess of predecessor basis                     10,306            10,306
      Retained earnings                                                                13,192             6,440
                                                                                ---------------- -----------------
        TOTAL STOCKHOLDERS' EQUITY                                                    107,689            46,124
                                                                                ---------------- -----------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    339,764      $    201,225
                                                                                ================ =================

             See notes to unaudited condensed consolidated financial statements.

                                HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                           Three Months                Nine Months
                                                       Ended September 30,         Ended September 30,
                                                    --------------------------- --------------------------
                                                        1997          1996         1997          1996
                                                    ------------- ------------- ------------ -------------
REVENUE:
    Trade                                            $   273,521  $   238,584    $  792,841   $  493,158
    Affiliates                                                -            -            -          3,459
                                                    ------------- ------------- ------------ -------------
       Total revenue                                     273,521      238,584       792,841      496,617

TRANSPORTATION COSTS                                     239,754      209,877       696,400      437,401
                                                    ------------- ------------- ------------ -------------
       Net revenue                                        33,767       28,707        96,441       59,216

COSTS AND EXPENSES:
    Salaries and benefits                                 16,153       13,888        47,450       28,989
    Selling, general and administrative                    6,776        5,073        19,856       11,018
    Depreciation and amortization                          1,132          795         3,121        1,660
                                                    ------------- ------------- ------------ -------------
       Total costs and expenses                           24,061       19,756        70,427       41,667

          Operating income                                 9,706        8,951        26,014       17,549
                                                    ------------- ------------- ------------ -------------

OTHER INCOME (EXPENSE):
    Interest expense                                        (511)        (292)       (1,653)        (631)
    Interest income                                          458          256         1,019          561
    Other, net                                                99            8           155          (30)
                                                    ------------- ------------- ------------ -------------
       Total other income (expense)                           46          (28)         (479)        (100)

INCOME BEFORE MINORITY INTEREST AND
    PROVISION FOR INCOME TAXES                             9,752        8,923        25,535       17,449
                                                    ------------- ------------- ------------ -------------

MINORITY INTEREST                                          5,490        5,415        14,282       10,101
                                                    ------------- ------------- ------------ -------------

INCOME BEFORE PROVISION FOR INCOME TAXES                   4,262        3,508        11,253        7,348

PROVISION FOR INCOME TAXES                                 1,705        1,403         4,501        2,698
                                                    ------------- ------------- ------------ -------------

NET INCOME                                           $     2,557   $    2,105    $    6,752   $    4,650
                                                    ============= ============= ============ =============

PRO FORMA PROVISION FOR ADDITIONAL INCOME TAXES              -            -            -             241
                                                    ------------- ------------- ------------ -------------

PRO FORMA NET INCOME                                 $     2,557   $    2,105    $    6,752   $    4,409
                                                    ============= ============= ============ =============

PRO FORMA EARNINGS PER SHARE                         $      0.41   $     0.35    $     1.10   $     0.93
                                                    ============= ============= ============ =============

PRO FORMA WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES AND SHARE EQUIVALENTS OUTSTANDING               6,301        5,989         6,120        4,740
                                                    ============= ============= ============ =============

             See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 1997
                          (in thousands, except shares)

                                                                                      Tax Benefit
                                                                         Purchase     of Purchase
                                                                         Price in        Price
                                       Common Stock      Additional     Excess of    in Excess of                   Total
                                  ----------------------   Paid-in     Predecessor    Predecessor    Retained   Stockholders'
                                     Shares     Amount     Capital        Basis          Basis       Earnings      Equity
                                  ---------- ----------- ------------ ------------- --------------- ---------- ---------------

Balance at December 31, 1996       5,923,546   $   59    $   55,083    $  (25,764)   $     10,306    $   6,440   $     46,124
   Net income                            -        -             -              -               -         6,752          6,752
   Sale of common stock in
     initial public offering, net        -        -             (45)           -               -           -              (45)
   Sale of common stock in
     secondary offering, net       1,725,000       18        54,745            -               -           -           54,763
   Exercise of non-qualified
    stock options                      4,700      -              95            -               -           -               95
                                  ========== =========== ============ ============= =============== =========== ==============
Balance at September 30, 1997      7,653,246   $   77    $  109,878    $  (25,764)   $     10,306    $  13,192   $    107,689
                                  ========== =========== ============ ============= =============== =========== ==============




             See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Nine Months Ended September 30,
                                                                                -------------------------------------
                                                                                      1997                1996
                                                                                ------------------  -----------------
Cash flows from operating activities:
    Net income                                                                    $        6,752      $       4,650
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      3,927              1,774
        Deferred taxes                                                                       916                604
        Minority interest                                                                 14,282             10,101
        Loss/(Gain) on sale of assets                                                         20                (58)
        Changes in working capital, net of effects of purchase transactions:
          Accounts receivable, net                                                        (9,267)           (24,847)
          Prepaid expenses and other current assets                                       (1,153)              (503)
          Accounts payable                                                                15,074             20,666
          Accrued expenses                                                                 5,176              4,263
          Other assets                                                                     1,341                264
                                                                                ------------------  -----------------
           Net cash provided by operations                                                37,068             16,914
                                                                                ------------------  -----------------
Cash flows from investing activities:
    Cash used in acquisitions, net                                                           -              (37,544)
    Purchase of minority interest                                                         (1,575)            (2,554)
    Purchases of property and equipment, net                                              (8,335)            (4,340)
                                                                                ------------------  -----------------
           Net cash used in investing activities                                          (9,910)           (44,438)
                                                                                ------------------  -----------------
Cash flows from financing activities:
    Proceeds from sale of common stock in initial public offering, net                       (45)            52,945
    Proceeds from sale of common stock in secondary offering, net                         54,763                -
    Proceeds from sale of common stock                                                        95                -
    Purchase of common stock                                                                 -                   (2)
    Distributions to stockholders                                                            -               (1,767)
    Distributions to minority interest                                                   (14,407)            (2,762)
    Payments on long-term debt                                                            (6,392)            (4,619)
    Proceeds from issuance of long-term debt                                               3,461              1,624
                                                                                ------------------  -----------------
           Net cash provided by (used in) financing activities                            37,475             45,419
                                                                                ------------------  -----------------
Net increase in cash                                                                      64,633             17,895
Cash, beginning of period                                                                 13,893                  2
                                                                                ------------------  -----------------
Cash, end of period                                                               $       78,526      $      17,897
                                                                                ==================  =================
Supplemental disclosures of cash flow information
    Cash paid for:
       Interest                                                                   $          230      $          70
       Income taxes                                                                          240                957
    Non-cash investing and financing activities:
       Notes payable issued as distributions to stockholders                      $          -        $         663
       Liability assumed to purchase minority interest                                    59,379                -

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

         The following summarizes the effects of businesses acquired and accounted for as purchases in 1996 as if they had been acquired as of January 1, 1996:

                                                                                    Nine Months
                                                                                Ended September 30,
                                                                                        1996
                                                                                -------------------
                                                                                      (000's)
Revenue as reported                                                               $      496,617
Revenue of purchased business for period prior to acquisitions,
  net of eliminations                                                                    184,660
                                                                                -------------------
Pro forma revenue                                                                 $      681,277
                                                                                -------------------

Net income as reported                                                            $        4,650
Net income of purchased businesses for period prior to acquisitions                         (261)
Adjustment for goodwill amortization                                                         (95)
                                                                                -------------------
Pro forma net income                                                              $        4,294
                                                                                -------------------

Earnings per share as reported                                                    $         0.93
Effect of purchased businesses prior to acquisitions                                       (0.19)
                                                                                -------------------
Pro forma earnings per share                                                      $         0.74
                                                                                -------------------

Business acquisitions which involved the use of cash were accounted for as follows:

                                                                                    Nine Months
                                                                                Ended September 30,
                                                                                        1996
                                                                                -------------------
                                                                                         (000's)
Accounts receivable                                                               $       75,576
Prepaid expenses and other current assets                                                  1,585
Property and equipment                                                                     9,309
Goodwill                                                                                  25,515
Deferred tax benefit, net                                                                 10,306
Other assets                                                                                 701
Accounts payable                                                                         (74,693)
Accrued expenses                                                                          (5,190)
Long-term debt                                                                           (20,921)
Minority interest                                                                           (102)
Purchase price in excess of predecessor basis                                             25,764
Tax benefit of purchase price in excess of predecessor basis                             (10,306)
                                                                                -------------------
Cash used in acquisitions, net                                                    $       37,544
                                                                                -------------------

NOTE 3.  Purchase Of Minority Interest

         On March 1, 1997, the Company purchased an approximate 44% minority interest in Hub Group Distribution Services for approximately $1,500,000 in cash.

         On September 17, 1997, the Company exercised its option to purchase the remaining 70% minority interests in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. by giving notice to the selling entities. The terms of the option require that the purchase price plus any previously undistributed retained earnings prior to the notice date be paid 30 days after the notice date. The total purchase price for the minority interests was $59.4 million which was recorded as goodwill and purchase price payable. The previously earned but undistributed retained earnings are reflected in current liabilities as they were required to be distributed on October 17, 1997.

NOTE 4.  Property And Equipment

Property and equipment consist of the following:

                                                                September 30,      December 31,
                                                                    1997               1996
                                                               ---------------- -------------------
                                                                             (000's)
Land                                                             $        92      $           92
Building and improvements                                                457                 841
Leasehold improvements                                                   880                 629
Computer equipment and software                                       13,211               7,258
Furniture and equipment                                                4,155               3,419
Transportation equipment and automobiles                               5,818               4,541
                                                               ---------------- -------------------
                                                                      24,613              16,780
Less:  Accumulated depreciation and amortization                      (5,311)             (2,722)
                                                               ---------------- -------------------
    PROPERTY AND EQUIPMENT, net                                  $    19,302      $       14,058
                                                               ================ ===================

NOTE 5.  Equity Offering

         In September 1997, the Company completed a secondary offering of 1,725,000 shares of its Class A Common Stock. The net proceeds of the offering were $54.8 million.

NOTE 6.  Credit Facility

         On September 17, 1997, the Company closed on a new unsecured $36.0 million five-year revolving line of credit with Harris Trust and Savings Bank. The amount available under the line will decrease by $5.4 million at the beginning of year three and by $7.2 million at the beginning of each of years four and five. The Company can borrow at the prime rate on a day-to-day basis or may borrow for 30, 90 or 180 day periods at LIBOR (London Interbank Offered
Rate) plus 0.80% to 1.25% based on the Company's funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio. The credit facility also contains certain covenants customary for credit facilities of similar size and type.

NOTE 7.  Statement of Financial Accounting Standards (SFAS) No. 128

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

NOTE 8.  Subsequent Events

         On October 31, 1997, the Company acquired the remaining 50% interest in its international logistics joint venture, HLX Company, LLC, for a purchase price of $300,000.

         On October 31, 1997, the Company exercised its right to purchase the remaining 70% minority interest in Hub City New Orleans, L.P. for a purchase price of one dollar.

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996.

Revenue

         Total revenue for Hub Group, Inc. ("Hub Group" or the "Company") increased 14.6% to $273.5 million from $238.6 million in 1996. Logistics revenue increased 83.9% to $22.8 million from $12.4 million in 1996. The majority of the increase in logistics was generated from specialized logistics services while the remainder was generated from third-party logistics services. Brokerage revenue increased 30.8% to $33.7 million from $25.8 million in 1996. Hub Group continues to experience strong growth in its brokerage operations aided by the robust demand for such services in the truckload industry. Intermodal revenue increased 8.3% to $217.1 million from $200.4 million in 1996. Significant intermodal service disruptions associated with the Union Pacific/Southern Pacific merger manifested in the latter part of September 1997, negatively impacting the North American intermodal system. Although management is unable to quantify the effect, management believes these service issues have inhibited Hub Group's intermodal revenue growth rate.

Net Revenue

         Net revenue as a percentage of revenue increased to 12.3% from 12.0% in 1996. Management believes this increase is due to stronger intermodal margins due to more favorable pricing from the railroads.

Salaries and Benefits

         Salaries and benefits increased to $16.2 million from $13.9 million in 1996. As a percentage of revenue, salaries and benefits increased to 5.9% of revenue from 5.8% in 1996. The increase in expenditures is principally attributable to operating and customer service personnel required by increased volume. To a lesser degree, increased expenditures were made to increase the Company's sales force as it expands its marketing initiatives.

Selling, General and Administrative

         Selling, general and administrative expenses increased to $6.8 million from $5.1 million in 1996. These expenses as a percentage of revenue increased to 2.5% from 2.1% in 1996. This increase is primarily attributable to expenditures related to information systems, rent and advertising. The company continues to make expenditures for technology enhancements, to accommodate customer requirements and to maintain communications links such as the new Hub Group web site. Rent and related office expense increased due to the expanded facilities required as a result of recent growth.

Depreciation and Amortization

         Depreciation and amortization expense increased to $1.1 million from $0.8 million in 1996. This expense as a percentage of revenue increased to 0.4% from 0.3% in 1996. The increase is primarily attributable to increased goodwill amortization related to the purchase of the 70% minority interest in Hub City Tennessee, L.P. in August 1996, the 70% minority interest in Hub City North Central, L.P. in December 1996, a 44% minority interest in Hub Group Distribution Services in March 1997 and the 70% minority interests in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. in September 1997.

Other Income (Expense)

         Other income (expense) netted to $0.0 million in both 1997 and 1996. Interest expense increased to $0.5 million from $0.3 million in 1996. This increase is attributable to the $15.0 million note issued in connection with the purchase of the 70% minority interest in Hub City North Central, L.P. Interest income increased 78.9% to $0.5 million from $0.3 million in 1996. This increase is attributed to improved cash flows from operations and the temporary investment of approximately $58.4 million in proceeds from the secondary offering in September 1997 (see "Liquidity and Capital Resources").

Minority Interest

         Minority interest increased to $5.5 million from $5.4 million in 1996. Minority interest as a percentage of income before minority interest decreased to 56.3% from 60.7% in 1996. The purchase of the minority interests as discussed in "Depreciation and Amortization" had the effect of lowering minority interest as a percentage of income before minority interest when comparing 1997 to 1996.

Income Taxes

         The provision for income taxes increased to $1.7 million from $1.4 million in 1996. The Company is providing for income taxes at an effective rate of 40%.

Net Income

         Net income increased 21.5% to $2.6 million from $2.1 million in 1996.

Earnings Per Share

         Earnings per share increased 17.1% to $0.41 from $0.35 in 1996.

Nine Months Ended September 30, 1997, Compared to Nine Months Ended September 30, 1996.

Revenue

         Revenue increased 59.6% to $792.8 million from $496.6 million in 1996. Revenue increased 16.4% over pro forma 1996 revenue of $681.2 million. The 1996 pro forma revenue was impacted significantly by the addition of the revenue reported by American President Lines Domestic Distribution Services ("APLDDS"), a division of APL Land Transport Services, Inc. The business acquired from APLDDS on May 2, 1996 had been experiencing significant decline during 1995 and the first quarter of 1996. This decline had a negative influence on the pro forma growth rate. Despite the declining trend, management believes the Company successfully transitioned and retained greater than 90% of the APLDDS business that existed on May 2, 1996.

         Excluding the revenue relating to APLDDS prior to the acquisition on May 2, 1996, Hub City Terminals, Inc. ("Hub Chicago") and the Company's 27 operating partnerships (collectively referred to as "Hub Partnerships"), on a combined basis assuming Hub Chicago had acquired Hub Partnerships on January 1, 1996, experienced a revenue increase of 24.7% when comparing 1997 to 1996. This percentage increase is principally the result of strong growth in truckload brokerage, logistics and intermodal service offerings.

Net Revenue

         Net revenue increased 62.9% to $96.4 million from $59.2 million in 1996. As a percentage of revenue, net revenue increased to 12.2% from 11.9% in 1996. This increase is primarily a reflection of the higher net revenue as a percentage of revenue experienced by Hub Partnerships as compared to Hub Chicago due to Hub Chicago's larger proportion of high volume/low margin accounts.

Salaries and Benefits

         Salaries and benefits increased to $47.4 million from $29.0 million in 1996. These expenses as a percentage of revenue increased to 6.0% from 5.8% in 1996. Some administrative services for Hub Chicago were performed by Hub Partnerships for a fee. This fee was reflected in selling, general and administrative expenses prior to March 1, 1996. After the acquisition of Hub Partnerships by Hub Chicago, this fee is eliminated in consolidation and the costs of the aforementioned administrative services are reported as salaries and benefits. This causes salaries and benefits as a percentage of revenue to increase over the prior year.

Selling, General and Administrative

         Selling, general and administrative expenses increased to $19.9 million from $11.0 million in 1996. These expenses as a percentage of revenue increased to 2.5% from 2.2% in 1996. Despite the elimination in consolidation of the fees between Hub Chicago and Hub Partnerships in 1997, Hub Chicago provided greater leverage on its selling, general and administrative expenses than did the Company as a whole. The increase in the percentage is also attributed to increased spending related to information systems, rent and advertising.

Depreciation and Amortization

         Depreciation and amortization increased to $3.1 million from $1.7 million in 1996. This expense as a percentage of revenue increased to 0.4% from 0.3% in 1996. The percentage increase is attributable to the amortization of goodwill that was recorded in connection with the purchase of Hub Partnerships and APLDDS, as well as the purchase of additional minority interest in Hub City Tennessee, L.P., Hub City North Central, L.P., Hub Group Distribution Services, Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P.

Other Income (Expense)

         Other income (expense) netted to an expense of $0.5 million in 1997 compared to a net expense of $0.1 million in 1996. Interest expense increased 162.0% to $1.7 million from $0.6 million in 1996. The increase is attributed to the assumption of $12.5 million of balloon notes in March 1996, the issuance of a $6.0 million note in May 1996 and the issuance of a $15.0 million note in December 1996. Interest income increased 81.6% to $1.0 million from $0.6 million in 1996. This increase is attributed to improved cash flow from operations and the temporary investment of the $58.4 million proceeds from the secondary offering in September 1997.

Minority Interest

         Minority interest increased to $14.3 million from $10.1 million in 1996. Minority interest as a percentage of income before minority interest decreased to 55.9% from 57.9% in 1996. The decrease is attributed to the purchase of minority interest in Hub City Tennessee, L.P. in August 1996, Hub City North Central, L.P. in December 1996, Hub Group Distribution Services in March 1997 and Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. in September 1997.

Income Taxes

         The provision for income taxes increased to $4.5 million from $2.7 million in 1996. Other than an insignificant provision for Illinois replacement tax, the Company had no provision for income taxes prior to March 18, 1996, as the Company was a federally non-taxable subchapter S Corporation. The

Company is providing for income taxes at an effective rate of 40% for all income subsequent to March 17, 1996.

Pro Forma Provision for Additional Income Taxes

         Additional pro forma income taxes were zero in 1997 compared to $0.2 million in 1996. Additional pro forma provision for income taxes are shown to provide an assumed effective federal and state effective tax rate of 40% of income before income taxes prior to March 18, 1996.

Pro Forma Net Income

         Pro forma net income (pro forma only to provide for income taxes) increased 53.1% to $6.8 million from $4.4 million in 1996.

Pro Forma Earnings Per Share

         Pro forma earnings per share (pro forma only to provide for income taxes) increased 18.3% to $1.10 from $0.93 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         In September 1997, the Company successfully completed a secondary offering of 1,725,000 shares of its Class A Common Stock, resulting in net proceeds of $54.8 million. On September 17, 1997, the Company also exercised its option to acquire the remaining 70% minority interests in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. for $59.4 million. The purchase price was paid, together with any earned but previously undistributed retained earnings through September 16, 1997, on October 17, 1997.

         On September 17, 1997, the Company also closed on a new unsecured $36.0 million five-year revolving line of credit with Harris Trust and Savings Bank (the "Harris Line"). The amount available under the Harris Line will decrease by $5.4 million at the beginning of year three and by $7.2 million at the beginning of each of years four and five. The Company can borrow at the prime rate on a day-to-day basis or may borrow for 30, 90 or 180 day periods at LIBOR (London Interbank Offered Rate) plus 0.80% to 1.25% based on the Company's funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio. The credit facility also contains certain covenants customary for credit facilities of similar size and type. The Company continues to maintain its previous $5.0 million line of credit with Cass Bank and Trust Company (the "Cass Line").

         At December 31, 1996, the Company owned 83 tractors which it used in its Company-owned drayage operations. At that time, it was the Company's intention to continue acquiring tractors through debt financing. The Company had estimated it would acquire an additional 110 tractors in 1997 and possibly start-up three more Company-owned drayage operations. During the third quarter, the Company decided to start adding tractors through the use of operating leases. Of the 16 tractors that were added to operations in the first nine months of 1997, 10 of them are under operating leases. The Company has not started any new Company-owned drayage operations in 1997.

         At September 30, 1997, the unused and available portion of the Cass Line was $5.0 million. At September 30, 1997, the unused and available portion of the Harris Line was $36.0 million. The Company anticipates using the Harris Line to pay off any portion of the $15.0 million note which is due January 1, 1998, that can not be paid from available cash at that time.

OUTLOOKS, RISKS AND UNCERTAINTIES

         This "Outlook, Risks and Uncertainties" section contains statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future which are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties described below that could cause actual results to differ materially from those projected. The Company assumes no liability to update any such forward-looking statements. In addition to those mentioned elsewhere in this section, such risks and uncertainties include the impact of competitive pressures in the marketplace, the degree and rate of market growth in the markets served by the Company, changes in industry-wide capacity, further consolidation of rail carriers, changes in governmental regulation, changes in the cost of services from vendors and fluctuations in interest rates.

Intermodal Service

         The Company anticipates continued challenges in meeting its customers' intermodal service requirements in some locations until the well-publicized service disruptions are resolved. Union Pacific has informed the Company that Union Pacific management has a plan in place that Union Pacific believes will substantially resolve these service issues in the fourth quarter of 1997. However, there can be no assurances that Union Pacific will resolve these service issues by the end of the fourth quarter of 1997 or by any time in the future. The congestion created by the Union Pacific service problems has caused back-ups at several major terminals and has negatively impacted North American intermodal service. As part of the Union Pacific's plan to restore overall rail service, they are diverting locomotives from certain intermodal lanes to move commodities such as grain and coal. This action will temporarily suspend
Union Pacific service in the Texas/Midwest corridor effective November 1, 1997. In order to continue intermodal service in some of these effected lanes, Union Pacific negotiated agreements with Norfolk Southern and Kansas City Southern to provide service in some of the affected lanes. Union Pacific also negotiated with Conrail to divert some traffic around routes with curtailed service. Union Pacific officials have indicated that their Texas/Midwest corridor service should be restored by January 1, 1998, however, the Company can make no assurances as to when the suspended service will be restored. The Company cannot predict what level of impact these issues will have on financial performance in the fourth quarter or any future quarters.

         Where possible, the Company has taken steps to re-route intermodal traffic around the most congested areas by using alternate carriers and terminal facilities. For extremely time-sensitive freight where current intermodal service cannot meet delivery requirements, the Company is advising its customers to use over-the-road transportation which the Company may also be able to arrange through its brokerage operations, assuming available capacity exists. To further aid its customers in planning their freight shipments, the Company has established a section in its website dedicated to intermodal service. Transit information, service issues and other pertinent information are updated several times daily as conditions change.

                                HUB PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENT OF OPERATIONS
                                 (in thousands)

                                                                   January 1,
                                                                     through
                                                                 March 17, 1996
                                                                ----------------
REVENUE:
     Trade                                                       $     142,413
     Affiliate                                                           3,992
                                                                ----------------
         Total revenue                                                 146,405

PURCHASED TRANSPORTATION                                               128,405
                                                                ----------------
     Net revenue                                                        18,000

COSTS AND EXPENSES:
     Salaries and benefits                                               9,807
     Selling, general and administrative                                 3,393
     Depreciation and amortization                                         553
                                                                ----------------
         Total costs and expenses                                       13,753

         Operating income                                                4,247
                                                                ----------------

OTHER INCOME (EXPENSE):
     Interest expense                                                      (56)
     Interest income                                                       120
     Other, net                                                             95
                                                                ----------------
         Total other income                                                159

INCOME BEFORE INCOME TAXES                                               4,406

INCOME TAXES                                                               126
                                                                ----------------

NET INCOME                                                       $       4,280
                                                                ================

         See notes to unaudited condensed combined financial statements.

                                HUB PARTNERSHIPS
         UNAUDITED CONDENSED COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
              For the period January 1, 1996 through March 17, 1996
                          (in thousands, except shares)


                                          Common Stock        Additional                               Total
                                     ------------------------  Paid-in     Treasury    Retained     Stockholders'
                                       Shares       Amount     Capital      Stock      Earnings        Equity
                                     ------------ ----------- ----------- ----------- ------------ ---------------
Balance at December 31, 1995             105,800   $   1,943   $     629   $     (32)  $    9,197   $     11,737
    Net income                               -           -           -           -          4,280          4,280
    Distributions to stockholders            -        (1,730)       (629)         32      (13,477)       (15,804)
                                     ============ =========== =========== =========== ============ ===============
Balance at March 17, 1996                105,800   $     213   $     -     $     -     $      -     $        213
                                     ============ =========== =========== =========== ============ ===============


         See notes to unaudited condensed combined financial statements.

                                HUB PARTNERSHIPS
              UNAUDITED CONDENSED COMBINED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                   January 1,
                                                                    through
                                                                 March 17, 1996
                                                               -----------------

Cash flows from operating activities:
    Net income                                                   $       4,280
    Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                      553
        Loss (gain) on sale of assets                                        3
        Changes in working capital:
          Accounts receivable, net                                         604
          Prepaid expenses and other current assets                        889
          Accounts payable                                               4,783
          Accrued expenses                                                (140)
          Other assets                                                    (407)
                                                               -----------------
           Net cash provided by operations                              10,565
                                                               -----------------

Cash flows from investing activities:
    Purchases of property and equipment, net                              (775)
                                                               -----------------

Cash flows from financing activities:
    Distributions to stockholders                                      (13,014)
    Payments on long-term debt                                            (361)
    Proceeds from issuance of long-term debt                               418
                                                               -----------------
           Net cash used in financing activities                       (12,957)
                                                               -----------------

Net decrease in cash                                                    (3,167)
Cash, beginning of period                                               10,949
                                                               =================
Cash, end of period                                              $       7,782
                                                               =================

Supplemental disclosures of cash flow information:
    Cash paid for:
       Interest                                                             56
       Income taxes                                                        130
    Non-cash financing activity:
       Notes payable issued as distributions to stockholders     $      13,176

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

PART II. Other  Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                  A list of exhibits included as part of this Report is set forth in the Exhibit Index appearing elsewhere herein and is incorporated herein by this reference.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HUB GROUP, INC.


DATE:  November 13, 1997                         /s/ William L. Crowder
                                                 William L. Crowder
                                                 Vice President-Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.

10.8 Credit Agreement dated as of September 17, 1997 among the Registrant, Hub City Terminals, Inc., Hub Holdings, Inc. and Harris Trust and Savings Bank.