Form 10-K
period 1997-12-31
HUB GROUP INC
filed 1998-03-23
CIK 940942

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997
                                           OR
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                         Commission File No. 0-27754
                             ------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates on March 16, 1998, based upon the last reported sale price on that date on the NASDAQ National Market of $27 1/4 per share, was $189,887,537.50.

On March 20, 1998, the Registrant had 6,990,950 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

                    Documents Incorporated by Reference

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.
--------------------------------------------------------------------------------

                                     PART I

Item 1.   BUSINESS

General

     Hub Group, Inc. ("Hub Group" or the "Company") is a Delaware corporation which was incorporated on March 8, 1995. Since its founding as an intermodal marketing company ("IMC") in 1971, Hub Group has grown to become the largest IMC in the United States and a full service transportation provider, offering intermodal, truck brokerage and comprehensive logistics services.

     The Company operates through an extensive nationwide network of 33 offices or "Hubs." Each Hub is strategically located in a market that has a significant concentration of shipping customers and one or more railheads. Each Hub functions essentially as a stand-alone business managed locally by an executive, known as a "Principal," with significant transportation experience. Local management is responsible for operations, customer service and regional marketing, while corporate management is responsible for group strategic planning and administration, financial services, relationships with the railroads, management of the Company's logistics services business and management information systems support. Hub Group also maintains a National Accounts sales force to provide centralized marketing of the Company's services to large and geographically diversified shippers.

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

     During 1997, the Company made several significant strategic investments. On March 1, 1997, the Company exercised its option to acquire an additional approximately 44% ownership interest in Hub Distribution for an aggregate price of approximately $1,500,000, raising the Company's general partnership interest in Hub Distribution to 65%. In September 1997, the Company completed a secondary offering of 1,725,000 shares of Class A Common Stock, with net proceeds to the Company of approximately $54.8 million. On September 17, 1997, the Company exercised its option to acquire the remaining 70% minority interests in Hub City Los Angeles, L.P. ("Hub Los Angeles") and Hub City Golden Gate, L.P. ("Hub Golden Gate") for approximately $59.4 million. On September 17, 1997, the Company also closed on a new unsecured $36.0 million five-year revolving line of credit with Harris Trust and Savings Bank. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.) On October 31, 1997 the Company exercised it option to acquire the remaining 70% minority interest in Hub City New Orleans, L.P. ("Hub New Orleans") for a nominal sum. On October 31, 1997, the Company also purchased, for $300,000, the 50% joint venture interest in HLX Company, L.L.C. ("HLX") not owned by the Company, making HLX a wholly-owned subsidiary of Hub Group.

     On March 10, 1998, the Company announced that it would acquire the minority interest in Hub City Rio Grande, L.P., Hub City Dallas, L.P. and Hub City Houston, L.P. The Company estimates it will acquire the minority interests in April 1998 at a cost of approximately $6 million. After the acquisition, all

Hubs in Texas, as well as Mexico, will be wholly-owned by the Company. On March 12, 1998, the Company announced that it had recently signed a letter of intent to purchase all of the outstanding stock of Quality Intermodal Corporation ("Quality"). The Company has offered to pay $4.1 million in cash and $6.3 million through the issuance of a three-year note, bearing interest at an annual rate of 5.6%, for all of Quality's stock. Quality is an intermodal and truckload brokerage service provider headquartered in Houston and with offices in Dallas, Los Angeles, Chicago, Philadelphia and Atlanta. Quality had revenue of approximately $70 million in 1997. Although there is no guarantee that the acquisition will occur, the Company hopes to sign a definitive purchase agreement in the near future.

Services Provided

     The Company's transportation services can be broadly placed into the following categories:

     Intermodal As an IMC, the Company arranges for the movement of its customers' freight in containers and trailers over long distances. Hub Group contracts with railroads to provide transportation over the long-haul portion of the shipment and with local trucking companies, known as "drayage companies," for pickup and delivery. In markets where adequate drayage service is not available, the Company supplements third party drayage services with Company-owned drayage operations. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.) As part of its intermodal services, the Company negotiates rail and drayage rates, electronically tracks shipments in transit, consolidates billing and handles claims for freight loss or damage on behalf of its customers. The Company uses its Hub network, connected through its proprietary advanced intermodal management ("AIM") system, to access containers and trailers owned by leasing companies, railroads and steamship lines. Because each Hub not only handles its own outbound shipments but also handles inbound shipments from other Hubs, each Hub is able to track trailers and containers entering its service area and use that equipment to fulfill its customers' outbound shipping requirements. This effectively allows the Company to "capture" containers and trailers and keep them within the Hub network without having to make a capital investment in transportation equipment.

     Highway Services The Company arranges for the transportation of freight by truck, providing customers another option for their transportation needs. This is accomplished by matching customers' needs with carriers' capacity to provide the appropriate service and price combination. The Company has contracts with a substantial base of carriers allowing it to meet the varied needs of its customers. The Company negotiates rates, tracks shipments in transit, consolidates billing and handles claims for freight loss and damage on behalf of its customers. The Company's brokerage operation also provides customers with specialized programs. Through the Dedicated Trucking program, certain carriers have informally agreed to move freight for Hub's customers on a continuous basis. This arrangement allows Hub to gain control of the trucking equipment to effectively meet its customer's needs without owning the equipment. Through the Core Carrier-Plus One program, Hub assumes the responsibility for over-the-road truckload shipments that the customer's core carriers cannot handle. This service supplements the customer's core carrier program and helps ensure the timely delivery of the customer's freight.

     Logistics The Company has expanded its service capabilities as customers increasingly outsource their transportation needs. The Company currently offers various logistics services, including comprehensive transportation management, arranging for delivery to multiple locations at the shipment's destination, third party warehousing and other customized logistics services, as well as other non-traditional logistics services such as installation of point of sale merchandise displays.

     When providing complete transportation services, the Company essentially replaces the customer's transportation department. Once the Company is hired as a single source logistics provider, it negotiates with intermodal, railcar, truckload and less-than-truckload carriers to move the customer's product through the supply chain and then dispatches the move for the customer. Using its advanced transportation management software, the Company consolidates orders into full truckload shipments, chooses a shipping route, electronically tenders loads to carriers and reports the move to the customer.



Hub Network

     Over the past 25 years, Hub Group has grown from a single office with two employees into a network of 31 Hubs in the United States, one Hub in Canada and one Hub in Mexico. Hub Group also has several satellite sales offices. In developing this network, the Company has carefully selected each location to ensure coverage in areas with significant concentrations of shipping customers and one or more railheads. Hub Group currently has Hubs in the following cities:


      Atlanta           Grand Rapids        Milwaukee           St. Louis
      Baltimore         Houston             Minneapolis         Salt Lake City
      Birmingham        Indianapolis        New Orleans         San Antonio
      Boston            Jacksonville        New York City       San Francisco
      Chicago(3)        Kansas City         Philadelphia        Seattle
      Cleveland         Los Angeles         Pittsburgh          Toledo
      Dallas            Memphis             Portland            Toronto
      Detroit           Mexico City         Rochester

The entire Hub network is interactively connected through the Company's AIM system. This enables Hub Group to move freight into and out of every major city in the United States and most locations in Canada and Mexico. The Company's Hub in New Haven was recently closed and its operations transferred to Boston. In connection with the reorganization in Texas, the Company anticipates that the Hub in San Antonio will become a sales office in the near future.

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

     The Company provides brokerage services to its customers in a similar manner. In a typical brokerage transaction, the customer contacts the local Hub to obtain transit information and a price quote for a particular freight movement. The customer then provides appropriate shipping information to the local Hub. The local Hub makes the delivery appointment and arranges with the appropriate carrier to pick up the freight. Once it receives confirmation that the freight has been picked up, the local Hub monitors the movement of the freight until it reaches its destination and the delivery has been confirmed. If the carrier notifies Hub Group that after delivering the load it will need additional freight, the Hub located nearest the destination is notified of the carrier's availability. Although it is under no obligation to do so, the local Hub then may attempt, if requested by the carrier, to secure freight for the carrier.

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

     The Company currently has full time marketing representatives at each Hub with primary responsibility for servicing local and regional accounts. These sales representatives work from the 33 Hubs and the Company's satellite sales offices. This network provides a local marketing contact for small and medium shippers in most major metropolitan areas within the United States.

     In 1985, the Company organized National Accounts to service the needs of the nation's largest shippers. The Company recognized that although large shippers originate freight from multiple locations throughout the country, their logistics function is usually centralized. The Company essentially mirrored this structure by servicing national accounts from a central location and parceling out the servicing of individual freight shipments to the appropriate Hub. There are currently 14 National Accounts sales representatives who report to the Company's Executive Vice President of National Accounts. The National Accounts sales representatives regularly call on the nation's largest shippers to develop business relationships and to expand the Company's participation in servicing their transportation needs. When a business opportunity is identified by a National Accounts sales representative, the Company's market development and pricing personnel and the local Hubs work together to provide a transportation solution tailored to the customer's needs. Local Hubs provide transportation services to National Accounts customers. After the plan is implemented, National Accounts' personnel maintain regular contact with the shipper to ensure customer satisfaction and to refine the process as necessary.

     This unique combination of local and regional marketing has produced a large, diverse customer base. The Company services customers in a wide variety of industries, including automotive, consumer products, printing, paper, retail, chemicals and electronics.

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

     To more effectively manage its highway services business, the Company recently installed software ("Visual Movement") that was co-developed with the Visual Movement Corporation. Just as the AIM system has helped automate the Company's intermodal operations, this software is designed to automate the Company's highway services operations. Visual Movement processes customer transportation requests, schedules and tracks shipments, prepares customer billing, establishes account profiles and retains critical information for analysis. It also interfaces with the carrier by handling load tendering, shipment dispatch, shipment tracking, customer billing and remittance processing.

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

The Company has contracts with each of the following railroads:

       Burlington Northern Santa Fe Railway        Illinois Central
       Canadian National                           Kansas City Southern
       Canadian Pacific                            Norfolk Southern
       Conrail                                     Union Pacific
       CSX

     These contracts govern the transportation services and payment terms pursuant to which the Company's intermodal shipments are handled by the railroads. The contracts have staggered renewal terms with the earliest expiration at the end of December 1998. While there can be no assurances that these contracts will be renewed, the Company has in the past successfully negotiated extensions of the contracts with the railroads. Transportation rates are market driven and are typically negotiated between the Company and the railroads on a customer specific basis. Consistent with industry practice, many of the rates negotiated by the Company are special commodity quotations ("SCQs"), which provide discounts from published price lists based on competitive market factors and are designed by the railroads to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC. SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually six to 12 months.

Relationship with Drayage Companies

     In 1990, the Company instituted its "Quality Drayage Program," which consists of agreements and rules that govern the framework pursuant to which the drayage companies perform services for the Company. Participants in the program commit to provide high quality service, clean and safe equipment, maintain a defined on-time performance level and follow specified procedures designed to minimize freight loss and damage. Whenever possible, the Company uses the services of drayage companies that participate in its Quality Drayage Program. However, during periods of high demand for drayage services or at the request of a customer, the Company will use the services of other drayage companies. The local Hubs negotiate drayage rates for transportation between specific origin and destination points. These rates generally are valid, with minor exceptions for fuel surcharge increases, for a period of one year.

Relationship with Truckload Carriers

     The Company's brokerage operation has a large and growing number of active carriers in its database which it uses to transport freight. The local Hubs deal daily with these carriers on an operational level. Hub Highway Services handles the administrative and regulatory aspects of the carrier relationship. Hub's relationships with its carriers are important since these relationships determine pricing, load coverage and overall service.

Risk Management and Insurance

     The Company requires all drayage companies participating in the Quality Drayage Program to carry at least $1.0 million in general liability insurance and $1.0 million in cargo insurance. Railroads, which are self insured, provide limited common carrier liability protection, generally up to $250,000 per shipment, although higher coverage is available on a load-by-load basis. To cover freight damage when a carrier's liability cannot be established or a carrier's insurance is insufficient to cover freight loss or damage, the Company carries its own cargo insurance with a limit of $1.5 million per container or trailer and a limit of $20 million per occurrence. The Company also carries $2.0 million of general liability insurance with a companion $10.0 million umbrella policy on this general liability insurance.

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

Competition

     The transportation services industry is highly competitive. The Company competes against other IMCs, as well as logistics companies, third party brokers, over-the-road truckload carriers and railroads that market their own intermodal services. In addition, there is an emerging trend for larger truckload carriers to enter into agreements with railroads to market intermodal services nationwide. Competition is based primarily on freight rates, quality of service, reliability, transit time and scope of operations. Several transportation service companies and truckload carriers, and all of the major railroads, have substantially greater financial and other resources than the Company.

General

     Employees    As of February 28, 1998, the Company had approximately 1,246 employees. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

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

Item 2.       PROPERTIES

     The Company directly, or indirectly through the Hub Partnerships, operates 39 offices throughout the United States and in Canada and Mexico, including the Company's headquarters in Lombard, Illinois, its National Accounts office in Stamford, Connecticut, four National Accounts sales offices, Hub Logistics offices in Lombard and Stamford and Hub Distribution's office. The office buildings used by the Hubs located in Toledo and Kansas City are owned, and the remainder are leased. The office building in Kansas City is subject to a mortgage. Most office leases have initial terms of more than one year, and many include options to renew. While some of the Company's leases are month-to-month and others expire in the near term, the Company does not believe that it will have difficulty in renewing them or in finding alternative office space. The Company believes that its offices are adequate for the purposes for which they are currently used.

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

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1997.

Executive Officers of the Registrant

     In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of March 20, 1998 with respect to each person who is an executive officer of the Company.

         Name          Age                        Position
  ------------------   ---     -------------------------------------------------
  Phillip C. Yeager     70     Chairman of the Board of Directors
  David P. Yeager       45     Vice Chairman of the Board of Directors and
                               Chief Executive Officer
  Thomas L. Hardin      52     President, Chief Operating Officer and Director
  William L. Crowder    55     Vice President-Finance, Chief Financial Officer
                               and Treasurer
  Daniel F. Hardman     49     President-Chicago Region
  Mark A. Yeager        33     Division President, Secretary and General Counsel
  John T. Donnell       58     Executive Vice President-National Accounts
  Robert L. Maro        45     Vice President-Information Services
  Robert J. Jensen      43     President-Hub Group Operations Management
  Richard M. Rogan      58     President-Hub Highway Services, Executive Vice
                               President-Marketing


     Phillip C. Yeager, the Company's founder, has been Chairman of the Board since October 1985. From April 1971 to October 1985, Mr. Yeager served as President of Hub Chicago. Mr. Yeager became involved in intermodal transportation in 1959, five years after the introduction of intermodal transportation in the United States, as an employee of the Pennsylvania and Pennsylvania Central Railroads. He spent 19 years with the Pennsylvania and Pennsylvania Central Railroads, 12 of which involved intermodal transportation. In 1991, Mr. Yeager was named Man of the Year by the Intermodal Transportation Association. In 1995, he received the Salzburg Practitioners Award from Syracuse University in recognition of his lifetime achievements in the transportation industry. In October 1996, Mr. Yeager was inducted into the Chicago Area Entrepreneurship Hall of Fame sponsored by the University of Illinois at Chicago. In March 1997, he received the Presidential Medal from Dowling College for his achievements in transportation services. Mr. Yeager graduated from the University of Cincinnati in 1951 with a Bachelor of Arts degree in Economics. Mr. Yeager is the father of David P. Yeager and Mark A. Yeager and the father-in-law of Robert J. Jensen.

     David P. Yeager has served as the Company's Vice Chairman of the Board since January 1992 and as Chief Executive Officer of the Company since March 1995. From October 1985 through December 1991, Mr. Yeager was President of Hub Chicago. From 1983 to October 1985, he served as Vice President, Marketing of Hub Chicago. Mr. Yeager founded the St. Louis Hub in 1980 and served as its President from 1980 to 1983. Mr. Yeager founded the Pittsburgh Hub in 1975 and served as its President from 1975 to 1977. Mr. Yeager received a Masters in Business Administration degree from the University of Chicago in 1987 and a Bachelor of Arts degree from the University of Dayton in 1975. Mr. Yeager is the son of Phillip C. Yeager, the brother of Mark A. Yeager and the brother-in-law of Robert J. Jensen. Mr. Yeager also serves as a director of SPR Inc.

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

      William L. Crowder has been the Company's Vice President of Finance and Chief Financial Officer since April 1994 and Treasurer since July 1996. From January 1990 through December 1993, Mr. Crowder was Vice President of Finance and Treasurer of Sears Logistics Services, Inc., a transportation, distribution and home delivery subsidiary of Sears Roebuck & Company. Mr. Crowder worked at Sears Roebuck & Company from 1966 through 1989 in various senior financial management positions. Mr. Crowder received a Bachelor of Business Administration degree from Georgia State University in 1966.

     Daniel F. Hardman has been the President-Chicago Region since February 1996. Mr. Hardman has been employed by the Hub Group since 1982, serving as President of Hub Chicago from December 1992 to February 1996, Vice President of Hub Chicago from January 1987 to December 1992, General Manager of Sales of Hub Chicago from August 1985 to January 1987, President of Hub Charlotte from June 1984 to August 1985 and Regional Sales Manager of Hub Chicago from December 1982 to June 1984. Mr. Hardman is a former Director of the Intermodal Transportation Association and is presently a member of the Chicago Traffic Club and the Chicago Intermodal Transportation Association. Mr. Hardman is a 1991 graduate of the Certificate Program in Business Administration from the University of Illinois.

     Mark A. Yeager has been the Company's Division President since November 1997 and Secretary and General Counsel since March 1995. From March 1995 to November 1997, Mr. Yeager was Vice President, Secretary and General Counsel. From May 1992 to March 1995, Mr. Yeager served as the Company's Vice President-Quality. Prior to joining the Company in 1992, Mr. Yeager was an associate at the law firm of Grippo & Elden from January 1991 through May 1992 and an associate at the law firm of Sidley & Austin from May 1989 through January 1991. Mr. Yeager received a Juris Doctor degree from Georgetown University in 1989 and a Bachelor of Arts degree from Indiana University in 1986. Mr. Yeager is the son of Phillip C. Yeager, the brother of David P. Yeager and the brother-in-law of Robert J. Jensen.

     John T. Donnell has been Executive Vice President of National Accounts since October 1993. From October 1985 through October 1993, Mr. Donnell served as Vice President of National Accounts. Prior to joining the Company in 1985, Mr. Donnell worked for Transamerica Leasing as Vice President of Marketing where he was responsible for marketing 40,000 intermodal trailers to the railroads and the intermodal marketing industry. Mr. Donnell received a Master of Business Administration degree from Northwestern University in 1981 and a Bachelor of Science degree in Marketing from Northeast Louisiana University in 1961.

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

     Richard M. Rogan has been Executive Vice President of Marketing since November 1997 and President of Hub Highway Services since May 1995. Prior to joining the Company, Mr. Rogan was Executive Vice President of National Freight, Inc from May 1993 to April 1995. Prior to that, Mr. Rogan was with Burlington Motor Carriers, Inc., where he served as President and Chief Executive Officer from March 1988 to April 1993 and as an Executive Vice President from July 1985 to February 1988. Mr. Rogan's transportation career spans 25 years and includes earlier assignments with the Illinois Central Railroad, North American Van Lines and Schneider National. He received a Bachelor of Business Administration degree from Loyola University of Chicago in 1962 and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania in 1963. He has served on the Board of Directors of the ATA Foundation as well as the Interstate Truckload Carrier Conference ("ITCC"). He is a past Chairman of the ITCC Highway Policy Committee and has also served on the Advisory Board of the Trucking Profitability Strategies Conference at the University of Georgia.

                                     PART II

Item 5.       MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

     The Class A Common Stock of the Company trades on the NASDAQ National Market tier of The NASDAQ Stock Market ("NASDAQ") under the symbol "HUBG." The Class A Common Stock was first traded on NASDAQ on March 13, 1996, concurrent with the underwritten initial public offering of the Company's Class A Common Stock at an initial price to the public of $14.00 per share (the "Offering"). Prior to the Offering, there was no established public trading market for the Class A Common Stock. Set forth below are the high and low prices for shares of the Class A Common Stock of the Company in 1996 from March 13, 1996, the date of the Offering, through the end of the first quarter of 1996 and for each full quarterly period thereafter in 1996 and 1997.

                               1996                       1997
                        -------------------       -------------------
                         High        Low            High       Low

   First Quarter        $ 19       $ 14           $ 30 1/8   $ 24 1/2

   Second Quarter       $ 24 1/4   $ 17 5/8       $ 31       $ 24 1/4

   Third Quarter        $ 22 5/8   $ 16           $ 38 1/4   $ 30 1/8

   Fourth Quarter       $ 27 1/2   $ 21 1/4       $ 37 1/8   $ 28 3/8


     On March 20, 1998, there were approximately 43 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 1,943 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On March 20, 1998, there were nine holders of record of the Company's Class B common stock (the "Class B Common Stock" together with the Class A Common Stock, the "Common Stock").

     The Company was incorporated in 1995 and has never paid cash dividends on either the Class A Common Stock or the Class B Common Stock. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of the Company, and such other factors, as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or pay dividends on the shares of Common Stock in the future. The certificate of incorporation of the Company requires that any cash dividends must be paid equally on each outstanding share of Class A Common Stock and Class B Common Stock. The Company's credit agreement prohibits the Company from paying dividends on the Common Stock if there has been, or immediately following the payment of a dividend would be, a default or an event of default under the credit agreement. The Company is currently in compliance with the covenants contained in the credit agreement.

Item 6.        SELECTED FINANCIAL DATA

                                                Selected Financial Data
                                          (in thousands except per share data)

                                                                        Years Ended December 31,
                                                     ----------------------------------------------------------------
                                                        1997(1)      1996(2)        1995        1994        1993
                                                     ----------------------------------------------------------------
Statement of Operations Data:
Revenue                                               $ 1,064,479   $  754,243   $   81,408  $   86,876  $   73,123
Net revenue                                               129,855       91,564        6,266       6,288       5,138
Operating income                                           33,495       27,925        2,567       2,348       1,843
Income before minority interest and taxes                  32,869       27,704        2,638       2,406       1,939
Income before taxes                                        15,874       11,338        2,638       2,406       1,939
Historical net income                                       9,525        7,044        2,599       2,369       1,907
Historical basic earnings per common share            $      1.48   $     1.41   $     1.56  $     1.43  $     1.15
Historical diluted earnings per common share          $      1.46   $     1.39   $     1.56  $     1.43  $     1.15
Pro forma provision for additional income taxes(3)                         241        1,016         925         744
Pro forma net income                                                $    6,803   $    1,583  $    1,444  $    1,163
Pro forma basic earnings per common share                           $     1.36   $     0.95  $     0.87  $     0.70
Pro forma diluted earnings per common share                         $     1.35   $     0.95  $     0.87  $     0.70

                                                                             As of December 31,
                                                     ----------------------------------------------------------------
                                                        1997(1)      1996(2)        1995        1994        1993
                                                     ----------------------------------------------------------------
Balance Sheet Data:
Working capital                                      $    15,209    $   15,877   $      804  $    1,457  $    1,125
Total assets                                             267,826       201,225        9,083      10,360       9,511
Long-term debt, excluding current portion                 22,873        28,714            -           -           -
Stockholders' equity                                     110,462        46,124        1,165       1,769       1,553

(1) In September 1997, the Company issued 1,725,000 shares of Class A common stock through a secondary offering which resulted in net proceeds of approximately $54,763,000.

(2) On March 18, 1996, Hub Group, Inc. purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition through the issuance of 1,000,000 shares of the Company's Class A common stock and 662,296 shares of the Company's Class B common stock. Hub Chicago has been accounted for similar to the pooling of interests method of accounting and has been included in all periods presented on a historical cost basis. Concurrent with the acquisition of Hub Chicago, the Company completed the initial public offering of 4,261,250 shares of its Class A common stock, with net proceeds to the Company of approximately $52,945,000. Coincident with the initial public offering, a selling stockholder sold 1,000,000 shares of the Company's Class A common stock through a secondary offering. The Company did not receive any net proceeds from the sale of the shares by the selling stockholder. Concurrent with the initial public offering, the Company acquired with cash a controlling interest in each of 27 operating partnerships. On May 2, 1996, the Company acquired the rights to service the customers of American President Lines Domestic Distribution Services. See the Notes to the Company's Consolidated Financial Statements.

(3) Prior to March 18, 1996, the Company was an S corporation and not subject to Federal corporate income taxes. On March 18, 1996, the company changed its status from an S corporation to a C corporation. The statement of operations data reflects a pro forma provision for income taxes as if the Company were subject to Federal and state corporate income taxes for all periods presented. The pro forma provision reflects a combined Federal and state tax rate of 40%. See the Notes to the Company's Consolidated Financial Statements.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL STRUCTURE

         Hub Group, Inc. was incorporated on March 8, 1995. On March 18, 1996, Hub Group, Inc. purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition through the issuance of 1,000,000 shares of Class A common stock and 662,296 shares of Class B common stock. Hub Chicago has been accounted for similar to the pooling of interests method of accounting and has been included in all periods presented on a historical cost basis. Concurrent with the acquisition of Hub Chicago in March 1996, Hub Group, Inc. completed the initial public offering of 4,261,250 shares of its Class A common stock. Coincident with the initial public offering, a selling stockholder sold 1,000,000 shares of Hub Group, Inc.'s Class A common stock through a secondary offering. In September 1997, the Company completed a secondary offering of 1,725,000 shares of Hub Group, Inc.'s Class A common stock.

BUSINESS COMBINATIONS

         Concurrent with the initial public offering, Hub Group, Inc., together with its wholly owned subsidiary, Hub Chicago, acquired a controlling interest in each of 27 operating partnerships (collectively referred to as "Hub Partnerships"). Prior to March 18, 1996, Hub Chicago and Hub Partnerships were under common control and formed a network that collectively worked with customers and vendors. On May 2, 1996, Hub Group, Inc. purchased the rights to service the customers of American President Lines Domestic Distribution Services ("APLDDS"), a division of APL Land Transport Services, Inc, from its parent, American President Companies, Ltd.

         The revenue of Hub Partnerships and APLDDS is many multiples of the revenue of Hub Chicago. As a result, consolidated revenue and operating expense for Hub Group, Inc. and its subsidiaries (the "Company") increased dramatically in the periods subsequent to March 17, 1996.

         As a result of the APLDDS acquisition, the Company acquired the right to service APLDDS customers, but did not assume any assets or liabilities associated with that business. Furthermore, the Company hired only 36 of the more than 200 employees in the APLDDS organization. The APLDDS business was absorbed directly into the operations of Hub Chicago and Hub Partnerships and management believes the associated incremental operating costs are significantly less than the historical operating costs experienced by APLDDS. Management does not track the incremental purchased transportation and operating costs attributable to the acquired APLDDS business. Consequently, discussion of results of operations excluding acquisitions, when comparing the results of operations for the year ended December 31, 1996, to the year ended December 31, 1995, is limited to comparisons of revenue. Discussion of pro forma financial data for the years ended December 31, 1996, and 1995, reflects results of operations as if Hub Group, Inc. had acquired Hub Partnerships and APLDDS as of January 1, 1995.

         On October 31, 1997, the Company acquired the 50% interest in its international joint venture, HLX Company, LLC, that it did not previously own for $300,000 in cash.

         On February 20, 1998, the Company signed letters of intent to acquire all of the outstanding stock of Quality Intermodal Corporation ("Quality"). The Company has offered to pay $4.1 million in cash and $6.3 million through the issuance of a three-year note, bearing interest at an annual rate of 5.6%, for all of Quality's stock. Quality primarily offers intermodal and truckload brokerage services with offices in Houston, Dallas, Los Angeles, Chicago, Atlanta, and Philadelphia.

TRIGGERED CALL OPTIONS

         On March 5, 1998, the local in-charge executives of Hub City Rio Grande, L.P. ("Hub Rio Grande"), Hub City Dallas, L.P. ("Hub Dallas"), and Hub City Houston, L.P. ("Hub Houston") resigned, triggering the Company's ability to exercise its call option to acquire the remaining 70% minority interest at a price calculated in accordance with an agreed upon formula.

RESULTS OF OPERATIONS

Year Ended December 31, 1997, Compared to Year Ended December 31, 1996

Revenue

         Revenue totaled $1,064.5 million for 1997, representing an increase of 41.1% over 1996. The primary reason for the increase is attributed to having the revenue from the Hub Partnerships and APLDDS acquisitions for the full year in 1997 and only a portion of the year in 1996. Revenue for 1997 increased 13.4% over pro forma revenue for 1996. Intermodal revenue increased 7.6%, truckload brokerage revenue increased 37.6% and logistics revenue increased 59.0% over pro forma revenue for 1996. The 1996 pro forma revenue included the revenue generated by APLDDS prior to being acquired by the Company. APLDDS was experiencing significant decline in its revenue prior to being acquired. This decline had a negative influence on the 1997 growth rate over the 1996 pro forma revenue.

         Excluding the revenue in 1996 relating to APLDDS prior to it being acquired by the Company, Hub Chicago and Hub Partnerships, on a combined basis assuming Hub Chicago had acquired Hub Partnerships on January 1, 1996, experienced a revenue increase of 19.2% in 1997 compared to 1996. Intermodal revenue, excluding APLDDS from all periods, increased 10.8% in 1997 when compared to 1996. Management believes that the well-publicized railroad service disruptions experienced by the intermodal industry during the fourth quarter of 1997 negatively impacted intermodal revenue growth. (See "Outlook, Risks and Uncertainties")

Net Revenue

         Net revenue as a percentage of revenue increased slightly to 12.2% in 1997 from 12.1% in 1996. The increase is attributed to Hub Chicago having a lower net revenue percentage on its business as compared to Hub Partnerships. Consequently, Hub Chicago lowered the net revenue percentage in 1996, as the Hub Partnerships were not included in results of operations until after March 17, 1996.

Salaries and Benefits

         Salaries and benefits increased to $64.3 million in 1997 over $43.9 million in 1996. As a percentage of revenue, salaries and benefits increased to 6.0% from 5.8%. The increase in the percentage is attributed to Hub Chicago having a lower salaries and benefits percentage as compared to Hub Partnerships. Consequently, Hub Chicago lowered the salaries and benefits percentage in 1996, as the Hub Partnerships were not included in results of operations until after March 17, 1996.

Selling, General and Administrative

         Selling, general and administrative expenses increased to $27.5 million in 1997 from $17.1 million in 1996. Selling, general and administrative expenses as a percentage of revenue increased to 2.6% in 1997 from 2.3% in 1996. The increase in the percentage is principally attributable to increased spending related to information systems, rent and equipment leases. Expenditures for information systems increased as the Company enhanced its operating systems to provide better customer service as well as to further develop and expand the capabilities of its web site. Rent increased as many of the Company's Hubs were required to obtain larger office space to accommodate present operations and future growth. Expenditures for equipment leases increased as the Company moved towards leasing, as opposed to purchasing, more of its office and computer equipment.

Depreciation and Amortization

         Depreciation and amortization increased to $4.6 million in 1997 from $2.6 million in 1996. As a percentage of revenue, depreciation and amortization increased to 0.4% in 1997 from 0.3% in 1996. This increase is attributed primarily to the increase in goodwill amortization. Goodwill amortization related to the acquisitions of Hub Partnerships and APLDDS was incurred for the entire year in 1997 versus only a portion of the year in 1996. In addition, minority interest purchases related to Hub City Tennessee, L.P., Hub City North Central, L.P. ("Hub North Central"), Hub Group Distribution Services, Hub City Los Angeles, L.P. ("Hub Los Angeles") and Hub City Golden Gate, L.P. ("Hub Golden Gate") occurred in August 1996, December 1996, March 1997, September 1997 and September 1997, respectively. The timing of these purchases also caused goodwill amortization to be higher in 1997 as compared to 1996.

Other Income (Expense)

         Interest expense increased to $2.2 million in 1997 from $1.0 million in 1996. The increase is primarily attributed to the note issued in conjunction with the minority interest purchase related to Hub North Central in mid-December of 1996. The $15.0 million note bore interest at an annual rate of 7% and was outstanding for the entire year of 1997.

         Interest income increased to $1.5 million in 1997 from $0.8 million in 1996. The increase is primarily attributed to two factors. First, net proceeds from the Company's secondary stock offering of $54.8 million were invested for approximately one month before such proceeds were used to purchase the minority interests in Hub Los Angeles and Hub Golden Gate. Second, results of operations included the interest income generated by Hub Partnerships for the entire year of 1997 as compared to 1996, where Hub Partnerships was only included after March 17, 1996.

Minority Interest

         Minority interest increased to $17.0 million in 1997 from $16.4 million in 1996. Minority interest as a percentage of income before minority interest and provision for income taxes was 51.7% in 1997 as compared to 59.1% in 1996. The decrease in the percentage is attributed to purchases of minority interest as discussed above (See "Depreciation and Amortization").

Provision for Income Taxes

         Provision for income taxes was increased to $6.3 million in 1997 from $4.3 million in 1996. Other than an insignificant provision for Illinois replacement tax, the Company had no provision for income taxes prior to March 18, 1996, as the Company was a federally non-taxable subchapter S corporation. The Company is providing for income taxes at a net effective rate of 40% for all income subsequent to March 17, 1996.

Pro Forma Provision for Additional Income Taxes

         There was no pro forma provision for additional income taxes in 1997. The pro forma provision for additional income taxes was $0.2 million in 1996. The pro forma provision for additional income taxes was recorded to provide an assumed net effective federal and state income tax rate of 40% for periods prior to March 18, 1996.

Net Income

         Historical net income increased 40.0% to $9.5 million in 1997 over pro forma net income (pro forma only to provide for income taxes) of $6.8 million in 1996. The increase is attributed primarily to the additional net income generated from the use of the proceeds from the Company's initial public offering in March 1996 and the secondary offering in September 1997. Historical net income for 1997 increased 42.4% over pro forma net income (pro forma to provide for income taxes and for the Company's acquisitions) for 1996.

Earnings Per Common Share

         Historical diluted earnings per common share increased 8.1% to $1.46 in 1997 over pro forma diluted earnings per common share (pro forma only to provide for income taxes) of $1.35 in 1996. Historical diluted earnings per common share for 1997 increased 27.0% over pro forma historical diluted earnings per common share (pro forma to provide for income taxes and the Company's acquisitions) for 1996. This larger increase was significantly influenced by the losses incurred by APLDDS prior to being acquired by the Company.

Year Ended December 31, 1996, Compared to Year Ended December 31, 1995

Revenue

         Revenue totaled $754.2 million for 1996, representing an increase of 826.5% over 1995. Without the acquisitions, Company revenues totaled $85.2 million for 1996 for an increase of 4.7% over 1995. The minor increase in revenue without acquisitions is attributed principally to Hub Chicago's loss of a portion of a significant customer's business. This consumer product manufacturer moved the production of one of its major products to a facility that is now being served by one of the operating partnerships that comprise Hub Partnerships.

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

         Pro forma net revenue as a percentage of pro forma revenue increased to 11.9% in 1996 from 11.3% in 1995. On a pro forma basis, net revenue as a percentage of revenue for the APLDDS business was 7.3% and 4.1% for 1995 and the period January 1, 1996 through May 1, 1996, respectively. Management believes that the net revenue percentage on the transitioned APLDDS business has improved modestly over the APLDDS 1995 pro forma net revenue percentage. The lower pro forma percentages experienced by APLDDS causes the current year percentages to compare favorably to the prior year percentages. This favorable pro forma comparison is partially offset by the lower net revenue percentage experienced by the addition of new logistics customers in late 1995 and early 1996.

Salaries and Benefits

         Salaries and benefits increased to $43.9 million in 1996 from $2.5 million in 1995. Pro forma salaries and benefits increased to $55.9 million in 1996 from $50.4 million in 1995. APLDDS was a division of APL Land Transport

Services, Inc. ("APL") and consequently received much of its support services from APL. In return for these services, APLDDS was assessed a management fee. This arrangement had the effect of deflating salaries and benefits while inflating selling, general and administrative expenses. As a result, salaries and benefits reported by APLDDS in servicing their customers were lower as a percentage of revenue than traditionally experienced by the Company. For 1995 and the period January 1, 1996 through May 1, 1996, salaries and benefits as a percentage of revenue for APLDDS were 3.8% and 4.8%, respectively. Pro forma salaries and benefits as a percentage of pro forma revenue increased to 6.0% for 1996 from 5.7% in 1995, which is partially attributed to the historical cost structure of APLDDS. The Company's investment in additional personnel in 1996 also contributed to this increase. These additional personnel were hired to handle additional truckload brokerage and logistics business, to expand the local and national sales forces and to provide the financial and administrative services required for continued growth.

Selling, General and Administrative

         Selling, general and administrative expenses increased to $17.1 million in 1996 from $1.2 million in 1995. Pro forma selling, general and administrative expenses decreased to $23.2 million in 1996 from $29.8 million in 1995. As a percentage of pro forma revenue these pro forma expenses were 2.5% in 1996 and 3.3% for 1995. As explained in "Salaries and Benefits," APLDDS received much of its support services through a management fee arrangement with APL. This caused the APLDDS historical selling, general and administrative expenses to be a significantly greater percentage of revenue than the percentage traditionally experienced by the Company. For 1995 and the period January 1, 1996, through May 1, 1996, selling, general and administrative expenses as a percentage of revenue for APLDDS were 7.3% and 6.0%, respectively.

Depreciation and Amortization

         Depreciation and amortization expense increased to $2.6 million in 1996 from a negligible amount in 1995. Pro forma depreciation and amortization increased to $3.3 million in 1996 from $3.1 million in 1995. As a percentage of pro forma revenue, pro forma depreciation and amortization increased to 0.4% in 1996 from 0.3% in 1995.

Other Income (Expense)

         Interest expense was $1.0 million in 1996 and zero in 1995. All of the interest expensed in 1996 was incurred subsequent to March 17, 1996. Pro forma interest expense increased to $1.3 million in 1996 from $1.2 million in 1995.

         There were three primary components of interest expense. First, the Company assumed or issued $13.2 million of five-year balloon notes in conjunction with the acquisition of Hub Partnerships in March 1996. These notes bear interest at an annual rate of 5.45%. Interest expense on these notes began to decline in the third quarter of 1996 as discretionary payments were made. Second, in conjunction with the acquisition of APLDDS in May 1996, the Company issued notes for $6.0 million bearing interest at an annual rate of 6%. There were no payments made on these notes in 1996. Third, the Company has borrowed to purchase tractors as it continues its strategy of starting small drayage operations to service portions of its own business in those areas where it is needed to enhance customer service. The annual rate of interest on these loans is determined at the time each tractor is purchased at a rate equal to 3% over the two-year Treasury note rate.

         Interest income was $0.8 million in 1996 and $0.1 million in 1995. Pro forma interest income was $0.8 million in 1996 and $0.7 million in 1995.

Minority Interest

         Minority interest was $16.4 million in 1996 and zero in 1995. On a pro forma basis, minority interest was $17.4 million in 1996 and $11.7 million in 1995. Management estimates that 20% of the acquired APLDDS business has accrued to Hub Chicago. To calculate a pro forma minority interest factor, it was estimated that the minority interest would accrue its 70% ownership in Hub Partnerships, which operates 80% of the APLDDS business. As such, minority interest as a percentage of income before minority interest and provision for income taxes of 56% was applied to pro forma income before minority interest for APLDDS for 1995 and the period January 1, 1996, through May 1, 1996.

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

Provision for Income Taxes

         Provision for income taxes was $4.3 million in 1996 and negligible in 1995. Other than an insignificant provision for Illinois replacement tax, the Company had no provision for income taxes prior to March 18, 1996, as the Company was a federally non-taxable subchapter S corporation. The Company is providing for income taxes at a net effective rate of 40% for all income subsequent to March 17, 1996.

Pro Forma Provision For Additional Income Taxes

         Additional pro forma income taxes were $0.2 million in 1996 and $1.0 million in 1995. Additional pro forma provision for income taxes are shown to provide an assumed net effective federal and state income tax rate of 40% of income before taxes for periods prior to March 18, 1996.

Pro Forma Net Income

         Pro forma net income (pro forma only regarding income taxes) increased to $6.8 million in 1996 from $1.6 million in 1995. Pro forma net income (pro forma to provide for income taxes and for the Company's acquisitions) increased to $6.7 million in 1996 from $3.1 million in 1995. The increase in pro forma net income, which gives effect to the Company's acquisitions, is 113.3% when comparing 1996 to 1995. This large increase was significantly influenced by the losses incurred by APLDDS before being acquired by the Company.

Pro Forma Earnings Per Common Share

         Pro forma diluted earnings per common share (pro forma only to provide for income taxes) increased to $1.35 in 1996 from $0.95 in 1995. Pro forma historical diluted earnings per common share (pro forma to provide for income taxes and for the Company's acquisitions) increased to $1.15 in 1996 from $0.59 in 1995. The increase in pro forma earnings per common share, which gives effect to the Company's acquisitions, is 94.9%. This large increase was significantly influenced by the losses incurred by APLDDS before being acquired by the Company.

LIQUIDITY AND CAPITAL RESOURCES

         During 1997, the Company had two significant transactions that affected liquidity. These transactions were the secondary offering of the Company's Class A common stock and the subsequent purchase of the remaining 70% minority interest in Hub Los Angeles and Hub Golden Gate. These two transactions represented a cash inflow of $54.8 million and a cash outflow of $59.4 million. The $59.4 million was recorded as goodwill and will be deducted for tax purposes over a 15-year period.

         The Company had capital expenditures of $8.5 million during 1997. Capital expenditures are principally made to enhance or expand the Company's information systems and network capabilities and, earlier in the year, to purchase tractors to support the Company-owned drayage operations. Part of the Company's strategy is to supplement third party drayage operations with Company-owned tractors to service portions of the Company's intermodal business in those locations where drayage service is limited or where customers require an enhanced level of service which cannot be competitively accommodated by a third-party provider. During 1997, the Company began utilizing operating leases to fulfill it needs for additional tractors.

         The Company maintains a bank line of credit for $5.0 million. The interest rate is set at the bank's discretion at a rate less than or equal to the bank's prime rate. At December 31, 1997, the rate was 8%. As of December 31, 1997, the unused and available portion of this credit line was $5.0 million.

         In September 1997, the Company obtained an unsecured $36.0 million five-year revolving line of credit with a bank. The amount available under the line will decrease by $5.4 million at the beginning of year three and by $7.2 million at the beginning of each of years four and five. The Company can borrow at the prime rate on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR (London Interbank Offered Rate) plus 0.80% to 1.25% based on the Company's funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio. The line of credit agreement contains certain customary covenants. As of December 31, 1997, the unused and available portion of this credit line was $36.0 million. On January 1, 1998, the Company borrowed $15.0 million on the line and used the proceeds to pay off the $15.0 million note issued in December 1996 related to the Company's purchase of the remaining 70% minority interest in Hub North Central.

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

Year 2000

         Based on management's recent assessment, the Company has determined that it is required to modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. If such upgrades or modifications are not made, or are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's results of operations, financial condition and liquidity. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, there could be a material adverse effect on the Company's results of operations, financial condition and liquidity.

         The Company will utilize both internal and external resources to reprogram and test software for Year 2000 compliance. The Company plans to complete the Year 2000 project not later than December 31, 1998. The Year 2000 total project cost is estimated to range from $1.0 million to $1.5 million. Costs are expected to be expensed as incurred. The Company had not incurred significant costs prior to December 31, 1997.

Triggered Call Options

         The Company plans to consolidate all of its Texas operations into one entity after it exercises its options to purchase the remaining 70% minority interests in Hub Rio Grande, Hub Houston and Hub Dallas. The Company estimates that these three minority interest purchases will cost $6.0 million in total.

Revenue

         Management believes there are two significant factors that could negatively influence the Company's revenue growth rate. First, the service disruption in the intermodal industry that peaked in the fourth quarter of 1997 has not yet been fully rectified. Although there has been improvement in the first quarter of 1998, management cannot predict when normal service levels will be restored. Furthermore, due to this service disruption, there may be some customers who switched from using the Company's intermodal service to other carriers' over-the-road service. These customers may choose to continue to utilize these carriers even when intermodal service levels are restored. Second, the Company terminated its contract to provide third-party logistics to a significant customer in January 1998. This customer accounted for $32.5 million of the Company's revenue in 1997. Revenue should be positively impacted if the Company should complete its proposed acquisition of Quality, which had revenue of approximately $70 million in 1997.

Net Revenue

         Management expects fluctuations in the net revenue percentage from quarter-to-quarter caused by changes in business mix, changes in highway brokerage margins, changes in logistics business margins, changes in trailer and container capacity, changes in vendor pricing, changes in intermodal industry growth, changes in intermodal industry service levels and changes in accounting estimates.

Salaries and Benefits

         It is anticipated that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between revenue increases and changes in levels of staffing. Factors that could affect the percentage from staying in the recent historical range are revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses or changes in customer requirements which could result in a lower or higher cost of labor per move.

Selling, General and Administrative

         There are several factors that could cause selling, general and administrative expenses to increase as a percentage of revenue. Should management decide that customer expectations and the competitive environment require restructuring of its information systems and related platforms, there could be significant expenses incurred, some of which would not be capitalized. Costs incurred to formulate the Company's strategy as well as any costs that would be identified as reengineering or training would be expensed. The Company also expects to spend approximately $1.0 million to $1.5 million in programming costs to make its systems compliant with Year 2000 requirements.

Depreciation and Amortization

         Management estimates that as a percentage of revenue, depreciation and amortization will increase in the future. Factors that will cause an increase in the percentage are increased leasehold improvement amortization as operating companies transition to larger facilities, increased software amortization related to the new packages in the truckload brokerage and logistics businesses and a full year of goodwill amortization associated with the minority interests purchased in September 1997 related to Hub Los Angeles and Hub Golden Gate. Should the Company complete its proposed acquisition of Quality, the Company will incur additional goodwill amortization. Should the Company carry out its plan to purchase the remaining 70% minority interests related to Hub Rio Grande, Hub Dallas and Hub Houston, the Company will incur additional goodwill amortization. Factors that could cause an increase in the percentage are additional acquisitions or minority interest purchases as well as increased depreciation expense on any capitalized costs that could be incurred in conjunction with a change in the Company's information systems strategy.

Other Income (Expense)

         Management estimates interest expense will increase primarily due to the increase in debt that will result if the Company completes its proposed acquisition of Quality and concurrently exercises its call options to purchase the remaining 70% minority interests in Hub Rio Grande, Hub Houston and Hub Dallas. The Company estimates that these transactions will increase debt by approximately $16.4 million.

         Management estimates that interest income will likely decrease from current levels. Factors that could cause such a decrease are the possible use of cash to (i) make payments on the balloon notes, (ii) make payments on the APLDDS notes, (iii) make payments on the Company's line of credit, (iv) fund the purchase of the remaining minority interest in any of its operating partnerships, (v) fund working capital needs and (vi) fund capital expenditures.

Minority Interest

         Factors that could have a material impact and result in minority interest percentages of income before minority interest to be outside the historical range are (i) the exercise of any of the Company's options to purchase the remaining minority interest in any of its operating companies and
(ii) disproportionate changes in the profitability of businesses between those which are owned 100% by the Company and those which are owned less than 100% by the Company. The purchase of the remaining minority interests in Hub Los Angeles and Hub Golden Gate in September 1997, assuming all other factors affecting minority interest are equal, should cause minority interest as a percentage of income before minority interest to decline. The decline in this percentage should be even greater if the Company exercises its existing triggered call options for Hub Rio Grande, Hub Houston and Hub Dallas.

Earnings Per Common Share

         Management believes the Company will continue to see downward pressure on diluted earnings per common share in 1998 as the railroad industry continues to rectify its the well-publicized intermodal service problems that peaked during the fourth quarter of 1997. Diluted earnings per common share were $0.40 in the fourth quarter of 1996 and dropped to $0.36 in the fourth quarter of 1997. The first quarter of 1997 resulted in diluted earnings per common share of $0.33. It is management's belief that diluted earnings per common share in the first quarter of 1998 will decrease $0.10 to $0.13 from the same quarter in 1997. A decline in diluted earnings per common share from the prior year will likely continue until the intermodal industry recovers from its service problems and reestablishes itself as a dependable service provider.

Liquidity and Capital Resources

         The Company has the continuing option, exercisable any time after the local in-charge executive currently associated with an operating partnership ceases to be an employee, to purchase the remaining interest in that partnership. The future exercise of such options could result in the need for significant funds. Those funds may come from existing cash, third-party debt, other financing or any combination thereof.

         The Company expects to complete the acquisition of Quality as well as exercise its call options related to Hub Rio Grande, Hub Dallas and Hub Houston. Management believes its line of credit will be sufficient to fund the cash requirements related to these transactions.

         The Company believes that cash, cash to be provided by operations and cash available under its lines of credit will be sufficient to meet the Company's short-term working capital and capital expenditure needs. The Company believes that the aforementioned items are sufficient to meet its anticipated long-term working capital, capital expenditure and debt repayment needs through at least the year 2002.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


Report of Independent Accountants                                            21

Consolidated Balance Sheets - December 31, 1997 and December 31, 1996        22

Consolidated Statements of Operations - Years ended December 31, 1997,
  December 31, 1996 and December 31, 1995                                    23

Consolidated Statements of Stockholders' Equity - Years ended
  December 31, 1997, December 31, 1996 and December 31, 1995                 24

Consolidated Statements of Cash Flows - Years ended December 31, 1997,
  December 31, 1996 and December 31, 1995                                    25

Notes to Consolidated Financial Statements                                   26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Hub Group, Inc.:

         We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hub Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-1 is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                         ARTHUR ANDERSEN LLP

Chicago, Illinois
February 15, 1998
(except with
 respect to the
 matter discussed
 in Note 16, as to
 which the date is
 February 20, 1998)

                                                 HUB GROUP, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                   (in thousands)

                                                                                     December 31,
                                                                                ----------------------
                                                                                   1997         1996
                                                                                ---------    ---------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                   $  12,056    $  13,893
    Accounts receivable, net                                                      127,673      114,125
    Deferred taxes                                                                  1,222          --
    Prepaid expenses and other current assets                                       1,961        3,532
                                                                                ---------    ---------
      TOTAL CURRENT ASSETS                                                        142,912      131,550

  PROPERTY AND EQUIPMENT, net                                                      19,616       15,105
  GOODWILL, net                                                                   102,151       42,255
  DEFERRED TAXES                                                                    2,479       11,357
  OTHER ASSETS                                                                        668          958
                                                                                ---------    ---------
      TOTAL ASSETS                                                              $ 267,826    $ 201,225
                                                                                =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable
      Trade                                                                     $ 102,364    $  94,884
      Other                                                                        12,639        8,144
    Accrued expenses
      Payroll                                                                       6,013        4,988
      Other                                                                         3,259        3,186
    Deferred taxes                                                                      -        1,307
    Current portion of long-term debt                                               3,428        3,164
                                                                                ---------    ---------
         TOTAL CURRENT LIABILITIES                                                127,703      115,673

  LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                        22,873       28,714
  CONTINGENCIES AND COMMITMENTS
  MINORITY INTEREST                                                                 6,788       10,714
  STOCKHOLDERS' EQUITY:
    Preferred stock                                                                     -            -
    Common stock                                                                       77           59
    Additional paid-in capital                                                    109,878       55,083
    Purchase price in excess of predecessor basis                                 (25,764)     (25,764)
    Tax benefit of purchase price in excess of predecessor basis                   10,306       10,306
    Retained earnings                                                              15,965        6,440
                                                                                ---------    ---------
      TOTAL STOCKHOLDERS' EQUITY                                                  110,462       46,124
                                                                                ---------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 267,826    $ 201,225
                                                                                =========    =========

     The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                           HUB GROUP, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands, except per share amounts)


                                                                         Years Ended December 31,
                                                                 --------------------------------------
                                                                     1997           1996        1995
                                                                 -----------    -----------   ---------
REVENUE:
    Trade                                                        $ 1,064,479    $  750,784    $ 66,696
    Affiliates                                                            -          3,459      14,712
                                                                 ------------   -----------   ---------
       Total revenue                                               1,064,479       754,243      81,408

TRANSPORTATION COSTS                                                 934,624       662,679      75,142
                                                                 ------------   -----------   ---------
       Net revenue                                                   129,855        91,564       6,266

COSTS AND EXPENSES:
    Salaries and benefits                                             64,280        43,913       2,457
    Selling, general and administrative                               27,478        17,147       1,196
    Depreciation and amortization                                      4,602         2,579          46
                                                                 ------------   -----------   ---------
       Total costs and expenses                                       96,360        63,639       3,699

          Operating income                                            33,495        27,925       2,567
                                                                 ------------   -----------   ---------

OTHER INCOME (EXPENSE):
    Interest expense                                                  (2,225)         (996)         -
    Interest income                                                    1,466           786          71
    Other, net                                                           133           (11)         -
                                                                 ------------   -----------   ---------
       Total other income (expense)                                     (626)         (221)         71

Income before minority interest and provision for income taxes        32,869        27,704       2,638
                                                                 ------------   -----------   ---------

Minority interest                                                     16,995        16,366          -
                                                                 ------------   -----------   ---------

Income before provision for income taxes                              15,874        11,338       2,638

Provision for income taxes                                             6,349         4,294          39
                                                                 ------------   -----------   ---------

Historical net income                                            $     9,525    $    7,044    $  2,599
                                                                 ============   ===========   =========

Historical basic earnings per common share                       $      1.48    $     1.41    $   1.56
                                                                 ============   ===========   =========
Historical diluted earnings per common share                     $      1.46    $     1.39    $   1.56
                                                                 ============   ===========   =========

Pro forma provision for additional income taxes                                        241       1,016
                                                                                -----------   ---------

Pro forma net income                                                            $    6,803    $  1,583
                                                                                ===========   =========

Pro forma basic earnings per common share                                       $     1.36    $   0.95
                                                                                ===========   =========
Pro forma diluted earnings per common share                                     $     1.35    $   0.95
                                                                                ===========   =========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                                       HUB GROUP, INC
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        For the three years ended December 31, 1997
                                (in thousands, except shares)

                                                                                        Tax Benefit
                                                                          Purchase      of Purchase
                                                                          Price in         Price
                                         Common Stock      Additional     Excess of    in Excess of
                                    ----------------------   Paid-in     Predecessor    Predecessor    Retained   Stockholders'
                                       Shares     Amount     Capital        Basis          Basis       Earnings      Equity
                                    ---------- ----------- ------------ -------------- -------------- ----------  -------------
Balance at January 1, 1995                200    $    25    $       17   $         -    $        -     $  1,727   $     1,769
   Net income                              -          -             -              -             -        2,599         2,599
   Distributions to stockholders           -          -             -              -             -       (3,205)       (3,205)
   Issuance of common stock               100          1             1             -             -          -               2
                                    ---------- ----------- ------------ -------------- -------------- ----------- -------------
Balance at December 31, 1995              300         26            18             -             -        1,121         1,165
   Net income                              -          -             -              -             -        7,044         7,044
   Distributions to stockholders           -         (25)          (17)            -             -       (1,725)       (1,767)
   Issuance of common stock in
    acquisition                     1,662,296         -             -              -             -          -             -
   Retirement of shares acquired         (200)        -             -              -             -          -             -
   Sale of common stock in
    initial public offering, net    4,261,250         59        55,083             -             -          -          55,142
   Acquisition of general
    partnership interests                  -          -             -        (25,764)         10,306        -         (15,458)
   Purchase of common stock              (100)        (1)           (1)            -             -          -              (2)
                                    ---------- ----------- ------------ -------------- -------------- ----------- -------------
Balance at December 31, 1996        5,923,546         59        55,083       (25,764)         10,306      6,440        46,124
   Net income                              -          -             -              -             -        9,525         9,525
   Sale of common stock in
     initial public offering, net          -          -            (45)            -             -          -             (45)
   Sale of common stock in
     secondary offering, net        1,725,000         18        54,745             -             -          -          54,763
   Exercise of non-qualified
    stock options                       4,700         -             95             -             -          -              95
                                    ========== =========== ============ ============== ============== =========== =============
Balance at December 31, 1997        7,653,246    $    77    $  109,878   $   (25,764)   $     10,306   $ 15,965   $   110,462
                                    ========== =========== ============ ============== ============== =========== =============


      The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                    HUB GROUP, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in thousands)

                                                                                         Years Ended December 31,
                                                                                --------------------------------------------
                                                                                      1997           1996           1995
                                                                                -------------- -------------- --------------
Cash flows from operating activities:
    Net income                                                                  $      9,525   $      7,044   $     2,599
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                  5,688          2,786            46
        Deferred taxes                                                                 6,349          2,722            -
        Minority interest                                                             16,995         16,366            -
        Gain on sale of assets                                                          (107)           (59)           -
        Changes in working capital, net of effects of purchase transactions:
          Accounts receivable, net                                                   (13,663)       (29,976)         (757)
          Prepaid expenses and other current assets                                    1,583         (1,801)           14
          Accounts payable                                                            11,759         20,851          (629)
          Accrued expenses                                                             1,023          2,549           (44)
          Other assets                                                                   303           (106)           48
                                                                                -------------- -------------- --------------
           Net cash provided by operations                                            39,455         20,376         1,277
                                                                                -------------- -------------- --------------
Cash flows from investing activities:
    Cash used in acquisitions, net                                                      (164)       (37,459)           -
    Purchases of minority interest                                                   (60,955)        (2,513)           -
    Purchases of property and equipment, net                                          (8,488)        (7,862)          (98)
                                                                                -------------- -------------- --------------
           Net cash used in investing activities                                     (69,607)       (47,834)          (98)
                                                                                -------------- -------------- --------------
Cash flows from financing activities:
    Proceeds from sale of common stock in initial public offering, net                   (45)        52,945            -
    Proceeds from sale of common stock in secondary offering, net                     54,763             -             -
    Proceeds from sale of common stock                                                    95             -              2
    Purchase of common stock                                                              -              (2)           -
    Distributions to stockholders                                                         -          (1,104)       (3,205)
    Distributions to minority interest                                               (20,921)        (5,814)           -
    Payments on long-term debt                                                        (6,409)        (7,271)           -
    Proceeds from issuance of long-term debt                                             832          2,595            -
                                                                                -------------- -------------- --------------
           Net cash provided by (used in) financing activities                        28,315         41,349        (3,203)
                                                                                -------------- -------------- --------------
Net increase/(decrease) in cash                                                       (1,837)        13,891        (2,024)
Cash and cash equivalents, beginning of period                                        13,893              2         2,026
                                                                                -------------- -------------- --------------
Cash and cash equivalents, end of period                                        $     12,056   $     13,893   $         2
                                                                                ============== ============== ==============
Supplemental disclosures of cash flow information Cash paid for:
       Interest                                                                 $        342   $        117   $        -
       Income taxes                                                                      386          2,344            41
    Non-cash investing and financing activities:
       Notes payable issued as distributions to stockholders                    $         -    $        663   $        -
       Note payable issued to purchase minority interest                                  -          14,970            -

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

Cash and cash equivalents: The Company considers as cash equivalents all highly liquid instruments with an original maturity of three months or less. Checks outstanding, net, of approximately $6,425,000 and $1,548,000 at December 31, 1997 and 1996, respectively, are included in accounts payable.

Receivables: The Company's reserve for uncollectible accounts receivable was approximately $303,000 and $405,000 at December 31, 1997, and 1996, respectively.

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

Goodwill: Goodwill is amortized on the straight-line method over 40 years. On an ongoing basis, the Company estimates the future undiscounted cash flows before interest of the operating units to which goodwill relates in order to evaluate impairment. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. The Company has not experienced any impairment of goodwill. Accumulated goodwill amortization was $2,050,000 and $525,000 as of December 31, 1997 and 1996, respectively.

Concentration of Credit Risk: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. The Company primarily serves customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 1996 and 1997. One customer in the food industry accounted for approximately 30% of revenue in 1995. Another customer in the consumer household products industry accounted for 11.2% of revenue in 1995. The Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable risk is limited.

Revenue Recognition: Revenue represents sales of services to customers. Revenue is recognized based on relative transit time.

Income Taxes: Prior to March 18, 1996, the Company had elected to be taxed as an S corporation under the Internal Revenue Code. The income of an S corporation is taxable to its stockholders rather than the Company itself. Income tax expense incurred prior to March 18, 1996, represents Illinois replacement tax. On March 18, 1996, the Company became a taxable C corporation. The pro forma provision for additional income taxes was calculated assuming the Company was operating as a taxable C corporation since January 1, 1995. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Common Share: In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS 128") addressing earnings per share. SFAS 128 changed the methodology of calculating earnings per share and requires disclosure of basic earnings per share and diluted earnings per share. The company adopted SFAS 128 in December 1997 and has retroactively restated all periods presented. Basic earnings per common share are based on the average quarterly weighted average number of Class A and Class B shares of common stock outstanding. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options. In computing the per share effect of assumed exercise, funds which would have been received from the exercise of options, including tax benefits assumed to be realized, are considered to have been used to purchase shares at current market prices, and the resulting net additional shares are included in the calculation of weighted average shares outstanding.

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

Reclassifications: Certain items previously reported have been reclassified to conform with the 1997 presentation.

NOTE 2.  Capital Structure

         On March 8, 1995, Hub Group, Inc. was incorporated and issued 100 shares of Class A common stock to the sole incorporator. On March 18, 1996, Hub Group, Inc. purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition through the issuance of 1,000,000 shares of the Company's Class A common stock and 662,296 shares of the Company's Class B common stock. The rights of holders of Class A common stock and Class B common stock are identical, except each share of Class B common stock entitles its holder to 20 votes, while each share of Class A common stock entitles its holder to one vote. Hub Chicago has been accounted for similar to the pooling of interests method of accounting and has been included in all periods presented on a historical cost basis.

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

         On October 31, 1997, the Company acquired the remaining 50% interest in its international logistics joint venture, HLX Company, LLC for $300,000. The acquisition was recorded using the purchase method of accounting resulting in goodwill of $466,000.

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

         The following summarizes the effects of businesses acquired and accounted for as purchases in 1996 as if they had been acquired as of January 1, 1995:

                                                               (Unaudited)
                                                        Years Ended December 31,
                                                        ------------------------
                                                            1996         1995
                                                        -----------  -----------
                                                                 (000's)
Revenue as reported                                     $  754,243   $   81,408
Revenue of purchased businesses for period prior to
  acquisitions, net of eliminations                        184,660      810,343
                                                        -----------  -----------
Pro forma revenue                                       $  938,903   $  891,751
                                                        -----------  -----------

Historical net income as reported                       $    7,044   $    2,599
Net income (loss) of purchased businesses for
  period prior to acquisitions                                (260)         920
Adjustment for goodwill amortization                           (96)        (383)
                                                        -----------  -----------
Pro forma net income                                    $    6,688   $    3,136
                                                        -----------  -----------

Historical diluted earnings per share as reported       $     1.39   $     1.56
Effect of purchased businesses prior to acquisitions         (0.24)       (0.97)
                                                        -----------  -----------
Pro forma historical diluted earnings per share         $     1.15   $     0.59
                                                        -----------  -----------

Business acquisitions which involved the use of cash were accounted for as follows:

                                                                           Years Ended
                                                                           December 31,
                                                                     -----------------------
                                                                        1997         1996
                                                                     ----------- -----------
                                                                            (000's)
Accounts receivable                                                  $    (115)  $    75,576
Prepaid expenses and other current assets                                   12         1,584
Property and equipment                                                      79         9,308
Goodwill                                                                   466        25,297
Deferred tax benefit, net                                                   -         10,575
Other assets                                                                13           628
Accounts payable                                                          (216)      (74,694)
Accrued expenses                                                           (75)       (5,190)
Long-term debt                                                              -        (20,921)
Minority interest                                                           -           (162)
Purchase price in excess of predecessor basis                               -         25,764
Tax benefit of purchase price in excess of predecessor basis                -        (10,306)
                                                                     ----------- ------------
Cash used in acquisitions, net                                       $     164   $    37,459
                                                                     ----------- ------------

NOTE 4.  Earnings per Share

         The following is a reconciliation of the Company's Earnings per Share:

                                        Year Ended                    Year Ended                Year Ended
                                     December 31, 1997           December 31, 1996          December 31, 1995
                                   -----------------------    -----------------------    -----------------------
                                       (000's)                    (000's)                    (000's)
                                   --------------             --------------             --------------
                                                  Per-Share                  Per-Share                  Per-Share
                                   Income  Shares   Amount    Income  Shares  Amount     Income  Shares  Amount
                                   ------  ------ ---------   ------  ------ ---------   ------  ------ ---------
Historical Basic EPS
   Income available to
      common stockholders          $9,525    6,420   $1.48    $7,044   5,000   $1.41     $2,599   1,662   $1.56
                                   ------  ------ ---------   ------  ------ ---------   ------  ------ ---------
Effect of Dilutive Securities
   Stock options                       -       114      -         -       58      -          -       -       -
                                   ------  ------ ---------   ------  ------ ---------   ------  ------ ---------
Historical Diluted EPS
   Income available to
      common stockholders
      plus assumed exercises       $9,525    6,534   $1.46    $7,044   5,058   $1.39     $2,599   1,662   $1.56
                                   ------  ------ ---------   ------  ------ ---------   ------  ------ ---------

NOTE 5.  Purchases of Minority Interest

         On August 1, 1996, the Company purchased the remaining 70% minority interest in Hub City Tennessee, L.P. for approximately $2,513,000 in cash.

         On December 12, 1996, the Company purchased the remaining 70% minority interest in Hub City North Central, L.P. in exchange for a note for approximately $14,970,000.

         On March 1, 1997, the Company purchased an approximate 44% minority interest in Hub Group Distribution Services for approximately $1,576,000 in cash.

          On September 17, 1997, the Company purchased the remaining 70% minority interests in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. for approximately $59,379,000 in cash.

         On October 31, 1997, the Company purchased the remaining 70% minority interest in Hub City New Orleans, L.P. for one dollar.

         As the amount paid for each of the purchases of minority interest equaled the basis in excess of the fair market value of assets acquired and liabilities assumed, the amount paid was recorded as goodwill.

NOTE 6.  Property and Equipment

Property and equipment consist of the following:

                                                        Years Ended December 31,
                                                            1997       1996
                                                        ----------- ------------
                                                               (000's)
Land                                                      $     56   $      92
Building and improvements                                      233         841
Leasehold improvements                                         886         629
Computer equipment and software                             14,512       8,305
Furniture and equipment                                      4,172       3,419
Transportation equipment and automobiles                     5,828       4,541
                                                        ----------- ------------
                                                            25,687      17,827
Less:  Accumulated depreciation and amortization            (6,071)     (2,722)
                                                        ----------- ------------
  PROPERTY AND EQUIPMENT, net                             $ 19,616   $  15,105
                                                        =========== ============

NOTE 7.  Income Taxes

         The following is a reconciliation of the Company's effective tax rate to the federal statutory tax rate:

                                                        Years Ended December 31,
                                                             1997        1996
                                                        ------------ -----------
U.S. federal statutory rate                                   34.0%       34.0%
State taxes, net of federal benefit                            6.0         6.0
Income earned as non-taxable Subchapter S corporation
  prior to March 18, 1996                                        -        (2.1)
                                                        ------------ -----------
Net effective rate                                            40.0%       37.9%
                                                        ------------ -----------

         The following is a summary of the Company's provision for income taxes:

                                                        Years Ended December 31,
                                                           1997        1996
                                                       -----------  ------------
                                                                (000's)
Current
    Federal                                             $      -     $    1,336
    State and local                                            -            236
                                                       -----------  ------------
                                                               -          1,572
                                                       -----------  ------------

Deferred
    Federal                                                 5,397         2,314
    State and local                                           952           408
                                                       -----------  ------------
                                                            6,349         2,722
                                                       -----------  ------------
          Total provision                               $   6,349    $    4,294
                                                       -----------  ------------

         The following is a summary of the Company's deferred tax assets and liabilities:

                                                                 Years Ended December 31,
                                                                      1997       1996
                                                                 ------------ -----------
                                                                          (000's)
Reserve for uncollectible accounts receivable                     $      361   $     152
Accrued compensation                                                     172         206
Net operating loss carryforward                                        2,635          -
                                                                 ------------ -----------
    Current deferred tax asset                                         3,168         358

Property and equipment                                                 1,851       8,531
Income tax basis in excess of financial basis of goodwill             11,012      11,845
                                                                 ------------ -----------
    Long-term deferred tax asset                                      12,863      20,376
                                                                 ------------ -----------
            Total deferred tax asset                              $   16,031   $  20,734
                                                                 ------------ -----------

Prepaids                                                          $      (53)  $     (43)
Receivables                                                           (1,893)     (1,622)
                                                                 ------------ -----------
    Current deferred tax liability                                    (1,946)     (1,665)

Goodwill                                                             (10,384)     (9,019)
                                                                 ------------ -----------
        Total deferred tax liability                              $  (12,330)  $ (10,684)
                                                                 ------------ -----------

NOTE 8.  Long-Term Debt and Financing Arrangements

         Fair value approximates book value at the balance sheet dates.

                                                                                   Years Ended December 31,
                                                                                -----------------------------
                                                                                     1997            1996
                                                                                -------------- --------------
                                                                                           (000's)
Installment notes payable due through 2001, monthly installments ranging from
  $365 - $16,898, including interest, ranging from 2.9%
  to 10.9%, collateralized by certain equipment                                  $     2,948    $     2,976
Unsecured balloon notes, interest compounded annually at 5.45%, interest and
  principal due March, 2001 (see Note 12)                                              4,032          7,533
Mortgage note payable due in 1998 with monthly installments of $2,381, including
  interest at 8.5%, collateralized by certain property                                   195            206
Notes payable due in three equal annual principal payments of $2,000,000 beginning on May 2, 1997, interest is due at the time the principal is paid at
  6% compounded annually                                                               4,000          6,000
Note payable due January 1, 1998, with interest at an annual rate of 7% (see
  Note 12 and below)                                                                  14,970         14,970
Capital lease obligations, collateralized by certain equipment                           156            193
                                                                                -------------- --------------
Total long-term debt                                                                  26,301         31,878
Less current portion                                                                  (3,428)        (3,164)
                                                                                -------------- --------------
                                                                                 $    22,873    $    28,714
                                                                                -------------- --------------

         The note payable for $14,970,000 due on January 1, 1998 was refinanced through the $36.0 million credit facility which is described below and is classified as long-term.

         Aggregate principal payments, in thousands, due subsequent to December 31, 1997, are as follows:

1998                                                           $    3,428
1999                                                                3,068
2000                                                                  729
2001                                                                4,106
2002                                                               14,970
                                                               ----------
                                                               $   26,301
                                                               ----------

         On March 18, 1996, the Company assumed a line of credit for $5,000,000 which was unused at December 31, 1997 and 1996. At December 31, 1997, the interest rate was 8.00%. The interest rate is set at the bank's discretion at a rate less than or equal to the bank's prime rate. Borrowings are secured by certain assets. The line of credit has no expiration date. In October 1996, the Company authorized the issuance of a standby letter of credit for $1,000,000, which has no expiration date.

         On September 17, 1997, the Company closed on an unsecured $36.0 million five-year revolving line of credit with a bank. The amount available under the line will decrease by $5.4 million at the beginning of year three and by $7.2 million at the beginning of each of years four and five. The Company can borrow at the prime rate on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR (London Interbank Offered Rate) plus 0.80% to 1.25% based on the Company's funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio. The credit facility also contains certain financial covenants which, among others, requires that the Company maintain required levels of EBITDA, funded debt to EBITDA, fixed charge coverage and current assets to current liabilities. In addition, there are limitations on additional indebtedness as well as acquisitions and minority interest purchases. The Company was in compliance with these covenants at December 31, 1997. The line was unused at December 31, 1997.

NOTE 9.  Rental Expense and Lease Commitments

         Minimum annual rental commitments, in thousands, at December 31, 1997, under noncancellable operating leases, principally for real estate and equipment, are payable as follows:

1998                                                           $    4,098
1999                                                                3,429
2000                                                                2,807
2001                                                                2,275
2002                                                                1,444
2003                                                                   26
                                                               ----------
                                                               $   14,079
                                                               ----------

         Total rental expense was approximately $4,535,000, $2,773,000 and $121,000 for 1997, 1996 and 1995, respectively. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.

NOTE 10. Stock-Based Compensation Plan

         Concurrent with the initial public offering the Company adopted a Long-Term Incentive Plan (the "1996 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 450,000. Concurrent with the secondary offering the Company adopted a second Long-Term Incentive Plan (the "1997 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 150,000. Under the 1996 and 1997 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant.

         The Company currently utilizes Accounting Principles Board Opinion No. 25 in its accounting for stock options. In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-based Compensation." The accounting method as provided in the pronouncement is not required to be adopted; however, it is encouraged. The Company is not adopting the accounting provisions of Statement 123. Had the Company accounted for its stock options in accordance with Statement 123, pro forma net income and pro forma earnings per share would have been:

                                                        Years Ended December 31,
                                                            1997        1996
                                                        ----------- ------------
Pro forma net income as reported (000's)                    9,525        6,803
Pro forma net income pro forma for Statement 123 (000's)    9,261        6,599
Historical basic earnings per common share pro forma for
   Statement 123                                          $  1.44     $   1.32
Historical diluted earnings per common share pro forma
   for Statement 123                                      $  1.42     $   1.30

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

         For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming:

                                                        Years Ended December 31,
                                                             1997       1996
                                                        ----------- ------------
Dividend yield                                                0.0%        0.0%
Risk-free interest rate                                       5.8%        6.5%
Volatility factor                                            40.0%       25.0%
Expected life in years                                        6.0         6.0

Information regarding these option plans for 1997 and 1996 is as follows:

                                                             1997                           1996
                                              --------------------------------  ---------------------------
                                                                Weighted Avg.                Weighted Avg.
                                                   Shares       Exercise Price    Shares     Exercise Price
                                              ----------------- --------------  ----------   --------------
Options outstanding, beginning of year                 357,500   $      14.00        -        $        -
Options exercised                                       (4,700)         14.00        -                 -
Options granted                                         49,000          29.23    362,500            14.00
Options forfeited                                          -               -      (5,000)           14.00
                                              ----------------- --------------  ----------   --------------
Options outstanding, end of year                       401,800   $      15.86    357,500      $     14.00
Weighted-average fair value of options
   granted during the year                    $          11.02                  $   5.54
Option price range at end of year             $14.00 to $31.25                  $  14.00
Option price for exercised shares             $          14.00                  $    -
Options available for grant at end of year             193,500                    92,500

The following table summarizes information about options outstanding at December 31, 1997:

                       Options Outstanding                              Options Exercisable
--------------------------------------------------------------------  -----------------------
                                       Weighted Avg.   Weighted Avg.            Weighted Avg.
      Range of          Number           Remaining       Exercise       Number    Exercise
 Exercise Prices       of Shares     Contractual Life     Price       of Shares    Price
-----------------      ---------     ----------------   -----------   --------- -------------
$          14.00         352,800                8.19    $     14.00      71,600   $    14.00
$          29.00          44,000                9.82          29.00         -            -
$          31.25           5,000                9.90          31.25         -            -
                       ---------     ----------------   -----------   ---------  ------------
$14.00 to $31.25         401,800                8.39    $     15.86      71,600   $    14.00


NOTE 11. Profit-Sharing Plan

         The Company has numerous profit-sharing plans and trusts under section 401(k) of the Internal Revenue Code. Generally, for every dollar the employee contributes, the Company will contribute an additional $.20 up to $100. In addition, the Company may make a profit sharing contribution at its discretion. Historically, the Company has contributed an amount equal to 3% of each participant's compensation up to a maximum of $4,800. The Company's contributions to the Plan were approximately $1,163,000, $704,000 and $50,000 for 1997, 1996 and 1995, respectively.

NOTE 12. Related Party Transactions

         In connection with the acquisition of a controlling interest in each of the Hub Partnerships, the Company paid cash to the Class B Common Stock ("Class B") stockholders, some of whom are officers of the Company, as well as officers of the Company who are not Class B stockholders, totaling approximately $16,571,000. The Company, related to this acquisition, also assumed balloon notes that are payable, in part, to the above related parties totaling approximately $4,758,000. Approximately 33% of the balloon notes payable at December 31, 1997 and 1996, is due to the related parties. The Class B stockholders have voting control over the Company. The same related parties described above also continue to receive approximately 33% of minority interest distributions of income from the Company. Furthermore, these parties received cash and notes from the Company totaling approximately $24,366,000 when it acquired minority interest in Hub City Tennessee, L.P., Hub City North Central, L.P., Hub City Los Angeles, L.P., Hub City Golden Gate, L.P. and Hub Group Distribution Services.

         The Company provided transportation services to Hub Partnerships prior to acquiring Hub Partnerships on March 18, 1996. Revenue from Hub Partnerships was $3,459,000 and $14,712,000 for the period January 1 through March 17, 1996 and 1995, respectively. Net fees were approximately $104,000 and $440,000 for the period January 1 through March 17, 1996 and 1995, respectively.

         Hub Partnerships provided transportation services to the Company prior to being acquired, which resulted in costs of $3,880,000 and $21,720,000 for the period January 1 through March 17, 1996 and 1995, respectively.

         The Company paid assessment fees based primarily on volume and sales commission expenses to Hub Partnerships prior to acquiring Hub Partnerships. These charges totaled approximately $112,000 and $670,000 for the period January 1 through March 17, 1996 and 1995, respectively.

         The Company leased a building from a shareholder. Monthly payments in 1995 were $9,178 and extended through November 1996. The Company no longer leased the building from a shareholder beginning in December 1996.

NOTE 13. Legal Matters

         In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

NOTE 14. Equity

                                                        December 31, 1997
                                                   --------------------------
                                                                   Issued and
                                                   Authorized     Outstanding
                                                   -----------   ------------
Preferred stock, $.01 par value                     2,000,000            -
Class A common stock, $.01 par value               12,337,700      6,990,950
Class B common stock, $.01 par value                  662,300        662,296

                                                        December 31, 1996
                                                   --------------------------
                                                                   Issued and
                                                   Authorized     Outstanding
                                                   -----------   ------------
Preferred stock, $.01 par value                     2,000,000            -
Class A common stock, $.01 par value               12,337,700      5,261,250
Class B common stock, $.01 par value                  662,300        662,296


NOTE 15. Selected Quarterly Financial Data (Unaudited)

         The following table sets forth selected quarterly financial data for each of the quarters in 1997 and 1996 (in thousands, except per share amounts):

                                                                         Quarters
                                                  --------------------------------------------------------
                                                     First         Second         Third        Fourth
                                                  ------------- -------------- ------------ --------------
Year Ended December 31, 1997:
Revenue                                            $   251,120   $   268,200    $  273,521   $   271,638
Net revenue                                             30,214        32,460        33,767        33,414
Operating income                                         7,916         8,392         9,706         7,481
Historical net income                                    1,978         2,217         2,557         2,773
Historical basic earnings per share                $      0.33   $      0.37    $     0.41   $      0.36
Historical diluted earnings per share              $      0.33   $      0.37    $     0.41   $      0.36


                                                                         Quarters
                                                  --------------------------------------------------------
                                                     First         Second         Third        Fourth
                                                  ------------- -------------- ------------ --------------
Year Ended December 31, 1996:
Revenue                                            $    48,797   $    209,236   $  238,584   $   257,626
Net revenue                                              5,385         25,124       28,707        32,348
Operating income                                         1,755          6,843        8,951        10,376
Historical net income                                      883          1,662        2,105         2,394
Historical basic earnings per share                $      0.40   $       0.28   $     0.35   $      0.40
Historical diluted earnings per share              $      0.40   $       0.28   $     0.35   $      0.40
Pro forma net income                                       642          1,662        2,105         2,394
Pro forma basic earnings per share                 $      0.29   $       0.28   $     0.35   $      0.40
Pro forma diluted earnings per share               $      0.29   $       0.28   $     0.35   $      0.40

NOTE 16. Subsequent Event

         On February 20, 1998, the Company signed letters of intent to acquire all of the outstanding stock of Quality Intermodal Corporation ("Quality"). The Company has offered to pay $4.1 million in cash and $6.3 million through the issuance of a three-year note, bearing interest at an annual rate of 5.6%, for all of Quality's stock.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.
                                    PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 19, 1998, sets forth certain information with respect to the directors of the Registrant and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

Item 11.      EXECUTIVE COMPENSATION

     The section entitled "Compensation of Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 19, 1998, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 19, 1998, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 19, 1998, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and it is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

     (a)(1) Financial Statements

              The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

              Report of Independent Accountants

              Consolidated Balance Sheets - December 31, 1997 and December 31, 1996

              Consolidated Statements of Operations - Years ended December 31, 1997, December 31, 1996 and December 31, 1995

              Consolidated Statements of Stockholders' Equity - Years ended December 31, 1997, December 31, 1996 and December 31, 1995

              Consolidated Statements of Cash Flows - Years ended December 31, 1997, December 31, 1996 and December 31, 1995

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

              None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 1998                             HUB GROUP, INC.

                             By /s/ David P. Yeager
                                David P. Yeager
                                Chief Executive Officer and Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                                                        Title                                     Date
  /s/  Phillip C. Yeager           Chairman and Director                                     March 23, 1998
       Phillip C. Yeager

 /s/   David P. Yeager             Vice Chairman, Chief Executive Officer and Director       March 23, 1998
       David P. Yeager

 /s/   William L. Crowder          Vice President-Finance and Chief Accounting Officer       March 23, 1998
       William L. Crowder          (Principal Financial and Accounting Officer)

 /s/   Thomas L. Hardin            President, Chief Operating Officer and Director           March 23, 1998
       Thomas L. Hardin

 /s/   Charles R. Reaves           Director                                                  March 23, 1998
       Charles R. Reaves

 /s/   Martin P. Slark             Director                                                  March 23, 1998
       Martin P. Slark

 /s/   Gary D. Eppen               Director                                                  March 23, 1998
       Gary D. Eppen

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


Hub Partnerships
----------------

Report of Independent Accountants                                           F-2

Combined Statements of Operations - For the period January 1 through
March 17, 1996 and the year ended December 31, 1995                         F-3

Combined Statements of Stockholders' Equity - For the period January 1
through March 17, 1996 and the year ended December 31, 1995                 F-4

Combined Statements of Cash Flows - For the period of January 1
through March 17, 1996 and the year ended December 31, 1995                 F-5

Notes to Combined Financial Statements                                      F-6

Hub Group, Inc.
---------------

Schedule II  - Valuation and Qualifying Accounts                            S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Hub Partnerships:

         We have audited the accompanying combined statements of operations, stockholders' equity and cash flows for the period January 1, 1996 through March 17, 1996 and the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined statements of operations, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the combined statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Hub Partnerships for the period January 1, 1996 through March 17, 1996, in conformity with generally accepted accounting principles.


                                           ARTHUR ANDERSEN LLP

Chicago, Illinois
February 6, 1997

                                HUB PARTNERSHIPS
                        COMBINED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                  January 1,      Year Ended
                                                   through        December 31,
                                                March 17, 1996         1995
                                                --------------   -------------
REVENUE:
     Trade                                       $    142,413     $   644,124
     Affiliate                                          3,992          22,390
                                                --------------   -------------
         Total revenue                                146,405         666,514

PURCHASED TRANSPORTATION                              128,405         584,840
                                                --------------   -------------
     Net revenue                                       18,000          81,674

COSTS AND EXPENSES:
     Salaries and benefits                              9,807          41,049
     Selling, general and administrative                3,393          16,052
     Depreciation and amortization                        553           2,453
                                                --------------   -------------
         Total costs and expenses                      13,753          59,554

         Operating income                               4,247          22,120
                                                --------------   -------------

OTHER INCOME (EXPENSE):
     Interest expense                                     (56)           (147)
     Interest income                                      120             623
     Other, net                                            95             462
                                                --------------   -------------
         Total other income                               159             938

INCOME BEFORE INCOME TAXES                              4,406          23,058

INCOME TAXES                                              126             290
                                                --------------   -------------

NET INCOME                                       $      4,280     $    22,768
                                                ==============   =============


         The accompanying notes to combined financial statements are an integral part of these statements.

                                               HUB PARTNERSHIPS
                                  COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    For the year ended December 31, 1995 and
                                        January 1, 1996 to March 17, 1996
                                          (in thousands, except shares)


                                                Common Stock        Additional                                 Total
                                           ------------------------  Paid-in     Treasury    Retained     Stockholders'
                                             Shares       Amount     Capital      Stock      Earnings         Equity
                                           ------------ ----------- ----------- ----------- ------------  ---------------

Balance at January 1, 1995                     105,750   $   1,918  $     509   $     (32)  $   13,331     $     15,726
    Net income                                     -           -          -           -         22,768           22,768
    Distributions to stockholders                  -           -          -           -        (24,122)         (24,122)
    Stock issued                                    50          25        120         -            -                145
    Retained earnings allocable to
        mandatorily redeemable stock               -           -          -           -         (2,780)          (2,780)
                                           ------------ ----------- ----------- ----------- ------------  ---------------
Balance at December 31, 1995                   105,800       1,943        629         (32)       9,197           11,737
    Net income                                     -           -          -           -          4,280            4,280
    Distributions to stockholders                  -        (1,730)      (629)         32      (13,477)         (15,804)
                                           ============ =========== =========== =========== ============  ===============
Balance at March 17, 1996                      105,800   $     213  $     -     $     -     $      -       $        213
                                           ============ =========== =========== =========== ============  ===============


           The accompanying notes to combined financial statements are an integral part of these statements.

                                                 HUB PARTNERSHIPS
                                         COMBINED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                   January 1,     Year Ended
                                                                    through       December 31,
                                                                 March 17, 1996       1995
                                                                 --------------  --------------

Cash flows from operating activities:
    Net income                                                    $     4,280     $    22,768
    Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                     553           2,453
        Loss (gain) on sale of assets                                       3             (92)
        Changes in working capital:
          Accounts receivable, net                                        604          (2,822)
          Prepaid expenses and other current assets                       889            (780)
          Accounts payable                                              4,783           1,794
          Accrued expenses                                               (140)            508
          Other assets                                                   (407)            (58)
                                                                 --------------  --------------
           Net cash provided by operations                             10,565          23,771
                                                                 --------------  --------------

Cash flows from investing activities:
    Purchases of property and equipment, net                             (775)         (4,485)
                                                                 --------------  --------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                    -               145
    Distributions to stockholders                                     (13,014)        (24,122)
    Purchase and retirement of common stock                               -               -
    Payments on long-term debt                                           (361)           (927)
    Proceeds from issuance of long-term debt                              418           1,762
                                                                 --------------  --------------
           Net cash used in financing activities                      (12,957)        (23,142)
                                                                 --------------  --------------

Net decrease in cash                                                   (3,167)         (3,856)
Cash, beginning of period                                              10,949          14,805
                                                                 ==============  ==============
Cash, end of period                                               $     7,782     $    10,949
                                                                 ==============  ==============

Supplemental disclosures of cash flow information:
 Cash paid for:
       Interest                                                   $        56     $       116
       Income taxes                                                       130             262
    Non-cash financing activity:
       Notes payable issued as distributions to stockholders      $    13,176     $       -

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

NOTE 2.   Rental Expense and Lease Commitments

         Minimum annual rental commitments, in thousands, at December 31, 1995, under noncancellable operating leases, principally for real estate and equipment, are payable as follows:

1996                                                        $    2,198
1997                                                             1,557
1998                                                               966
1999                                                               716
2000                                                               624
2001 & thereafter                                                  853
                                                            ----------
Total minimum lease payments                                $    6,914
                                                            ----------

         Total rental expense was approximately $1,629,000, $2,190,000 and $423,000 for 1994, 1995 and the period January 1, through March 17, 1996, respectively. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.

NOTE 3.  Legal Matters

         In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

NOTE 4.  Profit-Sharing Plan

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

NOTE 5.  Related Party Transactions

         The Company provides transportation services to Hub Group, Inc. Revenue from Hub Group, Inc. was $13,535,000, $21,720,000 and $3,880,000 for 1994, 1995
and the period January 1, through March 17, 1996, respectively. Net fees earned were $670,000, $734,000 and $116,000 for the same periods, respectively.

         Hub Group, Inc. provides transportation services to the Company, which resulted in costs of $11,885,000, $14,712,000 and $3,459,000 for 1994, 1995 and
the period January 1, through March 17, 1996, respectively.

         The Company charges assessment fees based primarily on volume and sales commission expense to Hub Group, Inc. Revenue for such fees were approximately $657,000, $670,000 and $112,000 for 1994, 1995 and the period January 1, through
March 17, 1996, respectively.

         During 1994, the Company leased four facilities from stockholders. During 1995 and the period January 1, through March 17, 1996, the Company leased two facilities from stockholders. Rental expense relating to these agreements was approximately $193,000, $147,000 and $39,000 for 1994, 1995 and the period January 1, through March 17, 1996, respectively. The terms of the leases extend through 2000.

NOTE 6.  Stockholder Agreements

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

                                                                    SCHEDULE II

                                                   HUB GROUP, INC.
                                          VALUATION AND QUALIFYING ACCOUNTS


                                                              Balance at      Charged to
                                                               Beginning        Costs &                         Balance at
                                                                of Year        Expenses        Deduction       End of Year
                                                             --------------  -------------- ---------------- -----------------
Year Ended December 31:
    Allowance for uncollectible accounts receivable
      1997                                                    $    405,000   $  1,005,000    $ (1,107,000)    $    303,000
      1996                                                         125,000        768,000        (488,000)         405,000
      1995                                                         110,000         15,000             -            125,000

                                INDEX TO EXHIBITS

Number                               Exhibit
------                               -------

  2.1 Purchase Agreement among the Registrant, American President Companies, Ltd. and APL Land Transport Services, Inc. (incorporated by reference to the Registrants report on Form 8-K dated May 2, 1996 and filed
          May 17, 1996, File No. 0-27754)

  2.2 Purchase and Sale Agreement among Hub Holdings, Inc. and Hub City North Central, Inc. (incorporated by reference to Exhibit 2.2 to the Registrants report on Form 10-K dated March 26, 1997 and filed
          March 27, 1997, File No. 000-27754)

  3.1 Amended Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 and 3.3 to the Registrant's registration statement on Form S-1, File No. 33-90210)

  3.2 By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1, File
          No. 33-90210)

  10.1 Form of Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.1 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

  10.2 Amended and Restated Limited Partnership Agreement of Hub City Canada, L.P. (incorporated by reference to Exhibit 10.2 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

  10.3    Form of Non-Competition Agreement (incorporated by reference to
          Exhibit 10.3 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27,1997, File No. 000-27754)

  10.4 Purchase and Sale Agreement between the Registrant and the Stockholders of Hub City Terminals, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1, File No. 33-90210)

  10.5 Hub Group Distribution Services Purchase and Sale Agreement (incorporated by reference to Exhibit 10.5 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

  10.6 Management Agreement (incorporated by reference to Exhibit 10.6 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

  10.7 Stockholders' Agreement (incorporated by reference to Exhibit 10.7 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

  10.8 Credit Agreement dated as of September 27, 1997 among the Registrant, Hub City Terminals, Inc., Hub Holdings, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.8 to the Registrants report on Form 10-Q dated and filed November 13, 1997, File No. 000-27754)

  21      Subsidiaries of the Registrant

  23.1    Consent of Arthur Andersen LLP

  27      Financial Data Schedule

EXHIBIT 21

Subsidiaries of Hub Group, Inc.

SUBSIDIARIES                         JURISDICTION OF INCORPORATION/ORGANIZATION

Hub City Terminals, Inc.                                Delaware
Hub City Alabama, L.P.                                  Delaware
Hub City Atlanta, L.P.                                  Delaware
Hub City Boston, L.P.                                   Delaware
Hub City Canada, L.P.                                   Delaware
Hub City Cleveland, L.P.                                Delaware
Hub City Dallas, L.P.                                   Delaware
Hub City Detroit, L.P.                                  Delaware
Hub City Florida, L.P.                                  Delaware
Hub City Golden Gate, L.P.                              Delaware
Hub City Houston, L.P.                                  Delaware
Hub City Indianapolis, L.P.                             Delaware
Hub City Kansas City, L.P.                              Delaware
Hub City Los Angeles, L.P.                              Delaware
Hub City Mid-Atlantic, L.P.                             Delaware
Hub City New Haven, L.P.                                Delaware
Hub City New Orleans, L.P.                              Delaware
Hub City New York State, L.P.                           Delaware
Hub City New York-New Jersey, L.P.                      Delaware
Hub City North Central, L.P.                            Delaware
Hub City Ohio, L.P.                                     Delaware
Hub City Philadelphia, L.P.                             Delaware
Hub City Pittsburgh, L.P.                               Delaware
Hub City Portland, L.P.                                 Delaware
Hub City Rio Grande, L.P.                               Delaware
Hub City St. Louis, L.P.                                Delaware
Hub City Tennessee, L.P.                                Delaware
Hub Group Associates, Inc.                              Illinois
Hub Highway Services                                    Illinois
Hub Group Distribution Services                         Illinois
Hub Holdings, Inc.                                      Delaware
Q.S. of Illinois, Inc.                                  Illinois
Quality Services L.L.C.                                 Missouri
Quality Services of Kansas, L.L.C.                       Kansas
Quality Services of New Jersey, L.L.C.                 New Jersey
Quality Services of Michigan L.L.C.                     Michigan
Q.S. of Georgia, L.L.C.                                  Georgia
HLX Company, L.L.C.                                     Delaware

EXHIBIT 23.1

                    Consent of Independent Public Accountants

As independent public accountants, we hereby consent to the incorporation of our reports dated February 15, 1998, except with respect to the matter discussed in
Note 16, as to which the date is February 20, 1998, for Hub Group, Inc. and February 6, 1997 for Hub Partnerships included in this Form 10-K, into Hub Group, Inc.'s previously filed Registration Statement File No. 333-6327 on Form S-8, and Registrations File No. 333-48185 on Form S-8.

                                           ARTHUR ANDERSEN LLP

Chicago, Illinois
March 20, 1998