Form 10-Q
period 1998-03-31
HUB GROUP INC
filed 1998-05-08
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1998 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     On May 8, 1998, the registrant had 6,990,950 outstanding shares of
Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                         Page
PART I.  Financial Information:

Hub Group, Inc. - Registrant

Unaudited Condensed Consolidated Balance Sheets - March 31, 1998
         and December 31, 1997                                            3

Unaudited Condensed Consolidated Statements of Operations - Three
         Months Ended March 31, 1998 and 1997                             4

Unaudited Condensed Consolidated Statement of Stockholders' Equity -
         Three Months Ended March 31, 1998                                5

Unaudited Condensed Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 1998 and 1997                             6

Notes to Unaudited Condensed Consolidated Financial Statements            7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                            9

PART II.  Other Information                                               11

                                                 HUB GROUP, INC.
                                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                                      March 31,    December 31,
                                                                                   -----------------------------
                                                                                        1998           1997
                                                                                   -------------- --------------
Assets
    Current assets:
      Cash and cash equivalents                                                    $      19,706  $      12,056
      Accounts receivable, net                                                           120,761        127,673
      Deferred taxes                                                                         615          1,222
      Prepaid expenses and other current assets                                            2,810          1,961
                                                                                   -------------- --------------
        Total current assets                                                             143,892        142,912

    Property and equipment, net                                                           19,960         19,616
    Goodwill, net                                                                        101,494        102,151
    Deferred taxes                                                                         2,002          2,479
    Other assets                                                                             565            668
                                                                                   -------------- --------------
        Total assets                                                               $     267,913  $     267,826
                                                                                   ============== ==============


Liabilities and stockholders' equity
 Current liabilities:
      Accounts payable
        Trade                                                                      $     108,025  $     102,364
        Other                                                                             10,126         12,639
      Accrued expenses
        Payroll                                                                            4,457          6,013
        Other                                                                              2,319          3,259
      Current portion of long-term debt                                                    3,372          3,428
                                                                                   -------------- --------------
           Total current liabilities                                                     128,299        127,703

    Long-term debt, excluding current portion                                             22,160         22,873
    Contingencies and commitments
    Minority interest                                                                      5,365          6,788
    Stockholders' equity:
      Preferred stock                                                                          -              -
      Common stock                                                                            77             77
      Additional paid-in capital                                                         109,878        109,878
      Purchase price in excess of predecessor basis                                      (25,764)       (25,764)
      Tax benefit of purchase price in excess of predecessor basis                        10,306         10,306
      Retained earnings                                                                   17,592         15,965
                                                                                   -------------- --------------
        Total stockholders' equity                                                       112,089        110,462
                                                                                   -------------- --------------
           Total liabilities and stockholders' equity                              $     267,913  $     267,826
                                                                                   ============== ==============

            See notes to unaudited condensed consolidated financial statements.

                                           HUB GROUP, INC.
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (in thousands, except per share amounts)

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                   ---------------------------
                                                                                        1998           1997
                                                                                   -------------  ------------

Revenue                                                                            $    255,133   $   251,120

Transportation costs                                                                    224,686       220,906
                                                                                   -------------  ------------
       Net revenue                                                                       30,447        30,214

Costs and expenses:
    Salaries and benefits                                                                16,888        15,253
    Selling, general and administrative                                                   7,623         6,084
    Depreciation and amortization                                                         1,502           961
                                                                                   -------------  ------------
       Total costs and expenses                                                          26,013        22,298

          Operating income                                                                4,434         7,916
                                                                                   -------------  ------------

Other income (expense):
    Interest expense                                                                       (558)         (619)
    Interest income                                                                         226           263
    Other, net                                                                               90            30
                                                                                   -------------  ------------
       Total other income (expense)                                                        (242)         (326)

Income before minority interest and provision for income taxes                            4,192         7,590
                                                                                   -------------  ------------

Minority interest                                                                         1,481         4,294
                                                                                   -------------  ------------

Income before provision for income taxes                                                  2,711         3,296

Provision for income taxes                                                                1,084         1,318
                                                                                   -------------  ------------

Net income                                                                         $      1,627   $     1,978
                                                                                   =============  ============

Basic earnings per common share                                                    $       0.21   $      0.33
                                                                                   =============  ============
Diluted earnings per common share                                                  $       0.21   $      0.33
                                                                                   =============  ============


            See notes to unaudited condensed consolidated financial statements.

                                       HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          For the three months ended March 31, 1998
                                (in thousands, except shares)


                                                                                       Tax Benefit
                                                                         Purchase      of Purchase
                                                                         Price in         Price
                                       Common Stock      Additional      Excess of    in Excess of                   Total
                                  ----------------------   Paid-in      Predecessor    Predecessor    Retained   Stockholders'
                                     Shares     Amount     Capital         Basis          Basis       Earnings      Equity
                                  ----------- ---------- ------------ -------------- -------------- ----------- --------------

Balance at December 31, 1997       7,653,246  $     77   $  109,878   $    (25,764)  $     10,306   $  15,965   $    110,462
   Net income                              -         -            -              -              -       1,627          1,627
                                  =========== ========== ============ ============== ============== =========== ==============
Balance at March 31, 1998          7,653,246  $     77   $  109,878   $    (25,764)  $     10,306   $  17,592   $    112,089
                                  =========== ========== ============ ============== ============== =========== ==============


            See notes to unaudited condensed consolidated financial statements.

                                          HUB GROUP, INC.
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                                  Three Months Ended March 31,
                                                                                  -----------------------------
                                                                                       1998           1997
                                                                                  --------------  -------------
Cash flows from operating activities:
    Net income                                                                    $       1,627   $      1,978
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                     1,779          1,222
        Deferred taxes                                                                    1,084            305
        Minority interest                                                                 1,481          4,294
        Gain on sale of assets                                                               37              8
        Changes in working capital, net of effects of purchase transactions:
          Accounts receivable, net                                                        6,912          3,974
          Prepaid expenses and other current assets                                        (849)          (276)
          Accounts payable                                                                3,148          7,392
          Accrued expenses                                                               (2,496)        (1,027)
          Other assets                                                                      103            (77)
                                                                                  --------------  -------------
           Net cash provided by operations                                               12,826         17,793
                                                                                  --------------  -------------
Cash flows from investing activities:
    Purchases of minority interest                                                            -         (1,525)
    Purchases of property and equipment, net                                             (1,503)        (2,621)
                                                                                  --------------  -------------
           Net cash used in investing activities                                         (1,503)        (4,146)
                                                                                  --------------  -------------
Cash flows from financing activities:
    Proceeds from sale of common stock in initial public offering, net                        -            (45)
    Proceeds from sale of common stock                                                        -             28
    Distributions to minority interest                                                   (2,904)        (4,317)
    Payments on long-term debt                                                             (769)          (798)
    Proceeds from issuance of long-term debt                                                  -          3,358
                                                                                  --------------  -------------
           Net cash provided by (used in) financing activities                           (3,673)        (1,774)
                                                                                  --------------  -------------
Net increase/(decrease) in cash                                                           7,650         11,873
Cash and cash equivalents, beginning of period                                           12,056         13,893
                                                                                  --------------  -------------
Cash and cash equivalents, end of period                                          $      19,706   $     25,766
                                                                                  ==============  =============
Supplemental disclosures of cash flow information
 Cash paid for:
       Interest                                                                   $         310   $        125
       Income taxes                                                                          54             54

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

NOTE 3.  Earnings per Share

         The following is a reconciliation of the Company's Earnings per Share:

                                          Three Months Ended                 Three Months Ended
                                            March 31, 1998                     March 31, 1997
                                    -----------------------------      ----------------------------
                                         (000's)                             (000's)
                                    -----------------  Per-Share       -----------------  Per-Share
                                     Income    Shares    Amount         Income    Shares    Amount
                                    --------  -------  ----------      --------  -------  ---------
Basic Earnings per Share
   Income available to
      common stockholders           $ 1,627    7,653   $  0.21         $ 1,978    5,924   $  0.33
                                    --------  -------  ----------      --------  -------  ---------
Effect of Dilutive Securities
   Stock options                          -      105         -               -      105         -
                                    --------  -------  ----------      --------  -------  ---------
Diluted Earnings per Share
   Income available to
      common stockholders
      plus assumed exercises        $ 1,627    7,758   $  0.21         $ 1,978    6,029   $  0.33
                                    --------  -------  ----------      --------  -------  ---------

NOTE 4.  Purchases of Minority Interest

         On March 1, 1997, the Company purchased an approximate 44% minority interest in Hub Group Distribution Services for approximately $1,576,000 in cash.

         On September 17, 1997, the Company purchased the remaining 70% minority interests in Hub City Los Angeles, L.P.and Hub City Golden Gate, L.P. for approximately $59,379,000 in cash.

         On October 31, 1997, the Company purchased the remaining 70% minority interest in Hub City New Orleans, L.P. for one dollar.

         As the amount paid for each of the purchases of minority interest equaled the basis in excess of the fair market value of assets acquired and liabilities assumed, the amount paid was recorded as goodwill.

NOTE 5.  Property and Equipment

Property and equipment consist of the following:

                                                     March 31,  December 31,
                                                       1998        1997
                                                    ----------  ------------
                                                           (000's)
Land                                                 $    56    $      56
Building and improvements                                233          233
Leasehold improvements                                   935          886
Computer equipment and software                       15,435       14,512
Furniture and equipment                                4,431        4,172
Transportation equipment and automobiles               5,927        5,828
                                                     --------     --------
                                                      27,017       25,687
Less:  Accumulated depreciation and amortization      (7,057)      (6,071)
                                                     --------     --------
    PROPERTY AND EQUIPMENT, net                      $19,960      $19,616
                                                     ========     ========

NOTE 6.  Subsequent Events

         On April 1, 1998, the Company acquired all the outstanding stock of Quality Intermodal Corporation ("Quality") for $4.1 million in cash and $6.3 million through the issuance of a three-year note, bearing interest at an annual rate of 5.6%. The amount of the note is subject to a downward adjustment based on the audited balance in Quality's stockholders' equity accounts at March 31, 1998. The amount of the adjustment, if any, is unknown at this time.

         On April 1, 1998, the Company purchased the remaining 70% minority interests in Hub City Rio Grande, L.P., Hub City Dallas, L.P. and Hub City Houston, L.P. for approximately $6.3 million in cash. As the amount paid for each of the purchases of minority interest equaled the basis in excess of the fair market value of assets acquired and liabilities assumed, the amount paid was recorded as goodwill.

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998, Compared to Three Months Ended March 31, 1997

Revenue

         Revenue for Hub Group, Inc. ("Hub Group" or the "Company") increased 1.6% to $255.1 million from $251.1 million in 1997. Brokerage revenue increased 17.9% to $34.0 million from $28.8 million in 1997. Logistics revenue decreased 34.0% to $13.5 million from $20.4 million in 1997. This decrease is attributed to the Company terminating its contract to provide third-party logistics to a significant customer in January 1998. Intermodal revenue increased 2.9% to $207.6 million from $201.9 million in 1997. The well-publicized service disruptions in the intermodal industry continued into the first quarter of 1998. Although management is unable to quantify the effect, management believes these service issues have inhibited Hub Group's intermodal revenue growth rate.

Net Revenue

         Net revenue increased to $30.4 million from $30.2 million in 1997. As a percentage of revenue, net revenue decreased to 11.9% of revenue from 12.0% in 1997. The decrease in the percentage was due to the Company incurring additional costs for purchased transportation due to alternate routing around congested rail lanes, repositioning empty equipment and detention charges related to the service disruptions in the intermodal industry.

Salaries and Benefits

         Salaries and benefits increased 10.7% to $16.9 million from $15.3 million in 1997. As a percentage of revenue, salaries and benefits increased to 6.6% of revenue from 6.1% in 1997. The increase in the percentage is primarily attributable to two factors that caused actual expenditures to increase while revenue remained nearly flat. First, expenditures increased due to the normal year-over-year merit and cost of living increases granted to the Company's employees. Second, the rail service disruptions, which continued through the first quarter of 1998 created a significantly expanded work load required to handle our customers' intermodal transportation. Existing staff levels were maintained to ensure that the best possible service was provided during this difficult period.

Selling, General and Administrative

         Selling, general and administrative expenses increased 25.3% to $7.6 million from $6.1 million in 1997. These expenses as a percentage of revenue increased to 3.0% from 2.4% in 1997. This increase is primarily attributed to expenditures made related to information systems, bad debts, rent and equipment leases. The Company continues to make expenditures for technology to improve operating efficiencies, accommodate customer requirements, and maintain communications links. Rent expense increased due to the expansion of some of Hub's operating facilities. Equipment lease expense continues to increase as the Company utilizes operating leases for its information systems hardware.

 Depreciation and Amortization

         Depreciation and amortization expense increased 56.3% to $1.5 million from $1.0 million in 1997. This expense as a percentage of revenue increased to 0.6% from 0.4% in 1997. The increase is primarily attributable to increased goodwill amortization related to the purchase of the 70% minority interests in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. in September 1997.

Other Income (Expense)

         Other income (expense) netted to $(0.2) million in 1998 compared to $(0.3) million in 1997. Interest expense remained constant at $0.6 million. Interest income decreased to $0.2 million from $0.3 million in 1997.

Minority Interest

         Minority interest decreased 65.5% to $1.5 million from $4.3 million in 1997. Minority interest as a percentage of income before minority interest decreased to 35.3% from 56.6% in 1997. The purchase of the minority interests as discussed in "Depreciation and Amortization" had the effect of lowering minority interest as a percentage of income before minority interest when comparing 1998 to 1997.

Income Taxes

         The provision for income taxes decreased 17.8% to $1.1 million from $1.3 million in 1997. The Company is providing for income taxes at an effective rate of 40%.

Net Income

         Net income decreased 17.7% to $1.6 million from $2.0 million in 1997.

Earnings Per Share

         Earnings per share decreased 36.4% to $0.21 from $0.33 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the unused and available portion of the line of credit with Cass Bank and Trust Company was $5.0 million. At March 31, 1998, there was $15.0 million outstanding and $21.0 million unused and available under the line of credit with Harris Trust and Savings Bank. Subsequent to March 31, 1998, the Company borrowed an additional $11.0 million to pay approximately $6.0 million for its purchase of the minority interests in Hub City Rio Grande, L.P., Hub City Dallas, L.P. and Hub City Houston, L.P., to pay $3.0 million of the $4.1 million cash portion of the purchase price of Quality Intermodal Corporation and to pay off the $2.0 million note to American President Lines Land Transport Services, Inc. that matured in May 1998. The Company also issued a $6.3 million three-year note bearing interest at 5.6% in connection with the acquisition of Quality Intermodal Corporation.

PART II. Other Information

None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HUB GROUP, INC.


DATE:  May 8, 1998                        /s/ William L. Crowder
                                          ----------------------
                                          William L. Crowder
                                          Vice President-Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)