Form 10-Q
period 1998-06-30
HUB GROUP INC
filed 1998-08-07
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998 or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     On August 7, 1998, the registrant had 6,991,950 outstanding shares of
Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                         Page
PART I.  Financial Information:

Hub Group, Inc. - Registrant

Unaudited Condensed Consolidated Balance Sheets - June 30, 1998 and
         December 31, 1997                                                 3

Unaudited Condensed Consolidated Statements of Operations - Three
         Months and Six Months Ended June 30, 1998 and 1997                4

Unaudited Condensed Consolidated Statement of Stockholders' Equity -
         Six Months Ended June 30, 1998                                    5

Unaudited Condensed Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 1998 and 1997                               6

Notes to Unaudited Condensed Consolidated Financial Statements             7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             10

PART II.  Other Information                                                14

                                              HUB GROUP, INC.
                              UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (in thousands)

                                                                                  June 30,   December 31,
                                                                                -------------------------
                                                                                    1998         1997
                                                                                -----------  ------------
Assets
    Current assets:
      Cash and cash equivalents                                                 $   15,614     $  12,056
      Accounts receivable, net                                                     139,051       127,673
      Deferred taxes                                                                  --           1,222
      Prepaid expenses and other current assets                                      3,112         1,961
                                                                                -----------    ----------
        Total current assets                                                       157,777       142,912

    Property and equipment, net                                                     20,274        19,616
    Goodwill, net                                                                  116,001       102,151
    Deferred taxes                                                                   1,503         2,479
    Other assets                                                                       563           668
                                                                                -----------    ----------
        Total assets                                                            $  296,118     $ 267,826
                                                                                ===========    ==========


Liabilities and stockholders' equity
    Current liabilities:
      Accounts payable
        Trade                                                                   $  118,541     $ 102,364
        Other                                                                       10,582        12,639
      Accrued expenses
        Payroll                                                                      6,208         6,013
        Other                                                                        2,835         3,259
      Deferred taxes                                                                   269          --
      Current portion of long-term debt                                              3,996         3,428
                                                                                -----------    ----------
           Total current liabilities                                               142,431       127,703

    Long-term debt, excluding current portion                                       33,357        22,873
    Contingencies and commitments
    Minority interest                                                                6,148         6,788
    Stockholders' equity:
      Preferred stock                                                                 --            --
      Common stock                                                                      77            77
      Additional paid-in capital                                                   109,895       109,878
      Purchase price in excess of predecessor basis                                (25,764)      (25,764)
      Tax benefit of purchase price in excess of predecessor basis                  10,306        10,306
      Retained earnings                                                             19,668        15,965
                                                                                -----------    ----------
        Total stockholders' equity                                                 114,182       110,462
                                                                                -----------    ----------
           Total liabilities and stockholders' equity                           $  296,118     $ 267,826
                                                                                ==========     ==========

         See notes to unaudited condensed consolidated financial statements.

                                             HUB GROUP, INC.
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share amounts)

                                                                         Three Months                Six Months
                                                                        Ended June 30,             Ended June 30,
                                                                  --------------------------- --------------------------
                                                                      1998          1997          1998         1997
                                                                  -------------  ------------ ------------- ------------
Revenue                                                              $ 283,051     $ 268,200     $ 538,184    $ 519,320

Transportation costs                                                   249,431       235,740       474,117      456,646
                                                                  -------------  ------------ ------------- ------------
       Net revenue                                                      33,620        32,460        64,067       62,674

Costs and expenses:
    Salaries and benefits                                               17,577        16,044        34,465       31,297
    Selling, general and administrative                                  7,542         6,996        15,165       13,080
    Depreciation and amortization                                        1,728         1,028         3,230        1,989
                                                                  -------------  ------------ ------------- ------------
       Total costs and expenses                                         26,847        24,068        52,860       46,366

          Operating income                                               6,773         8,392        11,207       16,308
                                                                  -------------  ------------ ------------- ------------

Other income (expense):
    Interest expense                                                      (735)         (523)       (1,293)      (1,142)
    Interest income                                                        226           298           452          561
    Other, net                                                              50            26           140           56
                                                                  -------------  ------------ ------------- ------------
       Total other income (expense)                                       (459)         (199)         (701)        (525)

Income before minority interest and provision for income taxes           6,314         8,193        10,506       15,783
                                                                  -------------  ------------ ------------- ------------

Minority interest                                                        2,855         4,498         4,336        8,792
                                                                  -------------  ------------ ------------- ------------

Income before provision for income taxes                                 3,459         3,695         6,170        6,991

Provision for income taxes                                               1,383         1,478         2,467        2,796
                                                                  -------------  ------------ ------------- ------------

Net income                                                           $   2,076     $   2,217     $   3,703    $   4,195
                                                                  =============  ============ ============= ============

Basic earnings per common share                                      $    0.27     $    0.37     $    0.48    $    0.71
                                                                  =============  ============ ============= ============
Diluted earnings per common share                                    $    0.27     $    0.37     $    0.48    $    0.70
                                                                  =============  ============ ============= ============

             See notes to unaudited condensed consolidated financial statements.

                                     HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          For the six months ended June 30, 1998
                              (in thousands, except shares)

                                                                                      Tax Benefit
                                                                        Purchase      of Purchase
                                                                        Price in         Price
                                       Common Stock      Additional     Excess of    in Excess of                  Total
                                  ----------------------   Paid-in     Predecessor    Predecessor    Retained  Stockholders'
                                     Shares     Amount     Capital        Basis          Basis       Earnings      Equity
                                  ----------- ---------- ------------ -------------- -------------- ---------- -------------
Balance at December 31, 1997       7,653,246     $ 77    $ 109,878      $ (25,764)      $ 10,306    $ 15,965      $ 110,462
   Net income                              -        -            -              -              -       3,703          3,703
   Exercise of non-qualified
     stock options                     1,000        -           17              -              -           -             17
                                  =========== ========= ============ ============== ============== =========== =============
Balance at June 30, 1998           7,654,246     $ 77    $ 109,895      $ (25,764)      $ 10,306    $ 19,668      $ 114,182
                                  =========== ========= ============ ============== ============== =========== =============


             See notes to unaudited condensed consolidated financial statements.

                                           HUB GROUP, INC.
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                                  Six Months Ended June 30,
                                                                                ----------------------------
                                                                                     1998          1997
                                                                                ------------  --------------
Cash flows from operating activities:
    Net income                                                                   $  3,703      $    4,195
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                               3,782           2,517
        Deferred taxes                                                              2,467             608
        Minority interest                                                           4,336           8,792
        Loss/(Gain) on sale of assets                                                  26              (9)
        Changes in working capital, net of effects of purchase transactions:
          Accounts receivable, net                                                 (2,680)           (842)
          Prepaid expenses and other current assets                                (1,094)            125
          Accounts payable                                                          6,637          11,039
          Accrued expenses                                                           (625)          3,488
          Other assets                                                                120            (660)
                                                                                -------------  -------------
           Net cash provided by operating activities                               16,672          29,253
                                                                                -------------  -------------
Cash flows from investing activities:
    Cash used in acquisitions, net                                                 (3,239)            --
    Purchases of minority interest                                                 (6,152)         (1,575)
    Purchases of property and equipment, net                                       (2,781)         (4,502)
                                                                                ------------   -------------
           Net cash used in investing activities                                  (12,172)         (6,077)
                                                                                ------------   -------------
Cash flows from financing activities:
    Proceeds from sale of common stock in initial public offering, net                --              (45)
    Proceeds from sale of common stock                                                 17              58
    Distributions to minority interest                                             (4,976)         (8,204)
    Payments on long-term debt                                                    (19,660)         (5,981)
    Proceeds from issuance of long-term debt                                       23,677           3,441
                                                                                ------------   -------------
           Net cash provided by (used in) financing activities                       (942)        (10,731)
                                                                                ------------   -------------
Net increase/(decrease) in cash                                                     3,558          12,445
Cash and cash equivalents, beginning of period                                     12,056          13,893
                                                                                ============   =============
Cash and cash equivalents, end of period                                         $ 15,614       $  26,338
                                                                                ============   =============
Supplemental disclosures of cash flow information
    Cash paid for:
       Interest                                                                  $    818       $     157
       Income taxes                                                                    65             464

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

     On April 1, 1998, the Company acquired all the outstanding stock of Quality Intermodal Corporation ("Quality") for $4,080,000 in cash and $6,300,000 through the issuance of a three-year note, bearing interest at an annual rate of 5.6%. The acquisition was recorded using the purchase method of accounting resulting in goodwill of $8,963,000.

     Results of operations from acquisitions recorded under the purchase method of accounting are included in the Company's financial statements from their respective dates of acquisition. The purchase price allocations presented are preliminary.

Business acquisitions which involved the use of cash were accounted for as follows:

                                                                  Six Months
                                                                Ended June 30,
                                                                     1998
                                                                --------------
                                                                    (000's)
Accounts receivable                                              $     8,698
Prepaid expenses and other current assets                                 57
Property and equipment                                                   420
Goodwill                                                               8,963
Other assets                                                              15
Accounts payable                                                      (7,483)
Accrued expenses                                                        (396)
Long-term debt                                                        (7,035)
                                                                --------------
Cash used in acquisitions, net                                   $     3,239
                                                                --------------

NOTE 3.  Earnings per Share

         The following is a reconciliation of the Company's Earnings per Share:

                                        Three Months Ended              Three Months Ended
                                           June 30, 1998                   June 30, 1997
                                    ----------------------------    --------------------------
                                        (000's)                        (000's)
                                    ---------------                 --------------
                                                      Per-Share                     Per-Share
                                    Income   Shares     Amount      Income  Shares    Amount
                                    ------   ------   ---------     ------  ------  ---------
Basic Earnings per Share
   Income available to
      common stockholders           $2,076    7,654      $0.27      $2,217   5,926     $0.37
                                    ------    -----      ------     ------   -----     ------
Effect of Dilutive Securities
   Stock options                       -         85        -           -       106       -
                                    ------    -----      ------     ------   -----     ------
Diluted Earnings per Share
   Income available to
      common stockholders
      plus assumed exercises        $2,076    7,739      $0.27      $2,217   6,032     $0.37
                                    ------    -----      ------     ------   -----     ------

                                         Six Months Ended                 Six Months Ended
                                          June 30,  1998                    June 30, 1997
                                    ---------------------------     --------------------------
                                       (000's)                         (000's)
                                    ---------------                 --------------
                                                      Per-Share                     Per-Share
                                    Income   Shares     Amount      Income  Shares    Amount
                                    ------   ------   ---------     ------  ------  ---------
Basic Earnings per Share
   Income available to
      common stockholders           $3,703    7,654      $0.48      $4,195   5,925     $0.71
                                    ------    -----      ------     ------   -----     ------
Effect of Dilutive Securities
   Stock options                       -         95        -           -       105       -
                                    ------    -----      -----      ------   -----     ------
Diluted Earnings per Share
   Income available to
      common stockholders
      plus assumed exercises        $3,703    7,749      $0.48      $4,195   6,030     $0.70
                                    ------    -----      -----      ------   -----     ------

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

     On October 31, 1997, the Company purchased the remaining 70% minority interest in Hub City New Orleans, L.P. for one dollar.

     On April 1, 1998, the Company purchased the remaining 70% minority interest in Hub City Dallas, L.P., Hub City Houston, L.P. and Hub City Rio Grande for approximately $6,152,000 in cash.

     As the amount paid for each of the purchases of minority interest equaled the basis in excess of the fair market value of assets acquired and liabilities assumed, the amount paid was recorded as goodwill.

NOTE 5.  Property and Equipment

Property and equipment consist of the following:

                                                      June 30,     December 31,
                                                        1998          1997
                                                   -------------  -------------
                                                             (000's)
Land                                                $      56      $       56
Building and improvements                                 193             233
Leasehold improvements                                  1,114             886
Computer equipment and software                        16,403          14,512
Furniture and equipment                                 4,807           4,172
Transportation equipment and automobiles                5,860           5,828
                                                   -------------  -------------
                                                       28,433          25,687
Less:  Accumulated depreciation and amortization       (8,159)         (6,071)
                                                   -------------  -------------
    PROPERTY AND EQUIPMENT, net                     $  20,274      $   19,616
                                                   =============  =============

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATIONS

     On April 1, 1998, Hub Group, Inc. ("Hub Group" or the "Company") acquired the outstanding stock of Quality Intermodal Corporation ("Quality"). The Company paid $4.1 million in cash and issued a three-year note for $6.3 million, bearing interest at an annual rate of 5.6%.

CALL OPTIONS

     On April 1, 1998, the Company exercised its call options to acquire the remaining 70% minority interests in Hub City Rio Grande, L.P. ("Hub Rio Grande"), Hub City Dallas, L.P. ("Hub Dallas"), and Hub City Houston, L.P. ("Hub Houston"). The Company paid $6.2 million in cash.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998, Compared to Three Months Ended June 30, 1997

Revenue

          Revenue for the Company increased 5.5% to $283.1 million from $268.2 million in 1997. Brokerage revenue increased 31.4% to $42.1 million from $32.0 million in 1997. Logistics revenue decreased 35.0% to $13.9 million from $21.5 million in 1997. This decrease is attributed to the Company terminating its contract to provide third-party logistics to a significant customer in January 1998. Intermodal revenue increased 5.7% to $227.0 million from $214.7 million in 1997. The well-publicized service disruptions in the intermodal industry continued into the second quarter of 1998. Although management is unable to quantify the effect, management believes these service issues have inhibited Hub Group's intermodal revenue growth rate.

Net Revenue

          Net revenue increased to $33.6 million from $32.5 million in 1997. As a percentage of revenue, net revenue decreased to 11.9% of revenue from 12.1% in 1997. The decrease in the percentage was due to the Company incurring additional costs for purchased transportation due to rate increases, alternate routing around congested rail lanes, repositioning empty equipment and detention charges related to the service disruptions in the intermodal industry.

Salaries and Benefits

          Salaries and benefits increased 9.6% to $17.6 million from $16.0 million in 1997. As a percentage of revenue, salaries and benefits increased to 6.2% of revenue from 6.0% in 1997. The increase in the percentage is primarily attributable to two factors. First, expenditures increased due to the normal year-over-year merit and cost of living increases granted to the Company's employees. Second, the rail service disruptions, which continued through the second quarter of 1998, created a significantly expanded work load requiring additional staffing to handle our customers' intermodal transportation.

Selling, General and Administrative

          Selling, general and administrative expenses increased 7.8% to $7.5 million from $7.0 million in 1997. These expenses as a percentage of revenue increased to 2.7% from 2.6% in 1997. This increase is primarily attributed to expenditures made related to rent and equipment leases. Rent expense increased due to the expansion of some of Hub Group's operating facilities. Equipment lease expense continues to increase as the Company utilizes operating leases for its information systems hardware.

Depreciation and Amortization

          Depreciation and amortization expense increased 68.1% to $1.7 million from $1.0 million in 1997. This expense as a percentage of revenue increased to 0.6% from 0.4% in 1997. The increase is primarily attributable to increased goodwill amortization related to the following purchases: (i) the 70% minority interests in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. in September 1997 and (ii) the 70% minority interests in Hub Rio Grande, Hub Dallas and Hub Houston in April 1998, and the acquisition of Quality in April 1998.

Other Income (Expense)

          Other income (expense) netted to $(0.5) million in 1998 compared to $(0.2) million in 1997. Interest expense increased to $0.7 million in 1998 from $0.5 million in 1997. Interest expense increased primarily due to the purchases of minority interests and the acquisition in April 1998 (see "Depreciation and Amortization"). Interest income decreased to $0.2 million from $0.3 million in 1997.

Minority Interest

          Minority interest decreased 36.5% to $2.9 million from $4.5 million in 1997. Minority interest as a percentage of income before minority interest decreased to 45.2% from 54.9% in 1997. The purchase of the minority interests as discussed in "Depreciation and Amortization" had the effect of lowering minority interest as a percentage of income before minority interest when comparing 1998 to 1997.

Income Taxes

          The provision for income taxes decreased 6.4% to $1.4 million from $1.5 million in 1997. The Company is providing for income taxes at an effective rate of 40%.

Net Income

          Net income decreased 6.4% to $2.1 million from $2.2 million in 1997.

Earnings Per Share

          Basic and diluted earnings per share decreased 27.0% to $0.27 from $0.37 in 1997.

Six Months Ended June 30, 1998, Compared to Six Months Ended June 30, 1997.

Revenue

          Revenue increased 3.6% to $538.2 million from $519.3 million in 1997. Brokerage revenue increased 25.0% to $76.1 million from $60.9 million in 1997. Logistics revenue decreased 34.5% to $27.4 million from $41.9 million in 1997. This decrease is attributed to the Company terminating its contract to provide third-party logistics to a significant customer in January 1998. Intermodal revenue increased 4.3% to $434.7 million from $416.6 million in 1997. The well-publicized service disruptions in the intermodal industry continued into the first half of 1998. Although management is unable to quantify the effect, management believes these service issues have inhibited Hub Group's intermodal revenue growth rate.

Net Revenue

          Net revenue increased to $64.1 million from $62.7 million in 1997. As a percentage of revenue, net revenue decreased to 11.9% from 12.1% in 1997. The decrease in the percentage was due to the Company incurring additional costs for purchased transportation due to rate increases, alternate routing around congested rail lanes, repositioning empty equipment and detention charges related to the service disruptions in the intermodal industry.

Salaries and Benefits

          Salaries and benefits increased to $34.5 million from $31.3 million in 1997. These expenses as a percentage of revenue increased to 6.4% from 6.0% in 1997. The increase in the percentage is primarily attributable to two factors that caused actual expenditures to increase while revenue remained nearly flat. First, expenditures increased due to the normal year-over-year merit and cost of living increases granted to the Company's employees. Second, the rail service disruptions, which continued through the first half of 1998, created a significantly expanded work load requiring additional staffing to handle our customers' intermodal transportation.

Selling, General and Administrative

          Selling, general and administrative expenses increased to $15.2 million from $13.1 million in 1997. These expenses as a percentage of revenue increased to 2.8% from 2.5% in 1997. This increase is primarily attributed to expenditures made related to rent, equipment leases, bad debts and information systems. Rent expense increased due to the expansion of some of Hub Group's operating facilities. Equipment lease expense continues to increase as the Company utilizes operating leases for its information systems hardware. Information systems expense increased primarily due to expenditures to reprogram software for year 2000 compliance.

Depreciation and Amortization

          Depreciation and amortization increased to $3.2 million from $2.0 million in 1997. This expense as a percentage of revenue increased to 0.6% from 0.4% in 1997. The increase is primarily attributable to increased goodwill amortization related to the following purchases: (i) the 70% minority interests in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. in September 1997 and (ii) the 70% minority interests in Hub Rio Grande, Hub Dallas and Hub Houston in April 1998, and the acquisition of Quality in April 1998.

Other Income (Expense)

          Other income (expense) netted to an expense of $(0.7) million in 1998 compared to a net expense of $(0.5) million in 1997. Interest expense increased to $1.3 million in 1998 from $1.1 million in 1997. Interest expense increased primarily due to the purchases of minority interests and the acquisition in April 1998 (see "Depreciation and Amortization"). Interest income decreased to $0.5 million from $0.6 million in 1997.

Minority Interest

          Minority interest decreased 50.7% to $4.3 million from $8.8 million in 1997. Minority interest as a percentage of income before minority interest decreased to 41.3% from 55.7% in 1997. The purchase of the minority interests as discussed in "Depreciation and Amortization" had the effect of lowering minority interest as a percentage of income before minority interest when comparing 1998 to 1997.

Income Taxes

          The provision for income taxes decreased to $2.5 million from $2.8 million in 1997. The Company is providing for income taxes at an effective rate of 40%.

Net Income

          Net income decreased 11.7% to $3.7 million from $4.2 million in 1997.

Earnings Per Share

          Basic earnings per share decreased 32.4% to $0.48 from $0.71 in 1997. Diluted earnings per share decreased 31.4% to $0.48 from $0.70 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 1998, the unused and available portion of the line of credit with Cass Bank and Trust Company was $5.0 million. At June 30, 1998, there was $23.0 million outstanding and $13.0 million unused and available under the line of credit with Harris Trust and Savings Bank.

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

Year 2000

          The Company plans to complete the Year 2000 project not later than March 31, 1999.

PART II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

          The 1998 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 19,1998. At this meeting, the following six directors were reelected with the following votes: Phillip C. Yeager: 19,241,049 votes for and 97,767 votes withheld; David P. Yeager: 19,240,749 votes for and 98,067 votes withheld; Thomas L. Hardin: 19,241,049 votes for and 97,767 votes withheld; Gary D. Eppen:
19,311,041 votes for and 27,775 votes withheld; Charles R. Reaves: 19,311,041 votes for and 27,775 votes withheld; Martin P. Slark: 19,311,041 votes for and 27,775 votes withheld.

          Also at this meeting, the Stockholders voted on a proposal to approve the Company's 1997 Long-Term Incentive Plan. This proposal was approved by the follow vote: 18,601,313 votes for, 696,367 votes against and 32,709 votes withheld.

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HUB GROUP, INC.


DATE:  August 7, 1998                     /s/ William L. Crowder
                                          ----------------------
                                          William L. Crowder
                                          Vice President-Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)