Form 10-Q
period 1998-09-30
HUB GROUP INC
filed 1998-11-16
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On November 13, 1998, the registrant had 7,003,950 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX



PART I.  Financial Information:                                            Page

Hub Group, Inc. - Registrant

Unaudited Condensed Consolidated Balance Sheets - September 30, 1998
         and December 31, 1997                                              3

Unaudited Condensed Consolidated Statements of Operations - Three
         Months and Nine Months Ended September 30, 1998 and 1997           4

Unaudited Condensed Consolidated Statement of Stockholders' Equity -
         Nine Months Ended September 30, 1998                               5

Unaudited Condensed Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 1998 and 1997                           6

Notes to Unaudited Condensed Consolidated Financial Statements              7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10

PART II.  Other Information                                                 16

                                                 HUB GROUP, INC.
                                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (in thousands)

                                                                                 September 30,   December 31,
                                                                                --------------  --------------
                                                                                     1998            1997
                                                                                --------------  --------------
Assets
    Current assets:
      Cash and cash equivalents                                                  $     17,453    $     12,056
      Accounts receivable, net                                                        145,899         127,673
      Deferred taxes                                                                        -           1,222
      Prepaid expenses and other current assets                                         3,235           1,961
                                                                                --------------  --------------
        Total current assets                                                          166,587         142,912

    Property and equipment, net                                                        20,071          19,616
    Goodwill, net                                                                     115,705         102,151
    Deferred taxes                                                                      1,071           2,479
    Other assets                                                                          696             668
                                                                                --------------  --------------
        Total assets                                                             $    304,130    $    267,826
                                                                                ==============  ==============


Liabilities and stockholders' equity Current liabilities:
      Accounts payable
        Trade                                                                    $    123,084    $    102,364
        Other                                                                           9,882          12,639
      Accrued expenses
        Payroll                                                                         7,264           6,013
        Other                                                                           3,977           3,259
      Deferred taxes                                                                    1,413               -
      Current portion of long-term debt                                                 3,493           3,428
                                                                                --------------  --------------
           Total current liabilities                                                  149,113         127,703

    Long-term debt, excluding current portion                                          30,520          22,873
    Contingencies and commitments
    Minority interest                                                                   7,677           6,788
    Stockholders' equity:
      Preferred stock                                                                       -               -
      Common stock                                                                         77              77
      Additional paid-in capital                                                      109,927         109,878
      Purchase price in excess of predecessor basis                                   (25,764)        (25,764)
      Tax benefit of purchase price in excess of predecessor basis                     10,306          10,306
      Retained earnings                                                                22,274          15,965
                                                                                --------------  --------------
        Total stockholders' equity                                                    116,820         110,462
                                                                                --------------  --------------
           Total liabilities and stockholders' equity                            $    304,130    $    267,826
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

                                           HUB GROUP, INC.
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except per share amounts)

                                                                         Three Months                Nine Months
                                                                      Ended September 30,        Ended September 30,
                                                                  --------------------------- -------------------------
                                                                        1998          1997         1998         1997
                                                                  ------------- ------------- ------------ ------------
Revenue                                                            $   295,859   $   273,521   $  834,043   $  792,841

Transportation costs                                                   259,336       239,754      733,453      696,400
                                                                  ------------- ------------- ------------ ------------
       Net revenue                                                      36,523        33,767      100,590       96,441

Costs and expenses:
    Salaries and benefits                                               18,396        16,153       52,861       47,450
    Selling, general and administrative                                  7,994         6,776       23,159       19,856
    Depreciation and amortization                                        1,491         1,132        4,721        3,121
                                                                  ------------- ------------- ------------ ------------
       Total costs and expenses                                         27,881        24,061       80,741       70,427

          Operating income                                               8,642         9,706       19,849       26,014
                                                                  ------------- ------------- ------------ ------------

Other income (expense):
    Interest expense                                                      (620)         (511)      (1,913)      (1,653)
    Interest income                                                        260           458          712        1,019
    Other, net                                                             (37)           99          103          155
                                                                  ------------- ------------- ------------ ------------
       Total other income (expense)                                       (397)           46       (1,098)        (479)

Income before minority interest and provision for income taxes           8,245         9,752       18,751       25,535
                                                                  ------------- ------------- ------------ ------------

Minority interest                                                        3,902         5,490        8,238       14,282
                                                                  ------------- ------------- ------------ ------------
Income before provision for income taxes                                 4,343         4,262       10,513       11,253

Provision for income taxes                                               1,737         1,705        4,204        4,501
                                                                  ------------- ------------- ------------ ------------

Net income                                                         $     2,606   $     2,557   $    6,309   $    6,752
                                                                  ============= ============= ============ ============

Basic earnings per common share                                    $      0.34   $      0.41   $     0.82   $     1.12
                                                                  ============= ============= ============ ============
Diluted earnings per common share                                  $      0.34   $      0.41   $     0.82   $     1.10
                                                                  ============= ============= ============ ============

             See notes to unaudited condensed consolidated financial statements.

                                        HUB GROUP, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         For the nine months ended September 30, 1998
                                 (in thousands, except shares)

                                                                                 Tax Benefit
                                                                   Purchase      of Purchase
                                                                   Price in         Price
                                     Common Stock     Additional   Excess of    in Excess of                  Total
                                --------------------   Paid-in    Predecessor    Predecessor   Retained   Stockholders'
                                   Shares    Amount    Capital       Basis          Basis      Earnings      Equity
                                ----------- -------- ----------- -------------  ------------- ---------- ---------------
Balance at December 31, 1997     7,653,246    $ 77    $ 109,878    $ (25,764)      $ 10,306    $ 15,965      $ 110,462
   Net income                            -       -            -            -              -       6,309          6,309
   Exercise of non-qualified
     stock options                   3,000       -           49            -              -           -             49
                                =========== ======== =========== =============  ============= ========== ===============
Balance at September 30, 1998    7,656,246    $ 77    $ 109,927    $ (25,764)      $ 10,306    $ 22,274      $ 116,820
                                =========== ======== =========== =============  ============= ========== ===============

             See notes to unaudited condensed consolidated financial statements.

                                           HUB GROUP, INC.
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                      1998             1997
                                                                                ---------------   --------------
Cash flows from operating activities:
    Net income                                                                   $      6,309      $     6,752
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                   5,537            3,927
        Deferred taxes                                                                  4,043              916
        Minority interest                                                               8,238           14,282
        Loss/(Gain) on sale of assets                                                     (51)              20
        Changes in working capital, net of effects of purchase transactions:
          Accounts receivable, net                                                     (9,528)          (9,267)
          Prepaid expenses and other current assets                                    (1,217)          (1,153)
          Accounts payable                                                             10,480           15,074
          Accrued expenses                                                              1,508            5,176
          Other assets                                                                    (13)           1,341
                                                                                ---------------   --------------
             Net cash provided by operating activities                                 25,306           37,068
                                                                                ---------------   --------------
Cash flows from investing activities:
    Cash used in acquisitions, net                                                     (3,989)               -
    Purchases of minority interest                                                     (6,152)          (1,575)
    Purchases of property and equipment, net                                           (3,145)          (8,335)
                                                                                ---------------   --------------
           Net cash used in investing activities                                      (13,286)          (9,910)
                                                                                ---------------   --------------
Cash flows from financing activities:
    Proceeds from sale of common stock in initial public offering, net                      -              (45)
    Proceeds from sale of common stock in secondary offering, net                           -           54,763
    Proceeds from sale of common stock                                                     49               95
    Distributions to minority interest                                                 (7,349)         (14,407)
    Payments on long-term debt                                                        (25,706)          (6,392)
    Proceeds from issuance of long-term debt                                           26,383            3,461
                                                                                ---------------   --------------
           Net cash provided by (used in) financing activities                         (6,623)          37,475
                                                                                ---------------   --------------
Net increase/(decrease) in cash                                                         5,397           64,633
Cash and cash equivalents, beginning of period                                         12,056           13,893
                                                                                ---------------   --------------
Cash and cash equivalents, end of period                                         $     17,453      $    78,526
                                                                                ===============   ==============
Supplemental disclosures of cash flow information Cash paid for:
       Interest                                                                  $      1,223      $       230
       Income taxes                                                                     1,139              240
    Non-cash investing and financing activities:
       Liability assumed to purchase minority interest                           $          -      $    59,379

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

         On April 1, 1998, the Company acquired all the outstanding stock of Quality Intermodal Corporation ("Quality") for $4,080,000 in cash and $6,300,000 through the issuance of a three-year note, bearing interest at an annual rate of 5.6%. The acquisition was recorded using the purchase method of accounting resulting in goodwill of $9,028,000.

         On August 1, 1998, Hub Distribution acquired all the outstanding stock of Corporate Express Distribution Services ("CEDS") for $750,000 in cash. The acquisition was recorded using the purchase method of accounting resulting in goodwill of $390,750.

         Results of operations from acquisitions recorded under the purchase method of accounting are included in the Company's financial statements from their respective dates of acquisition. The purchase price allocations presented are preliminary.

Business acquisitions which involved the use of cash were accounted for as follows:

                                                             Nine Months
                                                         Ended September 30,
                                                                 1998
                                                        ---------------------
                                                               (000's)
Accounts receivable                                       $          8,698
Prepaid expenses and other current assets                               57
Property and equipment                                                 779
Goodwill                                                             9,419
Other assets                                                            15
Accounts payable                                                    (7,483)
Accrued expenses                                                      (461)
Long-term debt                                                      (7,035)
                                                        ---------------------
Cash used in acquisitions, net                            $          3,989
                                                        ---------------------

NOTE 3.  Earnings per Share

         The following is a reconciliation of the Company's Earnings per Share:

                                      Three Months Ended               Three Months Ended
                                      September 30, 1998               September 30, 1997
                                  ---------------------------      ---------------------------
                                      (000's)                          (000's)
                                  ----------------                 ----------------
                                                   Per-Share                        Per-Share
                                   Income  Shares    Amount         Income  Shares    Amount
                                  ------- -------- ----------      ------- -------- ----------
Basic Earnings per Share
   Income available to
      common stockholders         $2,606    7,655   $   0.34       $2,557   6,175    $   0.41
                                  ------- -------- ----------      ------- -------  ----------
Effect of Dilutive Securities
   Stock options                       -       60          -            -     126           -
                                  ------- -------- ----------      ------- -------  ----------
Diluted Earnings per Share
   Income available to
      common stockholders
      plus assumed exercises      $2,606    7,715   $   0.34       $2,557   6,301    $   0.41
                                  ------- -------- ----------      ------- -------  ----------

                                      Nine Months Ended                 Nine Months Ended
                                      September 30, 1998               September 30, 1997
                                  ---------------------------      ---------------------------
                                    (000's)                             (000's)
                                  ----------------                 ----------------
                                                   Per-Share                        Per-Share
                                   Income  Shares    Amount         Income  Shares    Amount
                                  ------- -------- ----------      ------- -------- ----------
Basic Earnings per Share
   Income available to
      common stockholders         $6,309    7,654   $   0.82       $6,752   6,008    $   1.12
                                  ------- -------- ----------      ------- -------  ----------
Effect of Dilutive Securities
   Stock options                       -       83          -            -     113           -
                                  ------- -------- ----------      ------- -------  ----------
Diluted Earnings per Share
   Income available to
      common stockholders
      plus assumed exercises      $6,309    7,737   $   0.82       $6,752   6,121    $   1.10
                                  ------- -------- ----------      ------- -------  ----------

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

         On October 31, 1997, the Company purchased the remaining 70% minority interest in Hub City New Orleans, L.P. for one dollar.

         On April 1, 1998, the Company purchased the remaining 70% minority interest in Hub City Dallas, L.P., Hub City Houston, L.P. and Hub City Rio Grande, L.P. for approximately $6,152,000 in cash.

         As the amount paid for each of the purchases of minority interest equaled the basis in excess of the fair market value of assets acquired and liabilities assumed, the amount paid was recorded as goodwill.

NOTE 5.  Property and Equipment

Property and equipment consist of the following:

                                                                 September 30,      December 31,
                                                                     1998               1997
                                                              -----------------  ------------------
                                                                             (000's)
Land                                                           $          56      $           56
Building and improvements                                                120                 233
Leasehold improvements                                                 1,031                 886
Computer equipment and software                                       16,195              14,512
Furniture and equipment                                                5,065               4,172
Transportation equipment and automobiles                               5,385               5,828
                                                              -----------------  ------------------
                                                                      27,852              25,687
Less:  Accumulated depreciation and amortization                      (7,781)             (6,071)
                                                              -----------------  ------------------
    PROPERTY AND EQUIPMENT, net                                $      20,071      $       19,616
                                                              =================  ==================

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

         On August 1, 1998, the Company, through Hub Group Distribution Services, acquired a customer list and certain fixed assets from Corporate Express Distribution Services ("CEDS") for $750,000 in cash. CEDS is a specialized logistics provider that offers a niche service in the delivery of pharmaceutical samples.

CALL OPTIONS

         On April 1, 1998, the Company exercised its call options to acquire the remaining 70% minority interests in Hub City RioGrande, L.P. ("Hub Rio Grande"), Hub City Dallas, L.P. ("Hub Dallas"), and Hub City Houston, L.P. ("Hub Houston"). The Company paid $6.2 million in cash.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998, Compared to Three Months Ended September 30, 1997

Revenue

         Revenue for the Company increased 8.2% to $295.9 million from $273.5 million in 1997. Brokerage revenue increased 27.6% to $43.0 million from $33.7 million in 1997. The increase is attributable to an increase in business with existing customers and new customers as well as the acquisition of Quality. Logistics revenue decreased 21.1% to $18.0 million from $22.8 million in 1997. This decrease is attributed to the Company terminating its contract to provide third-party logistics to a significant customer in January 1998. Intermodal revenue increased 8.2% to $234.9 million from $217.1 million in 1997. The increase is attributable to an increase in business with new customers as well as the acquisition of Quality. The well-publicized service disruptions in the intermodal industry continued into the third quarter of 1998. Although management is unable to quantify the effect, management believes these service issues have inhibited Hub Group's intermodal revenue growth rate.

Net Revenue

         Net revenue increased to $36.5 million from $33.8 million in 1997. As a percentage of revenue, net revenue was 12.3% compared to 12.3% in 1997.

Salaries and Benefits

         Salaries and benefits increased 13.9% to $18.4 million from $16.2 million in 1997. As a percentage of revenue, salaries and benefits increased to 6.2% of revenue from 5.9% in 1997. The increase in the percentage is primarily attributable to two factors. First, expenditures increased due to the normal year-over-year merit and cost of living increases granted to the Company's employees. Second, the rail service disruptions, which continued through the third quarter of 1998, created a significantly expanded work load requiring additional staff to handle our customers' intermodal transportation.

Selling, General and Administrative

         Selling, general and administrative expenses increased 18.0% to $8.0 million from $6.8 million in 1997. These expenses as a percentage of revenue increased to 2.7% from 2.5% in 1997. This increase is primarily attributable to expenditures made related to information systems, rent and equipment leases. Information systems expense increased primarily due to expenditures for consulting fees related to assessing the Company's information systems strategy. Rent expense increased due to the expansion of some of Hub Group's operating facilities. Equipment lease expense continues to increase as the Company increasingly utilizes operating leases for its information systems hardware.

Depreciation and Amortization

         Depreciation and amortization expense increased 31.7% to $1.5 million from $1.1 million in 1997. This expense as a percentage of revenue increased to 0.5% from 0.4% in 1997. The increase is primarily attributable to increased goodwill amortization related to the following purchases: (i) the 70% minority interests in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. in September 1997, (ii) the 70% minority interests in Hub Rio Grande, Hub Dallas and Hub Houston in April 1998 and (iii) the acquisition of Quality in April 1998.

Other Income (Expense)

         Other income (expense) netted to $(0.4) million in 1998 compared to $0.0 million in 1997. Interest expense increased to $0.6 million in 1998 from $0.5 million in 1997. Interest expense increased primarily due to the purchases of minority interests and the acquisition of Quality in April 1998 (see "Depreciation and Amortization"). Interest income decreased to $0.3 million from $0.5 million in 1997. The average available cash balance decreased in 1998 as the Company attempts to minimize the amounts outstanding under its lines of credit.

Minority Interest

         Minority interest decreased 28.9% to $3.9 million from $5.5 million in 1997. Minority interest as a percentage of income before minority interest decreased to 47.3% from 56.3% in 1997. The purchase of the minority interests as discussed in "Depreciation and Amortization" had the effect of lowering minority interest as a percentage of income before minority interest when comparing 1998 to 1997.

Income Taxes

         The provision for income taxes remained constant at $1.7 million. The Company is providing for income taxes at an effective rate of 40%.

Net Income

         Net income remained constant at $2.6 million.

Earnings Per Share

         Basic and diluted earnings per share decreased 17.1% to $0.34 from $0.41 in 1997.

Nine Months Ended September 30, 1998, Compared to Nine Months Ended September 30, 1997.

Revenue

         Revenue increased 5.2% to $834.0 million from $792.8 million in 1997. Brokerage revenue increased 25.9% to $119.1 million from $94.6 million in 1997. The increase is attributable to an increase in business with existing customers and new customers as well as the acquisition of Quality. Logistics revenue decreased 29.8% to $45.4 million from $64.6 million in 1997. This decrease is attributable to the Company terminating its contract to provide third-party logistics to a significant customer in January 1998. Intermodal revenue increased 5.7% to $669.6 million from $633.6 million in 1997. The increase is attributable to an increase in business with new customers as well as the acquisition of Quality. The well-publicized service disruptions in the intermodal industry continued into the first nine months of 1998. Although management is unable to quantify the effect, management believes these service issues have inhibited Hub Group's intermodal revenue growth rate.

Net Revenue

         Net revenue increased to $100.6 million from $96.4 million in 1997. As a percentage of revenue, net revenue decreased to 12.1% from 12.2% in 1997. The decrease in the percentage was due to the Company incurring additional costs for purchased transportation due to rate increases, alternate routing around congested rail lanes, repositioning empty equipment and detention charges related to the service disruptions in the intermodal industry.

Salaries and Benefits

         Salaries and benefits increased to $52.9 million from $47.5 million in 1997. These expenses as a percentage of revenue increased to 6.3% from 6.0% in 1997. The increase in the percentage is primarily attributable to two factors. First, expenditures increased due to the normal year-over-year merit and cost of living increases granted to the Company's employees. Second, the rail service disruptions, which continued through the first nine months of 1998, created a significantly expanded work load requiring additional staff to handle our customers' intermodal transportation.

Selling, General and Administrative

         Selling, general and administrative expenses increased to $23.2 million from $19.9 million in 1997. These expenses as a percentage of revenue increased to 2.8% from 2.5% in 1997. This increase is primarily attributable to expenditures made related to rent, information systems, and equipment leases. Rent expense increased due to the expansion of some of Hub Group's operating facilities. Information systems expense increased primarily due to expenditures for consulting fees related to assessing the Company's information systems strategy and to reprogram software for Year 2000 compliance. Equipment lease expense continues to increase as the Company increasingly utilizes operating leases for its information systems hardware.

Depreciation and Amortization

         Depreciation and amortization increased to $4.7 million from $3.1 million in 1997. This expense as a percentage of revenue increased to 0.6% from 0.4% in 1997. The increase is primarily attributable to increased goodwill amortization related to the following purchases: (i) the 70% minority interests in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. in September 1997,
(ii) the 70% minority interests in Hub Rio Grande, Hub Dallas and Hub Houston in April 1998 and (iii) the acquisition of Quality in April 1998.

Other Income (Expense)

         Other income (expense) netted to an expense of $(1.1) million in 1998 compared to a net expense of $(0.5) million in 1997. Interest expense increased to $1.9 million in 1998 from $1.7 million in 1997. Interest expense increased primarily due to the purchases of minority interests and the acquisition of Quality in April 1998 (see "Depreciation and Amortization"). Interest income decreased to $0.7 million from $1.0 million in 1997. The average available cash balance decreased in 1998 as the Company attempts to minimize the amounts outstanding under its lines of credit.

Minority Interest

         Minority interest decreased 42.3% to $8.2 million from $14.3 million in 1997. Minority interest as a percentage of income before minority interest decreased to 43.9% from 55.9% in 1997. The purchase of the minority interests as discussed in "Depreciation and Amortization" had the effect of lowering minority interest as a percentage of income before minority interest when comparing 1998 to 1997.

Income Taxes

         The provision for income taxes decreased to $4.2 million from $4.5 million in 1997. The Company is providing for income taxes at an effective rate of 40%.

Net Income

         Net income decreased 6.6% to $6.3 million from $6.8 million in 1997.

Earnings Per Share

         Basic earnings per share decreased 26.8% to $0.82 from $1.12 in 1997. Diluted earnings per share decreased 25.5% to $0.82 from $1.10 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the unused and available portion of the line of credit with Cass Bank and Trust Company was $5.0 million. At September 30, 1998, there was $20.5 million outstanding and $15.5 million unused and available under the line of credit with Harris Trust and Savings Bank.

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

Year 2000

         "Year 2000" refers to the issue surrounding the compatibility of computer and other technology based systems with dates beyond December 31, 1999. This section will include an assessment of the Company's state of readiness, the costs to address the issues, the risks the issues represent and the Company's contingency plan.

State of Readiness

         Management has broken down its Year 2000 program into four phases. Those phases are awareness, assessment, renovation and validation. The Company has contracted with an outside consulting firm to perform a readiness review, which is currently ongoing. This review will conclude in November 1998 and is designed to verify that the Company is aware of all material relevant areas of concern regarding Year 2000 compatibility. Furthermore, the review should serve to validate existing assessments and identify areas where further assessment is needed.

         Management believes that it is aware of the risk areas facing the Company regarding Year 2000 and has broken those areas into six categories. The six categories are: (i) the Company's main operating system that has been created and enhanced in-house, (ii) the Company's ancillary operating software applications which were purchased, (iii) desktop hardware and software applications, (iv) the Company's financial reporting system, (v) the Company's telephone systems, and (vi) embedded technology in the Company's office equipment, physical environment and drayage tractors.

         The Company's main operating system is currently being renovated. The renovation, which consists of reprogramming the source code, should be completed before December 31, 1998. The validation phase will therefore start by December 31, 1998, and management estimates that the validation phase will be completed by September 30, 1999.

         The Company believes all of its ancillary operating software applications have been assessed. All of the supporting vendors, with one exception, have stated that their products are Year 2000 compliant. For the one exception, the Company has identified a renovation solution. The renovation stage for the exception has not yet been started but is expected to be completed by March 31, 1999. The validation stage for the exception is expected to be completed by June 30, 1999. The validation phase for the software that is Year 2000 compliant per the vendors is to begin before December 31, 1998, and should be completed by September 30, 1999.

         The Company's financial reporting system vendor has stated that their application is Year 2000 compliant. The Company plans to execute the validation phase for the financial reporting system as the Company's operating system generates Year 2000 activity during its validation phase. The validation phase for the financial reporting system is expected to be completed by September 30, 1999.

         The Company's desktop hardware and software application assessment is ongoing. The Company is in the process of creating an inventory of all desktop hardware and software applications. Once completed, the Company anticipates hiring an outside consulting firm to execute the renovation and validation phases. The renovation phase will consist of updating or replacing the hardware or software application if it is not Year 2000 compliant. The renovation phase is expected to begin prior to December 31, 1998, and the validation phase is expected to be completed by September 30, 1999.

         The Company is still assessing its many telephone systems. The amount of time for renovation and validation has not yet been determined.

         The Company is aware of the potential issues regarding embedded technology in its office equipment, physical environment and drayage tractors. While the Company has not assessed each piece of office equipment, such as fax machines and copiers, it believes its contingency plan will deal effectively enough with the risks of failure that such assessment is not a high priority. Similarly, the Company recognizes the potential issues regarding its physical environment, such as heat, electricity, elevators, security systems, etc., but has not ranked the assessment of each to be a higher priority than the resolution of items (i) through (v) above. The Company has assessed its embedded technology in its drayage tractors and received a statement from the engine manufacturers that the tractors' embedded technology is Year 2000 compliant.

         The Company has identified four categories of key third parties with which the Company has a material relationship that should be assessed. Those categories are: (i) significant customers who rely on their computer systems to determine their transportation needs, (ii) key vendors such as the railroads and significant providers of drayage and over-the-road services, (iii) our information network communications provider and (iv) significant third party freight payment vendors utilized by the Company's customers. The Company has not received any statements from its customers or from its customers' third party freight payment vendors regarding their Year 2000 readiness. The Company has no plans to obtain such statements. The Company has received statements from the major railroads and many of the Company's drayage and over-the-road service providers that they are Year 2000 compliant. The Company believes at this time that its information network communications provider is not Year 2000 compliant, but is working to become compliant.

Costs

         Through October 31, 1998, the Company has expensed approximately $608,000 related to Year 2000. These costs include not only amounts paid to outside parties but also the payroll costs for those employees spending significant amount of time on Year 2000 issues. The Company estimates it will spend approximately $2.0 to $2.5 million in total. The Company expects to continue to fund these costs through cash flow from operations.

Risk

         Management believes its most likely worst-case scenario is a complete shut down of the Company's, the railroads' or the Company's customers' main operating systems. The Company believes any of these risks, as well as other risks or combination of risks addressed herein or otherwise, could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Contingency Plan

         The Company has not yet developed a formal written contingency plan. Certain aspects of the Year 2000 contingency plan, such as dealing with an inoperative system, will simply be a matter of integrating the Company's current contingency plan for dealing with the temporary shut downs that occur from time to time. Other aspects of the contingency plan will be developed as the Company works through the phases of readiness. The creation of the contingency plan will be an ongoing process that should be completed early in the fourth quarter of 1999.

PART II. Other  Information

None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUB GROUP, INC.


DATE:  November 13, 1998                     /s/ William L. Crowder
                                             ----------------------
                                             William L. Crowder
                                             Vice President-Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)