Form 10-K
period 1998-12-31
HUB GROUP INC
filed 1999-03-24
CIK 940942

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 For the fiscal year ended December 31, 1998
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates on March 15, 1999, based upon the last reported sale price on that date on the NASDAQ National Market of $19 per share, was $132,193,450.

On March 15, 1999, the Registrant had 7,009,950 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

                       Documents Incorporated by Reference

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1999, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.
--------------------------------------------------------------------------------

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

     The Company operates through an extensive nationwide network of 31 offices or "Hubs." Each Hub is strategically located in a market that has a significant concentration of shipping customers and one or more railheads. Each Hub functions essentially as a stand-alone business managed locally by an executive, known as a "Principal," with significant transportation experience. Local management is responsible for operations, customer service and regional marketing, while corporate management is responsible for group strategic planning and administration, financial services, relationships with the railroads and management information systems support. Hub Group also maintains a National Accounts sales force to provide centralized marketing of the Company's services to large and geographically diversified shippers.

     On March 18, 1996, Hub Group purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition. Concurrent with the acquisition of Hub Chicago, Hub Group completed the initial public offering of 4,261,250 shares of its Class A common stock (the "Class A Common Stock"), with net proceeds to Hub Group of $52.9 million. Simultaneously with the initial public offering, Hub Group, through its new wholly owned subsidiary, Hub Chicago, acquired with cash the general partnership interests in 26 operating partnerships, each with one or more offices. In addition, Hub Group directly acquired with cash a controlling interest in the Hub Group Distribution Services partnership ("Hub Distribution") which performs certain specialized logistics functions (each of the 26 operating partnerships and Hub Distribution are a "Hub Partnership" and collectively are the "Hub Partnerships"). With the exception of Hub Distribution, the Company has the continuing option, exercisable any time after the Principal currently associated with a Hub Partnership ceases to be an employee of that Hub Partnership, to purchase the limited partnership interest in that Hub Partnership. The decision as to whether or when to exercise an option to acquire the limited partnership interest in a Hub Partnership will be made by the independent members of the Company's Board of Directors. Unless the context otherwise requires, references to "Hub Group" or the "Company" include Hub Chicago, the Hub Partnerships and their respective subsidiaries.

     During 1998, the Company made several significant strategic investments. On April 1, 1998, the Company exercised its option to acquire the remaining 70% minority interests in Hub City Dallas, L.P. ("Hub Dallas"), Hub City Houston, L.P. ("Hub Houston") and Hub City Rio Grande, L.P. ("Hub Rio Grande") for approximately $7 million. After these acquisitions, Hub Houston and Hub Rio Grande merged into Hub Dallas creating Hub City Texas, L.P. ("Hub Texas"). During 1998, the operations of the former Hub Dallas and Hub Rio Grande were consolidated into Hub Texas' headquarters in Houston, allowing the offices in Dallas and San Antonio to focus on sales.

     Also on April 1, 1998, the Company acquired all of the stock of Quality Intermodal Corporation ("Quality") for $4.1 million in cash and $6.0 million through the issuance of a three-year note, bearing interest at an annual rate of 5.6%. Quality had revenue of approximately $70 million in 1997. Quality was an intermodal and truckload brokerage service provider headquartered in Houston with offices in Dallas, Los Angeles, Chicago, Philadelphia and Atlanta. During 1998, each of these offices was closed and the business conducted by the Quality offices transitioned to the appropriate Hub office.

     On May 1, 1998, the Company formally launched its new Hub Group Premier Service Network in conjunction with the Burlington Northern and Santa Fe Railway Company ("BNSF"). Pursuant to this program, the Company manages a fleet of approximately 2000 48' x 102" containers and approximately 180 53' x 102" containers from BNSF for dedicated use throughout the BNSF intermodal container network. The Company and BNSF entered into an eight month agreement that expired in December 1998. The parties are currently in the process of formalizing a three year contract.

     On August 1, 1998, the Company, through Hub Distribution, acquired a customer list and certain fixed assets from Corporate Express Distribution Services ("CEDS") for $750,000 in cash. CEDS is a specialized logistics provider that offers a niche service in the delivery of pharmaceutical samples.

     In September 1998, HLX Company, L.L.C. ("HLX"), the Company's wholly-owned subsidiary that specializes in handling international cargo in North America, opened an office in Gothenborg, Sweeden.

     On March 22, 1999, the Company announced its intention to acquire the limited partnership interest in each of the 17 Hub Partnerships (other than Hub Distribution) in which it does not own the limited partnership interest. After the acquisition, the Company will own all of the Hub Partnerships and the Company's operations in North America and Europe, other than Hub Distribution. As part of the acquisition, the Company anticipates that the Principals of these operations will become employees of Hub Group and continue to function in their present roles. The aggregate purchase price of these limited partnership interests is approximately $110 million and will be financed through a combination of bank borrowings under a new line of credit and privately placed unsecured senior debt. The Company expects to complete the acquisition in the second quarter of 1999.

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

HUB NETWORK

     Over the past 28 years, Hub Group has grown from a single office with two employees into a network of 29 Hubs in the United States, one Hub in Canada and one Hub in Mexico. Hub Group also has several satellite sales offices. In developing this network, the Company has carefully selected each location to ensure coverage in areas with significant concentrations of shipping customers and one or more railheads. Hub Group currently has Hubs in the following cities:

      Atlanta            Houston             Minneapolis        Salt Lake City
      Baltimore          Indianapolis        New Orleans        San Francisco
      Birmingham         Jacksonville        New York City      Seattle
      Boston             Kansas City         Philadelphia       Toledo
      Chicago (3)        Los Angeles         Pittsburgh         Toronto
      Cleveland          Memphis             Portland
      Detroit            Mexico City         Rochester
      Grand Rapids       Milwaukee           St. Louis

The entire Hub network is interactively connected through the Company's AIM system. This enables Hub Group to move freight into and out of every major city in the United States and most locations in Canada and Mexico. The Company's Hub in New Haven was closed in February of 1998 and its operations transferred to Boston. In connection with the reorganization of Hub Texas, the Hubs in Dallas and San Antonio recently became sales offices.

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

     The Company currently has full time marketing representatives at each Hub with primary responsibility for servicing local and regional accounts. These sales representatives work from the 31 Hubs and the Company's satellite sales offices. This network provides a local marketing contact for small and medium shippers in most major metropolitan areas within the United States.

     In 1985, the Company organized National Accounts to service the needs of the nation's largest shippers. The Company recognized that although large shippers originate freight from multiple locations throughout the country, their logistics function is usually centralized. The Company essentially mirrored this structure by servicing national accounts from a central location and parceling out the servicing of individual freight shipments to the appropriate Hub. There are currently 15 National Accounts sales representatives who report to the Company's Executive Vice President of National Accounts. The National Accounts sales representatives regularly call on the nation's largest shippers to develop business relationships and to expand the Company's participation in servicing their transportation needs. When a business opportunity is identified by a National Accounts sales representative, the Company's market development and pricing personnel and the local Hubs work together to provide a transportation solution tailored to the customer's needs. Local Hubs provide transportation services to National Accounts customers. After the plan is implemented, National Accounts' personnel maintain regular contact with the shipper to ensure customer satisfaction and to refine the process as necessary.

     This unique combination of local and regional marketing has produced a large, diverse customer base. The Company services customers in a wide variety of industries, including automotive, consumer products, printing, paper, retail, chemicals and electronics.

MANAGEMENT INFORMATION SYSTEMS

     A primary component of the Company's business strategy is the continued improvement of its AIM system and other technology to ensure that the Company will remain a leader among transportation providers in information processing for transportation services. The AIM system consists of a network of IBM AS/400 computers located at the Hubs and linked to a host computer at the Company's headquarters. Hub Group uses IBM's Global Network as the nucleus for linking its computers and databases. This configuration provides a real time environment for transmitting data among the Hubs and the Company's headquarters using electronic data interchange ("EDI"), electronic mail and other protocols. It also allows Hub to communicate electronically with each railroad, certain drayage companies and those customers with EDI capabilities.

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

     To more effectively manage its highway services business, the Company utilizes software that is designed to automate the Company's highway services operations. This software processes customer transportation requests, schedules and tracks shipments, prepares customer billing, establishes account profiles and retains critical information for analysis. It also interfaces with the carrier by handling load tendering, shipment dispatch, shipment tracking, customer billing and remittance processing.

RELATIONSHIP WITH RAILROADS

     A key element of the Company's business strategy is to strengthen its close working relationship with each of the major intermodal railroads in the United States. The Company views its relationship with the railroads as a partnership. Due to the Company's size and relative importance, many railroads have dedicated support personnel to focus on the Company's day-to-day service requirements. On a regular basis, senior executives of the Company and each of the railroads meet to discuss major strategic issues concerning intermodal transportation. Several of the Company's executive officers, including both the Company's Chairman and

President, are former railroad employees, which makes them well-suited to understand the railroads' service capabilities.

The Company has contracts with each of the following major railroads:

           Burlington Northern Santa Fe Railway            Illinois Central
           Canadian Pacific                                Kansas City Southern
           Conrail                                         Norfolk Southern
           CSX                                             Union Pacific

     These contracts govern the transportation services and payment terms pursuant to which the Company's intermodal shipments are handled by the railroads. The contracts have staggered renewal terms with the earliest expiration at the end of June 1999. While there can be no assurances that these contracts will be renewed, the Company has in the past successfully negotiated extensions of the contracts with the railroads. Transportation rates are market driven and are typically negotiated between the Company and the railroads on a customer specific basis. Consistent with industry practice, many of the rates negotiated by the Company are special commodity quotations ("SCQs"), which provide discounts from published price lists based on competitive market factors and are designed by the railroads to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC. SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually six to 12 months.

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

RELATIONSHIP WITH TRUCKLOAD CARRIERS

     The Company's brokerage operation has a large and growing number of active carriers in its database which it uses to transport freight. The local Hubs deal daily with these carriers on an operational level. Hub Highway Services, a partnership controlled by the Company, handles the administrative and regulatory aspects of the carrier relationship. Hub's relationships with its carriers are important since these relationships determine pricing, load coverage and overall service.

RISK MANAGEMENT AND INSURANCE

     The Company requires all drayage companies participating in the Quality Drayage Program to carry at least $1.0 million in general liability insurance and to obtain, either on their own or through the Company, $1.0 million in cargo insurance. Railroads, which are self insured, provide limited common carrier liability protection, generally up to $250,000 per shipment, although higher coverage is available on a load-by-load basis. To cover freight damage when a carrier's liability cannot be established or a carrier's insurance is insufficient to cover freight loss or damage, the Company carries its own cargo insurance with a limit of $1.5 million per container or trailer and a limit of $20 million per occurrence. The Company also carries $2.0 million of general liability insurance with a companion $10.0 million umbrella policy on this general liability insurance.

GOVERNMENT REGULATION

     Hub Highway Services is licensed by the Department of Transportation ("DOT") as a broker in arranging for the transportation of general commodities by motor vehicle. To the extent that the Hubs perform truck brokerage services, they do so under the license granted to Hub Highway Services. The DOT prescribes qualifications for acting in this capacity, including certain surety bonding requirements. While the DOT requires a $10,000 surety bond to maintain this license, the Company has voluntarily posted a $300,000 surety bond. To date, compliance with these regulations has not had a material adverse effect on the Company's results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

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

GENERAL

     EMPLOYEES      As of February 28, 1999, the Company had approximately 1,337 employees. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

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

ITEM 2.       PROPERTIES

     The Company directly, or indirectly through the Hub Partnerships, operates 42 offices throughout the United States and in Canada and Mexico, including the Company's headquarters in Lombard, Illinois and its Company-owned drayage operations. On March 1, 1999, the Company relocated its National Accounts office in Stamford, Connecticut to corporate headquarters in Lombard, Illinois. The office building used by the Hub located in Toledo is owned, and the remainder are leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of the Company's leases are month-to-month and others expire in the near term, the Company does not believe that it will have difficulty in renewing them or in finding alternative office space. The Company believes that its offices are adequate for the purposes for which they are currently used.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of March 20, 1999 with respect to each person who is an executive officer of the Company.


      Name              Age                Position
-------------------   ------  -------------------------------------------------
Phillip C. Yeager        71   Chairman of the Board of Directors
David P. Yeager          46   Vice Chairman of the Board of Directors and Chief
                              Executive Officer
Thomas L. Hardin         53   President, Chief Operating Officer and Director
William L. Crowder       56   Vice President-Finance, Chief Financial Officer
                              and Treasurer
Daniel F. Hardman        50   President-Chicago Region
Mark A. Yeager           34   Division President, Secretary and General Counsel
John T. Donnell          59   Executive Vice President-National Accounts
Robert J. Jensen         44   Executive Program Director - Year 2000 Program
                              Office
Richard M. Rogan         59   President-Hub Highway Services, Executive Vice
                              President-Marketing
Daniel L. Sellers        43   Vice President-Information Services and Chief
                              Information Officer

     Phillip C. Yeager, the Company's founder, has been Chairman of the Board since October 1985. From April 1971 to October 1985, Mr. Yeager served as President of Hub Chicago. Mr. Yeager became involved in intermodal transportation in 1959, five years after the introduction of intermodal transportation in the United States, as an employee of the Pennsylvania and Pennsylvania Central Railroads. He spent 19 years with the Pennsylvania and Pennsylvania Central Railroads, 12 of which involved intermodal transportation. In 1991, Mr. Yeager was named Man of the Year by the Intermodal Transportation Association. In 1995, he received the Salzburg Practitioners Award from Syracuse University in recognition of his lifetime achievements in the transportation industry. In October 1996, Mr. Yeager was inducted into the Chicago Area Entrepreneurship Hall of Fame sponsored by the University of Illinois at Chicago. In March 1997, he received the Presidential Medal from Dowling College for his achievements in transportation services. In September 1998 he received the Silver Kingpin award from the Intermodal Association of North America and in February 1999 he was named Transportation Person of the Year by the New York Traffic Club. Mr. Yeager graduated from the University of Cincinnati in 1951 with a Bachelor of Arts degree in Economics. Mr. Yeager is the father of David
P. Yeager and Mark A. Yeager and the father-in-law of Robert J. Jensen.

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

     Robert J. Jensen has been the Executive Program Director of the Year 2000 Program Office since December 1998. From July 1991 through December 1998, Mr. Jensen was President of Hub Group Operations Management. He served as President of Hub St. Louis from July 1985 through July 1991 and as General Manager of Hub St. Louis from October 1980 through July 1985. Mr. Jensen received a Bachelor of Science degree in Finance from the University of Illinois in 1977. Mr. Jensen is the son-in-law of Phillip C. Yeager and the brother-in-law of both David P. Yeager and Mark A. Yeager.

     Richard M. Rogan has been Executive Vice President of Marketing since November 1997 and President of Hub Highway Services since May 1995. Prior to joining the Company, Mr. Rogan was Executive Vice President of National Freight, Inc. from May 1993 to April 1995. Prior to that, Mr. Rogan was with Burlington Motor Carriers, Inc., where he served as President and Chief Executive Officer from March 1988 to April 1993 and as an Executive Vice President from July 1985 to February 1988. Mr. Rogan's transportation career spans 25 years and includes earlier assignments with the Illinois Central Railroad, North American Van Lines and Schneider National. He received a Bachelor of Business Administration degree from Loyola University of Chicago in 1962 and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania in 1963. He has served on the Board of Directors of the ATA Foundation as well as the Interstate Truckload Carrier Conference ("ITCC"). He is a past Chairman of the ITCC Highway Policy Committee and has also served on the Advisory Board of the Trucking Profitability Strategies Conference at the University of Georgia.

     Daniel L. Sellers has been the Company's Vice President of Information Services and Chief Information Officer since December 1998. Prior to joining the Company, Mr. Sellers was Vice President of Information Systems with Humana, Inc. from February 1997 to December 1998. Prior to that, Mr. Sellers was Vice President and General Manager of OmniTracs software with Qualcomm, Inc. from November 1993 to February 1997. Mr. Sellers also worked in the transportation industry for 15 years with Schneider National, Inc. in a variety of positions, including as Vice President and Chief Information Officer of Information Systems. He received a Bachelor of Business Administration from the University of Cincinnati in 1978 and a Masters in Business Administration from the University of Wisconsin Graduate School of Business in 1983. Mr. Sellers is a past member of the American Trucking Association's Management Systems Council.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

     The Class A Common Stock of the Company trades on the NASDAQ National Market tier of The NASDAQ Stock Market ("NASDAQ") under the symbol "HUBG." Set forth below are the high and low prices for shares of the Class A Common Stock of the Company for each full quarterly period in 1997 and 1998.

                                      1997                       1998
                                   ----------                 ----------
                               High       Low             High        Low
                               ----       ---             ----        ---
          First Quarter        $ 30 1/8   $ 24 1/2        $ 30        $ 25

          Second Quarter       $ 31       $ 24 1/4        $ 28 1/8    $ 19 3/4

          Third Quarter        $ 38 1/4   $ 30 1/8        $ 24        $ 15 3/4

          Fourth Quarter       $ 37 1/8   $ 28 3/8        $ 20 1/4    $ 12 3/4

     On March 16, 1999, there were approximately 47 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 1,480 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On March 16, 1999, there were nine holders of record of the Company's Class B common stock (the "Class B Common Stock" together with the Class A Common Stock, the "Common Stock").

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

ITEM 6.        SELECTED FINANCIAL DATA

                                      Selected Financial Data
                               (in thousands except per share data)

                                                                                  Years Ended December 31,
                                                          ------------ --------------- --------------- ------------ -----------
                                                              1998            1997(1)         1996(2)       1995        1994
                                                          ------------ --------------- --------------- ------------ -----------
Statement of Operations Data:
Revenue                                                    $1,145,906      $1,064,479      $  754,243    $  81,408   $  86,876
Net revenue                                                   138,334         129,855          91,564        6,266       6,288
Operating income                                               26,406          33,495          27,925        2,567       2,348
Income before minority interest and taxes                      25,324          32,869          27,704        2,638       2,406
Income before taxes                                            15,205          15,874          11,338        2,638       2,406
Historical net income                                           8,908           9,525           7,044        2,599       2,369
Historical basic earnings per common share                 $     1.16      $     1.48      $     1.41    $    1.56   $    1.43
Historical diluted earnings per common share               $     1.15      $     1.46      $     1.39    $    1.56   $    1.43
Pro forma provision for additional income taxes(3)                                                241        1,016         925
Pro forma net income                                                                       $    6,803    $   1,583   $   1,444
Pro forma basic earnings per common share                                                  $     1.36    $    0.95   $    0.87
Pro forma diluted earnings per common share                                                $     1.35    $    0.95   $    0.87

                                                                                      As of December 31,
                                                          ------------ --------------- ---------------- ---------- -----------
                                                              1998            1997(1)         1996(2)       1995        1994
                                                          ------------ --------------- ---------------- ---------- -----------
Balance Sheet Data:
Working capital                                            $   20,313      $   15,209      $   15,877    $     804   $   1,457
Total assets                                                  304,791         267,826         201,225        9,083      10,360
Long-term debt, excluding current portion                      29,589          22,873          28,714            -           -
Stockholders' equity                                          119,673         110,462          46,124        1,165       1,769

(1) In September 1997, the Company issued 1,725,000 shares of Class A common stock through a secondary offering which resulted in net proceeds of approximately $54,763,000. These proceeds were used to purchase the remaining 70% minority interest in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. See the Notes to the Company's Consolidated Financial Statements.

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

BUSINESS COMBINATIONS

         Concurrent with the initial public offering, Hub Group, Inc., together with its wholly owned subsidiary, Hub Chicago, acquired a controlling interest in each of 27 operating partnerships (collectively referred to as "Hub Partnerships"). Prior to March 18, 1996, Hub Chicago and Hub Partnerships were under common control and formed a network that collectively worked with customers and vendors. On May 2, 1996, Hub Group, Inc. purchased the rights to service the customers of American President Lines Domestic Distribution Services ("APLDDS"), a division of APL Land Transport Services, Inc., from its parent, American President Companies, Ltd.

         The revenue of Hub Partnerships and APLDDS is many multiples of the revenue of Hub Chicago. As a result, consolidated revenue and operating expense for Hub Group, Inc. and its subsidiaries (the "Company") increased dramatically in the periods subsequent to March 17, 1996.

         As a result of the APLDDS acquisition, the Company acquired the right to service APLDDS customers, but did not assume any assets or liabilities associated with that business. Furthermore, the Company hired only 36 of the more than 200 employees in the APLDDS organization. The APLDDS business was absorbed directly into the operations of Hub Chicago and Hub Partnerships and management believes the associated incremental operating costs are significantly less than the historical operating costs experienced by APLDDS. Management does not track the incremental purchased transportation and operating costs attributable to the acquired APLDDS business. Consequently, discussion of results of operations excluding acquisitions, when comparing the results of operations for the year ended December 31, 1997, to the year ended December 31, 1996, is limited to comparisons of revenue. Discussion of pro forma financial data for the year ended December 31, 1997, reflects results of operations as if Hub Group, Inc. had acquired Hub Partnerships and APLDDS as of January 1, 1996.

         On October 31, 1997, the Company acquired the 50% interest in its international joint venture, HLX Company, LLC, that it did not previously own. HLX offers point-to-point international transportation services with a focus on the North American movement of import and export freight.

         On April 1, 1998, the Company acquired all of the outstanding stock of Quality Intermodal Corporation ("Quality"). Quality primarily offered intermodal and truckload brokerage services with offices in Houston, Dallas, Los Angeles, Chicago, Atlanta, and Philadelphia. The Company absorbed the Quality business directly into the operations of Hub Chicago and Hub Partnerships.

         On August 1, 1998, the Company acquired the rights to service the customers of Corporate Express Distribution Services ("CEDS") as well as certain fixed assets. The CEDS business is being operated by Hub Group Distribution Services, the Company's niche logistics services provider. CEDS was a provider of niche logistics services including a pharmaceutical sample delivery operation.

RESULTS OF OPERATIONS

Year Ended December 31, 1998, Compared to Year Ended December 31, 1997

REVENUE

         Revenue totaled $1,145.9 million for 1998, representing an increase of 7.6% over 1997. Intermodal revenue increased 7.2% over 1997. Management believes that the well-publicized railroad service disruptions experienced by the intermodal industry during 1998 negatively impacted intermodal revenue growth. Truckload brokerage revenue increased 27.3% over 1997. The Company has successfully maintained its expansion into this service offering by employing dedicated and experienced personnel in each Hub. Logistics revenue decreased 17.4% compared to 1997. This decrease was due to the Company's cancellation of its contract to provide third-party logistics services to a significant customer in January 1998. This customer accounted for $32.5 million of the Company's revenue in 1997.

NET REVENUE

         Net revenue as a percentage of revenue decreased slightly to 12.1% in 1998 from 12.2% in 1997. Management believes the primary cause of this slight decrease is due to the increased transportation costs resulting from the service disruptions that were prevalent in 1998. At times the Company used higher cost alternative routing and incurred accessorials for detention and storage which were not passed on to the customer in an effort to maintain the long-term relationships the Company enjoys with many of its customers.

SALARIES AND BENEFITS

         Salaries and benefits increased to $72.5 million in 1998 from $64.3 million in 1997. As a percentage of revenue, salaries and benefits increased to 6.3% from 6.0%. The increase in the percentage is primarily attributed to the increased number of personnel needed to handle the Company's intermodal business. Due to the service disruptions, personnel were required to spend significantly more time per load to operate and monitor the transit of freight.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased to $32.9 million in 1998 from $27.5 million in 1997. These expenses as a percentage of revenue increased to 2.9% from 2.6%. The increase in the percentage is attributed to the increased expenditures related to information systems, rent and equipment leases. Expenditures for information systems included consulting costs related to the refinement of the Company's information systems strategy and costs for the Year 2000 project (See "Outlooks, Risks and Uncertainties"). Rent increased as the Company expanded its offices to meet space and service needs. Expenditures for equipment leases increased as the Company leased almost all of its computer hardware additions in 1998.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased to $6.6 million in 1998 from $4.6 million in 1997. As a percentage of revenue, depreciation and amortization increased to 0.6% from 0.4%. The increase is attributed to the increase in goodwill amortization related to the September 1997 purchase of the minority interest in Hub City Los Angeles, L.P. ("Hub Los Angeles") and Hub City Golden Gate, L.P. ("Hub Golden Gate"), the April 1998 purchase of the minority interest in Hub City Rio Grande, L.P., Hub City Dallas, L.P. and Hub City Houston, L.P. ("Texas Hubs") and the April 1998 acquisition of Quality.

OTHER INCOME (EXPENSE)

         Interest expense increased to $2.5 million in 1998 from $2.2 million in 1997. The primary cause of the increase in interest expense is the use of cash and issuance of a note related to both the acquisition of Quality and the purchase of the minority interest in the Texas Hubs in April 1998.

         Interest income decreased to $1.0 million in 1998 from $1.5 million in 1997. The primary cause of this decrease is the Company's increased concentration of its cash balances to reduce debt and minimize interest expense on current borrowings.

MINORITY INTEREST

         Minority interest decreased to $10.1 million in 1998 from $17.0 million in 1997. Minority interest as a percentage of income before minority interest and provision for income taxes was 40.0% in 1998 compared to 51.7% in 1997. The decrease in the percentage is primarily attributed to the purchase of minority interest in September 1997 and April 1998.

PROVISION FOR INCOME TAXES

         Provision for income taxes was $6.3 million in 1997 and 1998. The Company provided for income taxes using an effective rate of 41.4% in 1998 versus 40.0% in 1997. The increase in the effective rate was primarily the result of the purchase of minority interest in September 1997 and the Quality acquisition in April 1998. The goodwill related to the Quality acquisition is not tax deductible and therefore has the effect of increasing the Company's effective rate.

NET INCOME

         Historical net income decreased 6.5% to $8.9 million in 1998 from $9.5 million in 1997. Because of the severe rail service disruptions in 1998, expenses grew faster than revenue in 1998. Although the decrease in minority interest offset a substantial portion of the increase in expenses, historical net income dropped to 0.8% of revenue in 1998 from 0.9% in 1997.

EARNINGS PER COMMON SHARE

         Historical diluted earnings per common share decreased 21.2% to $1.15 in 1998 from $1.46 in 1997. The decrease in net income coupled with the increase in shares outstanding due to the secondary equity offering in September 1997 caused the decrease.

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

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization increased to $4.6 million in 1997 from $2.6 million in 1996. As a percentage of revenue, depreciation and amortization increased to 0.4% in 1997 from 0.3% in 1996. This increase is attributed primarily to the increase in goodwill amortization. Goodwill amortization related to the acquisitions of Hub Partnerships and APLDDS was incurred for the entire year in 1997 versus only a portion of the year in 1996. In addition, minority interest purchases related to Hub City Tennessee, L.P., Hub City North Central, L.P. ("Hub North Central"), Hub Group Distribution Services, Hub Los Angeles and Hub Golden Gate occurred in August 1996, December 1996, March 1997, September 1997 and September 1997, respectively. The timing of these purchases also caused goodwill amortization to be higher in 1997 as compared to 1996.

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

PROVISION FOR INCOME TAXES

         Provision for income taxes was increased to $6.3 million in 1997 from $4.3 million in 1996. Other than an insignificant provision for Illinois replacement tax, the Company had no provision for income taxes prior to March 18, 1996, as the Company was a federally non-taxable subchapter S corporation. The Company is providing for income taxes at a net effective rate of 40% for all income subsequent to March 17, 1996 through December 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         During 1998, the Company had two significant transactions that affected liquidity. These transactions were the acquisition of Quality and the purchase of the minority interest in the Texas Hubs. Quality was acquired for $4,080,000 in cash and $5,950,000 through the issuance of a three-year note, bearing interest at an annual rate of 5.6%. The transaction resulted in the recording of $9,458,000 of goodwill which will not be deductible for income tax purposes. The minority interest in the Texas Hubs was purchased for $6,730,000 in cash. The transaction was recorded all as goodwill which will be deductible over 15 years for income tax purposes.

         The Company had capital expenditures of approximately $4.0 million during 1998. Capital expenditures were principally made in connection with the expansion of the Company's offices and to enhance its information systems capabilities.

         The Company maintains a bank line of credit for $5.0 million. The interest rate is set at the bank's discretion at a rate less than or equal to the bank's prime rate. Advances on the line at December 31, 1998, were $2,050,000 bearing interest at the rate of 7.5%.

         In September 1997, the Company obtained an unsecured $36.0 million five-year revolving line of credit with a bank. The amount available under the line will decrease by $5.4 million at the beginning of year three and by $7.2 million at the beginning of each of years four and five. The Company can borrow at the prime rate on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR (London Interbank Offered Rate) plus 0.80% to 1.25% based on the Company's funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio. The line of credit agreement contains certain customary covenants. Advances on the line at December 31, 1998, were $18.5 million bearing interest ranging from 6.34% to 6.36%.

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

STATE OF READINESS

         Management has broken down its Year 2000 program into four phases. Those phases are awareness, assessment, renovation and validation. The Company contracted with an outside consulting firm to perform a readiness review, which was completed in December 1998. This review was instrumental in identifying and addressing Year 2000 issues.

         Management believes that it is aware of the risk areas facing the Company regarding Year 2000 and has broken those areas into seven categories. The seven categories are: (i) the Company's main operating system that has been created and enhanced in-house, (ii) the Company's ancillary operating software applications which were purchased, (iii) desktop hardware and software applications, (iv) the Company's financial reporting system, (v) the Company's telephone systems, (vi) embedded technology in the Company's office equipment, physical environment and drayage tractors and (vii) the state of readiness of the Company's customers, transportation service providers and other vendors.

         The Company's main operating system is currently being renovated. The renovation, which consists of reprogramming the source code, has been completed. The validation phase will start by April 1, 1999, and management estimates that the validation phase will be completed by September 30, 1999.

         The Company believes all of its ancillary operating software applications have been assessed. All of the supporting vendors have stated that their products are Year 2000 compliant. The validation phase is to begin by April 1, 1999, and should be completed by September 30, 1999.

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

         The Company's desktop hardware and software application assessment is ongoing. The Company is in the process of creating an inventory of all desktop hardware and software applications. Once completed, the Company anticipates hiring an outside consulting firm to execute the renovation and validation phases. The renovation phase will consist of updating or replacing the hardware or software application if it is not Year 2000 compliant. The renovation phase is expected to begin during the second quarter of 1999, and the validation phase is expected to be completed by September 30, 1999.

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

         The Company has identified four categories of key third parties with which the Company has a material relationship that should be assessed. Those categories are: (i) significant customers who rely on their computer systems to determine their transportation needs, (ii) key vendors such as the railroads and significant providers of drayage and over-the-road services, (iii) our information network communications provider and (iv) significant third party freight payment vendors utilized by the Company's customers. The Company has received statements from certain major customers and from certain major customers' third party freight payment vendors regarding their Year 2000 readiness. The Company has no plans to obtain such statements from all its customers or all its customers' third party freight payment vendors. The Company has received statements from the major railroads and many of the Company's drayage and over-the-road service providers that they are Year 2000 compliant. The Company believes at this time that its information network communications provider will be Year 2000 compliant.

COSTS

         In 1998, the Company expensed approximately $680,000 related to Year 2000. In 1999, through February 28th, the Company has expensed an additional $369,000. These costs include not only amounts paid to outside parties but also the payroll costs for those employees spending significant amounts of time on Year 2000 issues. The Company estimates it will spend approximately $2.5 to $3.0 million in total related to Year 2000. The Company expects to continue to fund these costs through cash flow from operations or use of its credit facilities.

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

CONTINGENCY PLAN

         The Company has not yet developed a formal written contingency plan. Certain aspects of the Year 2000 contingency plan, such as dealing with an inoperative system, will be a matter of integrating the Company's current contingency plans for dealing with the temporary shut downs that occur from time to time. Other aspects of the contingency plan will be developed as the Company works through the phases of readiness. The creation of the contingency plan will be an ongoing process that should be completed by September 30, 1999.

REVENUE

         Management believes that the performance of the railroads is the most significant factor that could negatively influence the Company's revenue growth rate. First, the service disruption in the intermodal industry that started in the fourth quarter of 1997 appears to have been significantly rectified. Should this trend reverse, the Company's intermodal growth rate would likely be negatively impacted. Should the split-up of Conrail, scheduled to begin transition on June 1, 1999, cause a similar service disruption, the Company's intermodal growth rate would likely be negatively impacted. Should there be another significant service disruption, there may be some customers who would switch from using the Company's intermodal service to other carriers' over-the-road service. These customers may choose to continue to utilize these carriers even when intermodal service levels are restored.

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

SALARIES AND BENEFITS

         It is anticipated that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between revenue increases and changes in levels of staffing. Factors that could affect the percentage from staying in the recent historical range are revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, changes in customer requirements or changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

SELLING, GENERAL AND ADMINISTRATIVE

         There are several factors that could cause selling, general and administrative expenses to increase as a percentage of revenue. Should management decide that customer expectations and the competitive environment require restructuring of its information systems and related platforms, there could be significant expenses incurred, some of which would not be capitalized. Costs incurred to formulate the Company's strategy as well as any costs that would be identified as reengineering or training would be expensed. The Company also expects to spend approximately $1.8 million to $2.3 million related to Year 2000 issues in 1999. (See "Year 2000")

DEPRECIATION AND AMORTIZATION

         Management estimates that as a percentage of revenue, depreciation and amortization will increase in the future. Factors that will cause an increase in the percentage are increased leasehold improvement amortization as operating companies transition to larger facilities, increased software amortization related to improving the Company's information systems capabilities and a full year of goodwill amortization related to the purchase of the minority interest in the Texas Hubs as well as the acquisition of Quality. Factors that could cause an increase in the percentage are additional acquisitions or minority interest purchases as well as increased depreciation expense on any capitalized costs that could be incurred in conjunction with a change in the Company's information systems strategy.

OTHER INCOME (EXPENSE)

         The purchase of additional minority interest or new business acquisitions would likely cause an increase in the Company's debt levels and therefore an increase in interest expense.

         Management estimates that interest income will likely decrease from current levels. Factors that could cause such a decrease are the possible use of cash to (i) make payments on the balloon notes, (ii) make payments on the APLDDS note, (iii) make payments on the Company's line of credit, (iv) fund the purchase of the remaining minority interest in any of its operating partnerships, (v) fund working capital needs and (vi) fund capital expenditures.

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

         The Company believes that cash, cash to be provided by operations, cash available under its lines of credit and the Company's ability to obtain additional credit capacity will be sufficient to meet the Company's short-term working capital and capital expenditure needs. The Company believes that the aforementioned items are sufficient to meet its anticipated long-term working capital, capital expenditure and debt repayment needs through at least the year 2003.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Accountants                                         21

Consolidated Balance Sheets - December 31, 1998 and December 31, 1997     22

Consolidated Statements of Operations - Years ended December 31, 1998,
  December 31, 1997 and December 31, 1996                                 23

Consolidated Statements of Stockholders' Equity - Years ended
  December 31, 1998, December 31, 1997 and December 31, 1996              24

Consolidated Statements of Cash Flows - Years ended December 31, 1998,
  December 31, 1997 and December 31, 1996                                 25

Notes to Consolidated Financial Statements                                26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Hub Group, Inc.:

         We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hub Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


                               ARTHUR ANDERSEN LLP

Chicago, Illinois
February 15, 1999
(except with
 respect to the
 matter discussed
 in Note 17, as to
 which the date is
 March 22, 1999)

                                              HUB GROUP, INC.
                                        CONSOLIDATED BALANCE SHEETS
                                              (IN THOUSANDS)

                                                                                           DECEMBER 31,
                                                                                 -------------------------------
                                                                                       1998            1997
                                                                                 --------------- ---------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                   $      15,178   $      12,056
      Accounts receivable, net                                                          148,104         127,673
      Deferred taxes                                                                          -           1,222
      Prepaid expenses and other current assets                                           6,036           1,961
                                                                                 --------------- ---------------
        TOTAL CURRENT ASSETS                                                            169,318         142,912

    PROPERTY AND EQUIPMENT, net                                                          19,111          19,616
    GOODWILL, net                                                                       115,858         102,151
    DEFERRED TAXES                                                                            -           2,479
    OTHER ASSETS                                                                            504             668
                                                                                 --------------- ---------------
        TOTAL ASSETS                                                              $     304,791   $     267,826
                                                                                 =============== ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
        Trade                                                                     $     123,513   $     102,364
        Other                                                                             7,909          12,639
      Accrued expenses
        Payroll                                                                           6,339           6,013
        Other                                                                             6,332           3,259
      Deferred taxes                                                                      1,751               -
      Current portion of long-term debt                                                   3,161           3,428
                                                                                 --------------- ---------------
           TOTAL CURRENT LIABILITIES                                                    149,005         127,703

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                            29,589          22,873
    DEFERRED TAXES                                                                          556               -
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                                     5,968           6,788
    STOCKHOLDERS' EQUITY:
      Preferred stock                                                                         -               -
      Common stock                                                                           77              77
      Additional paid-in capital                                                        110,181         109,878
      Purchase price in excess of predecessor basis                                     (25,764)        (25,764)
      Tax benefit of purchase price in excess of predecessor basis                       10,306          10,306
      Retained earnings                                                                  24,873          15,965
                                                                                 --------------- ---------------
        TOTAL STOCKHOLDERS' EQUITY                                                      119,673         110,462
                                                                                 --------------- ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     304,791   $     267,826
                                                                                 =============== ===============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                                            HUB GROUP, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------
                                                                      1998           1997           1996
                                                                 --------------- -------------- --------------
REVENUE:
    Trade                                                         $   1,145,906   $  1,064,479   $    750,784
    Affiliates                                                                -              -          3,459
                                                                 --------------- -------------- --------------
       Total Revenue                                                  1,145,906      1,064,479        754,243

TRANSPORTATION COSTS                                                  1,007,572        934,624        662,679
                                                                 --------------- -------------- --------------
       Net revenue                                                      138,334        129,855         91,564

COSTS AND EXPENSES:
    Salaries and benefits                                                72,465         64,280         43,913
    Selling, general and administrative                                  32,885         27,478         17,147
    Depreciation and amortization                                         6,578          4,602          2,579
                                                                 --------------- -------------- --------------
       Total costs and expenses                                         111,928         96,360         63,639

          Operating income                                               26,406         33,495         27,925
                                                                 --------------- -------------- --------------

OTHER INCOME (EXPENSE):
    Interest expense                                                     (2,480)        (2,225)          (996)
    Interest income                                                       1,014          1,466            786
    Other, net                                                              384            133            (11)
                                                                 --------------- -------------- --------------
       Total other expense                                               (1,082)          (626)          (221)

Income before minority interest and provision for income taxes           25,324         32,869         27,704
                                                                 --------------- -------------- --------------

Minority interest                                                        10,119         16,995         16,366
                                                                 --------------- -------------- --------------

Income before provision for income taxes                                 15,205         15,874         11,338

Provision for income taxes                                                6,297          6,349          4,294
                                                                 --------------- -------------- --------------

Historical net income                                             $       8,908   $      9,525   $      7,044
                                                                 =============== ============== ==============

Historical basic earnings per common share                        $        1.16   $       1.48   $       1.41
                                                                 =============== ============== ==============
Historical diluted earnings per common share                      $        1.15   $       1.46   $       1.39
                                                                 =============== ============== ==============

Pro forma provision for additional income taxes                                                           241
                                                                                                --------------

Pro forma net income                                                                             $      6,803
                                                                                                ==============

Pro forma basic earnings per common share                                                        $       1.36
                                                                                                ==============
Pro forma diluted earnings per common share                                                      $       1.35
                                                                                                ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                 HUB GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                                          (IN THOUSANDS, EXCEPT SHARES)

                                                                                           TAX BENEFIT
                                                                             PURCHASE      OF PURCHASE
                                                                             PRICE IN         PRICE
                                          COMMON STOCK       ADDITIONAL     EXCESS OF      IN EXCESS OF                    TOTAL
                                    ------------------------   PAID-IN     PREDECESSOR     PREDECESSOR     RETAINED    STOCKHOLDERS'
                                       SHARES      AMOUNT      CAPITAL        BASIS           BASIS        EARNINGS        EQUITY
                                    ------------- ---------- ------------ --------------- --------------- ----------- --------------
Balance at January 1, 1996                  300    $    26    $       18    $       -       $      -       $   1,121   $     1,165
  Net income                              -            -             -              -              -           7,044         7,044
  Distributions to stockholders           -            (25)          (17)           -              -          (1,725)       (1,767)
  Issuance of common stock in
   acquisition                        1,662,296        -             -              -              -             -             -
  Retirement of shares acquired            (200)       -             -              -              -             -             -
  Sale of common stock in
   initial public offering, net       4,261,250         59        55,083            -              -             -          55,142
  Acquisition of general
   partnership interests                  -            -             -          (25,764)        10,306           -         (15,458)
  Purchase of common stock                 (100)        (1)           (1)           -              -             -              (2)
                                    ------------- ---------- ------------ --------------- --------------- ----------- --------------
Balance at December 31, 1996          5,923,546         59        55,083        (25,764)        10,306         6,440        46,124
  Net income                              -            -             -              -              -           9,525         9,525
  Sale of common stock in
    initial public offering, net          -            -             (45)           -              -             -             (45)
  Sale of common stock in
    secondary offering, net           1,725,000         18        54,745            -              -             -          54,763
  Exercise of non-qualified
   stock options                          4,700        -              95            -              -             -              95
                                    ------------- ---------- ------------ --------------- --------------- ----------- --------------
Balance at December 31, 1997          7,653,246         77       109,878        (25,764)        10,306        15,965       110,462
  Net income                              -            -             -              -              -           8,908         8,908
  Exercise of non-qualified
    stock options                        19,000        -             303            -              -             -             303
                                    ------------- ---------- ------------ --------------- --------------- ----------- --------------
Balance at December 31, 1998          7,672,246    $    77    $  110,181    $   (25,764)    $   10,306     $  24,873   $   119,673
                                    ============= ========== ============ =============== =============== =========== ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                      HUB GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------------------
                                                                                      1998             1997            1996
                                                                                ---------------  ---------------  -------------
Cash flows from operating activities:
    Net income                                                                   $       8,908    $       9,525    $     7,044
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                    7,656            5,688          2,786
        Deferred taxes                                                                   6,008            6,349          2,722
        Minority interest                                                               10,119           16,995         16,366
        Loss (Gain) on sale of assets                                                      135             (107)           (59)
        Changes in working capital, net of effects of purchase transactions:
          Accounts receivable, net                                                     (11,978)         (13,663)       (29,976)
          Prepaid expenses and other current assets                                     (4,018)           1,583         (1,801)
          Accounts payable                                                               8,933           11,759         20,851
          Accrued expenses                                                               2,758            1,023          2,549
          Other assets                                                                     167              303           (106)
                                                                                ---------------  ---------------  -------------
           Net cash provided by operating activities                                    28,688           39,455         20,376
                                                                                ---------------  ---------------  -------------
Cash flows from investing activities:
    Cash used in acquisitions, net                                                      (3,989)            (164)       (37,459)
    Purchases of minority interest                                                      (6,730)         (60,955)        (2,513)
    Purchases of property and equipment, net                                            (3,975)          (8,488)        (7,862)
                                                                                ---------------  ---------------  -------------
           Net cash used in investing activities                                       (14,694)         (69,607)       (47,834)
                                                                                ---------------  ---------------  -------------
Cash flows from financing activities:
    Proceeds from sale of common stock in initial public offering, net                       -              (45)        52,945
    Proceeds from sale of common stock in secondary offering, net                            -           54,763              -
    Proceeds from sale of common stock                                                     303               95              -
    Purchase of common stock                                                                 -                -             (2)
    Distributions to stockholders                                                            -                -         (1,104)
    Distributions to minority interest                                                 (10,939)         (20,921)        (5,814)
    Payments on long-term debt                                                         (28,843)          (6,409)        (7,271)
    Proceeds from issuance of long-term debt                                            28,607              832          2,595
                                                                                ---------------  ---------------  -------------
           Net cash provided by (used in) financing activities                         (10,872)          28,315         41,349
                                                                                ---------------  ---------------  -------------
Net increase (decrease) in cash                                                          3,122           (1,837)        13,891
Cash and cash equivalents, beginning of period                                          12,056           13,893              2
                                                                                ---------------  ---------------  -------------
Cash and cash equivalents, end of period                                         $      15,178    $      12,056    $    13,893
                                                                                ===============  ===============  =============
Supplemental disclosures of cash flow information Cash paid for:
       Interest                                                                  $       2,343    $       2,138    $       491
       Income taxes                                                                      2,680              386          2,344
    Non-cash investing and financing activities:
       Notes payable issued as distributions to stockholders                     $           -    $           -    $       663
       Note payable issued to purchase minority interest                                     -                -         14,970

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 HUB GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

BUSINESS: Hub Group, Inc. and its subsidiaries (the "Company") provide intermodal transportation services utilizing primarily third party arrangements with railroads and drayage companies. The Company also arranges for transportation of freight by truck and performs logistics services.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Hub Group, Inc. and all entities in which the Company has more than a 50% equity ownership or otherwise exercises unilateral control. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS: The Company considers as cash equivalents all highly liquid instruments with an original maturity of three months or less. Checks outstanding, net, of approximately $1,482,000 and $6,425,000 at December 31, 1998 and 1997, respectively, are included in accounts payable.

RECEIVABLES: The Company's reserve for uncollectible accounts receivable was approximately $691,000 and $303,000 at December 31, 1998, and 1997, respectively.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of applicable assets over their expected useful lives: buildings and improvements, 15 to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, 3 to 5 years; furniture and equipment, 3 to 10 years; and transportation equipment and automobiles, 3 to 12 years. Direct costs related to internally developed software projects are capitalized and amortized over the expected useful life on a straight-line basis not to exceed five years, commencing when the asset is placed into service. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

GOODWILL: Goodwill is amortized on the straight-line method over 40 years. On an ongoing basis, the Company estimates the future undiscounted cash flows before interest of the operating units to which goodwill relates in order to evaluate impairment. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. The Company has not experienced any impairment of goodwill. Accumulated goodwill amortization was $4,963,000 and $2,050,000 as of December 31, 1998 and 1997, respectively.

CONCENTRATION OF CREDIT RISK: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. The Company primarily serves customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 1996, 1997 or 1998. The Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable risk is limited.

REVENUE RECOGNITION: Revenue represents sales of services to customers. Revenue is recognized based on relative transit time.

INCOME TAXES: Prior to March 18, 1996, the Company had elected to be taxed as an S corporation under the Internal Revenue Code. The income of an S corporation is taxable to its stockholders rather than the Company itself. Income tax expense incurred prior to March 18, 1996, represents Illinois replacement tax. On March 18, 1996, the Company became a taxable C corporation. The pro forma provision for additional income taxes was calculated assuming the Company was operating as a taxable C corporation since January 1, 1996. The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

EARNINGS PER COMMON SHARE: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("Statement 128") addressing earnings per share. Statement 128 changed the methodology of calculating earnings per share and requires disclosure of basic earnings per share and diluted earnings per share. The Company adopted Statement 128 in December 1997 and has retroactively restated all periods presented. Basic earnings per common share are based on the average quarterly weighted average number of Class A and Class B shares of common stock outstanding. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options. In computing the per share effect of assumed exercise, funds which would have been received from the exercise of options, including tax benefits assumed to be realized, are considered to have been used to purchase shares at current market prices, and the resulting net additional shares are included in the calculation of weighted average shares outstanding.

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

RECLASSIFICATIONS: Certain items previously reported have been reclassified to conform with the 1998 presentation.

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

         Concurrent with the acquisition of Hub Chicago in March 1996, the Company completed the initial public offering of 4,261,250 shares of its Class A common stock, with net proceeds to the Company of approximately $52.9 million. Coincident with the initial public offering, a selling stockholder sold 1,000,000 shares of the Company's Class A common stock through a secondary offering. The Company did not receive any net proceeds from the sale of the shares by the selling stockholder.

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

         In connection with the purchase of the controlling interest in Hub Partnerships, approximately $10,306,000 has been recorded as a deferred tax benefit representing the tax effect of the purchase price in excess of predecessor basis, with the corresponding credit recorded as an increase to equity.

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

         On April 1, 1998, the Company acquired all the outstanding stock of Quality Intermodal Corporation for $4,080,000 in cash and $5,950,000 through the issuance of a three-year note, bearing interest at an annual rate of 5.6%. The acquisition was recorded using the purchase method of accounting resulting in goodwill of $9,458,000.

         On August 1, 1998, the Company acquired the rights to service the customers of Corporate Express Distribution Services as well as certain fixed assets for $750,000 in cash. The acquisition was recorded using the purchase method of accounting resulting in goodwill of $432,000.

         Results of operations from acquisitions recorded under the purchase method of accounting are included in the Company's financial statements from their respective dates of acquisition. The 1998 purchase price allocations presented are preliminary.

         The following summarizes the effects of businesses acquired and accounted for as purchases in 1996 as if they had been acquired as of January 1, 1996:

                                                                                   (UNAUDITED)
                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                                       1996
                                                                                -----------------
                                                                                     (000'S)
Revenue as reported                                                              $     754,243
Revenue of purchased businesses for period prior to
  acquisitions, net of eliminations                                                    184,660
                                                                                -----------------
Pro forma revenue                                                                $     938,903
                                                                                -----------------

Historical net income as reported                                                $       7,044
Net income (loss) of purchased businesses for
  period prior to acquisitions                                                            (260)
Adjustment for goodwill amortization                                                       (96)
                                                                                -----------------
Pro forma net income                                                             $       6,688
                                                                                -----------------

Historical diluted earnings per share as reported                                $        1.39
Effect of purchased businesses prior to acquisitions                                     (0.24)
                                                                                -----------------
Pro forma historical diluted earnings per share                                  $        1.15
                                                                                -----------------

Business acquisitions which involved the use of cash were accounted for as follows:

                                                            YEARS ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                     1998             1997             1996
                                               ---------------  ----------------  -------------
                                                                      (000'S)
Accounts receivable                               $  8,453         $   (115)         $ 75,576
Prepaid expenses and other current assets               57               12             1,584
Property and equipment                                 398               79             9,308
Goodwill                                             9,890              466            25,297
Deferred tax benefit, net                               -                -             10,575
Other assets                                             3               13               628
Accounts payable                                    (7,486)            (216)          (74,694)
Accrued expenses                                      (641)             (75)           (5,190)
Long-term debt                                      (6,685)              -            (20,921)
Minority interest                                       -                -               (162)
Purchase price in excess of predecessor
  basis                                                 -                -             25,764
Tax benefit of purchase price in excess of
  predecessor basis                                     -                -            (10,306)
                                               ---------------  ----------------  -------------
Cash used in acquisitions, net                   $   3,989         $    164          $ 37,459
                                               ---------------  ----------------  -------------

NOTE 4.  EARNINGS PER SHARE

         The following is a reconciliation of the Company's Earnings per Share:

                                           YEAR ENDED                 YEAR ENDED                  YEAR ENDED
                                       DECEMBER 31, 1998          DECEMBER 31, 1997           DECEMBER 31, 1996
                                  --------------------------  -------------------------   -------------------------
                                       (000'S)                   (000'S)                      (000's)
                                  ----------------            --------------              ---------------
                                                   Per-Share                 Per-Share                    Per-Share
                                   Income   Shares   Amount   Income  Shares   Amount     Income   Shares   Amount
                                  --------  ------ ---------  ------  ------ ---------    ------   ------ ---------
HISTORICAL BASIC EPS
   Income available to
      common stockholders          $8,908    7,657   $1.16    $9,525   6,420    $1.48     $7,044    5,000   $1.41
                                   ------   ------ ---------  ------  ------ ---------    -------   ------ --------
EFFECT OF DILUTIVE SECURITIES
   Stock options                       -        72      -         -      114       -          -        58      -
                                   ------   ------ ---------  ------  ------ ---------    -------   ------ --------
HISTORICAL DILUTED EPS
   Income available to
      common stockholders
      plus assumed exercises       $8,908    7,729   $1.15    $9,525   6,534    $1.46     $7,044    5,058   $1.39
                                   ------   ------ ---------  ------  ------ ---------    -------   ------ --------

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

         On October 31, 1997, the Company purchased the remaining 70% minority interest in Hub City New Orleans, L.P. for one dollar.

         On April 1, 1998, the Company purchased the remaining 70% minority interest in Hub City Dallas, L.P., Hub City Houston, L.P. and Hub City Rio Grande, L.P. for approximately $6,730,000 in cash.

         As the amount paid for each of the purchases of minority interest equaled the basis in excess of the fair market value of assets acquired and liabilities assumed, the amount paid was recorded as goodwill.

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                       YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                       1998             1997
                                                                 ---------------  -----------------
                                                                             (000'S)
Land                                                               $        -       $          56
Building and improvements                                                   53                233
Leasehold improvements                                                   1,206                886
Computer equipment and software                                         15,816             14,512
Furniture and equipment                                                  5,722              4,172
Transportation equipment and automobiles                                 5,318              5,828
                                                                 ---------------  ----------------
                                                                        28,115             25,687
Less:  Accumulated depreciation and amortization                        (9,004)            (6,071)
                                                                 ---------------  ----------------
    PROPERTY AND EQUIPMENT, net                                    $    19,111      $      19,616
                                                                 ===============  ================

NOTE 7.  INCOME TAXES

         The following is a reconciliation of the Company's effective tax rate to the federal statutory tax rate:

                                                                YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                          1998           1997            1996
                                                    --------------  --------------  --------------
U.S. federal statutory rate                                 34.4%           34.5%           34.1%
State taxes, net of federal benefit                          5.3             4.9             4.8
Income earned as non-taxable Subchapter
  S corporation prior to March 18, 1996                       -               -             (2.1)
Goodwill amortization                                        0.5              -               -
Other                                                        1.2             0.6             1.1
                                                    --------------  --------------  --------------
Net effective rate                                          41.4%           40.0%           37.9%
                                                    --------------  --------------  --------------

         The following is a summary of the Company's provision for income taxes:

                                                                YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                          1998           1997             1996
                                                    --------------  --------------  --------------
                                                                        (000'S)
Current
    Federal                                           $       250     $         -     $     1,378
    State and local                                            39               -             194
                                                    --------------  --------------  --------------
                                                              289               -           1,572
                                                    --------------  --------------  --------------

Deferred
    Federal                                                 5,206           5,559           2,386
    State and local                                           802             790             336
                                                    --------------  --------------  --------------
                                                            6,008           6,349           2,722
                                                    --------------  --------------  --------------
           Total provision                            $     6,297     $     6,349     $     4,294
                                                    --------------  --------------  --------------

         The following is a summary of the Company's deferred tax assets and liabilities:

                                                                     YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                       1998             1997
                                                                 ---------------  --------------
                                                                             (000'S)
Reserve for uncollectible accounts receivable                      $        277    $        361
Accrued compensation                                                        533             172
Net operating loss carryforward                                              -            2,635
                                                                 ---------------  --------------
    Current deferred tax asset                                              810           3,168

Property and equipment                                                      861           1,851
Income tax basis in excess of financial basis of goodwill                10,178          11,012
                                                                 ---------------  --------------
    Long-term deferred tax asset                                         11,039          12,863
                                                                 ---------------  --------------
         Total deferred tax asset                                  $     11,849    $     16,031
                                                                 ---------------  --------------

Prepaids                                                           $        (84)   $        (53)
Receivables                                                              (2,477)         (1,893)
                                                                 ---------------  --------------
    Current deferred tax liability                                       (2,561)         (1,946)

Goodwill                                                                (11,595)        (10,384)
                                                                 ---------------  --------------
        Total deferred tax liability                               $    (14,156)   $    (12,330)
                                                                 ---------------  --------------

NOTE 8.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

         Fair value approximates book value at the balance sheet dates.

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                -------------------------------
                                                                                     1998            1997
                                                                                -------------- ----------------
                                                                                           (000'S)
Installment notes payable due through 2001, monthly installments ranging from
  $365 - $16,103, including interest, ranging from 2.9%
  to 12.0%, collateralized by certain equipment                                  $     1,793     $     2,948
Bank lines of credit (see below)                                                      20,550              -
Unsecured balloon notes, interest compounded annually at 5.45%, interest and
  principal due March 2001 (see Note 13)                                               2,260           4,032
Mortgage note payable due in 1998 with monthly installments of $2,381, including
  interest at 8.5%, collateralized by certain property                                    -              195
Note payable due in three equal annual principal payments of $2,000,000 beginning on May 2, 1997; interest is due at the time the principal is paid at
  6% compounded annually                                                               2,000           4,000
Notes payable due in one balloon payment of $5,950,000 on
  April 1, 2001; interest is due annually and is paid at 5.6%                          5,950              -
Note payable due in nine equal monthly payments of $71,160
  beginning on July 1, 1998; interest is 5.9% compounded monthly                         141              -
Note payable due January 1, 1998, with interest at an annual rate of 7% (see
  Note 13 and below)                                                                      -           14,970
Capital lease obligations, collateralized by certain equipment                            56             156
                                                                                --------------  ---------------
Total long-term debt                                                                  32,750          26,301
Less current portion                                                                  (3,161)         (3,428)
                                                                                --------------  ---------------
                                                                                 $    29,589     $    22,873
                                                                                --------------  ---------------

         The note payable for $14,970,000 due on January 1, 1998, was refinanced through the $36.0 million credit facility which is described below and is classified as long-term.

         Aggregate principal payments, in thousands, due subsequent to December 31, 1998, are as follows:

1999                                                                $     3,161
2000                                                                        750
2001                                                                      8,284
2002                                                                     18,503
2003 and thereafter                                                       2,052
                                                                   -------------
                                                                    $    32,750
                                                                   -------------

         On March 18, 1996, the Company assumed a line of credit for $5,000,000. Advances on this line of credit at December 31, 1998, were $2,050,000. This line of credit was not used at December 31, 1997. At December 31, 1998, the interest rate was 7.5%. The interest rate is set at the bank's discretion at a rate less than or equal to the bank's prime rate. Borrowings are secured by certain assets. The line of credit has no expiration date.

         On September 17, 1997, the Company closed on an unsecured $36.0 million five-year revolving line of credit with a bank. The amount available under the line will decrease by $5.4 million at the beginning of year three and by $7.2 million at the beginning of each of years four and five. The Company can borrow at the prime rate on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR (London Interbank Offered Rate) plus 0.80% to 1.25% based on the Company's funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization) ratio. The credit facility also contains certain financial covenants which, among others, requires that the Company maintain required levels of EBITDA, funded debt to EBITDA, fixed charge coverage and current assets to current liabilities. In addition, there are limitations on additional indebtedness as well as acquisitions and minority interest purchases. The Company was in compliance with these covenants at December 31, 1998. Advances on this line of credit at December 31, 1998 were $18,500,000 with interest rates ranging between 6.34% and 6.36%. There were no borrowings on this line of credit at December 31, 1997. In October 1996, the Company authorized the issuance of a standby letter of credit for $1,000,000, which has no expiration date.

NOTE 9.  RENTAL EXPENSE AND LEASE COMMITMENTS

         Minimum annual rental commitments, in thousands, at December 31, 1998, under noncancellable operating leases, principally for real estate and equipment, are payable as follows:

1999                                                                 $    5,976
2000                                                                      5,519
2001                                                                      4,300
2002                                                                      2,313
2003                                                                        630
2004                                                                        310
                                                                    ------------
                                                                     $   19,048
                                                                    ------------

         Total rental expense was approximately $7,487,000, $4,535,000 and $2,773,000 for 1998, 1997 and 1996, respectively. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.

NOTE 10. STOCK-BASED COMPENSATION PLAN

         Concurrent with the initial public offering the Company adopted a Long-Term Incentive Plan (the "1996 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 450,000. Concurrent with the secondary offering the Company adopted a second Long-Term Incentive Plan (the "1997 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 150,000. Under the 1996 and 1997 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant.

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

                                                                      YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                               1998              1997              1996
                                                         ----------------  ----------------  ----------------

Pro forma net income as reported (000's)                          8,908            9,525              6,803
Pro forma net income pro forma
   for Statement 123 (000's)                                      8,501            9,261              6,599
Historical basic earnings per common
   share pro forma for Statement 123                       $       1.11      $      1.44       $       1.32
Historical diluted earnings per common
   share pro forma for Statement 123                       $       1.10      $      1.42       $       1.30

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

         For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming:

                                                                       YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                               1998              1997              1996
                                                         ----------------  ----------------  ----------------

Dividend yield                                                     0.0%              0.0%              0.0%
Risk-free interest rate                                            5.1%              5.8%              6.5%
Volatility factor                                                 40.0%             40.0%             25.0%
Expected life in years                                             6.0               6.0               6.0

Information regarding these option plans for 1998, 1997 and 1996 is as follows:

                                           1998                               1997                             1996
                            ---------------------------------  ----------------------------------  -----------------------------
                                                Weighted Avg.                       Weighted Avg.                  Weighted Avg.
                                  Shares       Exercise Price        Shares        Exercise Price     Shares      Exercise Price
                            -----------------  --------------  ------------------  --------------  ------------   --------------
Options outstanding,
   beginning of year                 401,800    $      15.86             357,500    $      14.00            -      $         -
Options exercised                    (19,000)          14.00              (4,700)          14.00            -                -
Options granted                      161,500           21.91              49,000           29.23       362,500            14.00
Options forfeited                    (75,000)          24.85                  -               -         (5,000)           14.00
                            -----------------  --------------  ------------------  --------------  ------------   --------------
Options outstanding,
   end of year                       469,300    $      16.58             401,800    $      15.86       357,500     $      14.00
Weighted average fair
   value of options
   granted during the year  $          10.30                    $          11.02                     $    5.54
Options exercisable at
   year end                          137,200                              71,600                            -
Option price range at end
   of year                  $14.00 to $28.16                    $14.00 to $31.25                     $   14.00
Option price for exercised
   shares                   $          14.00                    $          14.00                     $      -
Options available for
   grant at end of year              107,000                             193,500                        92,500

The following table summarizes information about options outstanding at December 31, 1998:

                        Options Outstanding                              Options Exercisable
-------------------------------------------------------------------   --------------------------
                                     Weighted Avg.    Weighted Avg.                Weighted Avg.
      Range of          Number         Remaining        Exercise         Number      Exercise
 Exercise Prices       of Shares    Contractual Life      Price        of Shares       Price
-----------------   ------------   -----------------  -------------   -----------  -------------
$          14.00        312,800               7.19     $    14.00       127,400     $    14.00
$          18.56         25,000               9.82     $    18.56            -      $       -
$          19.94         35,000               9.93     $    19.94            -      $       -
$          20.13          5,000               9.57     $    20.13            -      $       -
$          20.75         12,500               9.65     $    20.75            -      $       -
$          21.75         54,000               8.87     $    21.75         9,800     $    21.75
$          28.16         25,000               9.17     $    28.16            -      $       -
-----------------   ------------   -----------------  -------------   -----------  -------------
$14.00 to $28.16        469,300               7.93     $    16.58       137,200     $    14.55

NOTE 11. BUSINESS SEGMENT

         The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standards No. 131 "Disclosure About Segments of an Enterprise and Related Information". Under the enterprise wide disclosure requirements of Statement No. 131, the Company reports revenue, in thousands, for Intermodal Services, Brokerage Services, and Logistic Services as follows:

                                                                YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------
                                                            1998            1997            1996
                                                        ----------      ----------      ----------
Intermodal Services                                     $  910,396      $  849,398      $  629,294
Brokerage Services                                         164,706         129,356          79,408
Logistics Services                                          70,804          85,725          45,541
                                                        ----------      ----------      ----------
Total Revenue                                           $1,145,906      $1,064,479      $  754,243
                                                        ----------      ----------      ----------

NOTE 12. PROFIT-SHARING PLAN

         The Company has numerous profit-sharing plans and trusts under section 401(k) of the Internal Revenue Code. Generally, for every dollar the employee contributes, the Company will contribute an additional $.20 up to $100. In addition, the Company may make a profit sharing contribution at its discretion. Historically, the Company has contributed an amount equal to 3% of each participant's compensation up to a maximum of $4,800. The Company's contributions to the Plan were approximately $1,458,000, $1,163,000 and $704,000 for 1998, 1997 and 1996, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

         In connection with the acquisition of a controlling interest in each of the Hub Partnerships, the Company paid cash to the Class B Common Stock ("Class B") stockholders, some of whom are officers of the Company, as well as officers of the Company who are not Class B stockholders, totaling approximately $16,571,000. The Company, related to this acquisition, also assumed balloon notes that were payable, in part, to the above related parties totaling approximately $4,758,000. Approximately 33% of the balloon notes payable at December 31, 1998 and 1997, are due to the related parties. The Class B stockholders have voting control over the Company. The same related parties described above also continue to receive approximately 33% of minority interest distributions of income from the Company. Furthermore, these parties received cash and notes from the Company totaling approximately $26,788,000 when it acquired minority interest in Hub City Tennessee, L.P., Hub City North Central, L.P., Hub City Los Angeles, L.P., Hub City Golden Gate, L.P., Hub Group Distribution Services, Hub City Dallas, L.P., Hub City Houston, L.P., and Hub City Rio Grande, L.P.

         The Company provided transportation services to Hub Partnerships prior to acquiring Hub Partnerships on March 18, 1996. Revenue from Hub Partnerships was $3,459,000 for the period January 1 through March 17, 1996. Net fees were approximately $104,000 for the period January 1 through March 17, 1996.

         Hub Partnerships provided transportation services to the Company prior to being acquired, which resulted in costs of $3,880,000 for the period January 1 through March 17, 1996.

         The Company paid assessment fees based primarily on volume and sales commission expenses to Hub Partnerships prior to acquiring Hub Partnerships. These charges totaled approximately $112,000 for the period January 1 through March 17, 1996.

         The Company leased a building from a shareholder. Monthly payments in 1996 were $9,178 and extended through November 1996.

NOTE 14. LEGAL MATTERS

         In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

NOTE 15. EQUITY

                                                       December 31, 1998
                                                   --------------------------
                                                                  Issued and
                                                   Authorized     Outstanding
                                                   -----------   ------------
Preferred stock, $.01 par value                     2,000,000            -
Class A common stock, $.01 par value               12,337,700      7,009,950
Class B common stock, $.01 par value                  662,300        662,296

                                                       December 31, 1997
                                                   --------------------------
                                                                  Issued and
                                                   Authorized     Outstanding
                                                   -----------   ------------
Preferred stock, $.01 par value                     2,000,000            -
Class A common stock, $.01 par value               12,337,700      6,990,950
Class B common stock, $.01 par value                  662,300        662,296


NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth selected quarterly financial data for each of the quarters in 1998 and 1997 (in thousands, except per share amounts):

                                                                         Quarters
                                                  --------------------------------------------------------
                                                     First         Second         Third        Fourth
                                                  ------------- -------------- ------------ --------------
Year Ended December 31, 1998:
Revenue                                            $   255,133   $   283,051    $  295,859   $   311,863
Net revenue                                             30,447        33,620        36,523        37,744
Operating income                                         4,434         6,773         8,642         6,557
Historical net income                                    1,627         2,076         2,606         2,599
Historical basic earnings per share                $      0.21   $      0.27    $     0.34   $      0.34
Historical diluted earnings per share              $      0.21   $      0.27    $     0.34   $      0.34

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

NOTE 17. SUBSEQUENT EVENT

         On March 22, 1999, the Company's remaining call options, to purchase the remaining 70% minority interest in its Hub operating companies, were triggered and the Company intends to exercise these options in April 1999. The purchase price, estimated at approximately $110,000,000, is intended to be financed through unsecured senior debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.
                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 12, 1999, sets forth certain information with respect to the directors of the Registrant and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

     The section entitled "Compensation of Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 12, 1999, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 12, 1999, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 12, 1999, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and it is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

     (A) (1) FINANCIAL STATEMENTS

              The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

              Report of Independent Accountants

              Consolidated Balance Sheets - December 31, 1998 and December 31, 1997

              Consolidated Statements of Operations - Years ended December 31, 1998, December 31, 1997 and December 31, 1996

              Consolidated Statements of Stockholders' Equity - Years ended December 31, 1998, December 31, 1997 and December 31, 1996

              Consolidated Statements of Cash Flows - Years ended December 31, 1998, December 31, 1997 and December 31, 1996

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

Date: March 24, 1999               HUB GROUP, INC.

                                   By /s/ DAVID P. YEAGER
                                      -------------------
                                       David P. Yeager
                                       Chief Executive Officer and Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                                                       Title                                       Date

  /s/ Phillip C. Yeager            Chairman and Director                                      March 24, 1999
--------------------------------
      Phillip C. Yeager

  /s/ David P. Yeager              Vice Chairman, Chief Executive Officer and Director        March 24, 1999
--------------------------------
      David P. Yeager

  /s/ William L. Crowder           Vice President-Finance and Chief Accounting Officer        March 24, 1999
--------------------------------
      William L. Crowder           (Principal Financial and Accounting Officer)

  /s/ Thomas L. Hardin             President, Chief Operating Officer and Director            March 24, 1999
--------------------------------
      Thomas L. Hardin

  /s/ Charles R. Reaves            Director                                                   March 24, 1999
--------------------------------
      Charles R. Reaves

  /s/ Martin P. Slark              Director                                                   March 24, 1999
--------------------------------
      Martin P. Slark

  /s/ Gary D. Eppen                Director                                                   March 24, 1999
--------------------------------
      Gary D. Eppen

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


HUB PARTNERSHIPS
----------------

Report of Independent Accountants                                           F-2

Combined Statement of Operations - For the period January 1 through
 March 17, 1996                                                             F-3

Combined Statement of Stockholders' Equity - For the period January 1
 through March 17, 1996                                                     F-4

Combined Statement of Cash Flows - For the period of January 1
 through March 17, 1996                                                     F-5

Notes to Combined Financial Statements                                      F-6

HUB GROUP, INC.
---------------

Schedule II  - Valuation and Qualifying Accounts                            S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Hub Partnerships:

         We have audited the accompanying combined statements of operations, stockholders' equity and cash flows for the period January 1, 1996 through March 17, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined statements of operations, stockholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined statements of operations, stockholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the combined statements of operations, stockholders' equity and cash flows referred to above present fairly, in all material respects, the results of operations and cash flows of Hub Partnerships for the period January 1, 1996 through March 17, 1996, in conformity with generally accepted accounting principles.


                               ARTHUR ANDERSEN LLP

Chicago, Illinois
February 6, 1997

                               HUB PARTNERSHIPS
                       COMBINED STATEMENT OF OPERATIONS
                                (IN THOUSANDS)

                                                                 JANUARY 1,
                                                                  THROUGH
                                                               MARCH 17, 1996
                                                           --------------------
REVENUE:
     Trade                                                     $      142,413
     Affiliate                                                          3,992
                                                           --------------------
         Total revenue                                                146,405

PURCHASED TRANSPORTATION                                              128,405
                                                           --------------------
     Net revenue                                                       18,000

COSTS AND EXPENSES:
     Salaries and benefits                                              9,807
     Selling, general and administrative                                3,393
     Depreciation and amortization                                        553
                                                           --------------------
         Total costs and expenses                                      13,753

         Operating income                                               4,247
                                                           --------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                     (56)
     Interest income                                                      120
     Other, net                                                            95
                                                           --------------------
         Total other income                                               159

INCOME BEFORE INCOME TAXES                                              4,406

INCOME TAXES                                                              126
                                                           --------------------

NET INCOME                                                     $        4,280
                                                           ====================

      The accompanying notes to combined financial statements are an integral part of this statement.

                                                HUB PARTNERSHIPS
                                   COMBINED STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE PERIOD JANUARY 1, 1996 TO MARCH 17, 1996
                                         (IN THOUSANDS, EXCEPT SHARES)

                                                COMMON STOCK         ADDITIONAL                                TOTAL
                                           ------------------------   PAID-IN     TREASURY    RETAINED      STOCKHOLDERS'
                                             SHARES       AMOUNT      CAPITAL      STOCK      EARNINGS         EQUITY
                                           ------------ ----------- ----------- ----------- ------------  ---------------
Balance at January 1, 1996                     105,800   $   1,943    $    629   $     (32)  $    9,197     $     11,737
    Net income                                       -           -           -           -        4,280            4,280
    Distributions to stockholders                    -      (1,730)       (629)         32      (13,477)         (15,804)
                                           ------------ ----------- ----------- ----------- ------------  ---------------
Balance at March 17, 1996                      105,800   $     213    $      -   $       -   $        -     $        213
                                           ============ =========== =========== =========== ============  ===============

            The accompanying notes to combined financial statements are an integral part of this statement.

                                        HUB PARTNERSHIPS
                                COMBINED STATEMENT OF CASH FLOWS
                                         (IN THOUSANDS)

                                                                                    JANUARY 1,
                                                                                     THROUGH
                                                                                  MARCH 17, 1996
                                                                                -----------------

Cash flows from operating activities:
    Net income                                                                   $         4,280
    Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                                        553
        Loss (gain) on sale of assets                                                          3
        Changes in working capital:
          Accounts receivable, net                                                           604
          Prepaid expenses and other current assets                                          889
          Accounts payable                                                                 4,783
          Accrued expenses                                                                  (140)
          Other assets                                                                      (407)
                                                                                -----------------
           Net cash provided by operations                                                10,565
                                                                                -----------------

Cash flows from investing activities:
    Purchases of property and equipment, net                                                (775)
                                                                                -----------------

Cash flows from financing activities:
    Proceeds from sale of common stock                                                         -
    Distributions to stockholders                                                        (13,014)
    Purchase and retirement of common stock                                                    -
    Payments on long-term debt                                                              (361)
    Proceeds from issuance of long-term debt                                                 418
                                                                                -----------------
           Net cash used in financing activities                                         (12,957)
                                                                                -----------------

Net decrease in cash                                                                      (3,167)
Cash, beginning of period                                                                 10,949
                                                                                -----------------
Cash, end of period                                                              $         7,782
                                                                                =================

Supplemental disclosures of cash flow information:
    Cash paid for:
       Interest                                                                  $            56
       Income taxes                                                                          130
    Non-cash financing activity:
       Notes payable issued as distributions to stockholders                     $        13,176

        The accompanying notes to combined financial statements are an integral part of this statement.

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

NOTE 2.   RENTAL EXPENSE AND LEASE COMMITMENTS

         Minimum annual rental commitments, in thousands, at March 17, 1996, under noncancellable operating leases, principally for real estate and equipment, are payable as follows:

1996                                                               $      2,198
1997                                                                      1,557
1998                                                                        966
1999                                                                        716
2000                                                                        624
2001 & thereafter                                                           853
                                                                  -------------
Total minimum lease payments                                       $      6,914
                                                                  -------------

         Total rental expense was approximately $423,000 for the period January 1, through March 17, 1996. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.

NOTE 3.  LEGAL MATTERS

         In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

NOTE 4.  PROFIT-SHARING PLAN

         The Company has numerous profit-sharing plans and trusts under section 401(k) of the Internal Revenue Code. Generally, for every dollar the employee contributes the Company will contribute an additional $.20 up to $100. In addition, the Company may make a profit sharing contribution at its discretion. Historically, the Company has contributed an amount equal to 3% of each participant's compensation up to a maximum of $4,500. The Company's contribution to the Plan was approximately $287,000 for the period January 1, through March 17, 1996.

NOTE 5.  RELATED PARTY TRANSACTIONS

         The Company provides transportation services to Hub Group, Inc. Revenue from Hub Group, Inc. was $3,880,000 for the period January 1, through March 17, 1996. Net fees earned $116,000 for the same period.

         Hub Group, Inc. provides transportation services to the Company, which resulted in costs of $3,459,000 for the period January 1, through March 17, 1996.

         The Company charges assessment fees based primarily on volume and sales commission expense to Hub Group, Inc. Revenue for such fees was approximately $112,000 for the period January 1, through March 17, 1996.

         During the period January 1, through March 17, 1996, the Company leased two facilities from stockholders. Rental expense relating to these agreements was approximately $39,000 for the period January 1, through March 17, 1996. The terms of the leases extend through 2000.

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

NOTE 7.  SPECIAL DISTRIBUTION

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

                                                                     SCHEDULE II
                                 HUB GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                               Balance at      Charged to
                                                                Beginning        Costs &                         Balance at
                                                                 of Year        Expenses        Deduction       End of Year
                                                             --------------  --------------  ---------------  ---------------
Year Ended December 31:
    Allowance for uncollectible accounts receivable
      1998                                                     $   303,000     $ 1,523,000    $  (1,135,000)    $    691,000
      1997                                                         405,000       1,005,000       (1,107,000)         303,000
      1996                                                         125,000         768,000         (488,000)         405,000

                                INDEX TO EXHIBITS

NUMBER                               EXHIBIT
------                               -------

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

  10.1 Form of Amended and Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.1 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No 000-27754)

  10.2 Amended and Restated Limited Partnership Agreement of Hub City Canada, L.P. (incorporated by reference to Exhibit 10.2 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No 000-27754)

  10.3         Form of Non-Competition Agreement (incorporated by reference to
               Exhibit 10.3 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27,1997, File No 000-27754)

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

  27           Financial Data Schedule

EXHIBIT 21

Subsidiaries of Hub Group, Inc.

SUBSIDIARIES                          JURISDICTION OF INCORPORATION/ORGANIZATION

Hub City Terminals, Inc.                                 Delaware
Hub City Alabama, L.P.                                   Delaware
Hub City Atlanta, L.P.                                   Delaware
Hub City Boston, L.P.                                    Delaware
Hub City Canada, L.P.                                    Delaware
Hub City Cleveland, L.P.                                 Delaware
Hub City Detroit, L.P.                                   Delaware
Hub City Florida, L.P.                                   Delaware
Hub City Golden Gate, L.P.                               Delaware
Hub City Indianapolis, L.P.                              Delaware
Hub City Kansas City, L.P.                               Delaware
Hub City Los Angeles, L.P.                               Delaware
Hub City Mid-Atlantic, L.P.                              Delaware
Hub City New Orleans, L.P.                               Delaware
Hub City New York State, L.P.                            Delaware
Hub City New York-New Jersey, L.P.                       Delaware
Hub City North Central, L.P.                             Delaware
Hub City Ohio, L.P.                                      Delaware
Hub City Philadelphia, L.P.                              Delaware
Hub City Pittsburgh, L.P.                                Delaware
Hub City Portland, L.P.                                  Delaware
Hub City St. Louis, L.P.                                 Delaware
Hub City Tennessee, L.P.                                 Delaware
Hub City Texas, L.P.                                     Delaware
Hub Group Associates, Inc.                               Illinois
Hub Highway Services                                     Illinois
Hub Group Distribution Services                          Illinois
Hub Holdings, Inc.                                       Delaware
Q.S. of Illinois, Inc.                                   Illinois
Quality Services L.L.C.                                  Missouri
Quality Services of Kansas, L.L.C.                        Kansas
Quality Services of New Jersey, L.L.C.                  New Jersey
Quality Services of Michigan L.L.C.                      Michigan
Q.S. of Georgia, L.L.C.                                   Georgia
HLX Company, L.L.C.                                      Delaware

EXHIBIT 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated February 15, 1999, except with respect to the matter discussed in
Note 17, as to which the date is March 22, 1999, for Hub Group, Inc. and February 6, 1997 for Hub Partnerships included in this Form 10-K, into Hub Group, Inc.'s previously filed Registration Statement File No. 333-6327 on Form S-8, and Registrations File No. 333-48185 on Form S-8.

                                         ARTHUR ANDERSEN LLP

Chicago, Illinois
March 24, 1999