Form 10-Q
period 1999-03-31
HUB GROUP INC
filed 1999-05-10
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1999 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On May 10, 1999, the registrant had 7,029,950 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                         PAGE
PART I.  FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - March 31, 1999
         and December 31, 1998                                             3

Unaudited Condensed Consolidated Statements of Operations - Three
         Months Ended March 31, 1999 and 1998                              4

Unaudited Condensed Consolidated Statement of Stockholders'
         Equity - Three Months Ended March 31, 1999                        5

Unaudited Condensed Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 1999 and 1998                              6

Notes to Unaudited Condensed Consolidated Financial Statements             7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             9

PART II.  OTHER INFORMATION                                                12

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              MARCH 31,    DECEMBER 31,
                                                                           -------------- -------------
                                                                                 1999          1998
                                                                           -------------- -------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                             $     11,283   $    15,178
      Accounts receivable, net                                                   162,064       148,104
      Prepaid expenses and other current assets                                    5,343         6,036
                                                                           -------------- -------------
        TOTAL CURRENT ASSETS                                                     178,690       169,318

    PROPERTY AND EQUIPMENT, net                                                   18,702        19,111
    GOODWILL, net                                                                115,095       115,858
    OTHER ASSETS                                                                     479           504
                                                                           -------------- -------------
        TOTAL ASSETS                                                        $    312,966   $   304,791
                                                                           ============== =============


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
        Trade                                                               $    124,659   $   123,513
        Other                                                                     15,566         7,909
      Accrued expenses
        Payroll                                                                    6,183         6,339
        Other                                                                      5,688         6,332
      Deferred taxes                                                               1,751         1,751
      Current portion of long-term debt                                            2,953         3,161
                                                                           -------------- -------------
           TOTAL CURRENT LIABILITIES                                             156,800       149,005

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                     28,366        29,589
    DEFERRED TAXES                                                                   998           556
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                              5,186         5,968
    STOCKHOLDERS' EQUITY:
      Preferred stock                                                                 -             -
      Common stock                                                                    77            77
      Additional paid-in capital                                                 110,181       110,181
      Purchase price in excess of predecessor basis                              (25,764)      (25,764)
      Tax benefit of purchase price in excess of predecessor basis                10,306        10,306
      Retained earnings                                                           26,816        24,873
                                                                           -------------- -------------
        TOTAL STOCKHOLDERS' EQUITY                                               121,616       119,673
                                                                           -------------- -------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $    312,966   $   304,791
                                                                           ============== =============

      See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              THREE MONTHS
                                                                             ENDED MARCH 31,
                                                                       ---------------------------
                                                                             1999          1998
                                                                       ------------- -------------

Revenue                                                                 $   307,682   $   255,133

Transportation costs                                                        268,513       224,686
                                                                       ------------- -------------
       Net revenue                                                           39,169        30,447

Costs and expenses:
    Salaries and benefits                                                    20,846        16,888
    Selling, general and administrative                                       9,123         7,623
    Depreciation and amortization                                             1,814         1,502
                                                                       ------------- -------------
       Total costs and expenses                                              31,783        26,013

          Operating income                                                    7,386         4,434
                                                                       ------------- -------------

Other income (expense):
    Interest expense                                                           (522)         (558)
    Interest income                                                             302           226
    Other, net                                                                   17            90
                                                                       ------------- -------------
       Total other expense                                                     (203)         (242)

Income before minority interest and provision for income taxes                7,183         4,192
                                                                       ------------- -------------

Minority interest                                                             3,890         1,481
                                                                       ------------- -------------

Income before provision for income taxes                                      3,293         2,711

Provision for income taxes                                                    1,350         1,084
                                                                       ------------- -------------

Net income                                                              $     1,943   $     1,627
                                                                       ============= =============

Basic earnings per common share                                         $      0.25   $      0.21
                                                                       ============= =============
Diluted earnings per common share                                       $      0.25   $      0.21
                                                                       ============= =============


      See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                          (IN THOUSANDS, EXCEPT SHARES)


                                                                                            TAX BENEFIT
                                                                             PURCHASE       OF PURCHASE
                                                                             PRICE IN          PRICE
                                          COMMON STOCK        ADDITIONAL     EXCESS OF      IN EXCESS OF                  TOTAL
                                    ------------------------   PAID-IN      PREDECESSOR     PREDECESSOR     RETAINED   STOCKHOLDERS'
                                       SHARES      AMOUNT      CAPITAL         BASIS           BASIS        EARNINGS      EQUITY
                                    ------------- ---------- ------------ --------------- --------------- ----------- --------------

Balance at December 31, 1998          7,672,246      $ 77     $ 110,181    $    (25,764)      $  10,306     $ 24,873     $ 119,673
  Net income                              -            -           -               -               -           1,943         1,943
                                    ------------- ---------- ------------ --------------- --------------- ----------- --------------
Balance at March 31, 1999             7,672,246      $ 77     $ 110,181    $    (25,764)      $  10,306     $ 26,816     $ 121,616
                                    ============= ========== ============ =============== =============== =========== ==============



      See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------------
                                                                                      1999             1998
                                                                                ---------------  ---------------
Cash flows from operating activities:
    Net income                                                                      $    1,943       $    1,627
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                    2,074            1,779
        Deferred taxes                                                                     442            1,084
        Minority interest                                                                3,890            1,481
        Loss on sale of assets                                                              82               37
        Changes in working capital:
          Accounts receivable, net                                                     (13,960)           6,912
          Prepaid expenses and other current assets                                        693             (849)
          Accounts payable                                                               8,803            3,148
          Accrued expenses                                                                (800)          (2,496)
          Other assets                                                                      25              103
                                                                                ---------------  ---------------
           Net cash provided by operating activities                                     3,192           12,826
                                                                                ---------------  ---------------
Cash flows from investing activities:
    Purchases of property and equipment, net                                              (984)          (1,503)
                                                                                ---------------  ---------------
           Net cash used in investing activities                                          (984)          (1,503)
                                                                                ---------------  ---------------
Cash flows from financing activities:
    Distributions to minority interest                                                  (4,672)          (2,904)
    Payments on long-term debt                                                          (3,572)            (769)
    Proceeds from issuance of long-term debt                                             2,141                -
                                                                                ---------------  ---------------
           Net cash used in financing activities                                        (6,103)          (3,673)
                                                                                ---------------  ---------------
Net increase (decrease) in cash                                                         (3,895)           7,650
Cash and cash equivalents, beginning of period                                          15,178           12,056
                                                                                ---------------  ---------------
Cash and cash equivalents, end of period                                            $   11,283       $   19,706
                                                                                ===============  ===============
Supplemental disclosures of cash flow information Cash paid for:
       Interest                                                                     $      304       $      458
       Income taxes                                                                        150               54

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

NOTE 3.  EARNINGS PER SHARE

         The following is a reconciliation of the Company's Earnings per Share:

                                        THREE MONTHS ENDED                   THREE MONTHS ENDED
                                          MARCH 31, 1999                       MARCH 31, 1998
                                    ---------------------------        ----------------------------
                                        (000'S)                            (000'S)
                                    ---------------                    ---------------
                                                      Per-Share                          Per-Share
                                     Income  Shares     Amount          Income  Shares     Amount
                                    -------  ------   ---------        -------  ------   ----------
BASIC EARNINGS PER SHARE
   Income available to
      common stockholders           $1,943    7,672      $0.25         $1,627    7,653       $0.21
                                    -------  ------   ---------        -------  ------   ----------
EFFECT OF DILUTIVE SECURITIES
   Stock options                        -        59         -                      105          -
                                    -------  ------   ---------        -------  ------   ----------
DILUTED EARNINGS PER SHARE
   Income available to
      common stockholders
      plus assumed exercises        $1,943    7,731      $0.25         $1,627    7,758       $0.21
                                    -------  ------   ---------        -------  ------   ----------

NOTE 4.  PURCHASES OF MINORITY INTEREST

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

         On March 22, 1999, the Company's remaining call options, to purchase the remaining 70% minority interest in its Hub operating companies, were triggered and the Company exercised these options in April 1999. The purchase price, estimated at approximately $107,600,000, is being financed with unsecured senior debt.


NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                    MARCH 31,      DECEMBER 31,
                                                               ----------------- -----------------
                                                                      1999             1998
                                                               ----------------- -----------------
                                                                            (000'S)

Building and improvements                                          $        53      $         53
Leasehold improvements                                                   1,329             1,206
Computer equipment and software                                         16,146            15,816
Furniture and equipment                                                  6,138             5,722
Transportation equipment and automobiles                                 5,080             5,318
                                                               ----------------- -----------------
                                                                        28,746            28,115
Less:  Accumulated depreciation and amortization                       (10,044)           (9,004)
                                                               ----------------- -----------------
    PROPERTY AND EQUIPMENT, net                                    $    18,702      $     19,111
                                                               ================= =================

NOTE 6.  SUBSEQUENT EVENT

         On March 22, 1999, the Company's remaining call options, to purchase the remaining 70% minority interest in its Hub operating companies, were triggered and the Company exercised these options in April 1999. The purchase price, estimated at approximately $107,600,000, is being financed with unsecured senior debt.

         On April 30, 1999, the Company closed on a new bank facility with Harris which replaced the previous facility. The new facility is comprised of $50 million in term debt and a $50 million revolving line of credit. The facility is unsecured and has a five-year term with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19 million on March 31, 2004. Additionally, the Company drew down on a bridge facility with Harris on April 30, 1999. The bridge facility has a three-month term and bears interest at the bank's prime rate plus 1%. This bridge facility of $40 million will be replaced by the issuance of private placement debt which is expected to close in May 1999. The $50 million in private placement debt is expected to have an eight-year average life with a coupon interest rate of 8.64%.

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUE

         Revenue for Hub Group, Inc. ("Hub Group" or the "Company") increased 20.6% to $307.7 million from $255.1 million in 1998. Intermodal revenue increased 10.7% to $229.9 million from $207.7 million in 1998. Management believes this increase was partially a result of the significant improvement over the last several months in the service level of the rail intermodal industry. Truckload brokerage revenue increased 33.8% to $45.5 million from $34.0 million in 1998. The Company has successfully grown truckload brokerage by cross-selling to its intermodal customers and employing dedicated and experienced personnel in each Hub. Logistics revenue increased 140.0% to $32.4 million from $13.5 million in 1998. This increase is primarily due to the increase in revenue from Hub Group Distribution Services ("Hub Distribution") which offers niche logistic services.

NET REVENUE

         Net revenue increased to $39.2 million from $30.4 million in 1998. As a percentage of revenue, net revenue increased to 12.7% of revenue from 11.9% in 1998. This increase is principally attributed to the growth at Hub Distribution which earns a higher net revenue percentage of revenue than does the Company's core intermodal and brokerage service offerings.

SALARIES AND BENEFITS

         Salaries and benefits increased 23.4% to $20.8 million from $16.9 million in 1998. As a percentage of revenue, salaries and benefits increased to 6.8% of revenue from 6.6% in 1998. The increase in the percentage is primarily attributable to the growth at Hub Distribution. Hub Distribution's business requires a higher level of salaries and benefits as compared to revenue than does the Company's core intermodal and brokerage service offerings.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 19.7% to $9.1 million from $7.6 million in 1998. These expenses, as a percentage of revenue, remained constant at 3.0%. The increase in spending is primarily attributed to expenditures made related to information systems, rent and equipment leases. The Company's information systems expenditures relate to consulting, Year 2000 remediation and validation, and enhancements to the Company's operating system. Rent expense increased due to the expansion of some of Hub's operating facilities. Equipment lease expense continues to increase as the Company utilizes operating leases for its information systems hardware.

 DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense increased 20.8% to $1.8 million from the $1.5 million in 1998. This expense as a percentage of revenue remained constant at 0.6%. The increase in expense is primarily attributable to increased goodwill amortization related to the purchase of the 70% minority interests in Hub City Dallas, L.P., Hub City Houston, L.P. and Hub City Rio Grande, L.P., as well as the acquisition of Quality Intermodal Corporation in April 1998.

OTHER INCOME (EXPENSE)

         Other income (expense) netted to $(0.2) million in 1999 compared to $(0.2) million in 1998. Interest expense decreased to $(0.5) million from $(0.6). Interest income increased to $0.3 million from $0.2 million in 1998.

MINORITY INTEREST

         Minority interest increased 162.7% to $3.9 million from $1.5 million in 1998. Minority interest as a percentage of income before minority interest and provision for income taxes increased to 54.2% from 35.3% in 1998. The increase is due to disproportionate changes in the profitability of businesses which are owned 100% by the Company and those which are owned less than 100% by the Company.

INCOME TAXES

         The provision for income taxes increased 24.5% to $1.4 million from $1.1 million in 1998. The Company is providing for income taxes at an effective rate of 41% in 1999.

NET INCOME

         Net income increased 19.4% to $1.9 million from $1.6 million in 1998.

EARNINGS PER SHARE

         Earnings per share increased 19.0% to $0.25 from $0.21 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the unused and available portion of the line of credit with Cass Bank and Trust Company was $5.0 million. At March 31, 1999, there was $20.5 million outstanding and $15.5 million unused and available under the line of credit with Harris Trust and Savings Bank ("Harris"). On April 30, 1999, the Company borrowed approximately an additional $108 million through senior unsecured debt to pay for its purchase of the limited partnership interests in the remaining limited partnerships which had a minority interest ownership.

         On April 30, 1999, the Company closed on a new bank facility with Harris which replaced the previous facility. The new facility is comprised of $50 million in term debt and a $50 million revolving line of credit. The facility is unsecured and has a five-year term with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $17 million on March 31, 2004. Additionally, the Company drew down on a bridge facility with Harris on April 30, 1999. The bridge facility has a three-month term and bears interest at the bank's prime rate plus 1%. This bridge facility of $40 million will be replaced by the issuance of private placement debt which is expected to close in May 1999. The $40 million in private placement debt is expected to have an eight-year average life with a coupon interest rate of 8.64%.

OUTLOOK, RISKS AND UNCERTAINTIES

         This "Outlook, Risks and Uncertainties" section contains statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties described below that could cause actual results to differ materially from those projected. The Company assumes no liability to update any such forward-looking statements. In addition to those mentioned elsewhere in this section, such risks and uncertainties include the impact of competitive pressures in the marketplace, the degree and rate of market growth in the markets served by the

Company, changes in industry-wide capacity, further consolidation of rail carriers, changes in governmental regulation, changes in the cost of services from vendors and fluctuations in interest rates.

YEAR 2000

         In 1999, through March 31, the Company has expensed approximately $526,000 related to Year 2000.

NET REVENUE

         As described above, the increase in the Company's net revenue percentage is principally attributed to the growth in Hub Distribution which earns a higher net revenue percentage of revenue than does the Company's core intermodal and brokerage service offerings. A significant portion of the increase in Hub Distribution's business is due to an increase in its high-margin project-oriented service offerings. Management does not expect this large volume of project-oriented business to be sustainable in future quarters. Therefore, net revenue as a percentage of revenue will likely decline in future quarters from the 12.7% level which existed in the first quarter of 1999.

DEPRECIATION AND AMORTIZATION

         The purchase of the remaining limited partnership interests held by minority interests in April of 1999 for approximately $108 million (the "Limited Partnership Purchases") was recorded using the purchase method of accounting resulting in goodwill of approximately $108 million. This transaction will significantly increase the amount of goodwill amortization expensed by the Company for periods subsequent to March 31, 1999.

OTHER INCOME (EXPENSE)

         The Limited Partnership Purchases were financed with debt with a weighted average interest rate of approximately 8.25%. A significant portion of this debt bears interest at a floating rate based on the bank's prime rate or the London Interbank Offering Rate. This transaction will significantly increase the amount of interest expensed by the company for periods subsequent to March 31, 1999.

MINORITY INTEREST

         The Limited Partnership Purchases will cause minority interest expense to decrease significantly in periods subsequent to March 31, 1999. The only minority interest to be recognized after March 31, 1999, will be the 35% minority interest in Hub Distribution.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes its cash from operations and from the revolving line of credit will be sufficient to meet its debt obligations as they become due.

PART II. OTHER  INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               A list of exhibits included as part of this Report is set forth in the Exhibit Index appearing elsewhere herein by this reference.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HUB GROUP, INC.


DATE:  May 10, 1999                   /s/ William L. Crowder
                                      ----------------------
                                      William L. Crowder
                                      Vice President-Finance and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit No.

10.9 $100 million Credit Agreement dated as of April 30, 1999 among the Registrant, Hub City Terminals, Inc., Hub Holdings, Inc. and Harris Trust and Savings Bank.

10.10 $40 million Bridge Credit Agreement dated as of April 30, 1999 among the Registrant, Hub City Terminals, Inc., Hub Holdings, Inc. and Harris Trust and Savings Bank.