Form 10-Q
period 1999-06-30
HUB GROUP INC
filed 1999-08-16
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On August 16, 1999, the registrant had 7,039,950 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                          PAGE
PART I.  FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - June 30, 1999 and
         December 31, 1998                                                  3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         and Six Months Ended June 30, 1999 and 1998                        4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Six
         Months Ended June 30, 1999                                         5

Unaudited Condensed Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 1999 and 1998                                6

Notes to Unaudited Condensed Consolidated Financial Statements              7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              11

PART II.  OTHER INFORMATION                                                 16

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                -------------- ---------------
                                                                                      1999           1998
                                                                                -------------- ---------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                   $    8,905     $    15,178
      Accounts receivable, net                                                       169,059         148,104
      Prepaid expenses and other current assets                                        4,810           6,036
                                                                                -------------- ---------------
        TOTAL CURRENT ASSETS                                                         182,774         169,318

    PROPERTY AND EQUIPMENT, net                                                       18,013          19,111
    GOODWILL, net                                                                    222,520         115,858
    OTHER ASSETS                                                                       2,084             504
                                                                                -------------- ---------------
        TOTAL ASSETS                                                              $  425,391     $   304,791
                                                                                ============== ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
        Trade                                                                     $  136,772     $   123,513
        Other                                                                          9,400           7,909
      Accrued expenses
        Payroll                                                                        6,921           6,339
        Other                                                                          5,394           6,332
      Deferred taxes                                                                   1,751           1,751
      Current portion of long-term debt                                                5,925           3,161
                                                                                -------------- ---------------
           TOTAL CURRENT LIABILITIES                                                 166,163         149,005

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                        131,672          29,589
    DEFERRED TAXES                                                                     2,014             556
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                                    737           5,968
    STOCKHOLDERS' EQUITY:
      Preferred stock                                                                     -               -
      Common stock                                                                        77              77
      Additional paid-in capital                                                     110,732         110,181
      Purchase price in excess of predecessor basis                                  (25,764)        (25,764)
      Tax benefit of purchase price in excess of predecessor basis                    10,306          10,306
      Retained earnings                                                               29,454          24,873
                                                                                -------------- ---------------
        TOTAL STOCKHOLDERS' EQUITY                                                   124,805         119,673
                                                                                -------------- ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  425,391     $   304,791
                                                                                ============== ===============

    See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          THREE MONTHS                  SIX MONTHS
                                                                         ENDED JUNE 30,               ENDED JUNE 30,
                                                                  ---------------------------- ----------------------------
                                                                       1999           1998          1999          1998
                                                                  -------------- ------------- ------------- --------------

Revenue                                                               $ 319,448     $ 283,051     $ 627,130      $ 538,184

Transportation costs                                                    280,403       249,431       548,916        474,117
                                                                  -------------- ------------- ------------- --------------
       Net revenue                                                       39,045        33,620        78,214         64,067

Costs and expenses:
    Salaries and benefits                                                20,553        17,577        41,399         34,465
    Selling, general and administrative                                   9,357         7,542        18,480         15,165
    Depreciation and amortization of property and equipment                 967           986         2,019          1,830
    Amortization of goodwill                                              1,436           742         2,198          1,400
    Change in estimate/impairment of property and equipment                 884             -           884              -
                                                                  -------------- ------------- ------------- --------------
       Total costs and expenses                                          33,197        26,847        64,980         52,860

          Operating income                                                5,848         6,773        13,234         11,207
                                                                  -------------- ------------- ------------- --------------

Other income (expense):
    Interest expense                                                     (2,054)         (735)       (2,576)        (1,293)
    Interest income                                                         213           226           515            452
    Other, net                                                              965            50           982            140
                                                                  -------------- ------------- ------------- --------------
       Total other expense                                                 (876)         (459)       (1,079)          (701)

Income before minority interest and provision for income taxes            4,972         6,314        12,155         10,506
                                                                  -------------- ------------- ------------- --------------

Minority interest                                                           501         2,855         4,391          4,336
                                                                  -------------- ------------- ------------- --------------

Income before provision for income taxes                                  4,471         3,459         7,764          6,170

Provision for income taxes                                                1,833         1,383         3,183          2,467
                                                                  -------------- ------------- ------------- --------------

Net income                                                              $ 2,638       $ 2,076       $ 4,581        $ 3,703
                                                                  ============== ============= ============= ==============

Basic earnings per common share                                         $  0.34       $  0.27       $  0.60        $  0.48
                                                                  ============== ============= ============= ==============
Diluted earnings per common share                                       $  0.34       $  0.27       $  0.59        $  0.48
                                                                  ============== ============= ============= ==============

      See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                          (IN THOUSANDS, EXCEPT SHARES)


                                                                                       TAX BENEFIT
                                                                        PURCHASE       OF PURCHASE
                                                                        PRICE IN          PRICE
                                      COMMON STOCK        ADDITIONAL    EXCESS OF      IN EXCESS OF                    TOTAL
                                ------------------------   PAID-IN     PREDECESSOR     PREDECESSOR     RETAINED    STOCKHOLDERS'
                                   SHARES      AMOUNT      CAPITAL        BASIS           BASIS        EARNINGS       EQUITY
                                ------------- ---------- ------------ --------------- -------------- ----------- ---------------

Balance at December 31, 1998      7,672,246    $   77     $ 110,181    $    (25,764)   $    10,306    $ 24,873     $   119,673
  Net income                             -         -             -               -              -        4,581           4,581
  Exercise of non-qualified
    stock options                    30,000        -            551              -              -           -              551
                                ============= ========== ============ =============== ============== =========== ===============
Balance at June 30, 1999          7,702,246    $   77     $ 110,732    $    (25,764)   $    10,306    $ 29,454     $   124,805
                                ============= ========== ============ =============== ============== =========== ===============



      See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                -----------------------------------
                                                                                      1999               1998
                                                                                -----------------  ----------------
Cash flows from operating activities:
    Net income                                                                    $       4,581      $      3,703
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                           2,531             2,382
        Amortization of goodwill                                                          2,198             1,400
        Change in estimate/impairment of property and equipment                             884                 -
        Deferred taxes                                                                    1,458             2,467
        Minority interest                                                                 4,391             4,336
        Loss/(Gain) on sale of assets                                                       178                26
        Changes in working capital, net of effects of purchase transaction:
          Accounts receivable, net                                                      (20,955)           (2,680)
          Prepaid expenses and other current assets                                       1,226            (1,094)
          Accounts payable                                                               14,750             6,637
          Accrued expenses                                                                 (356)             (625)
          Other assets                                                                   (1,580)              120
                                                                                -----------------  ----------------
           Net cash provided by operating activities                                      9,306            16,672
                                                                                -----------------  ----------------
Cash flows from investing activities:
    Cash used in acquisitions, net                                                            -            (3,239)
    Purchases of minority interest                                                     (108,710)           (6,152)
    Purchases of property and equipment, net                                             (2,495)           (2,781)
                                                                                -----------------  ----------------
           Net cash used in investing activities                                       (111,205)          (12,172)
                                                                                -----------------  ----------------
Cash flows from financing activities:
    Proceeds from sale of common stock                                                      551                17
    Distributions to minority interest                                                   (9,622)           (4,976)
    Payments on long-term debt                                                          (46,083)          (19,660)
    Proceeds from issuance of long-term debt                                            150,780            23,677
                                                                                -----------------  ----------------
           Net cash provided by/(used in) financing activities                           95,626              (942)
                                                                                -----------------  ----------------
Net increase (decrease) in cash                                                          (6,273)            3,558
Cash and cash equivalents, beginning of period                                           15,178            12,056
                                                                                -----------------  ----------------
Cash and cash equivalents, end of period                                          $       8,905      $     15,614
                                                                                =================  ================
Supplemental disclosures of cash flow information
  Cash paid for:
       Interest                                                                   $       2,621      $      1,921
       Income taxes                                                                         656                43


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

NOTE 2.  BUSINESS COMBINATIONS

         On April 1, 1998, the Company acquired all the outstanding stock of Quality Intermodal Corporation for $4,080,000 in cash and $6,100,000 through the issuance of a three-year note, bearing interest at an annual rate of 5.6%. The acquisition was recorded using the purchase method of accounting resulting in preliminary goodwill of $8,963,000 at June 30, 1998. The purchase price was subsequently adjusted resulting in goodwill of $9,608,000.

Business acquisitions which involved the use of cash were accounted for as follows:

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                                   1998
                                                             ---------------
                                                                  (000'S)
Accounts receivable                                           $       8,698
Prepaid expenses and other current assets                                57
Property and equipment                                                  420
Goodwill                                                              8,963
Other assets                                                             15
Accounts payable                                                     (7,483)
Accrued expenses                                                       (396)
Long-term debt                                                       (7,035)
                                                             ---------------
Cash used in acquisitions, net                                $       3,239
                                                             ---------------

NOTE 3.  EARNINGS PER SHARE

         The following is a reconciliation of the Company's Earnings per Share:

                                           THREE MONTHS ENDED                THREE MONTHS ENDED
                                              JUNE 30, 1999                     JUNE 30, 1998
                                    ------------------------------     ----------------------------
                                         (000'S)                           (000'S)
                                    ---------------                    ---------------
                                                      Per-Share                         Per-Share
                                     Income  Shares     Amount          Income  Shares    Amount
                                    -------  ------   ---------        -------  ------  ---------
BASIC EARNINGS PER SHARE
   Income available to
      common stockholders           $2,638    7,688     $0.34          $2,076   7,654     $0.27
                                    ------    -----     -----          ------   -----     -----
EFFECT OF DILUTIVE SECURITIES
   Stock options                        -        88        -               -       85        -
                                    ------    -----     ------         ------   -----     -----

DILUTED EARNINGS PER SHARE
   Income available to
      common stockholders
      plus assumed exercises        $2,638    7,776     $0.34          $2,076   7,739     $0.27
                                    ------    -----     -----          ------   -----     -----


                                           SIX MONTHS ENDED                  SIX MONTHS ENDED
                                            JUNE 30, 1999                      JUNE 30, 1998
                                    -----------------------------      ---------------------------
                                        (000'S)                           (000'S)
                                    ---------------                    ---------------
                                                      Per-Share                         Per-Share
                                     Income  Shares     Amount          Income  Shares    Amount
                                    -------  ------   ---------        -------  ------  ---------
BASIC EARNINGS PER SHARE
   Income available to
      common stockholders           $4,581    7,680      $0.60         $3,703   7,653     $0.48
                                    ------    -----      -----         ------   -----     -----
EFFECT OF DILUTIVE SECURITIES
   Stock options                        -        73         -              -       95        -
                                    ------    -----      -----         ------   -----     -----

DILUTED EARNINGS PER SHARE
   Income available to
      common stockholders
      plus assumed exercises        $4,581    7,753      $0.59         $3,703   7,748     $0.48
                                    ------    -----      -----         ------   -----     -----

NOTE 4.  PURCHASE OF MINORITY INTERESTS

         On April 1, 1998, the Company purchased the remaining 70% minority interests in Hub City Dallas, L.P., Hub City Houston, L.P. and Hub City Rio Grande, L.P. for approximately $6,152,000 in cash. As the amount paid for each of the purchases of minority interest equaled the basis in excess of the fair market value of assets acquired and liabilities assumed, the amount paid was recorded as goodwill. The purchase price was subsequently adjusted resulting in goodwill of $6,730,000.

         On April 1, 1999, the Company purchased the remaining 70% minority interests in Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub Group Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P., Hub City Kansas, L.P., Hub City Mid-Atlantic, L.P., Hub City New York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P. and Hub City St. Louis, L.P. for approximately $108,710,000 in cash. The acquisition was recorded using the purchase method of accounting resulting in goodwill of $108,710,000 to be amortized over a 40 year life.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                               JUNE 30,         DECEMBER 31,
                                                          -----------------------------------
                                                                 1999              1998
                                                          -----------------   ---------------
                                                                         (000'S)

Building and improvements                                   $        53         $        53
Leasehold improvements                                            1,418               1,206
Computer equipment and software                                  15,718              15,816
Furniture and equipment                                           6,133               5,722
Transportation equipment and automobiles                          5,055               5,318
                                                          ---------------     ---------------
                                                                 28,377              28,115
Less:  Accumulated depreciation and amortization                (10,364)             (9,004)
                                                          ---------------     ---------------
    PROPERTY AND EQUIPMENT, net                             $    18,013         $    19,111
                                                          ===============     ===============

NOTE 6.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

         Fair value approximates book value at the balance sheet date.

                                                                                    JUNE 30,
                                                                                ----------------
                                                                                      1999
                                                                                ----------------
                                                                                    (000'S)
Installment notes payable due through 2001, monthly installments ranging from
  $365 - $16,103, including interest, ranging from 2.9%
  to 12.0%, collateralized by certain equipment                                  $      1,225
Bank lines of credit (see below)                                                       31,000
Unsecured term notes, with quarterly payments ranging from $1,250,000 to
  $2,000,000 with a balloon payment of $19 million due March 31, 2004;
  interest is due quarterly at a floating rate based upon
  LIBOR (London Interbank Offered Rate) or Prime rate (see below).  At
  June 30, 1999, interest rates range from 7.5% to 8.37%                               50,000
Unsecured notes, mature on June 25, 2009 with annual payments of $10,000,000 commencing on June 25, 2005; interest is paid quarterly
  at 8.64%                                                                             50,000
Unsecured notes payable due in one balloon payment of $5,225,000 on
  April 1, 2001; interest is due annually and is paid at 5.6%                           5,225
Capital lease obligations, collateralized by certain equipment                            147
                                                                                ----------------
Total long-term debt                                                                  137,597
Less current portion                                                                   (5,925)
                                                                                ----------------
                                                                                 $    131,672
                                                                                ----------------

         Aggregate principal payments, in thousands, due subsequent to June 30, 1999, are as follows:

1999 (Remaining six months)                                                      $      3,043
2000                                                                                    6,250
2001                                                                                   12,299
2002                                                                                    8,003
2003 and thereafter                                                                   108,002
                                                                                ----------------
                                                                                 $    137,597
                                                                                ----------------

         On March 18, 1996, the Company assumed a line of credit for $5,000,000. This line of credit was not used at June 30, 1999.

         On April 30, 1999, the Company closed on an unsecured $50.0 million five-year revolving line of credit with a bank. The Company can borrow at the prime rate or up to prime plus 1% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.25% to 2.50% based on the Company's funded debt to EBITDAM (earnings before interest expense, income taxes, depreciation, amortization and minority interest) ratio. The credit facility also contains certain financial covenants which, among others, requires that the Company maintain required levels of EBITDAM, funded debt to EBITDAM, fixed charge coverage and current assets to current liabilities. In addition, there are limitations on additional indebtedness as well as acquisitions and minority interest purchases. The Company was in compliance with these covenants at June 30, 1999. Advances on this line of credit at June 30, 1999 were $31,000,000 with interest rates ranging between 7.40% and 8.75% and are classified as long term debt.

         The unsecured term notes have a floating interest rate. The Company can borrow at the prime rate or up to prime plus 1.25% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.50% to 2.75% based on the Company's funded debt to EBITDAM ratio.

         On April 30, 1999, under the term notes and the $50.0 million line of credit debt agreement, the Company was required to enter into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap was to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At June 30, 1999, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 7.75% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

NOTE 7.  CHANGE IN ESTIMATE/IMPAIRMENT OF PROPERTY AND EQUIPMENT

         In the second quarter of 1999, an $884,000 pretax charge was recorded due to a change in estimate and an impairment loss relating to certain operating software applications. Specifically, $662,000 of this charge was attributable to a change in estimate of the useful life for the Visual Movement software previously used primarily for brokerage. The Visual Movement software is no longer being used by the Company and was replaced with enhancements to the Company's proprietary intermodal operating software during the second quarter of 1999. These enhancements allow for greater network visibility of loads in a year 2000 compliant program. The $222,000 impairment loss related to the write-down of a logistics software program. The fair value was determined based on the estimated future cash flows attributable to the single customer using this asset. During the quarter ended June 30, 1999, management decided to purchase a new logistics operating software application that is expected to be operating by December 31, 1999. This new software will provide greater functionality than the existing application.

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CALL OPTIONS

         On April 1, 1999, the Company exercised its call options to acquire the remaining 70% minority interests in Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub Group Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P.,
Hub City Kansas, L.P., Hub City Mid-Atlantic, L.P., Hub City New York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P. and Hub City St. Louis, L.P. (collectively referred to as the "April 1999 Rollup"). The Company paid $108.7 million in cash.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUE

         Revenue for Hub Group, Inc. ("Hub Group" or the "Company") increased 12.9% to $319.4 million from $283.1 million in 1998. Intermodal revenue increased 4.9% to $238.1 million from $227.0 million in 1998. Management believes the intermodal growth was somewhat negatively impacted by concerns over service disruption from the split-up of Conrail which began on June 1, 1999. Truckload brokerage revenue increased 14.9% to $48.3 million from $42.1 million in 1998. A change in business mix to a greater proportion of short haul loads accounted for the lower growth rate in truckload brokerage than has been experienced in recent quarters. Logistics revenue increased 136.4% to $33.0 million from $13.9 million in 1998. This increase is primarily due to the increase in revenue from the Company's niche logistic services performed by Hub Group Distribution Services ("Hub Distribution").

NET REVENUE

         Net revenue increased to $39.0 million from $33.6 million in 1998. As a percentage of revenue, net revenue increased to 12.2% of revenue from 11.9% in 1998. The increase in the percentage is principally attributed to the growth in niche logistic services which earns a higher net revenue percentage of revenue than does the Company's core intermodal and brokerage service offerings.

SALARIES AND BENEFITS

         Salaries and benefits increased 16.9% to $20.6 million from $17.6 million in 1998. As a percentage of revenue, salaries and benefits increased to 6.4% of revenue from 6.2% in 1998. The increase in the percentage is primarily attributable to the growth in niche logistic services. The Company's niche logistic services requires a higher level of salaries and benefits as compared to revenue than does the Company's core intermodal and brokerage service offerings.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 24.1% to $9.4 million from $7.5 million in 1998. As a percentage of revenue, these expenses increased to 2.9% of revenue from 2.7% in 1998. This increase in percentage is primarily attributed to expenditures made related to information systems, rent and outside services. The Company's information systems expenditures relate to consulting, Year 2000 remediation and validation, and enhancements to the Company's operating system. Rent expense increased due to the expansion of some of Hub's operating facilities. Outside service expenditures relate to contracted temporary labor to handle increased business for niche logistic services and outside sales commissions.

 DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization of property and equipment remained at $1.0 million. This expense as a percentage of revenue remained constant at 0.3%.

AMORTIZATION OF GOODWILL

         Amortization of goodwill increased 93.5% to $1.4 million from $0.7 million in 1998. The expense as a percentage of revenue increased to 0.4% from 0.3% in 1998. The increase in expense is attributable to the purchase of the remaining 70% minority interests in the April 1999 Rollup.

CHANGE IN ESTIMATE/IMPAIRMENT OF PROPERTY AND EQUIPMENT

         In the second quarter of 1999, a $0.9 million pretax charge was recorded due to a change in estimate and an impairment loss relating to certain operating software applications. Specifically, $0.7 million of this charge was attributable to a change in estimate of the useful life for the Visual Movement software previously used primarily for brokerage. The Visual Movement software is no longer being used by the Company and was replaced with enhancements to the Company's proprietary intermodal operating software during the second quarter of 1999. These enhancements allow for greater network visibility of loads in a year 2000 compliant program. The $0.2 million impairment loss related to the write-down of a logistics software program. The fair value was determined based on the estimated future cash flows attributable to the single customer using this asset. During the quarter ended June 30, 1999, management decided to purchase a new logistics operating software application that is expected to be operating by December 31, 1999. This new software will provide greater functionality than the existing application.

OTHER INCOME (EXPENSE)

         Other income (expense) netted to $(0.9) million in 1999 compared to $(0.5) million in 1998. Interest expense increased to $(2.1) million from $(0.7) million. This increase in interest expense is due to the additional debt required to fund the purchases of the remaining 70% minority interests in the April 1999 Rollup. Interest income remained constant at $0.2 million in both periods. Other income increased to $1.0 million in 1999 from $0.1 million in 1998. This increase in other income is primarily due to $1.0 million of non-recurring income recognized upon execution of a confidential agreement with one of the company's vendors.

MINORITY INTEREST

         Minority interest decreased 82.5% to $0.5 million from $2.9 million in 1998. This reduction in expense is due to the purchase of the remaining 70% minority interests in the April 1999 Rollup. The $0.5 million in expense in 1999 represents the 35% minority interest in Hub Distribution.

INCOME TAXES

         The provision for income taxes increased 32.5% to $1.8 million from $1.4 million in 1998. The Company is providing for income taxes at an effective rate of 41% in 1999.

NET INCOME

         Net income increased 27.1% to $2.6 million from $2.1 million in 1998.

EARNINGS PER SHARE

         Earnings per share increased 25.9% to $0.34 from $0.27 in 1998

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998.

REVENUE

         Revenue for Hub Group increased 16.5% to $627.1 million from $538.2 million in 1998. Intermodal revenue increased 7.7% to $468.0 million from $434.7 million in 1998. Management believes the intermodal growth was somewhat negatively impacted by concerns over service disruption from the split-up of Conrail which began on June 1, 1999. Truckload brokerage revenue increased 23.3% to $93.8 million from $76.1 million in 1998. A change in business mix to a greater proportion of short haul loads accounted for the lower growth rate in truckload brokerage than has been experienced in recent quarters. Logistics revenue increased 138.2% to $65.3 million from $27.4 million in 1998. This increase is primarily due to the increase in revenue from the Company's niche logistic services performed by Hub Distribution.

NET REVENUE

         Net revenue increased to $78.2 million from $64.1 million in 1998. As a percentage of revenue, net revenue increased to 12.5% from 11.9% in 1998. The increase in the percentage is principally attributed to the growth in niche logistic services which earns a higher net revenue percentage of revenue than does the Company's core intermodal and brokerage service offerings.

SALARIES AND BENEFITS

         Salaries and benefits increased 20.1% to $41.4 million from $34.5 million in 1998. As a percentage of revenue, salaries and benefits increased to 6.6% of revenue from 6.4% in 1998. The increase in the percentage is primarily attributable to the growth in niche logistic services. The Company's niche logistic services requires a higher level of salaries and benefits as compared to revenue than does the Company's core intermodal and brokerage service offerings.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased to $18.5 million from $15.2 million in 1998. As a percentage of revenue, these expenses increased to 2.9% from 2.8% in 1998. This increase in percentage is primarily attributed to expenditures made related to information systems, rent and outside services. The Company's information systems expenditures relate to consulting, Year 2000 remediation and validation, and enhancements to the Company's operating system. Rent expense increased due to the expansion of some of Hub's operating facilities. Outside service expenditures relate to contracted temporary labor to handle increased business for niche logistic services and outside sales commissions.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization of property and equipment increased 10.3% to $2.0 million from $1.8 million in 1998. This expense as a percentage of revenue remained constant at 0.3%.

AMORTIZATION OF GOODWILL

         Amortization of goodwill increased 57.0% to $2.2 million from $1.4 million in 1998. The expense as a percentage of revenue increased to 0.4% from 0.3% in 1998. The increase in expense is primarily attributable to the purchase of the remaining 70% minority interests in the April 1999 Rollup.

CHANGE IN ESTIMATE/IMPAIRMENT OF PROPERTY AND EQUIPMENT

         In the second quarter of 1999, an $0.9 million pretax charge was recorded due to a change in estimate and an impairment loss relating to certain operating software applications. Specifically, $0.7 million of this charge was attributable to a change in estimate of the useful life for the Visual Movement software previously used primarily for brokerage. The Visual Movement software is no longer being used by the Company and was replaced with enhancements to the Company's proprietary intermodal operating software during the second quarter of 1999. These enhancements allow for greater network visibility of loads in a year 2000 compliant program. The $0.2 million impairment loss related to the write-down of a logistics software program. The fair value was determined based on the estimated future cash flows attributable to the single customer using this asset. During the quarter ended June 30, 1999, management decided to purchase a new logistics operating software application that is expected to be operating by December 31, 1999. This new software will provide greater functionality than the existing application.

OTHER INCOME (EXPENSE)

         Other income (expense) netted to $(1.1) million in 1999 compared to $(0.7) million in 1998. Interest expense increased to $(2.6) million from $(1.3) million. This increase in interest expense is primarily due to the additional debt required to fund the purchases of the remaining 70% minority interests in the April 1999 Rollup. Interest income remained constant at $0.5 million in both periods. Other income increased to $1.0 million in 1999 from $0.1 million in 1998. This increase in other income is primarily due to $1.0 million of non-recurring income recognized upon execution of a confidential agreement with one of the company's vendors.

MINORITY INTEREST

         Minority interest increased 1.3% to $4.4 million from $4.3 million in 1998. Minority interest as a percentage of income before minority interest decreased to 36.1% from 41.3% in 1998. The purchase of the remaining 70% minority interests in the April 1999 Rollup had the effect of lowering minority interest as a percentage of income before minority interest when comparing 1999 to 1998.

INCOME TAXES

         The provision for income taxes increased 29.0% to $3.2 million from $2.5 million in 1998. The Company is providing for income taxes at an effective rate of 41% in 1999.

NET INCOME

         Net income increased 23.7% to $4.6 million from $3.7 million in 1998.

EARNINGS PER SHARE

         Basic earnings per share increased 25.0% to $0.60 from $0.48 in 1998. Diluted earnings per share increased 22.9% to $0.59 from $0.48 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On April 30, 1999, the Company borrowed approximately $108 million of unsecured debt to pay for its purchase of the 70% limited partnership interests in the remaining limited partnerships which had a minority interest ownership.

         On April 30, 1999, the Company closed on a new bank facility with Harris Trust and Savings Bank ("Harris") which replaced the previous facility. The new facility is comprised of $50.0 million in term debt and a $50.0 million revolving line of credit. At June 30, 1999, there was $50.0 million outstanding term debt and $31.0 million outstanding and $19.0 million unused and available under the new line of credit with Harris. The facility is unsecured and has a five-year term with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19 million due on March 31, 2004. Additionally, the Company closed and drew down on a $40.0 million bridge facility with Harris on April 30, 1999. The bridge facility had a three-month term and bore interest at the bank's prime rate plus 1%. This bridge facility of $40.0 million was paid off on June 25, 1999 and replaced with the "Notes" (see below).

         On June 25, 1999, the Company closed on $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life with a coupon interest rate of 8.64% paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         At June 30, 1999, the unused and available portion of the line of credit with Cass Bank and Trust Company was $5.0 million.

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

YEAR 2000

         In 1999, through July 31, the Company has expensed approximately $1,406,000 related to Year 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes its cash from operations and its lines of credit will be sufficient to meet its debt obligations as they become due.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk related to changes in interest rates which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risk from interest rate volatility through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading purposes.

     The Company uses both fixed and variable rate debt as described in Note 8 of the Notes to Consolidated Financial Statements in Form 10-K for the year ended December 31, 1998 and Note 6 in Form 10-Q for the quarterly period ended June 30, 1999. The Company has entered into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap is to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At June 30, 1999, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 7.75% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

     The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile.

PART II. OTHER  INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  The 1999 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 12, 1999. At this meeting, the following six directors were reelected with the following votes: Phillip C.
                  Yeager:  18,848,561 votes for and 79,840 votes withheld;
                  David P. Yeager: 18,848,561 votes for and 79,840 votes withheld; Thomas L. Hardin: 18,848,561 votes for and 79,840 votes withheld; Gary D. Eppen: 18,917,053 votes for and 11,348 votes withheld; Charles R. Reaves: 18,917,053 votes for and 11,348 votes withheld; Martin P. Slark: 18,917,053 votes for and 11,348 votes withheld.

                  Also at this meeting, the Stockholders voted on a proposal to approve the Company's 1999 Long-Term Incentive Plan. This proposal was approved by the following votes: 17,058,631 votes for, 1,070,928 votes against and 26,370 votes withheld.

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

                                                HUB GROUP, INC.


DATE:  August 16, 1999                          /S/ JAY E. PARKER
                                                -----------------
                                                Jay E. Parker
                                                Vice President-Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.

10.11 $50 million Note Purchase Agreement dated as of June 25, 1999 among the Registrant, Hub City Terminals, Inc., Hub Holdings, Inc. and various purchasers.