Form 10-Q
period 1999-09-30
HUB GROUP INC
filed 1999-11-10
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On November 10, 1999, the registrant had 7,043,950 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                          PAGE
PART I.  FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - September 30, 1999
         and December 31, 1998                                              3

Unaudited Condensed Consolidated Statements of Operations - Three
         Months and Nine Months Ended September 30, 1999 and 1998           4

Unaudited Condensed Consolidated Statement of Stockholders' Equity -
         Nine Months Ended September 30, 1999                               5

Unaudited Condensed Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 1999 and 1998                           6

Notes to Unaudited Condensed Consolidated Financial Statements              7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              11

PART II.  OTHER INFORMATION                                                 18

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                ---------------- ----------------
                                                                                       1999             1998
                                                                                ---------------- ----------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                  $       7,970    $     15,178
      Accounts receivable, net                                                         183,734         148,104
      Prepaid expenses and other current assets                                          4,730           6,036
                                                                                ---------------- ---------------
        TOTAL CURRENT ASSETS                                                           196,434         169,318

    PROPERTY AND EQUIPMENT, net                                                         21,125          19,111
    GOODWILL, net                                                                      221,086         115,858
    OTHER ASSETS                                                                         2,014             504
                                                                                ---------------- ---------------
        TOTAL ASSETS                                                             $     440,659    $    304,791
                                                                                ================ ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
        Trade                                                                    $     145,876    $    123,513
        Other                                                                           11,713           7,909
      Accrued expenses
        Payroll                                                                          8,969           6,339
        Other                                                                            6,497           6,332
      Deferred taxes                                                                     1,751           1,751
      Current portion of long-term debt                                                  6,106           3,161
                                                                                ---------------- ---------------
           TOTAL CURRENT LIABILITIES                                                   180,912         149,005

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                          127,986          29,589
    DEFERRED TAXES                                                                       3,035             556
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                                      668           5,968
    STOCKHOLDERS' EQUITY:
      Preferred stock                                                                       -               -
      Common stock                                                                          77              77
      Additional paid-in capital                                                       110,786         110,181
      Purchase price in excess of predecessor basis                                    (25,764)        (25,764)
      Tax benefit of purchase price in excess of predecessor basis                      10,306          10,306
      Retained earnings                                                                 32,653          24,873
                                                                                ---------------- ---------------
        TOTAL STOCKHOLDERS' EQUITY                                                     128,058         119,673
                                                                                ---------------- ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     440,659    $    304,791
                                                                                ================ ===============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         THREE MONTHS                  NINE MONTHS
                                                                      ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                                  ---------------------------- ---------------------------
                                                                       1999           1998          1999         1998
                                                                  -------------- ------------- ------------- -------------

Revenue                                                            $    333,337   $   295,859   $   960,467   $   834,043

Transportation costs                                                    291,844       259,336       840,760       733,453
                                                                  -------------- ------------- ------------- -------------
       Net revenue                                                       41,493        36,523       119,707       100,590

Costs and expenses:
    Salaries and benefits                                                21,014        18,396        62,413        52,861
    Selling, general and administrative                                   9,492         7,994        27,972        23,159
    Depreciation and amortization of property and equipment                 975           739         2,994         2,568
    Amortization of goodwill                                              1,434           752         3,632         2,153
    Change in estimate/impairment of property and equipment                   -             -           884             -
                                                                  -------------- ------------- ------------- -------------
       Total costs and expenses                                          32,915        27,881        97,895        80,741

          Operating income                                                8,578         8,642        21,812        19,849
                                                                  -------------- ------------- ------------- -------------

Other income (expense):
    Interest expense                                                     (3,071)         (620)       (5,647)       (1,913)
    Interest income                                                         191           260           706           712
    Other, net                                                              131           (37)        1,113           103
                                                                  -------------- ------------- ------------- -------------
       Total other expense                                               (2,749)         (397)       (3,828)       (1,098)

Income before minority interest and provision for income taxes            5,829         8,245        17,984        18,751
                                                                  -------------- ------------- ------------- -------------

Minority interest                                                           407         3,902         4,798         8,238
                                                                  -------------- ------------- ------------- -------------

Income before provision for income taxes                                  5,422         4,343        13,186        10,513

Provision for income taxes                                                2,223         1,737         5,406         4,204
                                                                  -------------- ------------- ------------- -------------

Net income                                                         $      3,199   $     2,606   $     7,780   $     6,309
                                                                  ============== ============= ============= =============

Basic earnings per common share                                    $       0.42   $      0.34   $      1.01   $      0.82
                                                                  ============== ============= ============= =============
Diluted earnings per common share                                  $       0.41   $      0.34   $      1.00   $      0.82
                                                                  ============== ============= ============= =============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                          (IN THOUSANDS, EXCEPT SHARES)


                                                                                      TAX BENEFIT
                                                                         PURCHASE     OF PURCHASE
                                                                         PRICE IN        PRICE
                                       COMMON STOCK        ADDITIONAL    EXCESS OF    IN EXCESS OF                 TOTAL
                                 ------------------------   PAID-IN     PREDECESSOR   PREDECESSOR    RETAINED   STOCKHOLDERS'
                                    SHARES      AMOUNT      CAPITAL        BASIS          BASIS      EARNINGS      EQUITY
                                 ------------- ---------- ------------ ------------- -------------- ---------- ---------------

Balance at December 31, 1998        7,672,246   $     77   $  110,181   $  (25,764)   $    10,306    $ 24,873   $    119,673
  Net income                               -          -            -            -              -        7,780          7,780
  Exercise of non-qualified
    stock options                      34,000         -           605           -              -           -             605
                                 ============= ========== ============ ============= ============== ========== ===============
Balance at September 30, 1999       7,706,246   $     77   $  110,786   $  (25,764)   $    10,306    $ 32,653   $    128,058
                                 ============= ========== ============ ============= ============== ========== ===============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                      1999              1998
                                                                                ----------------  ---------------
Cash flows from operating activities:
    Net income                                                                   $       7,780     $      6,309
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                          3,753            3,384
        Amortization of goodwill                                                         3,632            2,153
        Change in estimate/impairment of property and equipment                            884                -
        Deferred taxes                                                                   2,479            4,043
        Minority interest                                                                4,798            8,238
        Loss/(Gain) on sale of assets                                                      140              (51)
        Changes in working capital, net of effects of purchase transaction:
          Accounts receivable, net                                                     (35,630)          (9,528)
          Prepaid expenses and other current assets                                      1,306           (1,217)
          Accounts payable                                                              26,167           10,480
          Accrued expenses                                                               2,795            1,508
          Other assets                                                                  (1,510)             (13)
                                                                                ----------------  ---------------
           Net cash provided by operating activities                                    16,594           25,306
                                                                                ----------------  ---------------
Cash flows from investing activities:
    Cash used in acquisitions, net                                                           -           (3,989)
    Purchases of minority interest                                                    (108,710)          (6,152)
    Purchases of property and equipment, net                                            (6,791)          (3,145)
                                                                                ----------------  ---------------
           Net cash used in investing activities                                      (115,501)         (13,286)
                                                                                ----------------  ---------------
Cash flows from financing activities:
    Proceeds from sale of common stock                                                     605               49
    Distributions to minority interest                                                 (10,098)          (7,349)
    Payments on long-term debt                                                         (49,447)         (25,706)
    Proceeds from issuance of long-term debt                                           150,639           26,383
                                                                                ----------------  ---------------
           Net cash provided by/(used in) financing activities                          91,699           (6,623)
                                                                                ----------------  ---------------
Net increase (decrease) in cash and cash equivalents                                    (7,208)           5,397
Cash and cash equivalents, beginning of period                                          15,178           12,056
                                                                                ----------------  ---------------
Cash and cash equivalents, end of period                                         $       7,970     $     17,453
                                                                                ================  ===============
Supplemental disclosures of cash flow information
 Cash paid for:
       Interest                                                                  $       4,256     $      1,873
       Income taxes                                                                      1,624            1,041

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

NOTE 2.  BUSINESS COMBINATIONS

                  On April 1, 1998, the Company acquired all the outstanding stock of Quality Intermodal Corporation for $4,080,000 in cash and $6,100,000 through the issuance of a three-year note, bearing interest at an annual rate of 5.6%. The acquisition was recorded using the purchase method of accounting resulting in preliminary goodwill of $9,028,000 at September 30, 1998. The purchase price was subsequently adjusted resulting in goodwill of $9,608,000.

         On August 1, 1998, Hub Distribution acquired all the outstanding stock of Corporate Express Distribution Services ("CEDS") for $750,000 in cash. The acquisition was recorded using the purchase method of accounting resulting in goodwill of $390,750.

Business acquisitions which involved the use of cash were accounted for as follows:

                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                                  1998
                                                           -------------------
                                                                 (000'S)
Accounts receivable                                         $          8,698
Prepaid expenses and other current assets                                 57
Property and equipment                                                   779
Goodwill                                                               9,419
Other assets                                                              15
Accounts payable                                                      (7,483)
Accrued expenses                                                        (461)
Long-term debt                                                        (7,035)
                                                           -------------------
Cash used in acquisitions, net                              $          3,989
                                                           -------------------

NOTE 3.  EARNINGS PER SHARE

         The following is a reconciliation of the Company's Earnings per Share:

                                         THREE MONTHS ENDED                THREE MONTHS ENDED
                                         SEPTEMBER 30, 1999                SEPTEMBER 30, 1998
                                    ---------------------------        -------------------------
                                        (000'S)                            (000'S)
                                    ---------------                    --------------
                                                     Per-Share                         Per-Share
                                     INCOME  SHARES   AMOUNT           INCOME  SHARES   AMOUNT
                                    -------  ------  ---------         ------  ------  ---------
BASIC EARNINGS PER SHARE
   Income available to
      common stockholders           $3,199    7,704    $0.42           $2,606   7,655    $0.34
                                    ------    -----    -----           ------   -----    -----
EFFECT OF DILUTIVE SECURITIES
   Stock options                        -        82       -                -       60       -
                                    ------    -----    -----           ------   -----    -----
DILUTED EARNINGS PER SHARE
   Income available to
      common stockholders
      plus assumed exercises        $3,199    7,786    $0.41           $2,606   7,715    $0.34
                                    ------    -----    -----           ------   -----    -----

                                         NINE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEPTEMBER 30, 1999                SEPTEMBER 30, 1998
                                    ---------------------------        -------------------------
                                        (000'S)                            (000'S)
                                    ---------------                    --------------
                                                     Per-Share                         Per-Share
                                     INCOME  SHARES   AMOUNT           INCOME  SHARES   AMOUNT
                                    -------  ------  ---------         ------  ------  ---------
BASIC EARNINGS PER SHARE
   Income available to
      common stockholders           $7,780    7,688    $1.01           $6,309   7,654    $0.82
                                    ------    -----    -----           ------   -----    -----
EFFECT OF DILUTIVE SECURITIES
   Stock options                        -        76       -                -       83       -
                                    ------    -----    -----           ------   -----    -----
DILUTED EARNINGS PER SHARE
   Income available to
      common stockholders
      plus assumed exercises        $7,780    7,764    $1.00           $6,309   7,737    $0.82
                                    ------    -----    -----           ------   -----    -----

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

         On April 1, 1999, the Company purchased the remaining 70% minority interests in Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub City Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P., Hub City Kansas City, L.P., Hub City Mid-Atlantic, L.P., Hub City New York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P. and Hub City St. Louis, L.P. for approximately $108,710,000 in cash. The acquisition was recorded using the purchase method of accounting resulting in preliminary goodwill of $108,710,000 to be amortized over a 40 year life.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                              -------------------------------------
                                                                     1999               1998
                                                              ----------------- -------------------
                                                                            (000'S)

Building and improvements                                      $           55    $           53
Leasehold improvements                                                  1,435             1,206
Computer equipment and software                                        18,719            15,816
Furniture and equipment                                                 7,181             5,722
Transportation equipment and automobiles                                4,706             5,318
                                                              ----------------- ------------------
                                                                       32,096            28,115
Less:  Accumulated depreciation and amortization                      (10,971)           (9,004)
                                                              ----------------- ------------------
    PROPERTY AND EQUIPMENT, net                                $       21,125    $       19,111
                                                              ================= ==================

NOTE 6.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

         Fair value approximates book value at the balance sheet date.

                                                                                  SEPTEMBER 30,
                                                                                ------------------
                                                                                       1999
                                                                                ------------------
                                                                                         (000'S)
Installment notes payable due through 2001, monthly installments ranging from
  $365 - $16,103, including interest, ranging from 2.9%
  to 12.0%, collateralized by certain equipment                                  $           977
Bank lines of credit (see below)                                                          29,000
Unsecured term notes, with quarterly payments ranging from $1,250,000 to
  $2,000,000 with a balloon payment of $19 million due March 31, 2004;
  interest is due quarterly at a floating rate based upon
  LIBOR (London Interbank Offered Rate) or Prime rate (see below).  At
  September 30, 1999, interest rates range from 7.8% to 8.37%                             48,750
Unsecured notes, mature on June 25, 2009 with annual payments of $10,000,000 commencing on June 25, 2005; interest is paid quarterly
  at 8.64%                                                                                50,000
Unsecured notes payable due in one balloon payment of $5,225,000 on
  April 1, 2001; interest is due annually and is paid at 5.6%                              5,225
Capital lease obligations, collateralized by certain equipment                               140
                                                                                ------------------
Total long-term debt                                                                     134,092
Less current portion                                                                      (6,106)
                                                                                ------------------
                                                                                 $       127,986
                                                                                ------------------

         Aggregate principal payments, in thousands, due subsequent to September 30, 1999, are as follows:

1999 (Remaining three months)                                                    $         1,538
2000                                                                                       6,250
2001                                                                                      12,299
2002                                                                                       8,003
2003 and thereafter                                                                      106,002
                                                                                ------------------
                                                                                 $       134,092
                                                                                ------------------

         On March 18, 1996, the Company assumed a line of credit for $5,000,000. This line of credit was not used at September 30, 1999.

         On April 30, 1999, the Company closed on an unsecured $50.0 million five-year revolving line of credit with a bank. The Company can borrow at the prime rate or up to prime plus 1% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.25% to 2.50% based on the Company's funded debt to EBITDAM (earnings before interest expense, income taxes, depreciation, amortization and minority interest) ratio. The credit facility also contains certain financial covenants which, among others, requires that the Company maintain required levels of EBITDAM, funded debt to EBITDAM, fixed charge coverage and current assets to current liabilities. In addition, there are limitations on additional indebtedness as well as acquisitions and minority interest purchases. The Company was in compliance with these covenants at September 30, 1999. Advances on this line of credit at September 30, 1999 were $29,000,000 with interest rates ranging between 7.83% and 7.88% and are classified as long term debt.

         The unsecured term notes have a floating interest rate. The Company can borrow at the prime rate or up to prime plus 1.25% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.50% to 2.75% based on the Company's funded debt to EBITDAM ratio.

         On April 30, 1999, under the term notes and the $50.0 million line of credit debt agreement, the Company was required to enter into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap was to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At September 30, 1999, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 8.08% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

         On June 25, 1999, the Company closed on $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life with a coupon interest rate of 8.64% paid quarterly. The Notes contain certain covenants which the Company was in compliance with at September 30, 1999.

NOTE 7.  CHANGE IN ESTIMATE/IMPAIRMENT OF PROPERTY AND EQUIPMENT

         In the second quarter of 1999, an $884,000 pretax charge was recorded due to a change in estimate and an impairment loss relating to certain operating software applications. Specifically, $662,000 of this charge was attributable to a change in estimate of the useful life for the Visual Movement software previously used primarily for brokerage. The Visual Movement software is no longer being used by the Company and was replaced with enhancements to the Company's proprietary intermodal operating software during the second quarter of 1999. These enhancements allow for greater network visibility of loads in a year 2000 compliant program. The $222,000 impairment loss related to the write-down of a logistics software program. The fair value was determined based on the estimated future cash flows attributable to the single customer using this asset. During the quarter ended June 30, 1999, management decided and subsequently purchased a new logistics operating software application that is expected to be installed by December 31, 1999. This new software will provide greater functionality than the existing application.

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

CALL OPTIONS

         On April 1, 1999, Hub Group, Inc. ("Hub Group" or the "Company") exercised its call options to acquire the remaining 70% minority interests in Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub City Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P., Hub City Kansas City, L.P., Hub City Mid-Atlantic, L.P., Hub City New York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P. and Hub City St. Louis, L.P. (collectively referred to as the "April 1999 Rollup"). The Company paid $108.7 million in cash.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

         Revenue for Hub Group increased 12.7% to $333.3 million from $295.9 million in 1998. Intermodal revenue increased 6.1% to $249.1 million from $234.9 million in 1998. Management believes the intermodal growth was somewhat negatively impacted by service disruption from the split-up of Conrail which began on June 1, 1999. Truckload brokerage revenue increased 16.5% to $50.1 million from $43.0 million in 1998. A change in business mix to a greater proportion of short haul loads accounted for the lower growth rate in truckload brokerage than has been experienced in recent quarters. Logistics revenue increased 89.9% to $34.1 million from $18.0 million in 1998. This increase is primarily due to the increase in revenue from the Company's niche logistic services performed by Hub Group Distribution Services ("Hub Distribution").

NET REVENUE

         Net revenue increased to $41.5 million from $36.5 million in 1998. As a percentage of revenue, net revenue increased to 12.4% of revenue from 12.3% in 1998. The increase in the percentage is principally attributed to the growth in niche logistic services which earns a higher net revenue percentage of revenue than does the Company's core intermodal and brokerage service offerings.

SALARIES AND BENEFITS

         Salaries and benefits increased 14.2% to $21.0 million from $18.4 million in 1998. As a percentage of revenue, salaries and benefits increased to 6.3% of revenue from 6.2% in 1998. The increase in the percentage is primarily attributable to the growth in niche logistic services. The Company's niche logistic services requires a higher level of salaries and benefits as compared to revenue than does the Company's core intermodal and brokerage service offerings.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 18.7% to $9.5 million from $8.0 million in 1998. As a percentage of revenue, these expenses increased to 2.8% of revenue from 2.7% in 1998. This increase in percentage is primarily attributed to expenditures made related to information systems, travel and outside services. The Company's information systems expenditures relate to consulting, Year 2000 remediation and validation, and enhancements to the Company's operating system. Travel and related expenses increased due to a national sales meeting held in 1999 and not in the previous year. Outside service expenditures relate to contracted temporary labor and other services to handle increased business for niche logistic services and outside sales commissions.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization of property and equipment increased 31.9% to $1.0 million from $0.7 million in 1998. The expense as a percentage of revenue increased to 0.3% from 0.2% in 1998. Third quarter 1999 depreciation and amortization expense is consistent with that of the second quarter of 1999. Third quarter 1998 expense included an adjustment that reduced the actual level of depreciation and amortization for that quarter.

AMORTIZATION OF GOODWILL

         Amortization of goodwill increased 90.7% to $1.4 million from $0.8 million in 1998. The expense as a percentage of revenue increased to 0.4% from 0.3% in 1998. The increase in expense is attributable to the purchase of the remaining 70% minority interests in the April 1999 Rollup.

OTHER INCOME (EXPENSE)

         Other income (expense) netted to $(2.7) million in 1999 compared to $(0.4) million in 1998. Interest expense increased to $(3.1) million from $(0.6) million in 1998. This increase in interest expense is due to the additional debt required to fund the purchases of the remaining 70% minority interests in the April 1999 Rollup. Interest income decreased to $0.2 million from $0.3 million in 1998. The decrease in interest income is due to fewer short-term investments of cash as the Company seeks to minimize the amounts outstanding under its lines of credit. Other income of $0.1 million in 1999 is an increase of $0.2 million over the prior year. This increase in other income is primarily due to the gain on the sale of various fixed assets.

MINORITY INTEREST

         Minority interest decreased 89.6% to $0.4 million from $3.9 million in 1998. This reduction in expense is due to the purchase of the remaining 70% minority interests in the April 1999 Rollup. The $0.4 million in expense in 1999 represents the 35% minority interest in Hub Distribution.

INCOME TAXES

         The provision for income taxes increased 28.0% to $2.2 million from $1.7 million in 1998. The Company is providing for income taxes at an effective rate of 41% in 1999.

NET INCOME

         Net income increased 22.8% to $3.2 million from $2.6 million in 1998.

EARNINGS PER SHARE

         Basic earnings per share increased 23.5% to $0.42 from $0.34 in 1998. Diluted earnings per share increased 20.6% to $0.41 from $0.34 in 1998.



NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE

         Revenue for Hub Group increased 15.2% to $960.5 million from $834.0 million in 1998. Intermodal revenue increased 7.1% to $717.1 million from $669.6 million in 1998. Management believes the intermodal growth was somewhat negatively impacted by concerns over service disruption and actual service disruption from the split-up of Conrail which began on June 1, 1999. Truckload brokerage revenue increased 20.9% to $143.9 million from $119.1 million in 1998.

A change in business mix to a greater proportion of short haul loads accounted for the lower growth rate in truckload brokerage than has been experienced in recent quarters. Logistics revenue increased 119.1% to $99.4 million from $45.4 million in 1998. This increase is primarily due to the increase in revenue from the Company's niche logistic services performed by Hub Distribution.

NET REVENUE

         Net revenue increased to $119.7 million from $100.6 million in 1998. As a percentage of revenue, net revenue increased to 12.5% from 12.1% in 1998. The increase in the percentage is principally attributed to the growth in niche logistic services which earns a higher net revenue percentage of revenue than does the Company's core intermodal and brokerage service offerings.

SALARIES AND BENEFITS

         Salaries and benefits increased 18.1% to $62.4 million from $52.9 million in 1998. As a percentage of revenue, salaries and benefits increased to 6.5% of revenue from 6.3% in 1998. The increase in the percentage is primarily attributable to the growth in niche logistic services. The Company's niche logistic services requires a higher level of salaries and benefits as compared to revenue than does the Company's core intermodal and brokerage service offerings.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased to $28.0 million from $23.2 million in 1998. As a percentage of revenue, these expenses increased to 2.9% from 2.8% in 1998. This increase in percentage is primarily attributed to expenditures made related to information systems, rent and outside services. The Company's information systems expenditures relate to consulting, Year 2000 remediation and validation, and enhancements to the Company's operating system. Rent expense increased due to the expansion of some of Hub's operating facilities. Outside service expenditures relate to contracted temporary labor to handle increased business for niche logistic services and outside sales commissions.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization of property and equipment increased 16.6% to $3.0 million from $2.6 million in 1998. This expense as a percentage of revenue remained constant at 0.3%.

AMORTIZATION OF GOODWILL

         Amortization of goodwill increased 68.7% to $3.6 million from $2.2 million in 1998. The expense as a percentage of revenue increased to 0.4% from 0.3% in 1998. The increase in expense is primarily attributable to the purchase of the remaining 70% minority interests in the April 1999 Rollup.

CHANGE IN ESTIMATE/IMPAIRMENT OF PROPERTY AND EQUIPMENT

         In the second quarter of 1999, an $0.9 million pretax charge was recorded due to a change in estimate and an impairment loss relating to certain operating software applications. Specifically, $0.7 million of this charge was attributable to a change in estimate of the useful life for the Visual Movement software previously used primarily for brokerage. The Visual Movement software is no longer being used by the Company and was replaced with enhancements to the Company's proprietary intermodal operating software during the second quarter of 1999. These enhancements allow for greater network visibility of loads in a year 2000 compliant program. The $0.2 million impairment loss related to the write-down of a logistics software program. The fair value was determined based on the estimated future cash flows attributable to the single customer using this asset. During the quarter ended June 30, 1999, management decided and subsequently purchased a new logistics operating software application that is expected to be installed by December 31, 1999. This new software will provide greater functionality than the existing application.

OTHER INCOME (EXPENSE)

         Other income (expense) netted to $(3.8) million in 1999 compared to $(1.1) million in 1998. Interest expense increased to $(5.6) million from $(1.9) million. This increase in interest expense is primarily due to the additional debt required to fund the purchases of the remaining 70% minority interests in the April 1999 Rollup. Interest income remained constant at $0.7 million in both periods. Other income increased to $1.1 million in 1999 from $0.1 million in 1998. This increase in other income is primarily due to $1.0 million of non-recurring income recognized upon execution of a confidential agreement with one of the company's vendors.

MINORITY INTEREST

         Minority interest decreased 41.8% to $4.8 million from $8.2 million in 1998. Minority interest as a percentage of income before minority interest decreased to 26.7% from 43.9% in 1998. The purchase of the remaining 70% minority interests in the April 1999 Rollup had the effect of lowering minority interest as a percentage of income before minority interest when comparing 1999 to 1998.

INCOME TAXES

         The provision for income taxes increased 28.6% to $5.4 million from $4.2 million in 1998. The Company is providing for income taxes at an effective rate of 41% in 1999.

NET INCOME

         Net income increased 23.3% to $7.8 million from $6.3 million in 1998.

EARNINGS PER SHARE

         Basic earnings per share increased 23.2% to $1.01 from $0.82 in 1998. Diluted earnings per share increased 22.0% to $1.00 from $0.82 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On April 30, 1999, the Company borrowed approximately $108 million of unsecured debt to pay for its purchase of the 70% limited partnership interests in the remaining limited partnerships which had a minority interest ownership.

         On April 30, 1999, the Company closed on a new bank facility with Harris Trust and Savings Bank ("Harris") which replaced the previous facility. The new facility is comprised of $50.0 million in term debt and a $50.0 million revolving line of credit. At September 30, 1999, there was $48.8 million outstanding term debt and $29.0 million outstanding and $21.0 million unused and available under the new line of credit with Harris. The facility is unsecured and has a five-year term with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19 million due on March 31, 2004. Additionally, the Company closed and drew down on a $40.0 million bridge facility with Harris on April 30, 1999. The bridge facility had a three-month term and bore interest at the bank's prime rate plus 1%. This bridge facility of $40.0 million was paid off on June 25, 1999 and replaced with the "Notes" (see below).

         On June 25, 1999, the Company closed on $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life with a coupon interest rate of 8.64% paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         At September 30, 1999, the unused and available portion of the line of credit with Cass Bank and Trust Company was $5.0 million.

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

YEAR 2000

STATE OF READINESS

         Management has broken down its Year 2000 program into four phases. Those phases are awareness, assessment, renovation and validation. The Company contracted with an outside consulting firm to perform a readiness review designed to verify that the Company is aware of all material relevant areas of concern regarding Year 2000 compatibility. This review was completed in December 1998.

         Management believes that it is aware of the risk areas facing the Company regarding Year 2000 and has broken that area into seven categories. The seven categories are: (i) the Company's main operating system that has been created and enhanced in-house, (ii) the Company's ancillary operating software applications which were purchased, (iii) desktop hardware and software applications, (iv) the Company's financial reporting system, (v) the Company's telephone systems, (vi) embedded technology in the Company's office equipment, physical environment and drayage tractors and (vii) the state of readiness of the Company's customers, transportation service providers and other vendors.

         The Company's main operating system has been renovated. The renovation, which consists of reprogramming the source code, was completed in March 1999. The validation phase was started in March 1999 and completed in September 1999. The Company is planning on testing and re-certifying the system throughout the fourth quarter of 1999.

         The Company believes all of its ancillary operating software applications have been assessed. All of the supporting vendors have stated their products are Year 2000 compliant. The validation phase began in March 1999 and was completed in October 1999.

         The Company's financial reporting system vendor has stated that their application is Year 2000 compliant. The Company executed the validation phase for the financial reporting system, successfully processing data with date parameters beyond December 31, 1999. The validation phase was started in April 1999 and completed in September 1999.

         The Company's desktop hardware and software application assessment is ongoing. The Company has created an inventory of all hardware and software applications. The Company is currently working with an outside consulting firm to execute the renovation and validation phases. The renovation phase will consist of updating or replacing the hardware or software application if it is not Year 2000 compliant. The renovation phase began during the second quarter of 1999. The Company has contracted with the outside consulting firm to complete the validation phase by December 31, 1999.

         The Company has assessed its telecommunications system during the second quarter of 1999. The Company has completed testing and upgrading of phone systems and believes that they are now Year 2000 compliant.

         The Company is aware of the potential issues regarding embedded technology in its office equipment, physical environment and drayage tractors. During the second quarter of 1999, the Company sent out surveys to the Hub Operating Companies to obtain the relevant information in order to determine whether their embedded systems were compliant. A variety of office equipment was analyzed and assessed for Year 2000 issues. The Company has upgraded or replaced office equipment that it identified as failing to meet Year 2000 compliance standards. Similarly, the Company recognizes the potential issues regarding its physical environment, such as heat, electricity, elevators, security systems, etc., and has taken the appropriate steps to assess any issues. The Company has assessed its embedded technology in its drayage tractors and received a statement from the engine manufacturers that the tractors' embedded technology is Year 2000 compliant.

         The Company has identified four categories of key third parties with which the Company has a material relationship that should be assessed. Those categories are: (i) transportation needs, (ii) key vendors such as the railroads and significant providers of drayage and over-the-road services, (iii) our information network communications provider and (iv) significant third-party freight payment vendors utilized by the Company's customers. The Company has received statements from certain major customers and from certain major customers' third-party freight payment vendors regarding their Year 2000 readiness. The Company has no plans to obtain such statements from all its customers or all its customers' third-party freight payment vendors. The Company has received statements from the major railroads and many of the Company's drayage and over-the-road service providers that they are Year 2000 compliant. The Company believes, at this time, that its information network communication provider is Year 2000 compliant.

COSTS

         In 1999, through October 31, the Company has expensed approximately $1,761,000 related to Year 2000.

CONTINGENCY PLAN

         The Company has developed formal written contingency plans. Certain aspects of the Year 2000 contingency plans, such as dealing with an inoperative system, were simply a matter of integrating the Company's current contingency plans for dealing with the potential temporary shut downs that may occur from time to time. Other aspects of the contingency plans were developed as the Company worked through the phases of readiness. The maintenance of the contingency plans will be an ongoing process.

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

         The Company uses both fixed and variable rate debt as described in
Note 8 of the Notes to Consolidated Financial Statements in Form 10-K for the year ended December 31, 1998 and Note 6 in Form 10-Q for the quarterly period ended September 30, 1999. The Company has entered into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap is to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At September 30, 1999, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 8.08% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

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

                                          HUB GROUP, INC.


DATE:  November 10, 1999                  /S/ JAY E. PARKER
                                          -----------------
                                          Jay E. Parker
                                          Vice President-Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)