Form 10-K
period 1999-12-31
HUB GROUP INC
filed 2000-03-29
CIK 940942

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the fiscal year ended December 31, 1999

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

                      CLASS A COMMON STOCK, $.01 PAR VALUE

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates on March 27, 2000, based upon the last reported sale price on that date on the NASDAQ National Market of $15 7/8 per share, was $110,763,844.

On March 27, 2000, the Registrant had 7,043,950 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2000, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

     The Company operates through an extensive nationwide network of 29 offices or "Hubs." Each Hub is strategically located in a market that has a significant concentration of shipping customers and one or more railheads. Each Hub functions essentially as a stand-alone business managed locally by an executive, known as a "Principal," with significant transportation experience. Local management is responsible for operations, customer service and regional marketing, while corporate management is responsible for group strategic planning and administration, financial services, relationships with the railroads and management information systems support. Hub Group also maintains a National Accounts sales force to provide centralized marketing of the Company's services to large and geographically diversified shippers.

     On March 18, 1996, Hub Group purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition. Concurrent with the acquisition of Hub Chicago, Hub Group completed the initial public offering of 4,261,250 shares of its Class A common stock (the "Class A Common Stock"), with net proceeds to Hub Group of $52.9 million. Simultaneously with the initial public offering, Hub Group, through its new wholly owned subsidiary, Hub Chicago, acquired with cash the general partnership interests in 26 operating partnerships, each with one or more offices. In addition, Hub Group directly acquired with cash a controlling interest in the Hub Group Distribution Services partnership ("Hub Distribution") which performs certain specialized logistics functions (each of the 26 operating partnerships and Hub Distribution are a "Hub Partnership" and collectively are the "Hub Partnerships"). With the exception of Hub Distribution, the Company had the continuing option, exercisable any time after the Principal currently associated with a Hub Partnership ceased to be an employee of that Hub Partnership, to purchase the limited partnership interest in that Hub Partnership. The decision as to whether or when to exercise an option to acquire the limited partnership interest in a Hub Partnership was made by the independent members of the Company's Board of Directors. Unless the context otherwise requires, references to "Hub Group" or the "Company" include Hub Chicago, the Hub Partnerships and their respective subsidiaries.

     On April 1, 1999, the Company exercised its option to acquire the remaining 70% minority interests in Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub City Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P., Hub City Kansas City, L.P., Hub City Mid-Atlantic, L.P., Hub City New York-New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P. and Hub City St. Louis, L.P. (which purchase is referred to herein as the "April Purchase") for an aggregate purchase price of approximately $108.7 million in cash. Except for Hub Distribution, of which the Company owns 65%, the Company now wholly-owns all of the Hub Partnerships and the Company's operations in North America and Europe.

     On May 1, 1998, the Company formally launched its new Hub Group Premier Service Network in conjunction with the Burlington Northern and Santa Fe Railway Company ("BNSF"). During 1998, the Company took on the management of approximately 2000 48' x 102" containers and approximately 180 53' x 102" containers from BNSF for dedicated use throughout the BNSF intermodal container network. On March 1 1999, the Company and BNSF entered into a multi-year extension and expansion of this program. In accordance with this new agreement, the Company and BNSF added an additional 1000 53' x 102" containers during 1999.

     On June 1, 1999, the Company and the Norfolk Southern Corporation ("NS") entered into a multi-year agreement expanding the Company's Premier Service Network onto NS's rail system. In accordance with this agreement, the Company took on the management of 675 53' x 102" containers from the NS during 1999. The BNSF containers and the NS containers are fully interchangeable across both the BNSF and NS rail networks.

     On December 31, 1999, each of the Hub Partnerships, except for Hub Distribution and Hub City Texas, L.P., converted to a limited liability company. Also on December 31, 1999, Hub Holdings, Inc., a wholly-owned subsidiary of Hub Group, merged with and into Hub Chicago, making each limited liability company a wholly-owned subsidiary of Hub Chicago.

     On March 13, 2000, the Company signed a letter of intent pursuant to which the Company agreed to sell its 65% interest in Hub Distribution for $65 million in cash and warrants to purchase 5% of the outstanding shares of stock of Hub Distribution. The sale of this interest is subject to a number of customary conditions and there is therefore no guarantee that a transaction will ultimately be consummated.

SERVICES PROVIDED

     The Company's transportation services can be broadly placed into the following categories:

     INTERMODAL As an IMC, the Company arranges for the movement of its customers' freight in containers and trailers over long distances. Hub Group contracts with railroads to provide transportation over the long-haul portion of the shipment and with local trucking companies, known as "drayage companies," for pickup and delivery. In markets where adequate service is not available, the Company supplements third party drayage services with Company-owned drayage operations. As part of its intermodal services, the Company negotiates rail and drayage rates, electronically tracks shipments in transit, consolidates billing and handles claims for freight loss or damage on behalf of its customers. The Company uses its Hub network, connected through its proprietary advanced intermodal management ("AIM") system, to access containers and trailers owned by leasing companies, railroads and steamship lines. The Company also has exclusive use of the containers in its Premier Service Network. Because each Hub not only handles its own outbound shipments but also handles inbound shipments from other Hubs, each Hub is able to track trailers and containers entering its service area and reuse that equipment to fulfill its customers' outbound shipping requirements. This effectively allows the Company to "capture" containers and trailers and keep them within the Hub network without having to make a capital investment in transportation equipment.

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

     When providing complete transportation services, the Company essentially replaces the customer's transportation department. Once the Company is hired as a single source logistics provider, it negotiates with intermodal, railcar, truckload and less-than-truckload carriers to move the customer's product through the supply chain and then dispatches the move for the customer. Using its advanced transportation management software ("ATMS"), the Company consolidates orders into full truckload shipments, chooses a shipping route, electronically tenders loads to carriers and reports the move to the customer.

HUB NETWORK

     Over the past 29 years, Hub Group has grown from a single office with two employees into a network of 27 Hubs in the United States, one Hub in Canada and one Hub in Mexico. Hub Group also has several satellite sales offices. In developing this network, the Company has carefully selected each location to ensure coverage in areas with significant concentrations of shipping customers and one or more railheads. Hub Group currently has Hubs in the following cities:

    Atlanta          Houston          Milwaukee         St. Louis
    Baltimore        Indianapolis     New Orleans       Salt Lake City
    Boston           Jacksonville     New York City     San Francisco
    Chicago (3)      Kansas City      Philadelphia      Seattle
    Cleveland        Los Angeles      Pittsburgh        Toledo
    Detroit          Memphis          Portland          Toronto
    Grand Rapids     Mexico City      Rochester


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

     The Company currently has full time marketing representatives at each Hub with primary responsibility for servicing local and regional accounts. These sales representatives work from the 29 Hubs and the Company's satellite sales offices. This network provides a local marketing contact for small and medium shippers in most major metropolitan areas within the United States.

     In 1985, the Company established the National Accounts group to service the needs of the nation's largest shippers. The Company recognized that although large shippers originate freight from multiple locations throughout the country, their logistics function is usually centralized. The Company essentially mirrored this structure by servicing national accounts from a central location and parceling out the servicing of individual freight shipments to the appropriate Hub. There are currently 21 National Accounts sales representatives who report to the Company's Executive Vice President of National Accounts. The National Accounts sales representatives regularly call on the nation's largest shippers to develop business relationships and to expand the Company's participation in servicing their transportation needs. When a business opportunity is identified by a National Accounts sales representative, the Company's market development and pricing personnel and the local Hubs work together to provide a transportation solution tailored to the customer's needs. Local Hubs provide transportation services to National Accounts customers. After the plan is implemented, National Accounts' personnel maintain regular contact with the shipper to ensure customer satisfaction and to refine the process as necessary.

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

     The Company's proprietary AIM system is the primary mechanism used by the Hubs to process customer transportation requests, schedule and track shipments, prepare customer billing, establish account profiles and retain critical information for analysis. The AIM system provides connectivity with each of the major rail carriers, enabling the Company to electronically schedule and track shipments in a real time environment. In addition, the AIM system's EDI features offer customers with EDI capability a completely paperless process, including load tendering, shipment dispatch, shipment tracking, customer billing and remittance processing. The Company aggressively pursues opportunities to establish EDI interfaces with its customers and carriers.

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

     During 1999 the Company began work on a number of web-based software applications. The Company began the process of implementing the first of these applications, Vendor Interface, in the fourth quarter of 1999. Vendor Interface was designed to allow the Company's drayage partners to interface with the Company using the internet rather than phone or faxes. Vendor Interface allows the Company to tender loads to draymen, captures event status and helps facilitate appropriate payment. Current internet applications are, and future internet applications will be, integrated with the AIM system.

     The Company also purchased a new software package in 1999 designed to replace its existing ATMS. This software may be used by the Company when offering logistics management services to customers that ship via multiple modes, including intermodal, truckload, and less than truckload, allowing the Company to optimize mode and carrier selection and routing for its customers. The Company has installed this software package and is currently preparing the software for its operational applications.

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

The Company has contracts with each of the following major railroads:

          Burlington Northern Santa Fe Railway         Kansas City Southern
          Canadian Pacific                             Norfolk Southern
          CSX                                          Union Pacific
          Illinois Central

The Company also has contracts with each of the following major fourth-party service providers: Mitsui O.S.K. Lines (America) Inc., Pacer International, Inc. and K-Line America, Inc..

     These contracts govern the transportation services and payment terms pursuant to which the Company's intermodal shipments are handled by the railroads. The contracts have staggered renewal terms with the earliest expiration occurring during 2000. While there can be no assurances that these contracts will be renewed, the Company has in the past successfully negotiated extensions of these contracts. Transportation rates are market driven and are typically negotiated between the Company and the railroads or fourth-party service providers on a customer specific basis. Consistent with industry practice, many of the rates negotiated by the Company are special commodity quotations ("SCQs"), which provide discounts from published price lists based on competitive market factors and are designed by the railroads or fourth-party service providers to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC. SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually six to 12 months.

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

RISK MANAGEMENT AND INSURANCE

     The Company requires all drayage companies participating in the Quality Drayage Program to carry at least $1.0 million in general liability insurance, $1.0 million in truckman's auto liability insurance and to obtain, either on their own or through the Company, $1.0 million in cargo insurance. Railroads, which are self insured, provide limited cargo protection, generally up to $250,000 per shipment, although higher coverage is available on a load-by-load basis. To cover freight loss or damage when a carrier's liability cannot be established or a carrier's insurance is insufficient to cover the claim, the Company carries its own cargo insurance with a limit of $2.0 million per container or trailer and a limit of $20 million per occurrence. The Company also carries general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate with a companion $10.0 million umbrella policy on this general liability insurance.

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

COMPETITION

     The transportation services industry is highly competitive. The Company competes against other IMCs, as well as logistics companies, third party brokers, over-the-road truckload carriers and railroads that market their own intermodal services. There is an emerging trend for larger truckload carriers to enter into agreements with railroads to market intermodal services nationwide. In addition, many existing and start-up companies are using the internet to market transportation services. Competition is based primarily on freight rates, quality of service, reliability, transit time and scope of operations. Several transportation service companies and truckload carriers, and all of the major railroads, have substantially greater financial and other resources than the Company.

GENERAL

     EMPLOYEES As of February 29, 2000, the Company had approximately 1,593 employees. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

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

ITEM 2.       PROPERTIES

     The Company directly, or indirectly through the Hub Partnerships, operates 41 offices throughout the United States and in Canada and Mexico, including the Company's headquarters in Lombard, Illinois and its Company-owned drayage operations. On March 1, 1999, the Company relocated its National Accounts office in Stamford, Connecticut to corporate headquarters in Lombard, Illinois. The office building used by the Hub located in Toledo is owned, and the remainder are leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of the Company's leases are month-to-month and others expire in the near term, the Company does not believe that it will have difficulty in renewing them or in finding alternative office space. The Company believes that its offices are adequate for the purposes for which they are currently used.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of March 20, 2000 with respect to each person who is an executive officer of the Company.

      NAME            AGE                    POSITION
------------------   -----    --------------------------------------------------
Phillip C. Yeager     72      Chairman of the Board of Directors
David P. Yeager       47      Vice Chairman of the Board of Directors and Chief
                              Executive Officer
Thomas L. Hardin      54      President, Chief Operating Officer and Director
Mark A. Yeager        35      President- Field Operations
Daniel F. Hardman     51      President-Chicago Region
Jay E. Parker         35      Vice President-Finance, Chief Financial Officer
                              and Treasurer
John T. Donnell       60      Executive Vice President-National Accounts
Richard M. Rogan      60      President-Hub Highway Services, Executive Vice
                              President-Marketing
Daniel L. Sellers     44      Vice President-Information Services and Chief
                              Information Officer
David C. Zeilstra     30      Vice President, Secretary and General Counsel


     Phillip C. Yeager, the Company's founder, has been Chairman of the Board since October 1985. From April 1971 to October 1985, Mr. Yeager served as President of Hub Chicago. Mr. Yeager became involved in intermodal transportation in 1959, five years after the introduction of intermodal transportation in the United States, as an employee of the Pennsylvania and Pennsylvania Central Railroads. He spent 19 years with the Pennsylvania and Pennsylvania Central Railroads, 12 of which involved intermodal transportation. In 1991, Mr. Yeager was named Man of the Year by the Intermodal Transportation Association. In 1995, he received the Salzburg Practitioners Award from Syracuse University in recognition of his lifetime achievements in the transportation industry. In October 1996, Mr. Yeager was inducted into the Chicago Area Entrepreneurship Hall of Fame sponsored by the University of Illinois at Chicago. In March 1997, he received the Presidential Medal from Dowling College for his achievements in transportation services. In September 1998 he received the Silver Kingpin award from the Intermodal Association of North America and in February 1999 he was named Transportation Person of the Year by the New York Traffic Club. Mr. Yeager graduated from the University of Cincinnati in 1951 with a Bachelor of Arts degree in Economics. Mr. Yeager is the father of David
P. Yeager and Mark A. Yeager.

     David P. Yeager has served as the Company's Vice Chairman of the Board since January 1992 and as Chief Executive Officer of the Company since March 1995. From October 1985 through December 1991, Mr. Yeager was President of Hub Chicago. From 1983 to October 1985, he served as Vice President, Marketing of Hub Chicago. Mr. Yeager founded the St. Louis Hub in 1980 and served as its President from 1980 to 1983. Mr. Yeager founded the Pittsburgh Hub in 1975 and served as its President from 1975 to 1977. Mr. Yeager received a Masters in Business Administration degree from the University of Chicago in 1987 and a Bachelor of Arts degree from the University of Dayton in 1975. Mr. Yeager is the son of Phillip C. Yeager and the brother of Mark A. Yeager. Mr. Yeager also serves as a director of SPR Inc.

     Thomas L. Hardin has served as the Company's President since October 1985 and has served as Chief Operating Officer and a director of the Company since March 1995. From January 1980 to September 1985, Mr. Hardin was Vice President-Operations and from June 1972 to December 1979, he was General Manager of the Company. Prior to joining the Company, Mr. Hardin worked for the Missouri Pacific Railroad where he held various marketing and pricing positions. Mr. Hardin is presently Chairman of the Intermodal Association of North America.

     Mark A. Yeager has been the Company's President-Field Operations since July 1999. From November 1997 through June 1999 Mr. Yeager was Division President, Secretary and General Counsel. From March 1995 to November 1997, Mr. Yeager was Vice President, Secretary and General Counsel. From May 1992 to March 1995, Mr. Yeager served as the Company's Vice President-Quality. Prior to joining the Company in 1992, Mr. Yeager was an associate at the law firm of Grippo & Elden from January 1991 through May 1992 and an associate at the law firm of Sidley & Austin from May 1989 through January 1991. Mr. Yeager received a Juris Doctor degree from Georgetown University in 1989 and a Bachelor of Arts degree from Indiana University in 1986. Mr. Yeager is the son of Phillip C. Yeager and the brother of David P. Yeager.

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

     Jay E. Parker has been the Company's Vice President of Finance, Chief Financial Officer and Treasurer since June 1999. From July 1995 through May 1999 Mr. Parker was the Company's Corporate Controller. Prior to joining the Company, Mr. Parker was the Director of Financial Reporting at Discovery Zone, Inc. from July 1994 through June 1995 and held various positions, including Audit Manager, with Arthur Andersen from December 1988 through June 1994. Mr. Parker received a Masters of Accounting Science from Northern Illinois University in 1988, became a Certified Public Accountant in 1987 and received a Bachelor of Science degree in Finance from Northern Illinois University in 1986.

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

     David C. Zeilstra has been the Company's Vice President, Secretary and General Counsel since July 1999. From December 1996 through June 1999, Mr. Zeilstra was the Company's Assistant General Counsel. Prior to joining the Company, Mr. Zeilstra was an associate with the law firm of Mayer, Brown and Platt from September 1994 through November 1996. Mr. Zeilstra received a Juris Doctor degree from the Duke University School of Law in 1994 and a Bachelor of Arts degree from Wheaton College in 1990.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

     The Class A Common Stock of the Company trades on the NASDAQ National Market tier of The NASDAQ Stock Market ("NASDAQ") under the symbol "HUBG." Set forth below are the high and low prices for shares of the Class A Common Stock of the Company for each full quarterly period in 1998 and 1999.

                                     1998                        1999
                                  ----------                  ----------
                                HIGH       LOW             HIGH         LOW
                              --------   -------         --------    ---------
        First Quarter         $ 30       $ 25            $23 3/4     $18 7/8

        Second Quarter        $ 28 1/8   $ 19 3/4        $27 7/8     $21

        Third Quarter         $ 24       $ 15 3/4        $27 1/16    $20 7/16

        Fourth Quarter        $ 20 1/4   $ 12 3/4        $21         $14 11/16


     On March 27, 2000, there were approximately 42 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 1,500 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On March 27, 2000, there were nine holders of record of the Company's Class B common stock (the "Class B Common Stock" together with the Class A Common Stock, the "Common Stock").

     The Company was incorporated in 1995 and has never paid cash dividends on either the Class A Common Stock or the Class B Common Stock. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or pay dividends on the shares of Common Stock in the future. The certificate of incorporation of the Company requires that any cash dividends must be paid equally on each outstanding share of Class A Common Stock and Class B Common Stock. The Company's credit facility and private placement debt prohibit the Company from paying dividends on the Common Stock if there has been, or immediately following the payment of a dividend would be, a default or an event of default under the credit facility or private placement debt. The Company is currently in compliance with the covenants contained in the credit facility and private placement debt.

ITEM 6.        SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (in thousands except per share data)

                                                                             YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                                1999          1998       1997(1)      1996(2)       1995
                                                         -------------- ------------- ------------ ------------ -----------
STATEMENT OF OPERATIONS DATA:
Revenue                                                    $ 1,296,799   $ 1,145,906   $1,064,479   $ 754,243     $ 81,408
Net revenue                                                    162,415       138,334      129,855      91,564        6,266
Operating income                                                30,134        26,406       33,495      27,925        2,567
Income before minority interest and taxes                       23,659        25,324       32,869      27,704        2,638
Income before taxes                                             18,384        15,205       15,874      11,338        2,638
Historical net income                                           10,846         8,908        9,525       7,044        2,599
Historical basic earnings per common share                 $      1.41   $      1.16   $     1.48   $    1.41     $   1.56
Historical diluted earnings per common share               $      1.40   $      1.15   $     1.46   $    1.39     $   1.56
Pro forma provision for additional income taxes(3)                                                        241        1,016
Pro forma net income                                                                                $   6,803     $  1,583
Pro forma basic earnings per common share                                                           $    1.36     $   0.95
Pro forma diluted earnings per common share                                                         $    1.35     $   0.95

                                                                                AS OF DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                               1999          1998        1997(1)      1996(2)       1995
                                                         -------------- ------------- ------------ ------------ -----------
BALANCE SHEET DATA:
Working capital                                            $    21,504   $    20,313   $   15,209   $  15,877     $    804
Total assets                                                   441,609       304,791      267,826     201,225        9,083
Long-term debt, excluding current portion                      131,414        29,589       22,873      28,714            -
Stockholders' equity                                           131,124       119,673      110,462      46,124        1,165

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL STRUCTURE

         Hub Group, Inc. (the "Company") was incorporated on March 8, 1995. On March 18, 1996, Hub Group, Inc. purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition through the issuance of 1,000,000 shares of Class A common stock and 662,296 shares of Class B common stock. Hub Chicago has been accounted for similar to the pooling of interests method of accounting and has been included in all periods presented on a historical cost basis. Concurrent with the acquisition of Hub Chicago in March 1996, Hub Group, Inc. completed the initial public offering of 4,261,250 shares of its Class A common stock. Coincident with the initial public offering, a selling stockholder sold 1,000,000 shares of Hub Group, Inc. Class A common stock through a secondary offering. In September 1997, Hub Group, Inc. completed a secondary offering of 1,725,000 shares of Hub Group, Inc.'s Class A common stock.

BUSINESS COMBINATIONS

         On October 31, 1997, the Company acquired the 50% interest in its international joint venture, HLX Company, LLC ("HLX"), that it did not previously own. HLX offers point-to-point international transportation services with a focus on the North American movement of import and export freight.

         On April 1, 1998, the Company acquired all of the outstanding stock of Quality Intermodal Corporation ("Quality"). Quality primarily offered intermodal and truckload brokerage services with offices in Houston, Dallas, Los Angeles, Chicago, Atlanta, and Philadelphia. The Company absorbed the Quality business directly into its existing operations.

         On August 1, 1998, the Company acquired the rights to service the customers of Corporate Express Distribution Services ("CEDS") as well as certain fixed assets. The CEDS business is being operated by Hub Group Distribution Services ("Hub Distribution"), the Company's niche logistic services provider. CEDS was a provider of niche logistic services including a pharmaceutical sample delivery operation.

CALL OPTIONS

         On March 1, 1997, the Company exercised its option to purchase an approximate 44% minority interest in Hub Distribution. The Company paid $1.6 million in cash.

         On September 17, 1997, the Company exercised its call options to acquire the remaining 70% minority interests in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. The Company paid $59.4 million in cash.

         On October 31, 1997, the Company exercised its call option to purchase the remaining 70% minority interest in Hub City New Orleans, L.P. for one dollar.

         On April 1, 1998, the Company exercised its call options to acquire the remaining 70% minority interests in Hub City Rio Grande, L.P., Hub City Dallas, L.P., and Hub City Houston, L.P. ("Texas Hubs"). The Company paid $6.2 million in cash.

         On April 1, 1999, Hub Group, Inc. exercised its call options to acquire the remaining 70% minority interests in Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub City Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P., Hub City Kansas City, L.P., Hub City Mid-Atlantic, L.P., Hub City New York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P., and Hub City St. Louis, L.P. (collectively referred to as the "April 1999 Purchase"). The Company paid $108.7 million in cash.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUE

         Revenue for the Company increased 13.2% to $1,296.8 million in 1999 from $1,145.9 million in 1998. Intermodal revenue increased 6.2% over 1998. Management believes that the service disruption from the split-up of Conrail which began on June 1, 1999 negatively impacted intermodal revenue growth. Truckload brokerage revenue increased 19.3% over 1998. The Company has successfully grown truckload brokerage by cross-selling to its intermodal customers and employing dedicated and experienced personnel in each Hub. Logistics revenue increased 88.3% compared to 1998. This increase was primarily due to the increase in revenue from the Company's niche logistic services performed by Hub Distribution.

NET REVENUE

         Net revenue increased 17.4% to $162.4 million in 1999 from $138.3 million in 1998. Net revenue as a percentage of revenue increased to 12.5% from 12.1% in 1998. Management believes the primary cause of this increase is the growth in niche logistic services which earns a higher net revenue percentage of revenue than does the Company's core intermodal and brokerage service offerings.

SALARIES AND BENEFITS

         Salaries and benefits increased 16.0% to $84.1 million in 1999 from $72.5 million in 1998. As a percentage of revenue, salaries and benefits increased to 6.5% from 6.3% in 1998. The increase in the percentage is primarily attributed to the increased headcount supporting the Company's information technology initiatives and growth in niche logistic services. The Company's niche logistic services requires a higher level of salaries and benefits as compared to revenue than does the Company's core intermodal and brokerage service offerings.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 16.3% to $38.2 million in 1999 from $32.9 million in 1998. These expenses as a percentage of revenue remained constant at 2.9%. While the percentage of revenue is consistent with the prior year, the $5.3 million increase in expenses is primarily attributed to information systems, travel and outside services. The Company's increased information systems expenditures related to consulting, Year 2000 remediation and validation, and enhancements to the Company's operating system. Travel and related expenses increased due primarily to a national sales meeting held in 1999 that was not held in the previous year and increased expenditures to support growth in the Company's niche logistic services. Outside service expenditures relate to contracted temporary labor and other services to handle increased business for niche logistic services and outside sales commissions.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 9.5% to $4.0 million in 1999 from $3.7 million in 1998. This expense as a percentage of revenue remained constant at 0.3%.

AMORTIZATION OF GOODWILL

         Amortization of goodwill increased 74.1% to $5.1 million from $2.9 million in 1998. The expense as a percentage of revenue increased to 0.4% from 0.3% in 1998. The increase in expense is primarily attributable to the amortization of the goodwill associated with the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase.

CHANGE IN ESTIMATE/IMPAIRMENT OF PROPERTY AND EQUIPMENT

         In the second quarter of 1999, a $0.9 million pretax charge was recorded due to a change in estimate and an impairment loss relating to certain operating software applications. Specifically, $0.7 million of this charge was attributable to a change in estimate of the useful life for the Visual Movement software previously used primarily for brokerage. The Visual Movement software is no longer being used by the Company and was replaced with enhancements to the Company's proprietary intermodal operating software during the second quarter of 1999. These enhancements allow for greater network visibility of loads in a year 2000 compliant program. The $0.2 million impairment loss related to the write-down of a logistics software program. The fair value was determined based on the estimated future cash flows attributable to the single customer using this program. The Company has installed this software package and is currently preparing the software for its operational applications. This new software will provide enhanced functionality.

OTHER INCOME (EXPENSE)

         Interest expense increased to $8.6 million in 1999 from $2.5 million in 1998. The increase in interest expense is due primarily to the additional debt required to fund the purchases of the remaining 70% minority interests in connection with the April 1999 Purchase. In addition, debt increased as a result of the acquisition of Quality and the purchase of the minority interest in the Texas Hubs in April 1998.

         Interest income decreased to $0.9 million in 1999 from $1.0 million in 1998. The primary cause for this decrease is the Company's increased concentration of its cash balances to reduce debt and minimize interest expense on borrowings.

         Other income of $1.2 million in 1999 is primarily due to non-recurring income recognized upon execution of an agreement with one of the Company's vendors.

MINORITY INTEREST

         Minority interest decreased 47.9% to $5.3 million in 1999 from $10.1 million in 1998. Minority interest as a percentage of income before minority interest and provision for income taxes was 22.3% in 1999 compared to 40.0% in 1998. The decrease in the percentage is primarily attributed to the purchase of remaining 70% minority interest in connection with the April 1999 Purchase as well as the purchase of minority interest in the Texas Hubs in April 1998.

PROVISION FOR INCOME TAXES

         The provision for income taxes increased 19.7% to $7.5 million compared to $6.3 million in 1998. The Company provided for income taxes using an effective rate of 41.0% in 1999 versus 41.4% in 1998.

NET INCOME

         Historical net income increased 21.8% to $10.8 million in 1999 from $8.9 million in 1998. Historical net income as a percentage of revenue remained constant at 0.8%.

EARNINGS PER COMMON SHARE

         Basic earnings per common share increased 21.6% to $1.41 from $1.16 in 1998. Diluted earnings per common share increased 21.7% to $1.40 in 1999 from $1.15 in 1998.

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUE

         Revenue for the Company increased 7.6% to $1,145.9 million in 1998 from $1,064.5 million in 1997. Intermodal revenue increased 7.2% over 1997. Management believes that the well-publicized railroad service disruptions experienced by the intermodal industry during 1998 negatively impacted intermodal revenue growth. Truckload brokerage revenue increased 27.3% over 1997. The Company has successfully maintained its expansion into this service offering by employing dedicated and experienced personnel in each Hub. Logistics revenue decreased 17.4% over revenue for 1997. This decrease was due to the Company's cancellation of its contract to provide third-party logistics services to a significant customer in January 1998. This customer accounted for $32.5 million of the Company's revenue in 1997.

NET REVENUE

         Net revenue increased 6.5% to $138.3 million in 1998 from $129.9 million in 1997. Net revenue as a percentage of revenue decreased slightly to 12.1% from 12.2% in 1997. Management believes the primary cause of this slight decrease is due to the increased transportation costs resulting from the service disruptions that were prevalent in 1998. At times the Company used higher cost alternative routing and incurred accessorials for detention and storage which were not passed on to the customer in an effort to maintain the long-term relationships the Company enjoys with many of its customers.

SALARIES AND BENEFITS

         Salaries and benefits increased 12.7% to $72.5 million in 1998 over $64.3 million in 1997. As a percentage of revenue, salaries and benefits increased to 6.3% from 6.0% in 1997. The increase in the percentage is attributed to the increased number of personnel needed to handle the Company's intermodal business. Due to the service disruptions, personnel were required to spend significantly more time per load to operate and monitor the transit of freight.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 19.7% to $32.9 million in 1998 from $27.5 million in 1997. Selling, general and administrative expenses as a percentage of revenue increased to 2.9% in 1998 from 2.6% in 1997. The increase in the percentage is principally attributable to increased spending related to information systems, rent and equipment leases. Expenditures for information systems included consulting costs related to the refinement of the Company's information systems strategy and costs for the Year 2000 project. Rent increased as many of the Company's Hubs were required to obtain larger office space to accommodate present operations and future growth. Expenditures for equipment leases increased as the Company moved towards leasing, as opposed to purchasing, more of its office and computer equipment.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization of property and equipment increased 19.1% to $3.7 million in 1998 from $3.1 million in 1997. This expense as a percentage of revenue remained constant at 0.3%.

AMORTIZATION OF GOODWILL

         Amortization of goodwill increased 91.0% to $2.9 million in 1998 from $1.5 million in 1997. The expense as a percentage of revenue increased to 0.3% from 0.1% in 1997. This increase is attributed primarily to the increase in goodwill amortization related to the September 1997 purchase of the minority interest in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P., the April 1998 purchase of the minority interest in the Texas Hubs and the April 1998 acquisition of Quality.

OTHER INCOME (EXPENSE)

         Interest expense increased 11.5% to $2.5 million in 1998 from $2.2 million in 1997. The increase is primarily attributed to the use of cash and a note issued in conjunction with the acquisition of Quality and the purchase of the minority interest in the Texas Hubs in April 1998.

         Interest income decreased 30.8% to $1.0 million in 1998 from $1.5 million in 1997. The primary cause of this decrease is the Company's increased concentration of its cash balances to reduce debt to minimize interest expense on borrowings.

MINORITY INTEREST

         Minority interest decreased 40.5% to $10.1 million in 1998 from $17.0 million in 1997. Minority interest as a percentage of income before minority interest and provision for income taxes was 40.0% in 1998 as compared to 51.7% in 1997. The decrease in the percentage is attributed to purchases of minority interest in September 1997 and April 1998.

PROVISION FOR INCOME TAXES

         Provision for income taxes was $6.3 million in 1997 and 1998. The Company provided for income taxes at an effective rate of 41.4% in 1998 versus 40.0% in 1997. The increase in the effective rate was primarily the result of the purchases of minority interest in September 1997 and the Quality acquisition in April 1998. The goodwill related to the Quality acquisition is not tax deductible and therefore has the effect of increasing the Company's effective rate.

NET INCOME

         Historical net income decreased 6.5% to $8.9 million in 1998 from $9.5 million in 1997. Because of the severe rail service disruptions in 1998, expenses grew faster than revenue in 1998. Although the decrease in minority interest offset a substantial portion of the increase in expenses, historical net income dropped to 0.8% of revenue in 1998 from 0.9% in 1997.

EARNINGS PER COMMON SHARE

         Basic earnings per common share decreased 21.6% to $1.16 in 1998 from $1.48 in 1997. Diluted earnings per common share decreased 21.2% to $1.15 in 1998 from $1.46 in 1997. The decrease in net income coupled with the increase in shares outstanding due to the secondary equity offering in September 1997 caused the decrease.

LIQUIDITY AND CAPITAL RESOURCES

         On April 30, 1999, the Company borrowed approximately $108 million of unsecured debt to pay for its purchase of the remaining 70% limited partnership interests in connection with the April 1999 Purchase.

         On April 30, 1999, the Company closed on a new bank facility with Harris Trust and Savings Bank ("Harris") which replaced the previous facility. The new facility is comprised of $50.0 million in term debt and a $50.0 million revolving line of credit. At December 31, 1999, there was $47.5 million of outstanding term debt and $34.0 million outstanding and $16.0 million unused and available under the new line of credit with Harris. Borrowings under the line of credit are unsecured and have a five-year term with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004. Additionally, the Company closed and drew down on a $40.0 million bridge facility with Harris on April 30, 1999. The bridge facility had a three-month term and bore interest at the bank's prime rate plus 1%. This bridge facility of $40.0 million was paid off on June 25, 1999 and replaced with the private placement debt described below.

         On June 25, 1999, the Company closed on $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life with a coupon interest rate of 8.64% paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         The Company maintains a bank line of credit with Cass Bank and Trust Company for $5.0 million. The interest rate is set at the bank's discretion at a rate less than or equal to the bank's prime rate. At December 31, 1999, the rate was 8.25%. The Company had no outstanding advances on the line at December 31, 1999.

         The Company had capital expenditures of approximately $11.2 million during 1999 and $4.0 million during 1998. Capital expenditures were principally made to enhance the Company's information systems capabilities.

OUTLOOK, RISKS AND UNCERTAINTIES

         Except for historical data, the information contained in this Annual Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to, those contained in this "Outlook, Risks and Uncertainties" section regarding expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The Company assumes no liability to update any such forward-looking statements. In addition to those mentioned elsewhere in this section, such risks and uncertainties include the impact of competitive pressures in the marketplace, including the entry of new, web-based competitors, the degree and rate of market growth in the intermodal, brokerage and logistics markets served by the Company, changes in rail and truck capacity, further consolidation of rail carriers, rail service conditions, changes in governmental regulation, adverse weather conditions, fuel shortages, changes in the cost of services from rail, drayage and other vendors and fluctuations in interest rates.

YEAR 2000

         "Year 2000" refers to the issue surrounding the compatibility of computer and other technology based systems with dates beyond December 31, 1999. This section will include an assessment of the Company's state of readiness, the risks the issues represent, the subsequent results of system assessments after December 31, 1999 and the costs to address the issues.

STATE OF READINESS

         Management has broken down its Year 2000 program into four phases. Those phases are awareness, assessment, renovation and validation. The Company contracted with an outside consulting firm to perform a readiness review, which was completed in December 1998. This review was instrumental in identifying and addressing Year 2000 issues.

         Management believes that it has identified the risk areas facing the Company regarding Year 2000 and had broken those areas into seven categories. The seven categories are: (i) the Company's main operating system that has been created and enhanced in-house, (ii) the Company's ancillary operating software applications which were purchased, (iii) desktop hardware and software applications, (iv) the Company's financial reporting system, (v) the Company's telephone systems, (vi) embedded technology in the Company's office equipment, physical environment and drayage tractors and (vii) the state of readiness of the Company's customers, transportation service providers and other vendors.

         The Company's main operating system was renovated. The renovation, which consisted of reprogramming the source code, has been completed. No material failures resulted from the main operating system renovation subsequent to December 31, 1999.

         The Company believes all of its ancillary operating software applications have been assessed. All of the supporting vendors have stated that their products are Year 2000 compliant. No material failures resulted from ancillary operating software applications subsequent to December 31, 1999.

         The Company's financial reporting system vendor has stated that their application is Year 2000 compliant. No material failures resulted from the financial reporting system subsequent to December 31, 1999.

         The Company's desktop hardware and software application assessment is complete. The Company engaged an outside consulting firm to execute the renovation and validation phases. No material failures resulted from the desktop hardware and software applications subsequent to December 31, 1999.

         The Company assessed its many telephone systems. No material telephone system failures resulted subsequent to December 31, 1999.

         The Company did not experience any material issues regarding embedded technology in its office equipment, physical environment and drayage tractors subsequent to December 31, 1999.

         The Company identified four categories of key third parties with which the Company has a material relationship that were assessed. Those categories were: (i) significant customers who rely on their computer systems to determine their transportation needs, (ii) key vendors such as the railroads and significant providers of drayage and over-the-road services, (iii) the Company's information network communications provider and (iv) significant third party freight payment vendors utilized by the Company's customers. The Company experienced no material problems in the noted four categories related to Year 2000 issues subsequent to December 31, 1999.

COSTS

         In 1999, the Company expensed approximately $1,900,000 related to Year 2000. In 2000, through January 31st, the Company has expensed an additional $69,000 related to testing and monitoring of its systems. These costs include not only amounts paid to outside parties but also the payroll costs for those employees spending significant amounts of time on Year 2000 issues. The Company has spent approximately $ 2.7 million in total related to Year 2000. The Company does not expect to continue to spend additional funds related to Year 2000 since no material systems problems were experienced.

BUSINESS COMBINATIONS/DIVESTITURES

         Management believes that future acquisitions or dispositions made by the Company could significantly impact financial results. Financial results most likely to be impacted include but are not limited to revenue, net revenue, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, minority interest, net income and the Company's debt level. In this regard, on March 13, 2000, the Company signed a letter of intent pursuant to which the Company agreed to sell its 65% interest in Hub Distribution for $65 million in cash and warrants to purchase 5% of the outstanding shares of stock of Hub Distribution. The sale of this interest is subject to a number of customary conditions and there is therefore no guarantee that a transaction will ultimately be consummated. Financial results may be impacted by additional factors as discussed below.

REVENUE

         Management believes that the performance of the railroads is the most significant factor that could negatively influence the Company's revenue growth rate. The service disruptions in the intermodal industry due to the split-up of Conrail, which began on June 1, 1999, appear to have been significantly rectified. Should this trend reverse, the Company believes its intermodal growth rate would likely be negatively impacted. Should the proposed merger between Burlington Northern Santa Fe and Canadian National Railway cause a similar or more severe service disruption, the Company believes its intermodal growth rate would likely be negatively impacted. Should there be another significant service disruption, the Company expects there may be some customers who would switch from using the Company's intermodal service to other carriers' over-the-road service. The Company expects these customers may choose to continue to utilize these carriers even when intermodal service levels are restored. Other factors that could negatively influence the Company's growth rate include, but are not limited to, the entry of new web-based competitors, inadequate drayage service and inadequate equipment supply.

NET REVENUE

         Management expects fluctuations in the net revenue percentage from quarter-to-quarter caused by changes in business mix, highway brokerage margins, logistics business margins, trailer and container capacity, vendor pricing, intermodal industry growth, intermodal industry service levels and accounting estimates.

SALARIES AND BENEFITS

         It is anticipated that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between revenue increases and changes in levels of staffing. Factors that could affect the percentage from staying in the recent historical range are revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, such as the Company's current boxcar and flatbed initiative, changes in customer requirements and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

SELLING, GENERAL AND ADMINISTRATIVE

         There are several factors that could cause selling, general and administrative expenses to increase as a percentage of revenue. As customer expectations and the competitive environment require the development of web-based business interfaces and the restructuring of the Company's information systems and related platforms, the Company believes there could be significant expenses incurred, some of which would not be capitalized. Costs incurred to formulate the Company's strategy as well as any costs that would be identified as reengineering or training would be expensed.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Management estimates that, as a percentage of revenue, depreciation and amortization of property and equipment will increase in the future. A factor that could cause an increase in the percentage is increased software amortization related to improving the Company's information systems capabilities. Another factor that could cause an increase in the percentage is increased depreciation expense if the Company decided to purchase rather than lease a greater proportion of assets.

AMORTIZATION OF GOODWILL

         Management estimates that, as a percentage of revenue, amortization of goodwill will increase in 2000 based on a full year of goodwill amortization related to the April 1999 Purchase. A factor that could cause an increase in the percentage is if the Company were to make additional acquisitions resulting in the recording of goodwill.

OTHER INCOME (EXPENSE)

         Management estimates that as a percentage of revenue interest expense will increase over the prior year due to a full year of debt after financing the April 1999 Purchase and the recent trend of rising interest rates. This increase is believed to be offset by debt repayments anticipated in the year 2000. Factors that could cause interest to fluctuate higher or lower than forecasted are changes in lending rates, anticipated debt repayments, working capital needs and capital expenditures.

         Management estimates that interest income will likely decrease from current levels. Factors that could cause such a decrease are the possible use of cash to make debt repayments, fund working capital needs and fund capital expenditures.

MINORITY INTEREST

         Management estimates that minority interest will likely decrease in the future due to the April 1999 Purchase where all of the remaining 70% minority interests were acquired. Disproportionate changes in Hub Distribution's profits and the 100% owned entities, acquisitions of entities with a minority interest or disposition of Hub Distribution could have a material impact and result in minority interest percentages of income before minority interest to differ from the historical range.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that cash, cash to be provided by operations, cash available under its lines of credit and the Company's ability to obtain additional credit capacity will be sufficient to meet the Company's short-term working capital and capital expenditure needs. The Company believes that the aforementioned items are sufficient to meet its anticipated long-term working capital, capital expenditure and debt repayment needs.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         The Company uses both fixed and variable rate debt as described in Note
8. The Company has entered into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap is to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 1999, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 8.26% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

         The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accountants                                   22

Consolidated Balance Sheets - December 31, 1999 and December 31, 1998      23

Consolidated Statements of Operations - Years ended December 31, 1999,
 December 31, 1998 and December 31, 1997                                   24

Consolidated Statements of Stockholders' Equity - Years ended December
 31, 1999, December 31, 1998 and December 31, 1997                         25

Consolidated Statements of Cash Flows - Years ended December 31, 1999,
 December 31, 1998 and December 31, 1997                                   26

Notes to Consolidated Financial Statements                                 27

Schedule II - Valuation and Qualifying Accounts                           S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Hub Group, Inc.:

         We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (a Delaware corporation) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standard in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hub Group, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

         Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page S-1 is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

Chicago, Illinois
February 4, 2000
(except with respect
to the matter discussed
in Note 18, as to
which the date is
March 15, 2000)

                                 HUB GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                           DECEMBER 31,
                                                                                ---------------------------------
                                                                                       1999             1998
                                                                                ---------------- ----------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                  $        1,865   $       15,178
      Accounts receivable, net                                                          190,221          148,104
      Prepaid expenses and other current assets                                           2,771            6,036
                                                                                ---------------- ----------------
         TOTAL CURRENT ASSETS                                                           194,857          169,318

    PROPERTY AND EQUIPMENT, net                                                          24,244           19,111
    GOODWILL, net                                                                       219,648          115,858
    DEFERRED TAXES                                                                          898                -
    OTHER ASSETS                                                                          1,962              504
                                                                                ---------------- ----------------
         TOTAL ASSETS                                                            $      441,609   $      304,791
                                                                                ================ ================


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable

         Trade                                                                   $      141,592   $      123,513
         Other                                                                           11,246            7,909
      Accrued expenses

         Payroll                                                                          7,936            6,339
         Other                                                                            6,384            6,332
      Deferred taxes                                                                          -            1,751
      Current portion of long-term debt                                                   6,195            3,161
                                                                                ---------------- ----------------
           TOTAL CURRENT LIABILITIES                                                    173,353          149,005

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                           131,414           29,589
    DEFERRED TAXES                                                                        4,959              556
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                                       759            5,968
    STOCKHOLDERS' EQUITY:
      Preferred stock                                                                         -                -
      Common stock                                                                           77               77
      Additional paid-in capital                                                        110,786          110,181
      Purchase price in excess of predecessor basis                                     (25,764)         (25,764)
      Tax benefit of purchase price in excess of predecessor basis                       10,306           10,306
      Retained earnings                                                                  35,719           24,873
                                                                                ---------------- ----------------
         TOTAL STOCKHOLDERS' EQUITY                                                     131,124          119,673
                                                                                ---------------- ----------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      441,609   $      304,791
                                                                                ================ ================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 HUB GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                             YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                      1999           1998           1997
                                                                  -------------- -------------- --------------

Revenue                                                            $  1,296,799   $  1,145,906   $  1,064,479

Transportation costs                                                  1,134,384      1,007,572        934,624
                                                                  -------------- -------------- --------------
       Net revenue                                                      162,415        138,334        129,855

Costs and expenses:
     Salaries and benefits                                               84,082         72,465         64,280
     Selling, general and administrative                                 38,232         32,885         27,478
     Depreciation and amortization of property and equipment              4,014          3,666          3,077
     Amortization of goodwill                                             5,069          2,912          1,525
     Change in estimate/impairment of property and equipment                884              -              -
                                                                  -------------- -------------- --------------
       Total costs and expenses                                         132,281        111,928         96,360

          Operating income                                               30,134         26,406         33,495
                                                                  -------------- -------------- --------------

Other income (expense):
     Interest expense                                                    (8,592)        (2,480)        (2,225)
     Interest income                                                        926          1,014          1,466
     Other, net                                                           1,191            384            133
                                                                  -------------- -------------- --------------
       Total other expense                                               (6,475)        (1,082)          (626)

Income before minority interest and provision for income taxes           23,659         25,324         32,869
                                                                  -------------- -------------- --------------

Minority interest                                                         5,275         10,119         16,995
                                                                  -------------- -------------- --------------

Income before provision for income taxes                                 18,384         15,205         15,874

Provision for income taxes                                                7,538          6,297          6,349
                                                                  -------------- -------------- --------------

Net income                                                         $     10,846   $      8,908   $      9,525
                                                                  ============== ============== ==============

Basic earnings per common share                                    $       1.41   $       1.16   $       1.48
                                                                  ============== ============== ==============
Diluted earnings per common share                                  $       1.40   $       1.15   $       1.46
                                                                  ============== ============== ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 HUB GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the three years ended December 31, 1999
                          (in thousands, except shares)


                                                                                            TAX BENEFIT
                                                                             PURCHASE       OF PURCHASE
                                                                             PRICE IN          PRICE
                                          COMMON STOCK        ADDITIONAL     EXCESS OF     IN EXCESS OF                    TOTAL
                                     -----------------------   PAID-IN      PREDECESSOR     PREDECESSOR    RETAINED    STOCKHOLDERS'
                                       SHARES       AMOUNT     CAPITAL         BASIS           BASIS       EARNINGS       EQUITY
                                     ------------ ---------- ------------- ------------- --------------- ------------ --------------

Balance at January 1, 1997             5,923,546   $   59     $  55,083      $ (25,764)       $ 10,306     $ 6,440      $   46,124
   Net income                                 -        -             -              -               -        9,525           9,525
   Sale of common stock in
     initial public offering, net             -        -            (45)            -               -           -              (45)
   Sale of common stock in
     secondary offering, net           1,725,000       18        54,745             -               -           -           54,763
   Exercise of non-qualified
    stock options                          4,700       -             95             -               -           -               95
                                     ------------ ---------- ------------- -------------- -------------- ------------- -------------
Balance at December 31, 1997           7,653,246       77       109,878        (25,764)         10,306      15,965         110,462
   Net income                                 -        -             -              -               -        8,908           8,908
   Exercise of non-qualified
     stock options                        19,000       -            303             -               -           -              303
                                     ------------ ---------- ------------- -------------- -------------- ------------- -------------
Balance at December 31, 1998           7,672,246       77       110,181        (25,764)         10,306      24,873          119,673
   Net income                                 -        -             -              -               -       10,846           10,846
   Exercise of non-qualified
     stock options                        34,000       -            605             -               -           -               605
                                     ------------ ---------- ------------- -------------- -------------- ------------- -------------
Balance at December 31, 1999           7,706,246   $   77     $ 110,786      $ (25,764)       $ 10,306     $35,719      $   131,124
                                     ============ ========== ============= ============== ============== ============= =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 HUB GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------------------
                                                                                     1999            1998            1997
                                                                                --------------  --------------  --------------
Cash flows from operating activities:
    Net income                                                                   $     10,846    $     8,908     $     9,525
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                        5,013          4,743           4,163
         Amortization of goodwill                                                       5,069          2,913           1,525
         Change in estimate/impairment of property and equipment                          884              -               -
         Deferred taxes                                                                 1,754          6,008           6,349
         Minority interest                                                              5,275         10,119          16,995
         Loss/(Gain) on sale of assets                                                    205            135            (107)
         Changes in working capital, net of effects of purchase transactions:
          Accounts receivable, net                                                    (42,117)       (11,978)        (13,663)
          Prepaid expenses and other current assets                                     3,265         (4,018)          1,583
          Accounts payable                                                             21,416          8,933          11,759
          Accrued expenses                                                              1,649          2,758           1,023
          Other assets                                                                 (1,458)           167             303
                                                                                --------------  --------------  --------------
            Net cash provided by operating activities                                  11,801         28,688          39,455
                                                                                --------------  --------------  --------------
Cash flows from investing activities:

    Cash used in acquisitions, net                                                         -          (3,989)           (164)
    Purchases of minority interest                                                   (108,710)        (6,730)        (60,955)
    Purchases of property and equipment, net                                          (11,234)        (3,975)         (8,488)
                                                                                --------------  --------------  --------------
            Net cash used in investing activities                                    (119,944)       (14,694)        (69,607)
                                                                                --------------  --------------  --------------
Cash flows from financing activities:

    Proceeds from sale of common stock in initial public offering, net                     -              -              (45)
    Proceeds from sale of common stock in secondary offering, net                          -              -           54,763
    Proceeds from sale of common stock                                                    605            303              95
    Distributions to minority interest                                                (10,484)       (10,939)        (20,921)
    Payments on long-term debt                                                        (50,930)       (28,843)         (6,409)
    Proceeds from issuance of long-term debt                                          155,639         28,607             832
                                                                                --------------  --------------  --------------
            Net cash provided by/(used in) financing activities                        94,830        (10,872)         28,315
                                                                                --------------  --------------  --------------
Net increase (decrease) in cash and cash equivalents                                  (13,313)         3,122          (1,837)
Cash and cash equivalents, beginning of period                                         15,178         12,056          13,893
                                                                                --------------  --------------  --------------
Cash and cash equivalents, end of period                                         $      1,865    $    15,178     $    12,056
                                                                                ==============  ==============  ==============
Supplemental disclosures of cash flow information
    Cash paid for:
       Interest                                                                  $      8,293    $     2,343     $     2,138
       Income taxes                                                                     2,474          2,680             386
    Non-cash financing activity:
       Acquisition purchase price adjustment of note payable                     $        150    $        -      $        -

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 HUB GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

BUSINESS: Hub Group, Inc. (the "Company") provides intermodal transportation services utilizing primarily third party arrangements with railroads and drayage companies. The Company also arranges for transportation of freight by truck and performs logistics services.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Hub Group, Inc. and all entities in which the Company has more than a 50% equity ownership or otherwise exercises unilateral control. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS: The Company considers as cash equivalents all highly liquid instruments with an original maturity of three months or less. Checks outstanding, net, of approximately $13,638,000 and $1,482,000 at December 31, 1999 and 1998, respectively, are included in accounts payable.

RECEIVABLES: The Company's reserve for uncollectible accounts receivable was approximately $2,134,000 and $691,000 at December 31, 1999 and 1998,
respectively.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of applicable assets over their expected useful lives: buildings and improvements, 15 to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, 3 to 5 years; furniture and equipment, 3 to 10 years; and transportation equipment and automobiles, 3 to 12 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed five years, commencing when the asset is placed into service. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

GOODWILL: Goodwill is amortized on the straight-line method over 40 years. On an ongoing basis, the Company estimates the future undiscounted cash flows before interest of the operating units to which goodwill relates in order to evaluate impairment. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. The Company has not experienced any impairment of goodwill. Accumulated goodwill amortization was $10,032,000 and $4,963,000 as of December 31, 1999 and 1998, respectively.

CONCENTRATION OF CREDIT RISK: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. The Company primarily serves customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 1997, 1998 or 1999. The Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable risk is limited.

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

EARNINGS PER COMMON SHARE: In accordance with Statement of Financial Accounting Standards No. 128 ("Statement 128"), "Earnings per Share", basic earnings per common share are based on the average quarterly weighted average number of Class A and Class B shares of common stock outstanding. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options. In computing the per share effect of assumed exercise, funds which would have been received from the exercise of options, including tax benefits assumed to be realized, are considered to have been used to purchase shares at current market prices, and the resulting net additional shares are included in the calculation of weighted average shares outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities". This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. As a result of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement 133", the Company will adopt this standard in the first quarter of 2001. Based on current circumstances, the Company does not believe that the application of Statement 133 will have a material effect on the Company's financial condition or results of operations.

RECLASSIFICATIONS: Certain items previously reported have been reclassified to conform with the 1999 presentation.

NOTE 2. CAPITAL STRUCTURE

         On March 8, 1995, Hub Group, Inc. was incorporated and issued 100 shares of Class A common stock to the sole incorporator. On March 18, 1996, Hub Group, Inc. purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition through the issuance of 1,000,000 shares of the Company's Class A common stock and 662,296 shares of the Company's Class B common stock. The rights of holders of Class A common stock and Class B common stock are identical, except each share of Class B common stock entitles its holder to 20 votes, while each share of Class A common stock entitles its holder to one vote. Hub Chicago has been accounted for similar to the pooling of interests method of accounting.

         In September 1997, the Company completed a secondary offering of 1,725,000 shares of its Class A common stock. The net proceeds of the offering were approximately $54.8 million.

NOTE 3.  BUSINESS COMBINATIONS

         On October 31, 1997, the Company acquired the remaining 50% interest in its international logistics joint venture, HLX Company, LLC for $300,000. The acquisition was recorded using the purchase method of accounting resulting in goodwill of $466,000.

         On April 1, 1998, the Company acquired all the outstanding stock of Quality Intermodal Corporation for $4,080,000 in cash and a $6,100,000 three-year note, bearing interest at an annual rate of 5.6%. The acquisition was recorded using the purchase method of accounting resulting in preliminary goodwill of $9,458,000. The purchase price was subsequently adjusted resulting in goodwill of $9,608,000.

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

Business acquisitions which involved the use of cash were accounted for as follows:

                                                   YEARS ENDED  DECEMBER 31,
                                               --------------------------------
                                                     1998            1997
                                               ---------------- ---------------
                                                            (000'S)

Accounts receivable                             $      8,453     $      (115)
Prepaid expenses and other current assets                 57              12
Property and equipment                                   398              79
Goodwill                                               9,890             466
Other assets                                               3              13
Accounts payable                                      (7,486)           (216)
Accrued expenses                                        (641)            (75)
Long-term debt                                        (6,685)             -
                                               ---------------- ---------------
Cash used in acquisitions, net                  $      3,989     $       164
                                               ---------------- ---------------

NOTE 4.  EARNINGS PER SHARE

         The following is a reconciliation of the Company's Earnings Per Share:

                                         YEAR ENDED                  YEAR ENDED                    YEAR ENDED
                                     DECEMBER 31, 1999           DECEMBER 31, 1998             DECEMBER 31, 1997
                                  -------------------------   -------------------------    ------------------------
                                      (000'S)                     (000'S)                     (000'S)
                                  ---------------             --------------               --------------
                                                  Per-Share                   Per-Share                   Per-Share
                                   INCOME  SHARES   AMOUNT    INCOME  SHARES    AMOUNT     INCOME  SHARES   AMOUNT
                                  -------  ------ ---------   ------  ------  ---------    ------  ------ ---------
HISTORICAL BASIC EPS
   Income available to
      common stockholders         $10,846  7,693     $1.41    $8,908   7,657     $1.16     $9,525   6,420    $1.48
                                  -------  ------ ---------   ------  ------  ---------    ------  ------ ---------
EFFECT OF DILUTIVE SECURITIES
   Stock options                       -      67        -         -       72        -          -      114       -
                                  -------  ------ ---------   ------  ------  ---------    ------  ------ ---------
HISTORICAL DILUTED EPS
   Income available to
      common stockholders
      plus assumed exercises      $10,846  7,760     $1.40    $8,908   7,729     $1.15     $9,525   6,534    $1.46
                                  -------  ------ ---------   ------   -----   --------    ------   ----- ---------

NOTE 5.  PURCHASES OF MINORITY INTEREST

         On March 1, 1997, the Company purchased an approximate 44% minority interest in Hub Group Distribution Services ("Hub Distribution") for approximately $1,576,000 in cash.

         On September 17, 1997, the Company purchased the remaining 70% minority interests in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P. for approximately $59,379,000 in cash.

         On October 31, 1997, the Company purchased the remaining 70% minority interest in Hub City New Orleans, L.P. for one dollar.

         On April 1, 1998, the Company purchased the remaining 70% minority interest in Hub City Dallas, L.P., Hub City Houston, L.P. and Hub City Rio Grande, L.P. for approximately $6,152,000 in cash. The purchase price was subsequently adjusted, resulting in goodwill of $6,730,000.

         On April 1, 1999, the Company purchased the remaining 70% minority interests in Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub City Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P., Hub City Kansas City, L.P., Hub City Mid-Atlantic, L.P., Hub City New York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P., and Hub City St. Louis, L.P. for approximately $108,710,000 in cash (collectively referred to as the "April 1999 Purchase").

         As the amount paid for each of the purchases of minority interest equaled the basis in excess of the fair market value of assets acquired and liabilities assumed, the amount paid was recorded as goodwill.

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                      YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                        1999             1998
                                                   -------------  --------------
                                                              (000'S)

Building and improvements                           $        56    $        53
Leasehold improvements                                    1,526          1,206
Computer equipment and software                          23,795         15,816
Furniture and equipment                                   6,365          5,722
Transportation equipment and automobiles                  4,742          5,318
                                                   -------------  --------------
                                                         36,484         28,115
Less:  Accumulated depreciation and amortization        (12,240)        (9,004)
                                                   -------------  --------------
    PROPERTY AND EQUIPMENT, net                     $    24,244    $    19,111
                                                   =============  ==============

NOTE 7.  INCOME TAXES

         The following is a reconciliation of the Company's effective tax rate to the federal statutory tax rate:

                                                  YEARS ENDED DECEMBER 31,
                                          --------------------------------------
                                              1999          1998         1997
                                          -----------   -----------   ----------
U.S. federal statutory rate                   35.0%         34.4%        34.5%
State taxes, net of federal benefit            4.1           5.3          4.9
Goodwill amortization                          0.5           0.5           -
Other                                          1.4           1.2          0.6
                                          -----------   -----------   ----------
Net effective rate                            41.0%         41.4%        40.0%
                                          -----------   -----------   ----------

         The following is a summary of the Company's provision for income taxes:

                                              YEARS ENDED DECEMBER 31,
                                   -------------------------------------------
                                         1999          1998           1997
                                   -------------  -------------  -------------
                                                      (000'S)
Current
    Federal                         $     5,177    $      250     $       -
    State and local                         607            39             -
                                   -------------  -------------  -------------
                                          5,784           289             -
                                   -------------  -------------  -------------

Deferred
    Federal                               1,570         5,206          5,559
    State and local                         184           802            790
                                   -------------  -------------  -------------
                                          1,754         6,008          6,349
                                   -------------  -------------  -------------
              Total provision       $     7,538    $    6,297     $    6,349
                                   -------------  -------------  -------------


         The following is a summary of the Company's deferred tax assets and liabilities:

                                                                      YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                       1999               1998
                                                                 ---------------  ---------------
                                                                             (000'S)
Reserve for uncollectible accounts receivable                     $       875      $       277
Accrued compensation                                                      588              533
                                                                 ---------------  ---------------
    Current deferred tax asset                                          1,463              810

Property and equipment                                                     -               861
Other                                                                      55               -
Income tax basis in excess of financial basis of goodwill               9,345           10,178
                                                                 ---------------  ---------------
    Long-term deferred tax asset                                        9,400           11,039
                                                                 ---------------  ---------------
           Total deferred tax asset                               $    10,863      $    11,849
                                                                 ---------------  ---------------

Prepaids                                                          $      (170)     $       (84)
Receivables                                                              (395)          (2,477)
                                                                 ---------------  ---------------
    Current deferred tax liability                                       (565)          (2,561)

Property and equipment                                                   (132)              -
Goodwill                                                              (14,227)         (11,595)
                                                                 ---------------  ---------------
    Long-term deferred tax liability                                  (14,359)         (11,595)
                                                                 ---------------  ---------------
        Total deferred tax liability                              $   (14,792)     $   (14,156)
                                                                 ---------------  ---------------

NOTE 8.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Fair value approximates book value at the balance sheet dates.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                                     1999         1998
                                                                                 -----------  -----------
                                                                                          (000'S)
Installment notes payable due through 2004, monthly installments ranging from
  $441 to $20,896, including interest ranging from 2.9%
  to 9.5%, collateralized by certain equipment                                    $     748    $   1,793
Bank lines of credit (see below)                                                     34,000       20,550
Unsecured balloon notes, interest compounded annually at 5.45%,
  interest and principal due March 2001 (see Note 13)                                    -         2,260
Note payable due in three equal annual principal payments of $2,000,000 beginning on May 2, 1997; interest is due at the time the principal
  is paid at 6% compounded annually                                                      -         2,000
Unsecured term notes, with quarterly payments ranging from $1,250,000 to
  $2,000,000 with a balloon payment of $19 million due March 31, 2004;
  interest is due quarterly at a floating rate based upon
  LIBOR (London Interbank Offered Rate) or Prime rate (see below).  At
  December 31, 1999, interest rates range from 8.37% to 8.93%                        47,500           -
Unsecured notes, mature on June 25, 2009 with annual payments of $10,000,000 commencing on June 25, 2005; interest is paid quarterly
  at 8.64%                                                                           50,000           -
Unsecured notes payable due in one balloon payment of $5,225,000 on
  April 1, 2001; interest is due annually and is paid at 5.6%                         5,225        5,950
Note payable due in nine equal monthly payments of $71,160
  beginning on July 1, 1998; interest is 5.9% compounded monthly                         -           141
Capital lease obligations, collateralized by certain equipment                          136           56
                                                                                 ------------ -----------
Total long-term debt                                                                137,609       32,750
Less current portion                                                                 (6,195)      (3,161)
                                                                                 ------------ -----------
                                                                                  $ 131,414    $  29,589
                                                                                 ------------ -----------

        Aggregate principal payments, in thousands, due subsequent to December 31, 1999, are as follows:

2000                                                              $    6,195
2001                                                                  12,337
2002                                                                   8,032
2003                                                                   8,034
2004 and thereafter                                                  103,011
                                                                 ------------
                                                                  $  137,609
                                                                 ------------

         On March 18, 1996, the Company assumed a line of credit for $5,000,000. This line of credit was not used at December 31, 1999. Advances on this line of credit at December 31, 1998, were $2,050,000. At December 31, 1999 and December 31, 1998, the interest rate was 8.25% and 7.5%, respectively. The interest rate is established at the bank's discretion at a rate less than or equal to the bank's prime rate. Borrowings are secured by certain assets. The line of credit has no expiration date.

         On April 30, 1999, the Company closed on an unsecured $50.0 million five-year revolving line of credit with a bank. The Company can borrow at the prime rate or up to prime plus 1% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.25% to 2.50% based on the Company's funded debt to EBITDAM (earnings before interest expense, income taxes, depreciation, amortization and minority interest) ratio. The credit facility also contains certain financial covenants which, among others, requires that the

Company maintain required levels of EBITDAM, funded debt to EBITDAM, fixed charge coverage and current assets to current liabilities. In addition, there are limitations on additional indebtedness as well as acquisitions and minority interest purchases. The Company was in compliance with these covenants at December 31, 1999. Advances on this line of credit at December 31, 1999 were $34.0 million with interest rates ranging between 8.64% and 9.5% and are classified as long term debt. At December 31, 1999, there was $16.0 million unused and available under the line of credit.

         The unsecured term notes have a floating interest rate. The Company can borrow at the prime rate or up to prime plus 1.25% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.50% to 2.75% based on the Company's funded debt to EBITDAM ratio. The unsecured term notes share the same financial covenants as noted above for the line of credit.

         On April 30, 1999, under the term notes and the $50.0 million line of credit debt agreement, the Company was required to enter into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap was to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 1999, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 8.26% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

         On June 25, 1999, the Company closed on $50.0 million of private placement debt. These notes are unsecured and have an eight-year average life with a coupon interest rate of 8.64% paid quarterly. The notes contain certain financial covenants which, among others, requires that the Company maintain required levels of funded debt to EBITDA (earnings before interest expense, income taxes, depreciation and amortization), fixed charge coverage and current assets to current liabilities. In addition, there are limitations on additional indebtedness as well as acquisitions and minority interest purchases. The Company was in compliance with these covenants at December 31, 1999.

         On September 17, 1997, the Company closed on an unsecured $36.0 million five-year revolving line of credit with a bank. The Company could borrow at the prime rate on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 0.80% to 1.25% based on the Company's funded debt to EBITDA ratio. The credit facility also contained certain financial covenants which, among others, required that the Company maintain required levels of EBITDA, funded debt to EBITDA, fixed charge coverage and current assets to current liabilities. In addition, there were limitations on additional indebtedness as well as acquisitions and minority interest purchases. The Company was in compliance with these covenants at December 31, 1998. Advances on this line of credit at December 31, 1998 were $18,500,000 with interest rates ranging between 6.34% and 6.36%. This 1997 line of credit agreement was cancelled in April 1999 when the new $50.0 million revolving line of credit described above was obtained.

         In October 1996, the Company authorized the issuance of a standby letter of credit for $1,000,000, which has no expiration date.

NOTE 9.  RENTAL EXPENSE AND LEASE COMMITMENTS

         Minimum annual rental commitments, in thousands, at December 31, 1999, under noncancellable operating leases, principally for real estate and equipment, are payable as follows:

2000                                                               $   7,759
2001                                                                   6,418
2002                                                                   4,157
2003                                                                   1,954
2004                                                                     710
2005                                                                     167
                                                                  -----------
                                                                   $  21,165
                                                                  -----------

         Total rental expense was approximately $8,840,000, $7,487,000 and $4,535,000 for 1999, 1998 and 1997, respectively. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.

NOTE 10. STOCK-BASED COMPENSATION PLAN

         Concurrent with the initial public offering the Company adopted a Long-Term Incentive Plan (the "1996 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 450,000. Concurrent with the secondary offering the Company adopted a second Long-Term Incentive Plan (the "1997 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 150,000. For the purpose of attracting and retaining key executive and managerial employees, in 1999 the Company adopted a third Long-Term Incentive Plan (the "1999 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 600,000. Under the 1996, 1997 and 1999 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant.

         The Company currently utilizes Accounting Principles Board Opinion No. 25 in its accounting for stock options. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-based Compensation." The accounting method as provided in the pronouncement is not required to be adopted; however, it is encouraged. The Company provides the disclosure below in accordance with Statement 123. Had the Company accounted for its stock options in accordance with Statement 123, pro forma net income and pro forma earnings per share would have been:

                                                      YEARS ENDED DECEMBER 31,
                                           ---------------------------------------------
                                                 1999          1998             1997
                                           -------------  --------------  --------------

Net income as reported (000's)                  10,846          8,908           9,525
Net income pro forma
   for Statement 123 (000's)                    10,359          8,501           9,261
Historical basic earnings per common
   share pro forma for Statement 123        $     1.35     $     1.11      $     1.44
Historical diluted earnings per common
   share pro forma for Statement 123        $     1.33     $     1.10      $     1.42

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

         For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming:

                                           YEARS ENDED DECEMBER 31,
                                    --------------------------------------
                                        1999         1998         1997
                                    ------------  ----------  ------------

Dividend yield                          0.00%        0.00%        0.00%
Risk-free interest rate                 6.25%        5.10%        5.80%
Volatility factor                      40.00%       40.00%       40.00%
Expected life in years                  6.0           6.0          6.0

Information regarding these option plans for 1999, 1998 and 1997 is as follows:

                                          1999                              1998                                1997
                            ---------------------------------  ----------------------------------  ---------------------------------
                                                WEIGHTED AVG.                       WEIGHTED AVG.                      WEIGHTED AVG.
                                   SHARES      EXERCISE PRICE       SHARES         EXERCISE PRICE       SHARES        EXERCISE PRICE
                            -----------------  --------------  -----------------   --------------  ------------------ --------------

Options outstanding,
   beginning of year                 469,300   $     16.58              401,800    $      15.86              357,500   $     14.00
Options exercised                    (34,000)        14.00              (19,000)          14.00               (4,700)        14.00
Options granted                      480,000         18.85              161,500           21.91               49,000         29.23
Options forfeited                    (22,500)        17.97              (75,000)          24.85                   -             -

Options outstanding,
   end of year                       892,800   $     17.86              469,300    $      16.58              401,800   $     15.86
Weighted average fair
   value of options
   granted during the year  $           9.25                   $          10.30                     $          11.02
Options exercisable at
   year end                          220,400                            137,200                               71,600
Option price range at end
   of year                  $14.00 to $28.16                   $14.00 to $28.16                     $14.00 to $31.25
Option price for exercised
   shares                   $          14.00                   $          14.00                     $          14.00
Options available for
   grant at end of year              249,500                            107,000                              193,500

The following table summarizes information about options outstanding at December 31, 1999:

                       OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
------------------------------------------------------------------   -----------------------------
                                    WEIGHTED AVG.    WEIGHTED AVG.                  WEIGHTED AVG.
    RANGE OF         NUMBER           REMAINING        EXERCISE         NUMBER        EXERCISE
 EXERCISE PRICES    OF SHARES     CONTRACTUAL LIFE       PRICE        OF SHARES        PRICE
----------------   -----------   ------------------  -------------   -----------   ---------------

$          14.00     268,800               6.19       $    14.00       173,200     $     14.00
$          18.56      25,000               8.82       $    18.56         5,000     $     18.56
$          18.75     450,500               9.94       $    18.75            -      $        -
$          19.25      10,000               9.20       $    19.25            -      $        -
$          19.94      35,000               8.93       $    19.94        15,000     $     19.94
$          20.13       5,000               8.57       $    20.13         1,000     $     20.13
$          20.75       5,000               8.65       $    20.75         1,000     $     20.75
$          21.06      19,500               9.48       $    21.06            -      $        -
$          21.75      49,000               7.87       $    21.75        18,600     $     21.75
$          28.16      25,000               8.17       $    28.16         6,600     $     28.16
                    ----------   -----------------  -------------     ----------   --------------
$14.00 to $28.16     892,800               8.55       $    17.86       220,400     $     15.64

NOTE 11. BUSINESS SEGMENT

         The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standards No. 131 ("Statement 131") "Disclosure About Segments of an Enterprise and Related Information". Under the enterprise wide disclosure requirements of Statement 131, the Company reports revenue, in thousands, for Intermodal Services, Brokerage Services, and Logistics Services as follows:

                                       YEARS ENDED DECEMBER 31,
                            ------------------------------------------
                                1999            1998           1997
                            ------------   -------------  ------------

Intermodal Services         $   967,033     $   910,396    $   849,398
Brokerage Services              196,434         164,706        129,356
Logistics Services              133,332          70,804         85,725
                            ------------   -------------  ------------
Total Revenue               $ 1,296,799     $ 1,145,906    $ 1,064,479
                            ------------   -------------  ------------

NOTE 12. PROFIT-SHARING PLAN

         The Company has numerous profit-sharing plans and trusts under section 401(k) of the Internal Revenue Code. Generally, for every dollar the employee contributes, the Company will contribute an additional $.20 up to $100. In addition, the Company may make a profit sharing contribution at its discretion. Historically, the Company has contributed an amount equal to 3% of each participant's compensation up to a maximum of $4,800. The Company's contributions to the Plan were approximately $1,645,000, $1,458,000 and $1,163,000 for 1999, 1998 and 1997, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

         In connection with the acquisition of a controlling interest in each of the Hub Partnerships, the Company paid cash to the Class B Common Stock
("Class B") stockholders, some of whom are officers of the Company, as well as officers of the Company who are not Class B stockholders, totaling approximately $16,571,000. The Company, related to this acquisition, also assumed balloon notes that were payable, in part, to the above related parties totaling approximately $4,758,000. Approximately 33% of the balloon notes payable at December 31, 1998 are due to the related parties. The Class B stockholders have voting control over the Company. The same related parties described above also continued to receive approximately 33% of minority interest distributions of income from the Company up until the remaining 70% minority interest was purchased in connection with the April 1999 Purchase. Furthermore, these parties received cash and notes from the Company totaling approximately $72,330,000 when it acquired minority interest in Hub City Tennessee, L.P., Hub City North Central, L.P., Hub City Los Angeles, L.P., Hub City Golden Gate, L.P., Hub Group Distribution Services, Hub City Dallas, L.P., Hub City Houston, L.P., Hub City Rio Grande, L.P., Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub City Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P.,
Hub City Kansas, L.P., Hub City Mid-Atlantic, L.P., Hub City New
York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P. and Hub City St. Louis, L.P.

NOTE 14. LEGAL MATTERS

         In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

NOTE 15. EQUITY

                                                       DECEMBER 31, 1999
                                               ---------------------------------
                                                                  ISSUED AND
                                                  AUTHORIZED      OUTSTANDING
                                               ---------------- ----------------
Preferred stock, $.01 par value                     2,000,000               -
Class A common stock, $.01 par value               12,337,700        7,043,950
Class B common stock, $.01 par value                  662,300          662,296

                                                      DECEMBER 31, 1998
                                               ---------------------------------
                                                                  ISSUED AND
                                                 AUTHORIZED       OUTSTANDING
                                               ---------------- ----------------
Preferred stock, $.01 par value                     2,000,000               -
Class A common stock, $.01 par value               12,337,700        7,009,950
Class B common stock, $.01 par value                  662,300          662,296

NOTE 16. CHANGE IN ESTIMATE/IMPAIRMENT OF PROPERTY AND EQUIPMENT

         In the second quarter of 1999, a $0.9 million pretax charge was recorded due to a change in estimate and an impairment loss relating to certain operating software applications. Specifically, $0.7 million of this charge was attributable to a change in estimate of the useful life for the Visual Movement software previously used primarily for brokerage. The Visual Movement software is no longer being used by the Company and was replaced with enhancements to the Company's proprietary intermodal operating software during the second quarter of 1999. These enhancements allow for greater network visibility of loads in a year 2000 compliant program. The $0.2 million impairment loss related to the write-down of a logistics software program. The fair value was determined based on the estimated future cash flows attributable to the single customer using this program. The Company has installed this software package and is currently preparing the software for its operational applications. This new software will provide enhanced functionality.

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth selected quarterly financial data for each of the quarters in 1999 and 1998 (in thousands, except per share amounts):

                                                                         QUARTERS
                                                  --------------------------------------------------------
                                                      FIRST         SECOND        THIRD         FOURTH
                                                  -------------- ------------- ------------- -------------
Year Ended December 31, 1999:
Revenue                                               $ 307,682     $ 319,448     $ 333,337     $ 336,332
Net revenue                                              39,169        39,045        41,493        42,708
Operating income                                          7,386         5,848         8,578         8,322
Historical net income                                     1,943         2,638         3,199         3,066
Historical basic earnings per share                    $   0.25      $   0.34      $   0.42      $   0.40
Historical diluted earnings per share                  $   0.25      $   0.34      $   0.41      $   0.40

                                                                         QUARTERS
                                                  --------------------------------------------------------
                                                      FIRST         SECOND        THIRD         FOURTH
                                                  -------------- ------------- ------------- -------------
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

NOTE 18. SUBSEQUENT EVENT

         On March 13, 2000, the Company signed a letter of intent pursuant to which the Company agreed to sell its 65% interest in Hub Distribution for $65 million in cash and warrants to purchase 5% of the outstanding shares of stock of Hub Distribution. The sale of this interest is subject to a number of customary conditions and there is therefore no guarantee that a transaction will ultimately be consummated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.
                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 17, 2000, sets forth certain information with respect to the directors of the Registrant and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

     The section entitled "Compensation of Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 17, 2000, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 17, 2000, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 17, 2000, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and it is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

              The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

              Report of Independent Accountants

              Consolidated Balance Sheets - December 31, 1999 and December 31, 1998

              Consolidated Statements of Operations - Years ended December 31, 1999, December 31, 1998 and December 31, 1997

              Consolidated Statements of Stockholders' Equity - Years ended December 31, 1999, December 31, 1998 and December 31, 1997

              Consolidated Statements of Cash Flows - Years ended December 31, 1999, December 31, 1998 and December 31, 1997

              Notes to Consolidated Financial Statements

     (A)(2) FINANCIAL STATEMENT SCHEDULES

              The remaining financial statements and statement schedule for which provision is made in Regulation S-X are set forth in the Index immediately preceding such financial statements and statement schedule and are incorporated herein by reference.

     (A)(3) EXHIBITS

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

Date: March 29, 2000                 HUB GROUP, INC.

                                     By /S/ DAVID P. YEAGER
                                     ----------------------
                                     David P. Yeager
                                     Chief Executive Officer and Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                                                 Title                                 Date

 /S/  PHILLIP C. YEAGER      Chairman and Director                                 March 29, 2000
--------------------------
      Phillip C. Yeager

 /S/  DAVID P. YEAGER        Vice Chairman, Chief Executive Officer and Director   March 29, 2000
--------------------------
      David P. Yeager

 /S/  THOMAS L. HARDIN       President, Chief Operating Officer and Director       March 29, 2000
--------------------------
      Thomas L. Hardin

 /S/  JAY E. PARKER          Vice President-Finance and Chief Accounting Officer   March 29, 2000
--------------------------
      Jay E. Parker          (Principal Financial and Accounting Officer)

 /S/  CHARLES R. REAVES      Director                                              March 29, 2000
--------------------------
      Charles R. Reaves

 /S/  MARTIN P. SLARK        Director                                              March 29, 2000
--------------------------
      Martin P. Slark

 /S/  GARY D. EPPEN          Director                                              March 29, 2000
--------------------------
      Gary D. Eppen

                                                                     SCHEDULE II
                                 HUB GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                               Balance at    Charged to
                                                               Beginning      Costs &                     Balance at
                                                                of Year       Expenses     Deduction      End of Year
                                                             ------------- ------------- -------------  --------------
Year Ended December 31:
     Allowance for uncollectible accounts receivable
       1999                                                     $ 691,000    $2,321,000    $ (878,000)    $ 2,134,000
       1998                                                       303,000     1,523,000    (1,135,000)        691,000
       1997                                                       405,000     1,005,000    (1,107,000)        303,000

                                INDEX TO EXHIBITS

NUMBER                               EXHIBIT
------                               -------

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

 10.4 Purchase and Sale Agreement between the Registrant and the Stockholders of Hub City Terminals, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on Form S-1, File No. 33-90210)

 10.5 Hub Group Distribution Services Purchase and Sale Agreement (incorporated by reference to Exhibit 10.5 to the Registrant's report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

 10.6 Management Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

 10.7        Stockholders' Agreement (incorporated by reference to Exhibit
             10.7 to the Registrant's report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

 10.8 Credit Agreement dated as of September 27, 1997, among the Registrant, Hub City Terminals, Inc., Hub Holdings, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.8 to the Registrant's report on Form 10-Q dated and filed November 13, 1997, File No. 000-27754)

 10.9 $100 million Credit Agreement dated as of April 30, 1999, among the Registrant, Hub City Terminals, Inc., Hub Holdings, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.9 to the Registrant's report on Form 10-Q dated and filed May 10, 1999, File No. 000-27754)

10.10 $40 million Bridge Credit Agreement dated as of April 30, 1999 among the Registrant, Hub City Terminals, Inc., Hub Holdings, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.10 to the Registrant's report on Form 10-Q dated and filed May 10, 1999, File No. 000-27754)

10.11 $50 million Note Purchase Agreement dated as of June 25, 1999, among the Registrant, Hub City Terminals, Inc., Hub Holdings, Inc. and various purchasers (incorporated by reference to Exhibit 10.11 to the Registrant's report on Form 10-Q dated and filed August 16, 1999, File No. 000-27754)

21           Subsidiaries of the Registrant

23.1         Consent of Arthur Andersen LLP

27           Financial Data Schedule

EXHIBIT 21

Subsidiaries of Hub Group, Inc.

SUBSIDIARIES                          JURISDICTION OF INCORPORATION/ORGANIZATION

Hub City Terminals, Inc.                                 Delaware
Hub Group Alabama, LLC                                   Delaware
Hub Group Atlanta, LLC                                   Delaware
Hub Group Boston, LLC                                    Delaware
Hub Group Canada, LLC                                    Delaware
Hub Group Cleveland, LLC                                 Delaware
Hub Group Detroit, LLC                                   Delaware
Hub Group Florida, LLC                                   Delaware
Hub Group Golden Gate, LLC                               Delaware
Hub Group Indianapolis, LLC                              Delaware
Hub Group Kansas City, LLC                               Delaware
Hub Group Los Angeles, LLC                               Delaware
Hub Group Mid-Atlantic, LLC                              Delaware
Hub Group New Orleans, LLC                               Delaware
Hub Group New York State, LLC                            Delaware
Hub Group New York-New Jersey, LLC                       Delaware
Hub Group North Central, LLC                             Delaware
Hub Group Ohio, LLC                                      Delaware
Hub Group Philadelphia, LLC                              Delaware
Hub Group Pittsburgh, LLC                                Delaware
Hub Group Portland, LLC                                  Delaware
Hub Group St. Louis, LLC                                 Delaware
Hub Group Tennessee, LLC                                 Delaware
Hub City Texas, L.P.                                     Delaware
Hub Group Associates, Inc.                               Illinois
Hub Highway Services                                     Illinois
Hub Group Distribution Services                          Illinois
Q.S. of Illinois, Inc.                                   Illinois
Q.S.S.C., Inc.                                           Delaware
Quality Services L.L.C.                                  Missouri
Quality Services of Kansas, L.L.C.                        Kansas
Quality Services of New Jersey, L.L.C.                  New Jersey
Quality Services of Michigan L.L.C.                      Michigan
Q.S. of Georgia, L.L.C.                                   Georgia
HLX Company, L.L.C.                                      Delaware
Hub Chicago Holdings, Inc.                               Delaware
Quality Intermodal Corporation                             Texas

EXHIBIT 23.1

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated February 4, 2000, except with respect to the matter discussed in
Note 18, as to which the date is March 15, 2000 included in this Form 10-K, into Hub Group, Inc.'s previously filed Registration Statement File No. 333-6327 of Form S-8, and Registrations File No. 333-48185 on Form S-8.

                                           ARTHUR ANDERSEN LLP

Chicago, Illinois
March 28, 2000