Form 10-Q
period 2000-03-31
HUB GROUP INC
filed 2000-05-11
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                For the quarterly period ended March 31, 2000 or

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
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              (Identification No.)



                      377 EAST BUTTERFIELD ROAD, SUITE 700
                             LOMBARD, ILLINOIS 60148

          (Address, including zip code, of principal executive offices)
                                 (630) 271-3600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On May 10, 2000, the registrant had 7,046,050 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

================================================================================

                                 HUB GROUP, INC.


                                      INDEX

                                                                           Page

PART I.  Financial Information:

Hub Group, Inc. - Registrant

Unaudited Condensed Consolidated Balance Sheets - March 31, 2000 and
         December 31, 1999                                                   3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         Ended March 31, 2000 and 1999                                       4

Unaudited Condensed Consolidated Statement of Stockholders' Equity -
         Three Months Ended March 31, 2000                                   5

Unaudited Condensed Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 2000 and 1999                                6

Notes to Unaudited Condensed Consolidated Financial Statements               7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               8

PART II.  Other Information                                                  11

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                MARCH 31,  DECEMBER 31,
                                                                              ------------ ------------
                                                                                  2000         1999
                                                                              ------------ ------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                 $      10    $   1,865
      Accounts receivable, net                                                    183,110      190,221
      Prepaid expenses and other current assets                                     5,637        2,771
                                                                              ------------ ------------
         TOTAL CURRENT ASSETS                                                     188,757      194,857

    PROPERTY AND EQUIPMENT, net                                                    29,527       24,244
    GOODWILL, net                                                                 218,213      219,648
    DEFERRED TAXES                                                                    898          898
    OTHER ASSETS                                                                    1,865        1,962
                                                                              ------------ ------------
         TOTAL ASSETS                                                           $ 439,260    $ 441,609
                                                                              ============ ============


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
         Trade                                                                  $ 150,884    $ 141,592
         Other                                                                      8,163       11,246
      Accrued expenses
         Payroll                                                                    5,514        7,936
         Other                                                                      6,184        6,384
      Current portion of long-term debt                                             6,021        6,195
                                                                              ------------ ------------
           TOTAL CURRENT LIABILITIES                                              176,766      173,353

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                     125,116      131,414
    DEFERRED TAXES                                                                  5,819        4,959
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                                 721          759
    STOCKHOLDERS' EQUITY:
      Preferred stock                                                                   -            -
      Common stock                                                                     77           77
      Additional paid-in capital                                                  110,817      110,786
      Purchase price in excess of predecessor basis                               (25,764)     (25,764)
      Tax benefit of purchase price in excess of predecessor basis                 10,306       10,306
      Retained earnings                                                            35,402       35,719
                                                                              ------------ ------------
         TOTAL STOCKHOLDERS' EQUITY                                               130,838      131,124
                                                                              ------------ ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 439,260    $ 441,609
                                                                              ============ ============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                            -------------------------
                                                                                2000          1999
                                                                            ------------ ------------

Revenue                                                                       $ 328,568    $ 307,682

Transportation costs                                                            289,103      268,513
                                                                            ------------ ------------
       Net revenue                                                               39,465       39,169

Costs and expenses:
     Salaries and benefits                                                       23,176       20,846
     Selling, general and administrative                                         11,367        9,123
     Depreciation and amortization of property and equipment                      1,153        1,052
     Amortization of goodwill                                                     1,435          762
                                                                            ------------ ------------
       Total costs and expenses                                                  37,131       31,783

          Operating income                                                        2,334        7,386
                                                                            ------------ ------------

Other income (expense):
     Interest expense                                                            (3,184)        (522)
     Interest income                                                                172          302
     Other, net                                                                     103           17
                                                                            ------------ ------------
       Total other expense                                                       (2,909)        (203)

Income (loss) before minority interest and provision for income taxes              (575)       7,183
                                                                            ------------ ------------

Minority interest                                                                   (38)       3,890
                                                                            ------------ ------------

Income (loss) before provision for income taxes                                    (537)       3,293

Provision for (benefit from) income taxes                                          (220)       1,350
                                                                            ------------ ------------

Net income (loss)                                                             $    (317)   $   1,943
                                                                            ============ ============

Basic earnings (loss) per common share                                        $   (0.04)   $    0.25
                                                                            ============ ============
Diluted earnings (loss) per common share                                      $   (0.04)   $    0.25
                                                                            ============ ============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                             OF STOCKHOLDERS' EQUITY
                   For the three months ended March 31, 2000
                          (in thousands, except shares)


                                                                                         TAX BENEFIT
                                                                          PURCHASE       OF PURCHASE
                                                                          PRICE IN          PRICE
                                       COMMON STOCK        ADDITIONAL     EXCESS OF     IN EXCESS OF                    TOTAL
                                  -----------------------   PAID-IN      PREDECESSOR     PREDECESSOR     RETAINED    STOCKHOLDERS'
                                     SHARES     AMOUNT      CAPITAL         BASIS           BASIS        EARNINGS        EQUITY
                                  ------------ ---------- ------------- -------------- --------------- ------------ ----------------

Balance at December 31, 1999        7,706,246   $   77      $ 110,786     $ (25,764)       $ 10,306      $ 35,719      $ 131,124
   Net loss                             -           -           -              -               -             (317)          (317)
   Exercise of non-qualified
    stock options                       2,100       -              31          -               -             -                31
                                  ------------ ---------- ------------- --------------- -------------- ------------ ----------------
Balance at March 31, 2000           7,708,346   $   77      $ 110,817     $ (25,764)       $ 10,306      $ 35,402      $ 130,838
                                  ============ ========== ============= =============== ============== ============ ================

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                      2000             1999
                                                                                ----------------  ---------------
Cash flows from operating activities:
    Net income (loss)                                                             $       (317)     $     1,943
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                         1,369            1,312
         Amortization of goodwill                                                        1,435              762
         Deferred taxes                                                                    860              442
         Minority interest                                                                 (38)           3,890
         Loss/(Gain) on sale of assets                                                     (28)              82
         Changes in working capital, net of effects of purchase transactions:
          Accounts receivable, net                                                       7,111          (13,960)
          Prepaid expenses and other current assets                                     (2,866)             693
          Accounts payable                                                               6,209            8,803
          Accrued expenses                                                              (2,622)            (800)
          Other assets                                                                      97               25
                                                                                ---------------  ---------------
            Net cash provided by operating activities                                   11,210            3,192
                                                                                ---------------  ---------------
Cash flows from investing activities:

    Purchases of property and equipment, net                                            (6,624)            (984)
                                                                                ---------------  ---------------
            Net cash used in investing activities                                       (6,624)            (984)
                                                                                ---------------  ---------------
Cash flows from financing activities:

    Proceeds from sale of common stock                                                      31                -
    Distributions to minority interest                                                       -           (4,672)
    Payments on long-term debt                                                          (6,472)          (3,572)
    Proceeds from issuance of long-term debt                                                 -            2,141
                                                                                ---------------  ---------------
            Net cash used in financing activities                                       (6,441)          (6,103)
                                                                                ---------------  ---------------
Net decrease in cash and cash equivalents                                               (1,855)          (3,895)
Cash and cash equivalents, beginning of period                                           1,865           15,178
                                                                                ---------------  ---------------
Cash and cash equivalents, end of period                                          $         10     $     11,283
                                                                                ===============  ===============
Supplemental disclosures of cash flow information
 Cash paid for:
       Interest                                                                   $      3,351     $        304
       Income taxes                                                                      1,415              150

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

NOTE 2.  EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of the Company's Earnings per Share:

                                        THREE MONTHS ENDED            THREE MONTHS ENDED
                                            MARCH 31, 2000               MARCH 31, 1999
                                    -------------------------      ------------------------
                                       (000'S)                        (000'S)
                                    ---------------                -------------
                                                   Per-Share                      Per-Share
                                     LOSS   SHARES   AMOUNT       INCOME  SHARES   AMOUNT
                                    ------ ------- ----------     ------ ------- ----------
BASIC EARNINGS (LOSS) PER SHARE
   Income (loss) available to
      common stockholders           $(317)   7,706   $(0.04)      $1,943   7,672     $0.25
                                    ------   -----   -------      ------   -----     -----
EFFECT OF DILUTIVE SECURITIES
   Stock options                        -       34        -           -       59        -
                                    ------   -----   -------      ------   -----     -----
DILUTED EARNINGS (LOSS) PER SHARE
   Income (loss) available to
      common stockholders
      plus assumed exercises        $(317)   7,740   $(0.04)      $1,943   7,731     $0.25
                                    ------   -----   -------      ------   -----     -----

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          MARCH 31,     DECEMBER 31,
                                                       -----------------------------
                                                            2000            1999
                                                       --------------  -------------
                                                                  (000'S)
Building and improvements                               $       59      $      56
Leasehold improvements                                       1,654          1,526
Computer equipment and software                             28,608         23,795
Furniture and equipment                                      7,491          6,365
Transportation equipment and automobiles                     4,367          4,742
                                                       --------------  -------------
                                                            42,179         36,484
Less:  Accumulated depreciation and amortization           (12,652)       (12,240)
                                                       --------------  -------------
    PROPERTY AND EQUIPMENT, net                         $   29,527      $  24,244
                                                       ==============  =============

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUE

         Revenue for Hub Group, Inc. (the "Company") increased 6.8% to $328.6 million from $307.7 million in 1999. Intermodal revenue increased 3.4% over 1999. Management believes that the slower than historical growth in intermodal is due in part to the termination of a significant customer contract in November 1999 and in part to the service disruption from the split-up of Conrail which began on June 1, 1999. Truckload brokerage revenue increased 9.3% over 1999. The Company experienced an unusually soft market in truckload brokerage. Logistics revenue, which includes revenue from the Company's core logistics services and all revenue from Hub Group Distribution Services ("Hub Distribution"), increased 27.1% compared to 1999. This increase is primarily due to the growth in the Company's core logistic services.

NET REVENUE

         Net revenue increased to $39.5 million from $39.2 million in 1999. As a percentage of revenue, net revenue decreased to 12.0% of revenue from 12.7% in 1999. This decrease in percentage is primarily due to lower margins at Hub Distribution and fuel surcharges absorbed by the Company prior to obtaining an agreed upon pass through to customers. The decrease in Hub Distribution's margin was primarily the result of a high margin project that was conducted in the first quarter of 1999 which was not repeated in the first quarter of 2000.

SALARIES AND BENEFITS

         Salaries and benefits increased 11.2% to $23.2 million from $20.8 million in 1999. As a percentage of revenue, salaries and benefits increased to 7.1% of revenue from 6.8% in 1999. The increase in the percentage is primarily attributed to one-time charges of severance payments related to operational changes at several operating units, increased headcount supporting the Company's information technology initiatives and increased headcount in the field supporting operational growth.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 24.6% to $11.4 million from $9.1 million in 1999. These expenses, as a percentage of revenue, increased to 3.5% from 3.0% in 1999. The increase in percentage is primarily attributed to expenditures related to outside services and advertising primarily by Hub Distribution to support its e-business initiatives.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 9.6% to $1.2 million from $1.1 million in 1999. This expense as a percentage of revenue increased to 0.4% from 0.3% in 1999. The increase in depreciation is primarily attributed to internally developed operating systems for the point of purchase installation and logistics services offered by Hub Distribution.

AMORTIZATION OF GOODWILL

         Amortization of goodwill increased 88.3% to $1.4 million from $0.8 million in 1999. The expense as a percentage of revenue increased to 0.4% from 0.2%. The increase in expense is primarily attributable to the amortization of the goodwill associated with the April 1999 purchase of the remaining 70% minority interests in Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub City Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P., Hub City Kansas City, L.P., Hub City Mid-Atlantic, L.P., Hub City New York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P., and Hub City St. Louis, L.P. (collectively referred to as the "April 1999 Purchase").

OTHER INCOME (EXPENSE)

         Other income (expense) netted to $(2.9) million in 2000 compared to $(0.2) million in 1999.

         Interest expense increased to $3.2 million in 2000 from $0.5 million in 1999. The increase in interest expense is due primarily to the additional debt required to fund the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase.

         Interest income decreased to $0.2 million in 2000 from $0.3 million in 1999. The primary cause for this decrease is the Company's increased concentration of its cash balances to reduce debt and minimize interest expense.

MINORITY INTEREST

         Minority interest decreased 100.0% to $0.0 million from $3.9 million in 1999. The decrease in the percentage is primarily attributed to the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase. The negative minority interest in 2000 is due to the loss incurred by Hub Distribution due primarily to lower margins and costs incurred in the development of their e-business initiative.

INCOME TAXES

         The provision for income taxes decreased 116.3% to $(0.2) million from $1.4 million in 1999. The Company is providing for income taxes at an effective rate of 41% in 2000.

NET INCOME

         Net income decreased 116.3% to $(0.3) million from $1.9 million in 1999. Net income is lower than the prior year due primarily to a loss of profitability by Hub Distribution, the impact of fuel surcharges and as a result of the items discussed above.

EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share decreased 116.0% to $(0.04) from $0.25 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a bank facility with Harris Trust and Savings Bank ("Harris"). The facility is comprised of $50.0 million in term debt and a $50.0 million revolving line of credit. At March 31, 2000, there was $46.3 million of outstanding term debt and $29.0 million outstanding and $21.0 million unused and available under the line of credit with Harris. Borrowings under the line of credit are unsecured and have a five-year term, that began on April 30,

1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life with a coupon interest rate of 8.64% paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         The Company maintains a bank line of credit with Cass Bank and Trust Company for $5.0 million. The interest rate is set at the bank's discretion at a rate less than or equal to the bank's prime rate. The Company had no outstanding advances on the line at March 31, 2000.

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

                                           HUB GROUP, INC.


DATE:  May 10, 2000                        /S/ JAY E. PARKER
                                           -----------------
                                           Jay E. Parker
                                           Vice President-Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)