Form 10-Q
period 2000-06-30
HUB GROUP INC
filed 2000-08-11
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                 For the quarterly period ended June 30, 2000 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On August 11, 2000, the registrant had 7,046,050 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

================================================================================

                                 HUB GROUP, INC.

                                      INDEX

                                                                           PAGE

PART I.  FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - June 30, 2000 and
         December 31, 1999                                                  3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         and Six Months Ended June 30, 2000 and 1999                        4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Six
         Months Ended June 30, 2000                                         5

Unaudited Condensed Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 2000 and 1999                                6

Notes to Unaudited Condensed Consolidated Financial Statements              7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              9

PART II.  OTHER INFORMATION                                                 14

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       JUNE 30,   DECEMBER 31,
                                                                     -----------  ------------
                                                                         2000         1999
                                                                     -----------  ------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                       $      -     $    1,865
      Accounts receivable, net                                          185,764       190,221
      Prepaid expenses and other current assets                           5,840         2,771
                                                                     -----------  ------------
         TOTAL CURRENT ASSETS                                           191,604       194,857

    PROPERTY AND EQUIPMENT, net                                          35,144        24,244
    GOODWILL, net                                                       216,778       219,648
    DEFERRED TAXES                                                          898           898
    OTHER ASSETS                                                          1,821         1,962
                                                                     -----------  ------------
         TOTAL ASSETS                                                 $ 446,245    $  441,609
                                                                     ===========  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
         Trade                                                        $ 157,574    $  141,592
         Other                                                           11,884        11,246
      Accrued expenses
         Payroll                                                          6,533         7,936
         Other                                                            7,259         6,384
      Current portion of long-term debt                                  11,614         6,195
                                                                     -----------  ------------
           TOTAL CURRENT LIABILITIES                                    194,864       173,353

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                           111,107       131,414
    DEFERRED TAXES                                                        6,713         4,959
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                       425           759
    STOCKHOLDERS' EQUITY:
      Preferred stock                                                        -             -
      Common stock                                                           77            77
      Additional paid-in capital                                        110,817       110,786
      Purchase price in excess of predecessor basis                     (25,764)      (25,764)
      Tax benefit of purchase price in excess of predecessor basis       10,306        10,306
      Retained earnings                                                  37,700        35,719
                                                                     -----------  ------------
         TOTAL STOCKHOLDERS' EQUITY                                     133,136       131,124
                                                                     -----------  ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 446,245    $  441,609
                                                                     ===========  ============

       See notes to unaudited condensed consolidatedfinancial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                          THREE MONTHS              SIX MONTHS
                                                                         ENDED JUNE 30,           ENDED JUNE 30,
                                                                    ------------------------ -------------------------
                                                                        2000         1999        2000         1999
                                                                    ------------ ----------- ------------ ------------
Revenue                                                              $  344,329   $ 319,448   $  672,897   $  627,130

Transportation costs                                                    299,746     280,403      588,849      548,916
                                                                    ------------ ----------- ------------ ------------
       Net revenue                                                       44,583      39,045       84,048       78,214

Costs and expenses:
     Salaries and benefits                                               24,148      20,553       47,324       41,399
     Selling, general and administrative                                 11,064       9,357       22,431       18,480
     Depreciation and amortization of property and equipment              1,247         967        2,400        2,019
     Amortization of goodwill                                             1,435       1,436        2,870        2,198
     Change in estimate/impairment of property and equipment                 -          884           -           884
                                                                    ------------ ----------- ------------ ------------
       Total costs and expenses                                          37,894      33,197       75,025       64,980

          Operating income                                                6,689       5,848        9,023       13,234
                                                                    ------------ ----------- ------------ ------------

Other income (expense):
     Interest expense                                                    (2,824)     (2,054)      (6,008)      (2,576)
     Interest income                                                        168         213          340          515
     Other, net                                                              20         965          123          982
                                                                    ------------ ----------- ------------ ------------
       Total other expense                                               (2,636)       (876)      (5,545)      (1,079)

Income before minority interest and provision for income taxes            4,053       4,972        3,478       12,155
                                                                    ------------ ----------- ------------ ------------

Minority interest                                                           158         501          120        4,391
                                                                    ------------ ----------- ------------ ------------

Income before provision for income taxes                                  3,895       4,471        3,358        7,764

Provision for income taxes                                                1,597       1,833        1,377        3,183
                                                                    ------------ ----------- ------------ ------------

Net income                                                           $    2,298   $   2,638   $    1,981   $    4,581
                                                                    ============ =========== ============ ============

Basic earnings per common share                                      $     0.30   $    0.34   $     0.26   $     0.60
                                                                    ============ =========== ============ ============
Diluted earnings per common share                                    $     0.30   $    0.34   $     0.26   $     0.59
                                                                    ============ =========== ============ ============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 2000
                          (in thousands, except shares)


                                                                                 TAX BENEFIT
                                                                     PURCHASE    OF PURCHASE
                                                                     PRICE IN       PRICE
                                     COMMON STOCK       ADDITIONAL   EXCESS OF   IN EXCESS OF                 TOTAL
                                 ---------------------   PAID-IN    PREDECESSOR  PREDECESSOR    RETAINED   STOCKHOLDERS'
                                   SHARES     AMOUNT     CAPITAL       BASIS        BASIS       EARNINGS      EQUITY
                                 ----------- --------- ----------- ------------ ------------- ----------- --------------

Balance at December 31, 1999      7,706,246   $    77   $ 110,786   $ (25,764)   $   10,306    $  35,719   $   131,124
   Net income                            -         -           -           -             -         1,981         1,981
   Exercise of non-qualified
    stock options                     2,100        -           31          -             -            -             31
                                 ----------- --------- ----------- ------------ ------------- ----------- --------------
Balance at June 30, 2000          7,708,346   $    77   $ 110,817   $ (25,764)   $   10,306    $  37,700   $   133,136
                                 =========== ========= =========== ============ ============= =========== ==============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------
                                                                                     2000           1999
                                                                                -------------  -------------
Cash flows from operating activities:
    Net income                                                                   $     1,981    $     4,581
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                       2,811          2,531
         Amortization of goodwill                                                      2,870          2,198
         Change in estimate/impairment of property and equipment                           -            884
         Deferred taxes                                                                1,754          1,458
         Minority interest                                                               120          4,391
         Loss/(Gain) on sale of assets                                                   (13)           178
         Changes in working capital, net of effects of purchase transactions:
          Accounts receivable, net                                                     4,457        (20,955)
          Prepaid expenses and other current assets                                   (3,069)         1,226
          Accounts payable                                                            16,620         14,750
          Accrued expenses                                                              (528)          (356)
          Other assets                                                                   141         (1,580)
                                                                                -------------  -------------
            Net cash provided by operating activities                                 27,144          9,306
                                                                                -------------  -------------
Cash flows from investing activities:
    Purchases of minority interest                                                        -        (108,710)
    Purchases of property and equipment, net                                         (13,698)        (2,495)
                                                                                -------------  -------------
            Net cash used in investing activities                                    (13,698)      (111,205)
                                                                                -------------  -------------
Cash flows from financing activities:
    Proceeds from sale of common stock                                                    31            551
    Distributions to minority interest                                                  (454)        (9,622)
    Payments on long-term debt                                                       (14,915)       (46,083)
    Proceeds from issuance of long-term debt                                              27        150,780
                                                                                -------------  -------------
            Net cash provided by/used in financing activities                        (15,311)        95,626
                                                                                -------------  -------------
Net decrease in cash and cash equivalents                                             (1,865)        (6,273)
Cash and cash equivalents, beginning of period                                         1,865         15,178
                                                                                -------------  -------------
Cash and cash equivalents, end of period                                         $        -     $     8,905
                                                                                =============  =============
Supplemental disclosures of cash flow information
   Cash paid for:
       Interest                                                                  $     6,286    $     2,621
       Income taxes                                                                    1,520            656

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

NOTE 2.  EARNINGS PER SHARE

         The following is a reconciliation of the Company's Earnings per Share:

                                    THREE MONTHS ENDED              THREE MONTHS ENDED
                                       JUNE 30, 2000                   JUNE 30, 1999
                                --------------------------      --------------------------
                                    (000'S)                         (000'S)
                                ---------------                 ---------------
                                                 Per-Share                       Per-Share
                                INCOME  SHARES    AMOUNT        INCOME  SHARES    AMOUNT
                                ------  ------   ---------      ------  ------   ---------
BASIC EARNINGS PER SHARE
   Income available to
      common stockholders       $2,298   7,708     $0.30        $2,638   7,688     $0.34
                                ------   -----     -----        ------   -----     -----
EFFECT OF DILUTIVE SECURITIES
   Stock options                    -       -         -             -       88        -
                                ------   -----     -----        ------   -----     -----
DILUTED EARNINGS PER SHARE
   Income available to
      common stockholders
      plus assumed exercises    $2,298   7,708     $0.30        $2,638   7,776     $0.34
                                ------   -----     -----        ------   -----     -----


                                     SIX MONTHS ENDED                 SIX MONTHS ENDED
                                       JUNE 30, 2000                   JUNE 30, 1999
                                ---------------------------     --------------------------
                                    (000'S)                          (000'S)
                                ----------------                ---------------
                                                  Per-Share                      Per-Share
                                INCOME   SHARES    AMOUNT       INCOME  SHARES    AMOUNT
                                ------   ------   ---------     ------  ------   ---------
BASIC EARNINGS PER SHARE
   Income available to
      common stockholders       $1,981   7,707     $0.26        $4,581   7,680     $0.60
                                ------   -----     -----        ------   -----     -----
EFFECT OF DILUTIVE SECURITIES
   Stock options                    -       17        -             -       73        -
                                ------   -----     -----        ------   -----     -----
DILUTED EARNINGS PER SHARE
   Income available to
      common stockholders
      plus assumed exercises    $1,981   7,724     $0.26        $4,581   7,753     $0.59
                                ------   -----     -----        ------   -----     -----

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        JUNE 30,    DECEMBER 31,
                                                     ------------  -------------
                                                          2000          1999
                                                     ------------  -------------
                                                              (000'S)

Building and improvements                             $      59     $      56
Leasehold improvements                                    1,924         1,526
Computer equipment and software                          35,270        23,795
Furniture and equipment                                   7,060         6,365
Transportation equipment and automobiles                  3,748         4,742
                                                     ------------  -------------
                                                         48,061        36,484
Less:  Accumulated depreciation and amortization        (12,917)      (12,240)
                                                     ------------  -------------
    PROPERTY AND EQUIPMENT, net                       $  35,144     $  24,244
                                                     ============  =============

NOTE 4.  DEBT

         On June 30, 2000 the Company's $5.0 million bank line of credit with Cass Bank and Trust Company was terminated.

NOTE 5.  LETTER OF INTENT

         During the second quarter, the Company terminated the letter of intent to divest Hub Group Inc.'s interest in Hub Group Distribution Services.

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUE

         Revenue for Hub Group, Inc. (the "Company") increased 7.8% to $344.3 million from $319.4 million in 1999. Intermodal revenue increased 4.0% over 1999. Management believes that the slower than historical growth in intermodal is due in part to the termination of a significant customer contract in November 1999. Truckload brokerage revenue increased 10.5% over 1999. Logistics revenue, which includes revenue from the Company's core logistics services and all revenue from Hub Group Distribution Services ("Hub Distribution"), increased 31.1% compared to 1999. This increase is primarily due to the growth in the Company's core logistic services.

NET REVENUE

         Net revenue increased 14.2% to $44.6 million from $39.0 million in 1999. As a percentage of revenue, net revenue increased to 12.9% of revenue from 12.2% in 1999. This increase in percentage is primarily attributed to the recapture of some of the fuel surcharges that were expensed in the first quarter, the year-over-year increase in the number of units in and the cost-effectiveness of the Company's Premier Network Services offering, termination of a significant customer contract that had low-margin business that existed in the prior year (see "Revenue"), the strength of the Company's purchasing power with the major railroads and a significant increase in the net revenue percentage for truckload brokerage.

SALARIES AND BENEFITS

         Salaries and benefits increased 17.5% to $24.1 million from $20.6 million in 1999. As a percentage of revenue, salaries and benefits increased to 7.0% of revenue from 6.4% in 1999. The increase in the percentage is primarily attributed to increased headcount supporting the Company's information technology initiatives, e-business initiatives and to support our growing base of service offerings operationally as well as to hire salesmen to sell these additional services. These additional services include boxcar, flat bed, and certain logistic applications.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 18.2% to $11.1 million from $9.4 million in 1999. These expenses, as a percentage of revenue, increased to 3.2% from 2.9% in 1999. The increase in percentage is primarily attributed to expenditures related to equipment leases, outside services and advertising. The increase in equipment leases is primarily due to the leasing of computer hardware to support the infrastructure of the network hardware environment that is required to support both new and future software applications. The increase in outside services and advertising is due primarily to Hub Distribution's support of its e-business initiative, a national home delivery service for large items purchased via the internet.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 29.0% to $1.2 million from $1.0 million in 1999. This expense as a percentage of revenue increased to 0.4% from 0.3% in 1999. The increase in depreciation is primarily attributed to internally developed operating systems for the point-of-purchase installation and other niche logistics services offered by Hub Distribution.

AMORTIZATION OF GOODWILL

         Amortization of goodwill remained constant at $1.4 million. The expense as a percentage of revenue remained constant at 0.4%.

CHANGE IN ESTIMATE/IMPAIRMENT OF PROPERTY AND EQUIPMENT

         In the second quarter of 1999, a $0.9 million pretax charge was recorded due to a change in estimate and an impairment loss relating to certain operating software applications. Specifically, $0.7 million of this charge was attributable to a change in estimate of the useful life for the Visual Movement software previously used primarily for brokerage. The Visual Movement software is no longer being used to support the Company's truckload brokerage service offering and was replaced with enhancements to the Company's proprietary intermodal operating software during the second quarter of 1999. These enhancements allowed for greater network visibility of loads. The $0.2 million impairment loss related to the write-down of a logistics software program. The fair value was determined based on the estimated future cash flows attributable to the single customer who continued to use this software throughout 1999. The Company has installed a new logistics software package and is currently testing the software for its operational applications. This new software will provide enhanced functionality.

OTHER INCOME (EXPENSE)

         Other income (expense) netted to $(2.6) million in 2000 compared to $(0.9) million in 1999.

         Interest expense increased to $(2.8) million in 2000 from $(2.1) million in 1999. The increase in interest expense is due primarily to the additional debt required to fund the purchase of the remaining 70% minority interests in Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub City Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P., Hub City Kansas City, L.P., Hub City Mid-Atlantic, L.P., Hub City New York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P., and Hub City St. Louis, L.P. (collectively referred to as the "April 1999 Purchase"). The debt to fund the April 1999 Purchase was obtained on April 30, 1999.

         Interest income remained constant at $0.2 million in both periods.

         Other income decreased to $0.0 million in 2000 from $1.0 million in 1999. This decrease in other income is due to $1.0 million of non-recurring income recognized in the second quarter of 1999 upon execution of a confidential agreement with one of the company's vendors.

MINORITY INTEREST

         Minority interest decreased 68.5% to $0.2 million from $0.5 million in 1999. The decrease in the percentage is attributed to lower income of Hub Distribution due primarily to costs incurred in the development of their e-business initiative.

INCOME TAXES

         The provision for income taxes decreased 12.9% to $1.6 million from $1.8 million in 1999. The Company is providing for income taxes at an effective rate of 41.0% in 2000.

NET INCOME

         Net income decreased 12.9% to $2.3 million from $2.6 million in 1999.

EARNINGS PER SHARE

         Earnings per share decreased 11.8% to $0.30 from $0.34 in 1999.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUE

         Revenue for the Company increased 7.3% to $672.9 million from $627.1 million in 1999. Intermodal revenue increased 3.7% over 1999. Management believes that the slower than historical growth in intermodal is due in part to the termination of a significant customer contract in November 1999 and in part to the service disruption from the split-up of Conrail which began on June 1, 1999. Truckload brokerage revenue increased 10.0% over 1999. Logistics revenue, which includes revenue from the Company's core logistics services and all revenue from Hub Distribution, increased 29.1% compared to 1999. This increase is primarily due to the growth in the Company's core logistic services.

NET REVENUE

         Net revenue increased 7.5% to $84.0 million from $78.2 million in 1999. As a percentage of revenue, net revenue was 12.5% in both periods.

SALARIES AND BENEFITS

         Salaries and benefits increased 14.3% to $47.3 million from $41.4 million in 1999. As a percentage of revenue, salaries and benefits increased to 7.0% of revenue from 6.6% in 1999. The increase in the percentage is primarily attributed to increased headcount supporting the Company's information technology initiatives, e-business initiatives and to support our growing base of service offerings operationally as well as to hire salesmen to sell these additional services. These additional services include boxcar, flat bed, and certain logistic applications.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 21.4% to $22.4 million from $18.5 million in 1999. These expenses, as a percentage of revenue, increased to 3.3% from 2.9% in 1999. The increase in the percentage is primarily attributed to expenditures related to outside services, equipment leases, and advertising. The increase in outside services and advertising is due primarily to Hub Distribution's support of its e-business initiative, a national home delivery service for large items purchased via the internet. The increase in equipment leases is primarily due to the leasing of computer hardware to support the infrastructure of the network hardware environment that is required to support both new and future software applications.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 18.9% to $2.4 million from $2.0 million in 1999. This expense as a percentage of revenue increased to 0.4% from 0.3% in 1999. The increase in depreciation is primarily attributed to internally developed operating systems for the point-of-purchase installation and logistics services offered by Hub Distribution.

AMORTIZATION OF GOODWILL

         Amortization of goodwill increased 30.6% to $2.9 million from $2.2 million in 1999. The expense as a percentage of revenue remained constant at 0.4%. The increase in expense is primarily attributable to the amortization of the goodwill associated with the April 1999 Purchase.

CHANGE IN ESTIMATE/IMPAIRMENT OF PROPERTY AND EQUIPMENT

         In the second quarter of 1999, a $0.9 million pretax charge was recorded due to a change in estimate and an impairment loss relating to certain operating software applications. Specifically, $0.7 million of this charge was attributable to a change in estimate of the useful life for the Visual Movement software previously used primarily for brokerage. The Visual Movement software is no longer being used to support the Company's truckload brokerage service offering and was replaced with enhancements to the Company's proprietary intermodal operating software during the second quarter of 1999. These enhancements allowed for greater network visibility of loads. The $0.2 million impairment loss related to the write-down of a logistics software program. The fair value was determined based on the estimated future cash flows attributable to the single customer who continued to use this software throughout 1999. The Company has installed a new logistics software package and is currently testing the software for its operational applications. This new software will provide enhanced functionality.

OTHER INCOME (EXPENSE)

         Other income (expense) netted to $(5.5) million in 2000 compared to $(1.1) million in 1999.

         Interest expense increased to $(6.0) million in 2000 from $(2.6) million in 1999. The increase in interest expense is due primarily to the additional debt required to fund the April 1999 Purchase.

         Interest income decreased to $0.3 million in 2000 from $0.5 million in 1999. The primary cause of this decrease is the Company's increased concentration of its cash balances to reduce debt and minimize interest expense.

         Other income decreased to $0.1 million in 2000 from $1.0 million in 1999. This decrease in other income is primarily due to $1.0 million of non-recurring income recognized in second quarter of 1999 upon execution of a confidential agreement with one of the Company's vendors.

MINORITY INTEREST

         Minority interest decreased 97.3% to $0.1 million from $4.4 million in 1999. This decrease is primarily attributed to the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase.

INCOME TAXES

         The provision for income taxes decreased 56.7% to $1.4 million from $3.2 million in 1999. The Company is providing for income taxes at an effective rate of 41.0% in 2000.

NET INCOME

         Net income decreased 56.8% to $2.0 million from $4.6 million in 1999.

EARNINGS PER SHARE

         Basic earnings per share decreased 56.7% to $0.26 from $0.60 in 1999. Diluted earnings per share decreased 55.9% to $0.26 from $0.59 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a bank facility with Harris Trust and Savings Bank ("Harris"). The facility is comprised of $50.0 million in term debt and a $50.0 million revolving line of credit. At June 30, 2000, there was $45.0 million of outstanding term debt and $22.0 million outstanding and $28.0 million unused and available under the line of credit with Harris. Borrowings under the line of credit are unsecured and have a five-year term that began on April 30, 1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life with a coupon interest rate of 8.64% paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         On June 30, 2000 the Company's $5.0 million bank line of credit with Cass Bank and Trust Company was terminated.

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

NET REVENUE

         As described above, the net revenue for the three months ended June 30, 2000 as a percentage of revenue increased to 12.9% of revenue from 12.2% for the three months ended June 30, 1999. A number of factors that contributed to this higher margin are one-time in nature or not likely to continue in the future. Management expects the net revenue, as a percentage of revenue, will likely decline in future quarters from the 12.9% level to a more historical level. The net revenue for the six months ended June 30 was 12.5% for both periods 2000 and 1999 which is more consistent with the Company's historical level.

BUSINESS COMBINATIONS/DIVESTITURES

         During the second quarter, the Company terminated the letter of intent to divest Hub Group Inc.'s interest in Hub Group Distribution Services.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that cash to be provided by operations, cash available under its lines of credit and the Company's ability to obtain additional credit capacity will be sufficient to meet the Company's short-term working capital and capital expenditure needs. The Company believes that the aforementioned items are sufficient to meet its anticipated long-term working capital, capital expenditure and debt repayment needs.

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  The 2000 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 17, 2000. At this meeting, the following six directors were reelected with the following votes: Phillip C.
                  Yeager:  19,696,209 votes for and 57,337 votes withheld;
                  David P. Yeager: 19,696,909 votes for and 56,637 votes withheld; Thomas L. Hardin: 19,696,909 votes for and 56,637 votes withheld; Gary D. Eppen: 19,697,494 votes for and 56,052 votes withheld; Charles R. Reaves: 19,697,494 votes for and 56,052 votes withheld; Martin P. Slark: 19,697,494 votes for and 56,052 votes withheld.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HUB GROUP, INC.


DATE:  August 11, 2000                     /S/ JAY E. PARKER
                                           -----------------
                                           Jay E. Parker
                                           Vice President-Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)