Form 10-Q
period 2000-09-30
HUB GROUP INC
filed 2000-11-13
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

              For the quarterly period ended September 30, 2000 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

        On November 13, 2000, the registrant had 7,046,050 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX

                                                                            Page

PART I.  Financial Information:

Hub Group, Inc. - Registrant

Unaudited Condensed Consolidated Balance Sheets - September 30, 2000 and
         December 31, 1999                                                   3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         and Nine Months Ended September 30, 2000 and 1999                   4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Nine
         Months Ended September 30, 2000                                     5

Unaudited Condensed Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 2000 and 1999                            6

Notes to Unaudited Condensed Consolidated Financial Statements               7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9

PART II.  Other Information                                                  14

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 September 30,   December 31,
                                                                                --------------  --------------
                                                                                     2000            1999
                                                                                --------------  --------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                  $        -      $     1,865
      Accounts receivable, net                                                       193,754         190,221
      Deferred taxes                                                                   1,081             898
      Prepaid expenses and other current assets                                        5,297           2,771
                                                                                --------------  --------------
         TOTAL CURRENT ASSETS                                                        200,132         195,755

    PROPERTY AND EQUIPMENT, net                                                       39,792          24,244
    GOODWILL, net                                                                    215,343         219,648
    OTHER ASSETS                                                                       1,944           1,962
                                                                                --------------  --------------
         TOTAL ASSETS                                                            $   457,211     $   441,609
                                                                                ==============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable

         Trade                                                                   $   166,500     $   141,592
         Other                                                                         8,900          11,246
      Accrued expenses

         Payroll                                                                      10,623           7,936
         Other                                                                         7,454           6,384
      Current portion of long-term debt                                               11,906           6,195
                                                                                --------------  --------------
           TOTAL CURRENT LIABILITIES                                                 205,383         173,353

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                        109,097         131,414
    DEFERRED TAXES                                                                     7,606           4,959
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                                    425             759
    STOCKHOLDERS' EQUITY:
      Preferred stock                                                                     -               -
      Common stock                                                                        77              77
      Additional paid-in capital                                                     110,817         110,786
      Purchase price in excess of predecessor basis                                  (25,764)        (25,764)
      Tax benefit of purchase price in excess of predecessor basis                    10,306          10,306
      Retained earnings                                                               39,264          35,719
                                                                                --------------  --------------
         TOTAL STOCKHOLDERS' EQUITY                                                  134,700         131,124
                                                                                --------------  --------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   457,211     $   441,609
                                                                                ==============  ==============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                          Three Months              Nine Months
                                                                       Ended September 30,      Ended September 30,
                                                                      ---------------------  --------------------------
                                                                         2000       1999          2000          1999
                                                                      ---------- ----------  ------------- ------------

Revenue                                                               $ 354,797  $ 333,337   $  1,027,694  $   960,467

Transportation costs                                                    310,574    291,844        899,423      840,760
                                                                      ---------- ----------  ------------- ------------
       Net revenue                                                       44,223     41,493        128,271      119,707

Costs and expenses:
     Salaries and benefits                                               24,648     21,014         71,972       62,413
     Selling, general and administrative                                 11,698      9,492         34,129       27,972
     Depreciation and amortization of property and equipment              1,508        975          3,908        2,994
     Amortization of goodwill                                             1,435      1,434          4,305        3,632
     Change in estimate/impairment of property and equipment                  -          -              -          884
                                                                      ---------- ----------  ------------- ------------
       Total costs and expenses                                          39,289     32,915        114,314       97,895

          Operating income                                                4,934      8,578         13,957       21,812
                                                                      ---------- ----------  ------------- ------------

Other income (expense):
     Interest expense                                                    (2,558)    (3,071)        (8,566)      (5,647)
     Interest income                                                        228        191            568          706
     Other, net                                                              47        131            170        1,113
                                                                      ---------- ----------  ------------- ------------
       Total other expense                                               (2,283)    (2,749)        (7,828)      (3,828)

Income before minority interest and provision for income taxes            2,651      5,829          6,129       17,984
                                                                      ---------- ----------  ------------- ------------

Minority interest                                                             -        407            120        4,798
                                                                      ---------- ----------  ------------- ------------

Income before provision for income taxes                                  2,651      5,422          6,009       13,186

Provision for income taxes                                                1,087      2,223          2,464        5,406
                                                                      ---------- ----------  ------------- ------------

Net income                                                            $   1,564  $   3,199   $      3,545  $     7,780
                                                                      ========== ==========  ============= ============

Basic earnings per common share                                       $    0.20  $    0.42   $       0.46  $      1.01
                                                                      ========== ==========  ============= ============
Diluted earnings per common share                                     $    0.20  $    0.41   $       0.46  $      1.00
                                                                      ========== ==========  ============= ============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 2000
                          (in thousands, except shares)


                                                                                  Tax Benefit
                                                                       Purchase   of Purchase
                                                                       Price in      Price
                                      Common Stock      Additional    Excess of   in Excess of                 Total
                                 ---------------------   Paid-in     Predecessor  Predecessor    Retained   Stockholders'
                                    Shares     Amount    Capital        Basis        Basis       Earnings      Equity
                                 ----------- --------- ------------ ------------ ------------- ----------- --------------

Balance at December 31, 1999      7,706,246   $    77   $ 110,786    $  (25,764)  $    10,306   $  35,719   $    131,124
   Net income                            -         -           -             -             -        3,545          3,545
   Exercise of non-qualified
    stock options                     2,100        -           31            -             -           -              31
                                 ----------- --------- ------------ ------------ ------------- ----------- --------------
Balance at September 30, 2000     7,708,346   $    77   $ 110,817    $  (25,764)  $    10,306   $  39,264   $    134,700
                                 =========== ========= ============ ============ ============= =========== ==============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
                                                                                     2000              1999
                                                                                --------------    --------------
Cash flows from operating activities:

    Net income                                                                   $     3,545       $     7,780
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                       4,505             3,753
         Amortization of goodwill                                                      4,305             3,632
         Change in estimate/impairment of property and equipment                          -                884
         Deferred taxes                                                                2,464             2,479
         Minority interest                                                               120             4,798
         Loss/(Gain) on sale of assets                                                    (3)              140
         Changes in working capital, net of effects of purchase transactions:
          Accounts receivable, net                                                    (3,533)          (35,630)
          Prepaid expenses and other current assets                                   (2,526)            1,306
          Accounts payable                                                            22,562            26,167
          Accrued expenses                                                             3,757             2,795
          Other assets                                                                    18            (1,510)
                                                                                --------------    --------------
            Net cash provided by operating activities                                 35,214            16,594
                                                                                --------------    --------------
Cash flows from investing activities:

    Purchases of minority interest                                                        -           (108,710)
    Purchases of property and equipment, net                                         (20,050)           (6,791)
                                                                                --------------    --------------
            Net cash used in investing activities                                    (20,050)         (115,501)
                                                                                --------------    --------------
Cash flows from financing activities:

    Proceeds from sale of common stock                                                    31               605
    Distributions to minority interest                                                  (454)          (10,098)
    Payments on long-term debt                                                       (16,633)          (49,447)
    Proceeds from issuance of long-term debt                                              27           150,639
                                                                                --------------    --------------
            Net cash provided by/(used in) financing activities                      (17,029)           91,699
                                                                                --------------    --------------
Net decrease in cash and cash equivalents                                             (1,865)           (7,208)
Cash and cash equivalents, beginning of period                                         1,865            15,178
                                                                                --------------    --------------
Cash and cash equivalents, end of period                                         $        -         $    7,970
                                                                                ==============    ==============
Supplemental disclosures of cash flow information
  Cash paid for:
       Interest                                                                  $     9,377        $    4,256
       Income taxes                                                                    1,520             1,624

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of Hub Group, Inc. (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

         The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1999. Results of operations in interim periods are not ncecssarily indicative of results to be expected for a full year.

NOTE 2.  Earnings per Share

         The following is a reconciliation of the Company's Earnings per Share:

                                     Three Months Ended             Three Months Ended
                                     September 30, 2000             September 30, 1999
                                 ---------------------------    --------------------------
                                     (000's)                         (000's)
                                 ----------------               ----------------
                                                   Per-Share                     Per-Share
                                 Income   Shares     Amount     Income   Shares    Amount
                                 ------- --------  ---------    ------- -------- ---------
Basic Earnings per Share
   Income available to
      common stockholders        $1,564   7,708      $0.20      $3,199    7,704    $0.42
                                 ------- --------  ---------    ------- -------- ---------
Effect of Dilutive Securities
   Stock options                     -       -          -           -        82       -
                                 ------- --------  ---------    ------- -------- ---------
Diluted Earnings per Share
   Income available to
      common stockholders
      plus assumed exercises     $1,564   7,708      $0.20      $3,199    7,786    $0.41
                                 ------- --------  ---------    ------- -------- ---------


                                     Nine Months Ended                Nine Months Ended
                                     September 30, 2000               September 30, 1999
                                 ---------------------------    ---------------------------
                                     (000's)                        (000's)
                                 ----------------               ----------------
                                                   Per-Share                      Per-Share
                                 Income   Shares     Amount     Income   Shares    Amount
                                 ------- --------  ---------    ------- -------- ----------
Basic Earnings per Share
   Income available to
      common stockholders        $3,545   7,708      $0.46      $7,780   7,688     $1.01
                                 ------- --------  ---------    ------- -------- ----------
Effect of Dilutive Securities
   Stock options                     -       11         -           -       76        -
                                 ------- --------  ---------    ------- -------- ----------
Diluted Earnings per Share
   Income available to
      common stockholders
      plus assumed exercises     $3,545   7,719      $0.46      $7,780   7,764     $1.00
                                 ------- --------  ---------    ------- -------- ----------

NOTE 3.  Property and Equipment

Property and equipment consist of the following:

                                                   September 30,   December 31,
                                                   -------------  -------------
                                                       2000           1999
                                                   -------------  -------------
                                                             (000's)

Building and improvements                           $       59     $       56
Leasehold improvements                                   1,996          1,526
Computer equipment and software                         41,125         23,795
Furniture and equipment                                  7,378          6,365
Transportation equipment and automobiles                 3,682          4,742
                                                   -------------  -------------
                                                        54,240         36,484
Less:  Accumulated depreciation and amortization       (14,448)       (12,240)
                                                   -------------  -------------
    PROPERTY AND EQUIPMENT, net                     $   39,792     $   24,244
                                                   =============  =============

NOTE 4.  Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities". This standard requires that an entity recognize derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. As a result of Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of Statement No. 133", the Company will adopt this standard in the first quarter of 2001. Based on current circumstances, the Company does not believe that the application of Statement 133 will have a material effect on the Company's financial condition or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" as amended by SAB 101A, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B which deferred the effective date of SAB 101 until the last quarter of fiscal years beginning after December 15, 1999. The Company does not believe that the adoption of SAB 101 will have a material impact on the Company's financial condition or results of operations.

NOTE 5.  Subsequent Event

         On November 7, 2000, the Company amended its unsecured $50.0 million term debt and the $50.0 million five-year revolving line of credit agreement. The amendment increases the borrowing rate ranges of both the term note and revolving line of credit. Under the amended line of credit, the Company can borrow at the prime rate plus 0.25% to 1.25% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.50% to 2.75% based on the Company's funded debt to EBITDAM (earnings before interest expense, income taxes, depreciation, amortization and minority interest) ratio. Under the amended term debt, the Company can borrow at the prime rate plus 0.25% to 1.50% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.75% to 3.00% based on the Company's funded debt to EBITDAM ratio. The credit facility also contains certain financial covenants which were amended. These covenants require that the Company maintain required levels of EBITDAM, funded debt to EBITDAM and fixed charge coverage. In addition, there are limitations on additional indebtedness as well as acquisitions and minority interest purchases. The Company was in compliance with the amended financial covenants as of September 30, 2000. A second amendment, which changes the required levels related to the financial covenants for periods subsequent to September 30, 2000, is contingent upon the Company successfully amending the financial covenant requirements pertaining to the $50.0 million of private placement debt (the "Notes") with an effective date on or before December 31, 2000.

                                 HUB GROUP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000, Compared to Three Months Ended September 30, 1999

Revenue

         Revenue for Hub Group, Inc. (the "Company") increased 6.4% to $354.8 million from $333.3 million in 1999. Intermodal revenue increased 3.7% over 1999. Management believes that the slower than historical growth in intermodal is due in part to the termination of a significant customer contract in November 1999. Truckload brokerage revenue increased 6.5% over 1999. Logistics revenue, which includes revenue from the Company's core logistics services and all revenue from Hub Group Distribution Services ("Hub Distribution"), increased 26.3% compared to 1999. This increase is primarily due to the growth in the Company's core logistics services.

Net Revenue

         Net revenue increased 6.6% to $44.2 million from $41.5 million in 1999. As a percentage of revenue, net revenue increased to 12.5% from 12.4% in 1999. This increase in percentage is primarily attributed to higher net revenue percentages for both truckload brokerage and core logistics services.

Salaries and Benefits

         Salaries and benefits increased 17.3% to $24.6 million from $21.0 million in 1999. As a percentage of revenue, salaries and benefits increased to 6.9% from 6.3% in 1999. The increase in the percentage is primarily attributed to increased headcount supporting the Company's growing base of service offerings, information technology initiatives and e-business initiatives. The additional service offerings include the operational and sales support of boxcar, flat bed, expedited and certain logistics applications.

Selling, General and Administrative

         Selling, general and administrative expenses increased 23.2% to $11.7 million from $9.5 million in 1999. These expenses, as a percentage of revenue, increased to 3.3% from 2.8% in 1999. The increase as a percent of revenue is primarily attributed to expenditures related to equipment leases, outside services and information systems. The increase in equipment leases is primarily due to the leasing of computer hardware required to support both newly developed and future software applications. The increase in outside services and information services is due primarily to non-capitalizable expenses related to the Company's information technology initiatives, data communication costs and costs associated with the outsourced data center.

Depreciation and Amortization of Property and Equipment

         Depreciation and amortization of property and equipment increased 54.7% to $1.5 million from $1.0 million in 1999. This expense as a percentage of revenue increased to 0.4% from 0.3% in 1999. The increase is primarily attributed to the amortization of internally developed operating systems for the point-of-purchase installation and logistics services offered by Hub Distribution.

Amortization of Goodwill

         Amortization of goodwill remained constant at $1.4 million. The expense as a percentage of revenue remained constant at 0.4%.

Other Income (Expense)

         Other income (expense) netted to an expense of $2.3 million in 2000 compared to an expense of $2.7 million in 1999.

         Interest expense decreased to $2.6 million in 2000 from $3.1 million in 1999. The decrease in interest expense is primarily due to carrying a lower average debt balance during the period.

         Interest income remained constant at $0.2 million in both periods.

         Other income decreased to $0.0 million in 2000 from $0.1 million in 1999.

Minority Interest

         Minority interest decreased to $0.0 million from $0.4 million in 1999. The decrease is attributed to the lack of income for Hub Distribution in the third quarter of 2000 which was due primarily to costs incurred in the operation of their e-business initiative, a national home delivery system for large box items purchased via the internet.

Income Taxes

         The provision for income taxes decreased 51.1% to $1.1 million from $2.2 million in 1999. The Company is providing for income taxes at an effective rate of 41.0% in 2000.

Net Income

         Net income decreased 51.1% to $1.6 million from $3.2 million in 1999.

Earnings Per Share

         Basic earnings per share decreased 52.4% to $0.20 from $0.42 in 1999. Diluted earnings per share decreased 51.2% to $0.20 from $0.41 in 1999.

Nine Months Ended September 30, 2000, Compared to Nine Months Ended September 30, 1999

Revenue

         Revenue for the Company increased 7.0% to $1,027.7 million from $960.5 million in 1999. Intermodal revenue increased 3.7% over 1999. Management believes that the slower than historical growth in intermodal is due in part to the termination of a significant customer contract in November 1999 and in part to the service disruption from the split-up of Conrail which began on June 1, 1999. Truckload brokerage revenue increased 8.7% over 1999. Logistics revenue, which includes revenue from the Company's core logistics services and all revenue from Hub Distribution, increased 28.2% compared to 1999. This increase is primarily due to growth in the Company's core logistics services.

Net Revenue

         Net revenue increased 7.2% to $128.3 million from $119.7 million in 1999. As a percentage of revenue, net revenue was 12.5% in both periods.

Salaries and Benefits

         Salaries and benefits increased 15.3% to $72.0 million from $62.4 million in 1999. As a percentage of revenue, salaries and benefits increased to 7.0% from 6.5% in 1999. The increase in the percentage is primarily attributed to increased headcount supporting the Company's growing base of service offerings, information technology initiatives and e-business initiatives. The additional service offerings include the operational and sales support of boxcar, flat bed, expedited and certain logistics applications.

Selling, General and Administrative

         Selling, general and administrative expenses increased 22.0% to $34.1 million from $28.0 million in 1999. These expenses, as a percentage of revenue, increased to 3.3% from 2.9% in 1999. The increase in percentage is primarily attributed to expenditures related to outside services, equipment leases, and advertising. The increase in outside services and advertising is due primarily to Hub Distribution's support of its e-business initiative, a national home delivery service for large box items purchased via the internet. The increase in equipment leases is primarily due to the leasing of computer hardware required to support both newly developed and future software applications.

Depreciation and Amortization of Property and Equipment

         Depreciation and amortization increased 30.5% to $3.9 million from $3.0 million in 1999. This expense as a percentage of revenue increased to 0.4% from 0.3% in 1999. The increase is primarily attributed to the amortization of internally developed operating systems for the point-of-purchase installation and logistics services offered by Hub Distribution.

Amortization of Goodwill

        Amortization of goodwill increased 18.5% to $4.3 million from $3.6 million in 1999. The expense as a percentage of revenue remained constant at 0.4%. The increase in expense is primarily attributable to the amortization of the goodwill associated with the purchase of the remaining 70% minority interests in Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub City Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P., Hub City Kansas City, L.P., Hub City Mid-Atlantic, L.P., Hub City New York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P., and Hub City St. Louis, L.P. (collectively referred to as the "April 1999 Purchase").

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

Other Income (Expense)

         Other income (expense) netted to an expense of $7.8 million in 2000 compared to an expense of $3.8 million in 1999.

         Interest expense increased to $8.6 million in 2000 from $5.6 million in 1999. The increase in interest expense is due primarily to the additional debt required to fund the April 1999 Purchase.

         Interest income decreased to $0.6 million in 2000 from $0.7 million in 1999. The primary cause of this decrease is the Company's increased concentration of cash balances to reduce debt and minimize interest expense.

         Other income decreased to $0.2 million in 2000 from $1.1 million in 1999. This decrease in other income is primarily due to $1.0 million of non-recurring income recognized in second quarter of 1999 upon execution of a confidential agreement with one of the Company's vendors.

Minority Interest

         Minority interest decreased 97.5% to $0.1 million from $4.8 million in 1999. This decrease is primarily attributed to the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase.

Income Taxes

         The provision for income taxes decreased 54.4% to $2.5 million from $5.4 million in 1999. The Company is providing for income taxes at an effective rate of 41.0% in 2000.

Net Income

         Net income decreased 54.4% to $3.5 million from $7.8 million in 1999.

Earnings Per Share

         Basic earnings per share decreased 54.5% to $0.46 from $1.01 in 1999. Diluted earnings per share decreased 54.0% to $0.46 from $1.00 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains a bank facility with Harris Trust and Savings Bank ("Harris"). The facility is comprised of $50.0 million in term debt and a $50.0 million revolving line of credit. At September 30, 2000, there was $43.5 million of outstanding term debt and $22.0 million outstanding and $28.0 million unused and available under the line of credit with Harris. Borrowings under the line of credit are unsecured and have a five-year term, that began on April 30, 1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life with a coupon interest rate of 8.64% paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         On November 7, 2000, the Company amended its unsecured $50.0 million term debt and the $50.0 million five-year revolving line of credit agreement. The amendment increases the borrowing rate ranges of both the term note and revolving line of credit. Under the amended line of credit, the Company can borrow at the prime rate plus 0.25% to 1.25% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.50% to 2.75% based on the Company's funded debt to EBITDAM (earnings before interest expense, income taxes, depreciation, amortization and minority interest) ratio. Under the amended term debt, the Company can borrow at the prime rate plus 0.25% to 1.50% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.75% to 3.00% based on the Company's funded debt to EBITDAM ratio. The credit facility also contains certain financial covenants which were amended. These covenants require that the Company maintain required levels of EBITDAM, funded debt to EBITDAM and fixed charge coverage ratios. In addition, there are limitations on additional indebtedness as well as acquisitions and minority interest purchases. The Company was in compliance with the amended financial covenants as of September 30, 2000. A second amendment, which changes the required levels related to the financial covenants for periods subsequent to September 30, 2000, is contingent upon the Company successfully amending the financial covenant requirements pertaining to the Notes with an effective date on or before December 31, 2000.

OUTLOOK, RISKS AND UNCERTAINTIES

         This "Outlook, Risks and Uncertainties" section contains statements regarding expectations, hopes, beliefs, intentions or strategies regarding the future which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. The Company assumes no liability to update any such forward-looking statements. In addition to those mentioned elsewhere in this section, such risks and uncertainties include the impact of competitive pressures in the marketplace, including the entry of new, web-based competitors, the degree and rate of market growth in the intermodal, brokerage and logistics markets served by the Company, changes in rail and truck capacity, further consolidation of rail carriers, rail service conditions, changes in governmental regulation, adverse weather conditions, fuel surcharges, changes in the cost of services from rail, drayage and other vendors and fluctuations in interest rates.

Liquidity and Capital Resources

         Subject to the contingent language below, the Company believes that cash to be provided by operations and cash available under its line of credit will be sufficient to meet the Company's short-term working capital and capital expenditure needs. The Company believes that the aforementioned items in addition to the Company's ability to renew its line of credit are sufficient to meet its anticipated long-term working capital, capital expenditure and debt repayment needs.

         Should the Company be unable to successfully amend the Notes agreement with an effective date on or before December 31, 2000, the Company would most likely be in default of this agreement as well as its unsecured bank term debt and line of credit agreement. Although there can be no assurances, the Company believes it will be able to successfully amend the Notes agreement prior to a default in the agreement.

        The Company had capital expenditures of approximately $20.0 million during the nine month period ended September 30, 2000. Capital expenditures were principally incurred in the development of the Company's new operating system, e-business initiatives and certain logistics applications.

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

                                                HUB GROUP, INC.


DATE:  November 13, 2000                        /S/ JAY E. PARKER
                                                -----------------
                                                Jay E. Parker
                                                Vice President-Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.

10.12 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank.