Form 10-K
period 2000-12-31
HUB GROUP INC
filed 2001-03-16
CIK 940942

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
                  For the fiscal year ended December 31, 2000
                                       OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

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

                      CLASS A COMMON STOCK, $.01 PAR VALUE

                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates on March 15, 2001, based upon the last reported sale price on that date on the NASDAQ National Market of $9 1/8 per share, was $57,232,913.

On March 15, 2001, the Registrant had 7,046,050 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

     The Company operates through an extensive nationwide network of 27 offices or "Hubs." Each Hub is strategically located in a market that has a significant concentration of shipping customers and one or more railheads. Each Hub functions essentially as a stand-alone business managed locally by an executive with significant transportation experience. Local management is responsible for operations, customer service and regional marketing, while corporate management is responsible for group strategic planning and administration, financial services, relationships with the railroads and management information systems support. Hub Group also maintains a National Accounts sales force to provide centralized marketing of the Company's services to large and geographically diversified shippers.

     On March 18, 1996, Hub Group purchased Hub City Terminals, Inc. ("Hub Chicago") in a stock-for-stock acquisition. Concurrent with the acquisition of Hub Chicago, Hub Group completed the initial public offering of 4,261,250 shares of its Class A common stock (the "Class A Common Stock"). Through a series of acquisitions, Hub Group now owns a 65% partnership interest in Hub Group Distribution Services ("Hub Distribution"), which performs certain logistics functions, and wholly-owns each of its other operating subsidiaries (each of the operating subsidiaries and Hub Distribution are an "Operating Company" and collectively are the "Operating Companies"). Unless the context otherwise requires, references to "Hub Group" or the "Company" include Hub Chicago and the Operating Companies and their respective subsidiaries.

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

     LOGISTICS The Company has expanded its service capabilities as customers increasingly outsource their transportation needs. The Company has established a Supply Chain Solutions group with logistics expertise at its headquarters in Lombard. In addition, many of the Hubs have hired experienced logistics personnel exclusively dedicated to selling Hub's logistics service offering. The Supply Chain Solutions group acts as a central resource for the Hubs who then perform the actual logistics services.

     The Company currently offers various logistics services, including comprehensive transportation management, arranging for delivery to multiple locations at the shipment's destination, third party warehousing, less-than-truckload consolidation and other customized logistics services, as well as other non-traditional logistics services such as installation of point of sale merchandise displays. When providing complete transportation services, the Company essentially replaces the customer's transportation department. Once the Company is hired as a single source logistics provider, it negotiates with intermodal, railcar, truckload and less-than-truckload carriers to move the customer's product through the supply chain and then dispatches the move for the customer.

     To help manage its logistics business, the Company uses i2 TradeMatrix Plan and i2 TradeMatrix Fulfill from i2 Technologies, Inc. This sophisticated transportation management software enables Hub to offer supply chain planning tools and logistics managing, modeling, optimizing and monitoring tools for its customers. This software may be used by the Company when offering logistics management services to customers that ship via multiple modes, including intermodal, truckload, and less-than-truckload, allowing the Company to optimize mode and carrier selection and routing for its customers. This software is integrated with Hub's AIM system.

HUB NETWORK

     Over the past 30 years, Hub Group has grown from a single office with two employees into a network of 25 Hubs in the United States, one Hub in Canada and one Hub in Mexico. Hub Group also has several satellite sales offices. In developing this network, the Company has carefully selected each location to ensure coverage in areas with significant concentrations of shipping customers and one or more railheads. Hub Group currently has Hubs in the following cities:

    Atlanta            Houston              Milwaukee            St. Louis
    Baltimore          Indianapolis         New Orleans          Salt Lake City
    Boston             Kansas City          New York City        San Francisco
    Chicago (3)        Los Angeles          Pittsburgh           Seattle
    Cleveland          Memphis              Portland             Toledo
    Detroit            Mexico City          Rochester            Toronto
    Grand Rapids


The entire Hub network is interactively connected through the Company's AIM system. This enables Hub Group to move freight into and out of every major city in the United States and most locations in Canada and Mexico.

     Each Hub manages the freight originating in or destined for its service area. In a typical intermodal transaction, the customer contacts the local Hub to obtain shipping schedules and a price quote for a particular freight movement. The local Hub obtains the necessary intermodal equipment, arranges for it to be delivered to the customer by a drayage company and, after the freight is loaded, arranges for the transportation of the container or trailer to the rail ramp. Information is entered into the AIM system by the local Hub. This information is simultaneously transmitted through the AIM system to the Hub closest to the point of delivery. Hub's predictive track and trace technology then monitors the shipment to ensure that it will arrive as scheduled, alerting Hub's customer service personnel at the local Hub if there are service delays. The Hub closest to the point of delivery arranges for and confirms delivery by a drayage company. This arrangement among the Hubs is transparent to the customer and allows the customer to maintain its relationship solely with the originating Hub.

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

MARKETING AND CUSTOMERS

     The Company believes that fostering long-term customer relationships is critical to the Company's success. Through these long-term relationships, the Company is able to better understand its customer's needs and to tailor transportation services for a specific customer, regardless of the customer's size or volume. The Company currently has full time marketing representatives at each Hub with primary responsibility for servicing local and regional accounts. These sales representatives work from the 27 Hubs and the Company's satellite sales offices. This network provides a local marketing contact for small and medium shippers in most major metropolitan areas within the United States.

     In 1985, the Company established the National Accounts group to service the needs of the nation's largest shippers. The Company recognized that although large shippers originate freight from multiple locations throughout the country, their logistics function is usually centralized. The Company essentially mirrored this structure by servicing national accounts from a central location and parceling out the servicing of individual freight shipments to the appropriate Hub. There are currently 16 National Accounts sales representatives who report to the Company's Executive Vice President of National Accounts. The National Accounts sales representatives regularly call on the nation's largest shippers to develop business relationships and to expand the Company's participation in servicing their transportation needs. When a business opportunity is identified by a National Accounts sales representative, the Company's market development and pricing personnel and the local Hubs work together to provide a transportation solution tailored to the customer's needs. Local Hubs provide transportation services to National Accounts customers. After the plan is implemented, National Accounts' personnel maintain regular contact with the shipper to ensure customer satisfaction and to refine the process as necessary.

     This unique combination of local and regional marketing has produced a large, diverse customer base. The Company services customers in a wide variety of industries, including automotive, consumer products, printing, paper, retail, chemicals and electronics.

MANAGEMENT INFORMATION SYSTEMS

     A primary component of the Company's business strategy is the continued improvement of its AIM system and other technology to ensure that the Company will remain a leader among transportation providers in information processing for transportation services. The AIM system consists of IBM AS/400 computers located at a secure offsite data center. All of the Hubs are linked with these AS/400 computers and each other using a frame relay network. This configuration provides a real time environment for transmitting data among the Hubs and the

Company's headquarters using electronic data interchange ("EDI"), electronic mail and other protocols. It also allows Hub to communicate electronically with each railroad, certain drayage companies and those customers with EDI capabilities.

     The Company's proprietary AIM system is the primary mechanism used by the Hubs to handle the Company's intermodal and highway services business. The AIM system processes customer transportation requests, schedules and tracks shipments, prepares customer billing, establishes account profiles and retains critical information for analysis. The AIM system provides connectivity with each of the major rail carriers, enabling the Company to electronically schedule and track shipments in a real time environment. In addition, the AIM system's EDI features offer customers with EDI capability a completely paperless process, including load tendering, shipment dispatch, shipment tracking, customer billing and remittance processing. The Company aggressively pursues opportunities to establish EDI interfaces with its customers and carriers.

     The Company's website, www.hubgroup.com, is designed to allow Hub's customers and vendors to easily do business with Hub online. The Company launched the Vendor Interface portion of this website in early 2000. Through Vendor Interface, the Company tenders loads to its drayage partners using the internet rather than phones or faxes. Vendor Interface also captures event status information and helps facilitate appropriate payment. Vendor Interface usage grew steadily in 2000 and Hub currently tenders over 80% of its drayage loads using Vendor Interface and EDI. Hub launched the Customer Advantage portion of its website in early 2001. Customer Advantage allows customers to receive immediate pricing, place orders, track shipments and review historical shipping data over the internet. Current internet applications are, and future internet applications will be, integrated with the AIM system.

     During 2000, the Company updated and improved the operational software for its AIM system. The new software is designed to streamline operational processes, improve the quality of data available to the Company and its customers, better integrate its various systems and software applications and reduce inter-Company transactions. The Company is currently testing this new software and will begin using this new software once testing has been completed.

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

The Company has contracts with each of the following major railroads:

           Burlington Northern Santa Fe Railway        Kansas City Southern
           Canadian National                           Norfolk Southern
           Canadian Pacific                            Union Pacific
           CSX

The Company also has contracts with each of the following major fourth-party service providers: Mitsui O.S.K. Lines (America) Inc., Pacer International, Inc. and K-Line America, Inc..

     These contracts govern the transportation services and payment terms pursuant to which the Company's intermodal shipments are handled by the railroads. The contracts have staggered renewal terms with the earliest expiration occurring during 2001. While there can be no assurances that these contracts will be renewed, the Company has in the past successfully negotiated extensions of these contracts. Transportation rates are market driven and are typically negotiated between the Company and the railroads or fourth-party service providers on a customer specific basis. Consistent with industry practice, many of the rates negotiated by the Company are special commodity quotations ("SCQs"), which provide discounts from published price lists based on competitive market factors and are designed by the railroads or fourth-party service providers to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC. SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually six to 12 months.

     The Company also manages a fleet of containers under its Premier Service Network. This program began with the Burlington Northern and Santa Fe Railway Company ("BNSF") in May 1998 and in 1999 expanded to include the Norfolk Southern Corporation ("NS"). Under multi-year agreements with both the BNSF and NS, the Company manages, as of March 6, 2001, approximately 5,550 containers owned by the BNSF and 1,650 containers owned by the NS. These containers are for Hub's dedicated use on the BNSF and NS rail systems. The BNSF containers and the NS containers are fully interchangeable across both the BNSF and NS rail networks.

RELATIONSHIP WITH DRAYAGE COMPANIES

     In 1990, the Company instituted its "Quality Drayage Program," which consists of agreements and rules that govern the framework pursuant to which the drayage companies perform services for the Company. Participants in the program commit to provide high quality service along with clean and safe equipment, maintain a defined on-time performance level and follow specified procedures designed to minimize freight loss and damage. Whenever possible, the Company uses the services of drayage companies that participate in its Quality Drayage Program. However, during periods of high demand for drayage services or at the request of a customer, the Company will use the services of other drayage companies. The local Hubs negotiate drayage rates for transportation between specific origin and destination points. These rates generally are valid, with minor exceptions for fuel surcharge increases, for a period of one year.

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

RISK MANAGEMENT AND INSURANCE

     The Company requires all drayage companies participating in the Quality Drayage Program to carry at least $1.0 million in general liability insurance, $1.0 million in truckman's auto liability insurance and to obtain, either on their own or through the Company, $1.0 million in cargo insurance. Railroads, which are self-insured, provide limited cargo protection, generally up to $250,000 per shipment. To cover freight loss or damage when a carrier's liability cannot be established or a carrier's insurance is insufficient to cover the claim, the Company carries its own cargo insurance with a limit of $2.0 million per container or trailer and a limit of $20 million per occurrence. The Company also carries general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate with a companion $20.0 million umbrella policy on this general liability insurance.

GOVERNMENT REGULATION

     Hub Highway Services is licensed by the Department of Transportation ("DOT") as a broker in arranging for the transportation of general commodities by motor vehicle. To the extent that the Hubs perform truck brokerage services, they do so under the license granted to Hub Highway Services. The DOT prescribes qualifications for acting in this capacity, including a $10,000 surety bond which the Company has posted. To date, compliance with these regulations has not had a material adverse effect on the Company's results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

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

GENERAL

     EMPLOYEES As of February 28, 2001, the Company had approximately 1,590 employees. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

     OTHER No material portion of the Company's operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. None of the Company's patents and trademarks is believed to be material to the Company. The Company's business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

ITEM 2.       PROPERTIES

     The Company directly, or indirectly through the Operating Companies, operates 43 offices throughout the United States and in Canada and Mexico, including the Company's headquarters in Lombard, Illinois and its Company-owned drayage operations. The office building used by the Hub located in Toledo is owned, and the remainder are leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of the Company's leases expire in the near term, the Company does not believe that it will have difficulty in renewing them or in finding alternative office space. The Company believes that its offices are adequate for the purposes for which they are currently used.

ITEM 3.       LEGAL PROCEEDINGS

     The Company is a party to routine litigation incident to its business, primarily claims for freight lost or damaged in transit or improperly shipped. Many of the lawsuits to which the Company is party are covered by insurance and are being defended by the Company's insurance carriers. Management does not believe that the litigation to which it is currently a party, if determined adversely to the Company, would individually or in the aggregate have a materially adverse effect on the Company's financial position or results of operations. See Item 1 Business - Risk Management and Insurance.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of March 7, 2001 with respect to each person who is an executive officer of the Company.

        Name             Age                     Position
  ------------------    -----   -----------------------------------------------
  Phillip C. Yeager       73    Chairman of the Board of Directors
  David P. Yeager         47    Vice Chairman of the Board of Directors and
                                Chief Executive Officer
  Thomas L. Hardin        55    President, Chief Operating Officer and Director
  Mark A. Yeager          36    President-Field Operations
  Donald G. Maltby        46    President-Hub Online
  Jay E. Parker           36    Vice President-Finance, Chief Financial Officer
                                  and Treasurer
  John T. Donnell         61    Executive Vice President-National Accounts
  Richard M. Rogan        61    President-Hub Highway Services, Executive
                                Vice President-Marketing
  Daniel L. Sellers       45    Vice President-Information Services and Chief
                                Information Officer
  David C. Zeilstra       31    Vice President, Secretary and General Counsel


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

     Thomas L. Hardin has served as the Company's President since October 1985 and has served as Chief Operating Officer and a director of the Company since March 1995. From January 1980 to September 1985, Mr. Hardin was Vice President-Operations and from June 1972 to December 1979, he was General Manager of the Company. Prior to joining the Company, Mr. Hardin worked for the Missouri Pacific Railroad where he held various marketing and pricing positions. Mr. Hardin is the former Chairman of the Intermodal Association of North America.

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

     Donald G. Maltby has served as President - Hub Online, the Company's e-commerce division, since February 2000. From July 1990 through January 2000, Mr. Maltby served as the President of the Company's Hub in Cleveland. Prior to joining Hub Group, Mr. Maltby served as President of Lyons Transportation, a wholly-owned subsidiary of Sherwin Williams Company, from 1988 to 1990. In his career at Sherwin Williams, which began in 1981 and continued until he joined the Company in 1990, Mr. Maltby held a variety of management positions, including Vice-President of Marketing and Sales for their Transportation Division. Mr. Maltby has been in the Transportation and Logistics industry since 1976. Mr. Maltby received a Masters in Business Administration from Baldwin Wallace College in 1982 and a Bachelor of Science degree from the State University of New York in 1976.

     Jay E. Parker has been the Company's Vice President of Finance, Chief Financial Officer and Treasurer since June 1999. From July 1995 through May 1999, Mr. Parker was the Company's Corporate Controller. Prior to joining the Company, Mr. Parker was the Director of Financial Reporting at Discovery Zone, Inc. from July 1994 through June 1995 and held various positions, including Audit Manager, with Arthur Andersen from December 1988 through June 1994. Mr. Parker received a Masters of Accounting Science from Northern Illinois University in 1988, became a Certified Public Accountant in 1987 and received a Bachelor of Science degree in Finance from Northern Illinois University in 1986.

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

                                     PART II

ITEM 5.       MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

     The Class A Common Stock of the Company trades on the NASDAQ National Market tier of The NASDAQ Stock Market ("NASDAQ") under the symbol "HUBG." Set forth below are the high and low prices for shares of the Class A Common Stock of the Company for each full quarterly period in 1999 and 2000.

                              1999                             2000
                              ----                             ----
                        HIGH        LOW                  HIGH        LOW
                      --------    ---------            --------    -------
  First Quarter       $23 3/4     $18 7/8              $20 1/2     $15 1/4

  Second Quarter      $27 7/8     $21                  $15 1/8     $10 1/2

  Third Quarter       $27 1/16    $20 7/16             $14 1/2     $9 9/16

  Fourth Quarter      $21         $14 11/16            $9 10/16    $6 1/2

     On March 7, 2001, there were approximately 40 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 1,450 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On March 7, 2001, there were 11 holders of record of the Company's Class B common stock (the "Class B Common Stock" together with the Class A Common Stock, the "Common Stock").

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

ITEM 6.        SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (in thousands except per share data)

                                                                           YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------
                                                         2000          1999          1998        1997(1)       1996(2)
                                                     ------------ ------------- ------------ -------------- --------------
STATEMENT OF OPERATIONS DATA:
Revenue                                              $ 1,384,379   $ 1,296,799  $ 1,145,906   $ 1,064,479    $  754,243
Gross margin                                             173,278       162,415      138,334       129,855        91,564
Operating income                                          18,399        30,134       26,406        33,495        27,925
Income before minority interest and taxes                  7,872        23,659       25,324        32,869        27,704
Income before taxes                                        7,825        18,384       15,205        15,874        11,338
Historical net income                                      4,617        10,846        8,908         9,525         7,044
Historical basic earnings per common share           $      0.60   $      1.41  $      1.16   $      1.48    $     1.41
Historical diluted earnings per common share         $      0.60   $      1.40  $      1.15   $      1.46    $     1.39
Pro forma provision for additional income taxes(3)                                                                  241
Pro forma net income                                                                                         $    6,803
Pro forma basic earnings per common share                                                                    $     1.36
Pro forma diluted earnings per common share                                                                  $     1.35

                                                                              AS OF DECEMBER 31,
                                                     ---------------------------------------------------------------------
                                                         2000          1999          1998        1997(1)       1996(2)
                                                     ------------ ------------- ------------ ------------- ---------------
BALANCE SHEET DATA:
Working capital                                      $       477   $    21,912  $    20,313   $    15,209    $   15,877
Total assets                                             467,245       441,119      304,791       267,826       201,225
Long-term debt, excluding current portion                109,089       131,414       29,589        22,873        28,714
Stockholders' equity                                     135,772       131,124      119,673       110,462        46,124

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

BUSINESS COMBINATIONS

         On April 1, 1998, the Company acquired all of the outstanding stock of Quality Intermodal Corporation ("Quality"). Quality primarily offered intermodal and truckload brokerage services with offices in Houston, Dallas, Los Angeles, Chicago, Atlanta and Philadelphia. The Company absorbed the Quality business directly into its existing operations.

         On August 1, 1998, the Company acquired the rights to service the customers of Corporate Express Distribution Services ("CEDS") as well as certain fixed assets. The CEDS business is being operated by Hub Group Distribution Services ("Hub Distribution"), the Company's niche logistics services provider. CEDS was a provider of niche logistics services including a pharmaceutical sample delivery operation.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUE

         Revenue for the Company increased 6.8% to $1,384.4 million in 2000 from $1,296.8 million in 1999. Early in 2000, the Company's underlying rail and truckload carriers began passing on significant price increases related to the increase in the cost of fuel. Accordingly, the Company increased the prices it charges its customers. Based on the timing and magnitude of these increases, management estimates that such increases caused the Company's revenue to grow 4% to 5% for the year. Absent this increase, management estimates that revenue growth would have ranged from 2% to 3% for the year. Intermodal revenue increased 3.9% over 1999. Management believes that this slower than historical growth in intermodal is due in part to a softening economy and the termination of a significant customer contract in November 1999. Truckload brokerage revenue increased 5.7% over 1999. Logistics revenue increased 29.2% compared to 1999. This increase was primarily due to growth in the Company's supply chain solutions logistics services revenue.

GROSS MARGIN

         Gross margin increased 6.7% to $173.3 million in 2000 from $162.4 million in 1999. Gross margin as a percentage of revenue remained constant at 12.5%.

SALARIES AND BENEFITS

         Salaries and benefits increased 14.4% to $96.2 million in 2000 from $84.1 million in 1999. As a percentage of revenue, salaries and benefits increased to 6.9% from 6.5% in 1999. The increase in the percentage is primarily attributed to increased headcount supporting the Company's growing base of service offerings, information technology initiatives and e-business initiatives. The additional service offerings include the operational and sales support of boxcar, flat bed, expedited and certain logistics applications. Additionally, in the fourth quarter of 2000, the Company recognized a $0.3 million charge related to severance primarily for accounting personnel as part of a plan to centralize the Company's accounting functions at its corporate headquarters in 2001.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 22.5% to $46.8 million in 2000 from $38.2 million in 1999. As a percentage of revenue, these expenses increased to 3.4% from 2.9% in 1999. The increase as a percentage of revenue is primarily attributed to expenditures related to equipment leases, data center and data communications costs and rent. The increase in equipment leases is primarily due to the leasing of computer hardware required to support both newly developed and future software applications. The increase in data communication costs and costs associated with the recently outsourced data center are related to supporting the Company's information technology initiatives. Rent expense increased as the Company's operating units were required to obtain larger office space to accommodate operations.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 51.9% to $6.1 million in 2000 from $4.0 million in 1999. This expense as a percentage of revenue increased to 0.4% from 0.3% in 1999. The increase is primarily related to the amortization of internally developed software for the Company's e-business initiatives. Additionally, in the fourth quarter of 2000, the Company recognized $0.5 million in additional depreciation due primarily to a change in estimated useful lives of various assets that will no longer be used once the new operating system is completed.

AMORTIZATION OF GOODWILL

         Amortization of goodwill increased 13.3% to $5.7 million from $5.1 million in 1999. The expense as a percentage of revenue remained constant at 0.4%. The $0.6 million increase in expense over 1999 is attributable to having a full year of amortization of the goodwill associated with the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase.

OTHER INCOME (EXPENSE)

         Interest expense increased to $11.4 million in 2000 from $8.6 million in 1999. The increase in interest expense is due primarily to having a full year of the debt required to fund the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase.

         Interest income decreased to $0.8 million in 2000 from $0.9 million in 1999. The primary cause for this decrease is the Company's increased concentration of cash balances to reduce debt and minimize related interest expense.

         Other income decreased to $0.1 million in 2000 from $1.2 million in 1999. This decrease is primarily attributed to $1.0 million of non-recurring income recognized in 1999 upon execution of a confidential agreement with one of the Company's vendors.

MINORITY INTEREST

         Minority interest decreased to $0.0 million in 2000 from $5.3 million in 1999. Minority interest as a percentage of income before minority interest and provision for income taxes was 0.6% in 2000 compared to 22.3% in 1999. The decrease in the percentage is attributed to the lack of income for Hub Distribution and the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase.

PROVISION FOR INCOME TAXES

         The provision for income taxes decreased 57.4% to $3.2 million in 2000 compared to $7.5 million in 1999. The Company provided for income taxes using an effective rate of 41.0% in both years.

NET INCOME

         Net income decreased 57.4% to $4.6 million in 2000 from $10.8 million in 1999.

EARNINGS PER COMMON SHARE

         Basic earnings per common share decreased 57.4% to $0.60 in 2000 from $1.41 in 1999. Diluted earnings per common share decreased 57.1% to $0.60 in 2000 from $1.40 in 1999.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUE

         Revenue for the Company increased 13.2% to $1,296.8 million in 1999 from $1,145.9 million in 1998. Intermodal revenue increased 6.2% over 1998. Management believes that the service disruption from the split-up of Conrail which began on June 1, 1999, negatively impacted intermodal revenue growth. Truckload brokerage revenue increased 19.3% over 1998. The Company has successfully grown truckload brokerage by cross-selling to its intermodal customers and employing dedicated and experienced personnel in each Hub. Logistics revenue increased 88.3% compared to 1998. This increase was primarily due to the increase in revenue from the Company's niche logistics services performed by Hub Distribution.

GROSS MARGIN

         Gross margin increased 17.4% to $162.4 million in 1999 from $138.3 million in 1998. Gross margin as a percentage of revenue increased to 12.5% from 12.1% in 1998. Management believes the primary cause of this increase is the growth in niche logistics services, which earns a higher gross margin percentage of revenue than does the Company's core intermodal and brokerage service offerings.

SALARIES AND BENEFITS

         Salaries and benefits increased 16.0% to $84.1 million in 1999 from $72.5 million in 1998. As a percentage of revenue, salaries and benefits increased to 6.5% from 6.3% in 1998. The increase in the percentage is primarily attributed to the increased headcount supporting the Company's information technology initiatives and growth in niche logistics services. The Company's niche logistics services requires a higher level of salaries and benefits as compared to revenue than does the Company's core intermodal and brokerage service offerings.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 16.3% to $38.2 million in 1999 from $32.9 million in 1998. These expenses as a percentage of revenue remained constant at 2.9%. While the percentage of revenue is consistent with the prior year, the $5.3 million increase in expenses is primarily attributed to information systems, travel and outside services. The Company's increased information systems expenditures related to consulting, Year 2000 remediation and validation, and enhancements to the Company's operating system. Travel and related expenses increased due primarily to a national sales meeting held in 1999 that was not held in the previous year and increased expenditures to support growth in the Company's niche logistics services. Outside service expenditures relate to contracted temporary labor and other services to handle increased business for niche logistics services and outside sales commissions.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 9.5% to $4.0 million in 1999 from $3.7 million in 1998. This expense as a percentage of revenue remained constant at 0.3%.

AMORTIZATION OF GOODWILL

         Amortization of goodwill increased 74.1% to $5.1 million in 1999 from $2.9 million in 1998. The expense as a percentage of revenue increased to 0.4% from 0.3% in 1998. The increase in expense is primarily attributable to the amortization of the goodwill associated with the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

         In the second quarter of 1999, a $0.9 million pretax charge was recorded relating to certain operating software applications. Specifically, $0.7 million of this charge was attributable to a write-down of the Visual Movement software previously used primarily for brokerage. The Visual Movement software is no longer being used by the Company and was replaced with enhancements to the Company's proprietary intermodal operating software during the second quarter of 1999. These enhancements allow for greater network visibility of loads. The remaining $0.2 million impairment loss related to the write-down of a logistics software program. The fair value was determined based on the estimated future cash flows attributable to the single customer using this program. The Company installed a new software package in 1999 that provides enhanced functionality for its operational applications.

OTHER INCOME (EXPENSE)

         Interest expense increased to $8.6 million in 1999 from $2.5 million in 1998. The increase in interest expense is due primarily to the additional debt required to fund the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase. In addition, debt increased as a result of the acquisition of Quality and the purchase of the minority interests in the Texas Hubs in April 1998.

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

MINORITY INTEREST

         Minority interest decreased 47.9% to $5.3 million in 1999 from $10.1 million in 1998. Minority interest as a percentage of income before minority interest and provision for income taxes was 22.3% in 1999 compared to 40.0% in

1998. The decrease in the percentage is primarily attributed to the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase as well as the purchase of minority interests in the Texas Hubs in April 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

         Cash provided by operating activities for the year ended December 31, 2000, was approximately $41.4 million, which resulted primarily from an increase in accounts payable and accrued expenses of $27.3 million, non-cash charges of $16.0 million and net income of $4.6 million, offset by a $5.5 million increase in accounts receivable and a $0.8 million increase in prepaid expenses and other current assets, all of which were primarily related to the overall growth of the Company.

         Net cash used in investing activities for the year ended December 31, 2000, was $26.6 million related to capital expenditures. The capital expenditures were principally made to enhance the Company's information system capabilities. The most significant projects were Customer Advantage, a web-based system used to transact business with our customers, and a customized operating system.

         The net cash used in financing activities for the year ended December 31, 2000, was $16.6 million. This was primarily comprised of $10.0 million of voluntary payments on the Company's line of credit and $6.2 million of scheduled payments on the Company's term debt, installment notes and capital leases.

         The Company maintains a multi-bank credit facility. The facility is comprised of $50.0 million in term debt and a $50.0 million revolving line of credit. At December 31, 2000, there was $42.0 million of outstanding term debt and $24.0 million outstanding and $26.0 million unused and available under the line of credit. Borrowings under the line of credit are unsecured and have a five-year term that began on April 30, 1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004.

         On November 7, 2000, the Company amended its unsecured $50.0 million term debt and the $50.0 million five-year revolving line of credit agreement. The amendment increases the borrowing rate ranges of both the term note and revolving line of credit. Under the amended line of credit, the Company can borrow, at its option, at the prime rate plus 0.25% to 1.25% or at a rate established at the bank's discretion on a day-to-day basis. The Company may also borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.50% to 2.75% based on the Company's funded debt to EBITDAM (earnings before interest expense, income taxes, depreciation, amortization and minority interest) ratio. Under the amended term debt, the Company can borrow at the prime rate plus 0.25% to 1.50% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.75% to 3.00% based on the Company's funded debt to EBITDAM ratio. The credit facility also contains certain financial covenants which were amended.

These covenants require that the Company maintain required levels of EBITDAM, funded debt to EBITDAM and fixed charge coverage ratios. The amendment has an additional financial covenant that limits capital expenditures for 2001. The Company was in compliance with the financial covenants that were effective as of December 31, 2000.

         On February 26, 2001, the Company executed a second amendment of its unsecured $50.0 million term debt and the $50.0 million five-year revolving line of credit agreement. The amendment has an additional financial covenant that limits capital expenditures for 2002. All provisions of the November 7, 2000 amendment remained unchanged.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life. Interest is paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         On February 26, 2001, the Company amended the Notes. The amendment, effective December 31, 2000, increases the borrowing rate from 8.64% to 9.14%. The Notes also contain certain financial covenants which were amended. These covenants require that the Company maintain required levels of funded debt to EBITDAM and fixed charge coverage ratios. The amendment has an additional financial covenant that provides limitations on capital expenditures for 2001 and 2002. The Company was in compliance with the financial covenants that were effective as of December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities". In June 1999, The FASB issued Statement 137 ("Statement 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. As a result of Statement 137, the Company will adopt Statement 133, as amended, in the first quarter of 2001. The application of Statement 133, as amended, will not have a material effect on the Company's financial position or results of operations.

             In March 2000, the FASB issued Interpretation No. 44 ("Interpretation 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). Interpretation 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for the exchange of stock compensation awards in a business combination. Interpretation 44 was effective July 1, 2000, but certain conclusions in Interpretation 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of Interpretation 44 did not have a material impact on the Company's financial position or results of operations.

OUTLOOK, RISKS AND UNCERTAINTIES

         Except for historical data, the information contained in this Annual Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to, those contained in this "Outlook, Risks and Uncertainties" section regarding expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The Company assumes no liability to update any such forward-looking statements. In addition to those mentioned elsewhere in this section, such risks and uncertainties include the impact of competitive pressures in the marketplace, including the entry of new, web-based competitors and direct marketing efforts by the railroads, the degree and rate of market growth in the intermodal, brokerage and logistics markets served by the Company, changes in rail and truck capacity, further consolidation of rail carriers, deterioration in relationships with existing rail carriers, rail service conditions, changes in governmental regulation, adverse weather conditions, fuel shortages, changes in the cost of services from rail, drayage and other vendors and fluctuations in interest rates.

BUSINESS COMBINATIONS/DIVESTITURES

         Management believes that future acquisitions or dispositions made by the Company could significantly impact financial results. Financial results most likely to be impacted include but are not limited to revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, minority interest, net income and the Company's debt level. Financial results may be impacted by additional factors as discussed below.

REVENUE

         Management believes that the performance of the railroads, elimination of fuel surcharges and a more severe or prolonged slow-down of the economy are the most significant factors that could negatively influence the Company's revenue growth rate. The service disruptions in the intermodal industry due to the split-up of Conrail, which began on June 1, 1999, appear to have been significantly rectified. Should this trend reverse, the Company believes its intermodal growth rate would likely be negatively impacted. Should there be further consolidation in the rail industry, causing a similar or more severe service disruption, the Company believes its intermodal growth rate would likely be negatively impacted. Should there be another significant service disruption, the Company expects there may be some customers who would switch from using the Company's intermodal service to other carriers' over-the-road service. The Company expects these customers may choose to continue to utilize these carriers even when intermodal service levels are restored. Starting in the Spring of 2000, the Company has billed its customers on average an additional 5-6% to cover the costs of fuel surcharges. Should fuel surcharges be eliminated or reduced significantly, the Company expects that the revenue growth rate could be negatively impacted. Other factors that could negatively influence the Company's growth rate include, but are not limited to, the entry of new web-based competitors, inadequate drayage service and inadequate equipment supply.

GROSS MARGIN

         Management expects fluctuations in the gross margin percentage from quarter-to-quarter caused by changes in business mix, intermodal margins, highway brokerage margins, logistics business margins, trailer and container capacity, vendor pricing, intermodal industry growth, intermodal industry service levels, competition and accounting estimates.

SALARIES AND BENEFITS

         It is anticipated that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between revenue increases and changes in levels of staffing. Should the Company eliminate positions due to automation resulting from systems enhancements or centralizing functions, this expense, as a percent of revenue, is likely to be reduced. Additional factors that could affect the percentage from staying in the recent historical range are revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, such as the Company's expedited services initiative, changes in customer requirements and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

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

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Management estimates that as a percentage of revenue depreciation and amortization of property and equipment will increase significantly in the future. The most significant factor that will cause an increase in the percentage is increased software amortization related to improvements in the Company's information systems. During the first half of 2001, the Company expects to place in service its new proprietary operating system, a purchased logistics package and various web applications. Additionally, the Company has accelerated depreciation due to a change in estimated useful lives of various assets to be replaced by this new operating system. This change in estimate will result in additional depreciation of approximately $0.9 million in the first quarter of 2001. Additional factors that could cause an increase in the percentage are increased depreciation expense if the Company decided to purchase rather than lease a greater proportion of assets or accelerating depreciation due to changes in useful lives of existing assets.

AMORTIZATION OF GOODWILL

         Management estimates that amortization of goodwill will likely remain relatively consistent with the prior year. Additional acquisitions resulting in the recording of goodwill could cause an increase in the percentage.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

        On an ongoing basis, the Company assesses the realizability of its assets. If, at any point during the year, management determines that an impairment exists, the carrying amount of the asset is reduced by the estimated impairment with a corresponding charge to earnings. If it is determined that an impairment exists, management estimates that the write down of specific assets could have a material adverse impact on earnings.

OTHER INCOME (EXPENSE)

         Management estimates that as a percentage of revenue interest expense will likely remain relatively consistent with the prior year. Items that could cause higher debt costs in the future include an increase in the interest rates as a result of amending the Company's Notes or credit facilities and a reduction in capitalized interest from placing internally developed software into service. Such higher costs could be offset by debt repayments anticipated in the year 2001. Factors that could cause interest to fluctuate higher or lower than forecasted are changes in lending rates, unanticipated debt repayments, unanticipated working capital needs, unanticipated software development expenses and unanticipated capital expenditures.

         Management estimates that as a percentage of revenue interest income will likely remain relatively consistent with the prior year. Factors that could cause a change are the possible use of cash to make debt repayments, fund working capital needs and fund capital expenditures.

MINORITY INTEREST

         Management estimates that minority interest as a percentage of revenue will likely increase slightly in the future compared to 2000, based on the expected profitability of Hub Distribution. Acquisitions of entities with a minority interest, disposition of Hub Distribution or fluctuations in profitability of Hub Distribution could have a material impact on minority interest percentages of income before minority interest.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that cash to be provided by operations, cash available under its lines of credit and the Company's ability to obtain additional credit will be sufficient to meet the Company's short-term working capital and capital expenditure needs. The Company believes that the aforementioned items are sufficient to meet its anticipated long-term working capital, capital expenditure and debt repayment needs.

         The Company estimates that its capital expenditures will not exceed $12.0 million and $15.0 million in 2001 and 2002, respectively.

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

         The Company has both fixed and variable rate debt as described in Note
8. The Company has entered into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap is to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 2000, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 9.19% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

         The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accountants                                    21

Consolidated Balance Sheets - December 31, 2000 and December 31, 1999       22

Consolidated Statements of Operations - Years ended December 31, 2000,
  December 31, 1999 and December 31, 1998                                   23

Consolidated Statements of Stockholders' Equity - Years ended December
  31, 2000, December 31, 1999 and December 31, 1998                         24

Consolidated Statements of Cash Flows - Years ended December 31, 2000,
  December 31, 1999 and December 31, 1998                                   25

Notes to Consolidated Financial Statements                                  26

Schedule II - Valuation and Qualifying Accounts                             S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Hub Group, Inc.:

         We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (a Delaware corporation) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hub Group, Inc. as of December 31, 2000 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

                                                     ARTHUR ANDERSEN LLP

Chicago, Illinois
January 31, 2001
(except with respect to the
matter discussed in Note 8,
as to which the date is
February 26, 2001)

                                 HUB GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                      2000             1999
                                                                                ---------------  --------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                   $        -       $     1,865
      Accounts receivable, net                                                        195,765          190,221
      Deferred taxes                                                                    7,933              408
      Prepaid expenses and other current assets                                         3,609            2,771
                                                                                ---------------  --------------
         TOTAL CURRENT ASSETS                                                         207,307          195,265

    PROPERTY AND EQUIPMENT, net                                                        43,854           24,244
    GOODWILL, net                                                                     213,907          219,648
    OTHER ASSETS                                                                        2,177            1,962
                                                                                ---------------  --------------
         TOTAL ASSETS                                                             $   467,245      $   441,119
                                                                                ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
         Trade                                                                    $   166,743      $   141,592
         Other                                                                          8,529           11,246
      Accrued expenses
         Payroll                                                                        9,559            7,936
         Other                                                                          9,658            6,384
      Current portion of long-term debt                                                12,341            6,195
                                                                                ---------------  --------------
           TOTAL CURRENT LIABILITIES                                                  206,830          173,353

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                         109,089          131,414
    DEFERRED TAXES                                                                     15,202            4,469
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                                     352              759
    STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
         issued or outstanding in 2000 and 1999.                                           -                -
      Common stock,
         Class A:  $.01 par value; 12,337,700 shares authorized; 7,046,050 shares issued and outstanding in 2000, 7,043,950 shares issued and
           outstanding in 1999.                                                            70               70
         Class B:  $.01 par value; 662,300 shares authorized; 662,296 shares
           issued and outstanding in 2000 and 1999.                                         7                7
      Additional paid-in capital                                                      110,817          110,786
      Purchase price in excess of predecessor basis                                   (25,764)         (25,764)
      Tax benefit of purchase price in excess of predecessor basis                     10,306           10,306
      Retained earnings                                                                40,336           35,719
                                                                                ---------------  --------------
         TOTAL STOCKHOLDERS' EQUITY                                                   135,772          131,124
                                                                                ---------------  --------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   467,245      $   441,119
                                                                                ===============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 HUB GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                           YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                       2000           1999           1998
                                                                  -------------- -------------- --------------

Revenue                                                            $  1,384,379   $  1,296,799   $  1,145,906

Transportation costs                                                  1,211,101      1,134,384      1,007,572
                                                                  -------------- -------------- --------------
       Gross margin                                                     173,278        162,415        138,334

Costs and expenses:
     Salaries and benefits                                               96,201         84,082         72,465
     Selling, general and administrative                                 46,840         38,232         32,885
     Depreciation and amortization of property and equipment              6,097          4,014          3,666
     Amortization of goodwill                                             5,741          5,069          2,912
     Impairment of property and equipment                                    -             884             -
                                                                  -------------- -------------- --------------
       Total costs and expenses                                         154,879        132,281        111,928

          Operating income                                               18,399         30,134         26,406
                                                                  -------------- -------------- --------------

Other income (expense):
     Interest expense                                                   (11,442)        (8,592)        (2,480)
     Interest income                                                        779            926          1,014
     Other, net                                                             136          1,191            384
                                                                  -------------- -------------- --------------
       Total other expense                                              (10,527)        (6,475)        (1,082)

Income before minority interest and provision for income taxes            7,872         23,659         25,324
                                                                  -------------- -------------- --------------

Minority interest                                                            47          5,275         10,119
                                                                  -------------- -------------- --------------

Income before provision for income taxes                                  7,825         18,384         15,205

Provision for income taxes                                                3,208          7,538          6,297
                                                                  -------------- -------------- --------------

Net income                                                         $      4,617   $     10,846   $      8,908
                                                                  ============== ============== ==============

Basic earnings per common share                                    $       0.60   $       1.41   $       1.16
                                                                  ============== ============== ==============
Diluted earnings per common share                                  $       0.60   $       1.40   $       1.15
                                                                  ============== ============== ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 HUB GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the three years ended December 31, 2000
                          (in thousands, except shares)

                                                                                            TAX BENEFIT
                                                                             PURCHASE       OF PURCHASE
                                           CLASS A & B                       PRICE IN          PRICE
                                          COMMON STOCK        ADDITIONAL     EXCESS OF     IN EXCESS OF                    TOTAL
                                     -----------------------   PAID-IN      PREDECESSOR     PREDECESSOR    RETAINED    STOCKHOLDERS'
                                        SHARES     AMOUNT      CAPITAL         BASIS           BASIS       EARNINGS        EQUITY
                                     ------------ ---------- ------------ --------------- -------------- ------------ --------------

Balance at January 1, 1998             7,653,246   $   77     $ 109,878    $   (25,764)    $    10,306    $  15,965    $    110,462
   Net income                                  -        -             -              -               -        8,908           8,908
   Exercise of non-qualified
     stock options                        19,000        -           303              -               -            -             303
                                     ------------ --------   ------------ --------------- -------------- ------------ --------------
Balance at December 31, 1998           7,672,246       77       110,181        (25,764)         10,306       24,873         119,673
   Net income                                  -        -             -              -               -       10,846          10,846
   Exercise of non-qualified
     stock options                        34,000        -           605              -               -            -             605
                                     ------------ --------   ------------ --------------- -------------- ------------ --------------
Balance at December 31, 1999           7,706,246       77       110,786        (25,764)         10,306       35,719         131,124
   Net income                                  -        -             -              -               -        4,617           4,617
   Exercise of non-qualified
     stock options                         2,100        -            31              -               -            -              31
                                     ------------ --------   ------------ --------------- -------------- ------------ --------------
Balance at December 31, 2000           7,708,346   $   77     $ 110,817    $   (25,764)    $    10,306    $  40,336    $    135,772
                                     ============ ========   ============ =============== ============== ============ ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 HUB GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                -----------------------------------------
                                                                                     2000          1999           1998
                                                                                ------------   ------------   -----------
Cash flows from operating activities:
    Net income                                                                   $    4,617     $   10,846     $   8,908
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                      6,875          5,013         4,743
         Amortization of goodwill                                                     5,741          5,069         2,913
         Impairment of property and equipment                                             -            884             -
         Deferred taxes                                                               3,208          1,754         6,008
         Minority interest                                                               47          5,275        10,119
         Loss on sale of assets                                                         128            205           135
         Changes in working capital, net of effects of purchase transactions:
          Accounts receivable, net                                                   (5,544)       (42,117)      (11,978)
          Prepaid expenses and other current assets                                    (838)         3,265        (4,018)
          Accounts payable                                                           22,434         21,416         8,933
          Accrued expenses                                                            4,897          1,649         2,758
          Other assets                                                                 (215)        (1,458)          167
                                                                                ------------   ------------   -----------
            Net cash provided by operating activities                                41,350         11,801        28,688
                                                                                ------------   ------------   -----------
Cash flows from investing activities:
    Cash used in acquisitions, net                                                        -              -        (3,989)
    Purchases of minority interest                                                        -       (108,710)       (6,730)
    Purchases of property and equipment, net                                        (26,613)       (11,234)       (3,975)
                                                                                ------------   ------------   -----------
            Net cash used in investing activities                                   (26,613)      (119,944)      (14,694)
                                                                                ------------   ------------   -----------
Cash flows from financing activities:
    Proceeds from sale of common stock                                                   31            605           303
    Distributions to minority interest                                                 (454)       (10,484)      (10,939)
    Payments on long-term debt                                                      (16,206)       (50,930)      (28,843)
    Proceeds from issuance of long-term debt                                             27        155,639        28,607
                                                                                ------------   ------------   -----------
            Net cash provided by/(used in) financing activities                     (16,602)        94,830       (10,872)
                                                                                ------------   ------------   -----------
Net increase/(decrease) in cash and cash equivalents                                 (1,865)       (13,313)        3,122
Cash and cash equivalents, beginning of period                                        1,865         15,178        12,056
                                                                                ------------   ------------   -----------
Cash and cash equivalents, end of period                                         $        -     $    1,865     $  15,178
                                                                                ------------   ------------   -----------
Supplemental disclosures of cash flow information Cash paid for:
       Interest                                                                  $   12,520     $    8,293     $   2,343
       Income taxes                                                                     567          2,474         2,680
    Non-cash financing activity:
       Acquisition purchase price adjustment of note payable                     $        -     $      150     $       -

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

CASH AND CASH EQUIVALENTS: The Company considers as cash equivalents all highly liquid instruments with an original maturity of three months or less. Checks outstanding, net, of approximately $23,494,000 and $13,638,000 at December 31, 2000 and 1999, respectively, are included in accounts payable.

RECEIVABLES: The Company's reserve for uncollectible accounts receivable was approximately $2,675,000 and $2,134,000 at December 31, 2000 and 1999,
respectively.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of applicable assets over their expected useful lives: buildings and improvements, 15 to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, 3 to 5 years; furniture and equipment, 3 to 10 years; and transportation equipment and automobiles, 3 to 12 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed five years, commencing when the asset is placed into service. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

GOODWILL: Goodwill is amortized on the straight-line method over 40 years. On an ongoing basis, the Company estimates the future undiscounted cash flows before interest of the operating units to which goodwill relates in order to evaluate impairment. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. The Company has not experienced any impairment of goodwill. Accumulated goodwill amortization was $15,774,000 and $10,032,000 as of December 31, 2000 and 1999, respectively.

CONCENTRATION OF CREDIT RISK: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. The Company primarily serves customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 1998, 1999 or 2000. The Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable risk is limited.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities". In June 1999, The FASB issued Statement 137 ("Statement 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued Statement 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133". Statement 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. As a result of Statement 137, the Company will adopt Statement 133, as amended, in the first quarter of 2001. The application of Statement 133, as amended, will not have a material effect on the Company's financial position or results of operations.

         In March 2000, the FASB issued Interpretation No. 44 ("Interpretation 44"), "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). Interpretation 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for the exchange of stock compensation awards in a business combination. Interpretation 44 was effective July 1, 2000, but certain conclusions in Interpretation 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of Interpretation 44 did not have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS: Certain items previously reported have been reclassified to conform with the 2000 presentation.

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

Business acquisitions which involved the use of cash were accounted for as follows:

                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                            1998
                                                      ---------------
                                                          (000'S)
Accounts receivable                                    $       8,453
Prepaid expenses and other current assets                         57
Property and equipment                                           398
Goodwill                                                       9,890
Other assets                                                       3
Accounts payable                                              (7,486)
Accrued expenses                                                (641)
Long-term debt                                                (6,685)
                                                      ---------------
Cash used in acquisitions, net                         $       3,989
                                                      ---------------

NOTE 4.  EARNINGS PER SHARE

         The following is a reconciliation of the Company's Earnings Per Share:

                                          YEAR ENDED                  YEAR ENDED                   YEAR ENDED
                                      DECEMBER 31, 2000           DECEMBER 31, 1999            DECEMBER 31, 1998
                                   ------------------------    ------------------------    -------------------------
                                      (000'S)                     (000'S)                      (000'S)
                                   --------------             ---------------              --------------
                                                  Per-Share                   Per-Share                    Per-Share
                                  INCOME   SHARES   AMOUNT    INCOME   SHARES   AMOUNT     INCOME  SHARES   AMOUNT
                                  ------   ------ ---------   -------  ------ ---------    ------  ------ ----------
HISTORICAL BASIC EPS
   Income available to
      common stockholders         $4,617    7,708    $0.60    $10,846   7,693    $1.41     $8,908   7,657     $1.16
                                  ------   ------ ---------   -------  ------ ---------    ------  ------ ----------
EFFECT OF DILUTIVE SECURITIES
   Stock options                       -        8        -          -      67        -          -      72         -
                                  ------   ------ ---------   -------  ------ ---------    ------  ------ ----------
HISTORICAL DILUTED EPS
   Income available to
      common stockholders
      plus assumed exercises      $4,617    7,716    $0.60    $10,846   7,760    $1.40     $8,908   7,729     $1.15
                                  ------   ------ ---------   -------  ------ ---------    ------  ------ ----------

NOTE 5.  PURCHASES OF MINORITY INTEREST

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

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                         2000           1999
                                                     -------------  ------------
                                                               (000'S)
Building and improvements                              $      57      $     56
Leasehold improvements                                     2,111         1,526
Computer equipment and software                           46,396        23,795
Furniture and equipment                                    7,635         6,365
Transportation equipment and automobiles                   3,678         4,742
                                                     -------------  ------------
                                                          59,877        36,484
Less:  Accumulated depreciation and amortization         (16,023)      (12,240)
                                                     -------------  ------------
    PROPERTY AND EQUIPMENT, net                        $  43,854      $ 24,244
                                                     =============  ============

         Depreciation expense was $6,875,000, $5,013,000 and $4,743,000 for
2000, 1999 and 1998, respectively. Depreciation expense for 2000 includes approximately $500,000 in additional depreciation due to the change in estimated useful lives of various assets that will no longer be used once the new operating system is completed.

NOTE 7.  INCOME TAXES

The following is a reconciliation of the Company's effective tax rate to the federal statutory tax rate:

                                          YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                        2000        1999        1998
                                     ----------  ----------  ----------
U.S. federal statutory rate             34.0%       35.0%       34.4%
State taxes, net of federal benefit      3.9         4.1         5.3
Goodwill amortization                    1.1         0.5         0.5
Other                                    2.0         1.4         1.2
                                     ----------  ----------  ----------
Net effective rate                      41.0%       41.0%       41.4%
                                     ----------  ----------  ----------

         The following is a summary of the Company's provision for income taxes:

                                          YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                        2000        1999        1998
                                     ----------  ----------  ----------
                                                  (000'S)
Current
    Federal                           $      -    $  5,177    $    250
    State and local                          -         607          39
                                     ----------  ----------  ----------
                                             -       5,784         289
                                     ----------  ----------  ----------
Deferred
    Federal                              2,878       1,570       5,206
    State and local                        330         184         802
                                     ----------  ----------  ----------
                                         3,208       1,754       6,008
                                     ----------  ----------  ----------
              Total provision         $  3,208    $  7,538    $  6,297
                                     ----------  ----------  ----------

The following is a summary of the Company's deferred tax assets and liabilities:

                                                                    YEARS ENDED DECEMBER 31,
                                                                  ----------------------------
                                                                      2000            1999
                                                                  -------------  -------------
                                                                            (000'S)
Reserve for uncollectible accounts receivable                      $    1,093     $      875
Accrued compensation                                                        -             98
Net operating loss carryforward                                         6,612              -
Subsequent adjustment reserve                                             472              -
Other reserves                                                            197              -
                                                                  -------------  -------------
    Current deferred tax asset                                          8,374            973

Accrued compensation                                                      938            490
Other                                                                      98             55
Income tax basis in excess of financial basis of goodwill               8,511          9,345
                                                                  -------------  -------------
    Long-term deferred tax asset                                        9,547          9,890
                                                                  -------------  -------------
        Total deferred tax asset                                   $   17,921     $   10,863
                                                                  -------------  -------------

Prepaids                                                           $      (13)    $     (170)
Receivables                                                              (428)          (395)
                                                                  -------------  -------------
    Current deferred tax liability                                       (441)          (565)

Property and equipment                                                 (7,453)          (132)
Goodwill                                                              (17,296)       (14,227)
                                                                  -------------  -------------
    Long-term deferred tax liability                                  (24,749)       (14,359)
                                                                  -------------  -------------
        Total deferred tax liability                               $  (25,190)    $  (14,924)
                                                                  -------------  -------------

NOTE 8.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Fair value approximates book value at the balance sheet dates.

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                                    2000         1999
                                                                                -----------  -----------
                                                                                         (000'S)
Installment notes payable due through 2001, monthly installments ranging from
  $1,587 to $7,112, including interest of 9.3%, collateralized by certain
  equipment                                                                      $      75    $     748
Bank lines of credit (see below)                                                    24,000       34,000
Unsecured term notes, with quarterly payments ranging from $1,250,000 to
  $2,000,000 with a balloon payment of $19,000,000 due March 31, 2004;
  interest is due quarterly at a floating rate based upon
  LIBOR (London Interbank Offered Rate) or Prime rate (see below).  At
  December 31, 2000, the interest rate was 9.19%                                    42,000       47,500
Unsecured notes, mature on June 25, 2009 with annual payments of $10,000,000 commencing on June 25, 2005; interest is paid quarterly
  at 9.14%                                                                          50,000       50,000
Unsecured notes payable due in one balloon payment of $5,225,000 on
  April 1, 2001; interest is due annually and is paid at 5.6%                        5,225        5,225
Capital lease obligations, collateralized by certain equipment                         130          136
                                                                                -----------  -----------
Total long-term debt                                                               121,430      137,609
Less current portion                                                               (12,341)      (6,195)
                                                                                -----------  -----------
                                                                                 $ 109,089    $ 131,414
                                                                                -----------  -----------

                  Aggregate principal payments, in thousands, due subsequent to December 31, 2000, are as follows:

2001                                                          $   12,341
2002                                                               8,035
2003                                                               8,038
2004                                                              43,014
2005 and thereafter                                               50,002
                                                              -----------
                                                              $  121,430
                                                              -----------

         On April 30, 1999, the Company closed on an unsecured $50.0 million five-year revolving line of credit and $50 million of term debt with a bank. On November 7, 2000 and February 26, 2001, the Company amended the debt agreement to provide generally less restrictive financial covenants. In consideration for the amendments, the interest rate was increased 0.25% and a limitation on capital expenditures was added for the years 2001 and 2002.

         The Company can borrow, at its option, under the amended $50 million revolving line of credit at the prime rate plus 0.25% to 1.25% or at a rate established at the bank's discretion on a day-to-day basis. The Company may also borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.50% to 2.75% based on the Company's funded debt to EBITDAM (earnings before interest expense, income taxes, depreciation, amortization and minority interest) ratio. The amended credit facility also contains certain financial covenants which, among others, requires that the Company maintain required levels of EBITDAM and net worth and ratios of fixed charge coverage and funded debt to EBITDAM. In addition, there are limitations on additional indebtedness, capital expenditures, acquisitions and minority interest purchases. The Company was in compliance with these covenants at December 31, 2000. Advances and weighted average interest rates on this line of credit were $24.0 million and 9.23% and $34.0 million and 8.82% at December 31, 2000 and 1999, respectively. There was $26.0 million and $16.0 million unused and available under the line of credit at December 31, 2000 and 1999, respectively.

         The amended $50 million of term debt is unsecured and has a floating interest rate. The Company can borrow at the prime rate plus 0.25% to 1.50% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus

1.75% to 3.00% based on the Company's funded debt to EBITDAM ratio. The amended unsecured term notes share the same financial covenants as noted above for the line of credit.

         On April 30, 1999, under the term notes and the $50.0 million line of credit debt agreement, the Company was required to enter into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap was to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 2000, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 9.19% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

         On June 25, 1999, the Company closed on $50.0 million of private placement debt. On February 26, 2001 the Company amended the debt agreement to provide generally less restrictive financial covenants effective December 31, 2000. In consideration for the amendments, the interest rate was increased 0.50% and a limitation on capital expenditures was added for the years 2001 and 2002. These notes are unsecured and have an eight-year average life with a coupon interest rate of 8.64% through December 31, 2000 and 9.14% thereafter. Interest is paid quarterly. The notes contain certain financial covenants which, among others, requires that the Company maintain required levels of net worth and ratios of fixed charge coverage and funded debt to EBITDAM. In addition, there are limitations on additional indebtedness, capital expenditures, acquisitions and minority interest purchases. The Company was in compliance with these covenants at December 31, 2000.

         On April 21, 2000, the Company authorized the issuance of a standby letter of credit for $1,000,000, which automatically renews each November 1.

NOTE 9.  CAPITALIZED INTEREST AND INTEREST EXPENSE

         Capitalized interest on qualifying assets under construction and total interest were as follows:

                                         YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                        2000        1999        1998
                                     ----------  ----------  ----------
                                                  (000'S)
Capitalized interest                  $    836    $    201    $      -
Interest expensed                       11,442       8,592       2,480
                                     ----------  ----------  ----------
Total interest incurred               $ 12,278    $  8,793    $  2,480
                                     ----------  ----------  ----------

NOTE 10. RENTAL EXPENSE AND LEASE COMMITMENTS

         Minimum annual rental commitments, in thousands, at December 31, 2000, under noncancellable operating leases, principally for real estate and equipment, are payable as follows:

2001                                                            $  11,630
2002                                                                8,849
2003                                                                5,321
2004                                                                2,899
2005                                                                1,819
2006 and thereafter                                                 9,791
                                                               -----------
                                                                $  40,309
                                                               -----------

         Total rental expense was approximately $13,230,000, $8,840,000 and $7,487,000 for 2000, 1999 and 1998, respectively. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.

NOTE 11. STOCK-BASED COMPENSATION PLAN

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

                                          YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                        2000        1999        1998
                                     ----------  ----------  ----------
Net income as reported (000's)           4,617      10,846       8,908
Net income pro forma
   for Statement 123 (000's)             3,805      10,359       8,501
Basic earnings per common share
   pro forma for Statement 123        $   0.49    $   1.35    $   1.11
Diluted earnings per common share
   pro forma for Statement 123        $   0.49    $   1.33    $   1.10

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

         For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming:

                                          YEARS ENDED DECEMBER 31,
                                     ----------------------------------
                                        2000        1999        1998
                                     ----------  ----------  ----------
Dividend yield                          0.00%       0.00%       0.00%
Risk-free interest rate                 6.25%       6.25%       5.10%
Volatility factor                      40.00%      40.00%      40.00%
Expected life in years                   6.0        6.0         6.0

Information regarding these option plans for 2000, 1999 and 1998 is as follows:

                                          2000                              1999                                1998
                            ---------------------------------  ----------------------------------  ---------------------------------
                                                WEIGHTED AVG.                       WEIGHTED AVG.                      WEIGHTED AVG.
                                   SHARES      EXERCISE PRICE       SHARES         EXERCISE PRICE       SHARES        EXERCISE PRICE
                            -----------------  --------------  -----------------   --------------  ------------------ --------------
Options outstanding,
   beginning of year                 892,800   $     17.86              469,300    $      16.58              401,800   $     15.86
Options exercised                     (2,100)        14.00              (34,000)          14.00              (19,000)        14.00
Options granted                      100,000         13.32              480,000           18.85              161,500         21.91
Options forfeited                   (112,900)        20.11              (22,500)          17.97              (75,000)        24.85
                            -----------------  --------------  -----------------   --------------  ------------------ --------------
Options outstanding,
   end of year                       877,800   $     17.07              892,800    $      17.86              469,300   $     16.58
Weighted average fair
   value of options
   granted during the year  $           6.53                   $           9.25                     $          10.30
Options exercisable at
   year end                          335,300                            220,400                              137,200
Option price range at end
   of year                  $ 8.31 to $28.16                   $14.00 to $28.16                     $14.00 to $28.16
Option price for exercised
   shares                   $          14.00                   $          14.00                     $          14.00
Options available for
   grant at end of year              262,400                            249,500                              107,000

                       OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
------------------------------------------------------------------   -----------------------------
                                    WEIGHTED AVG.    WEIGHTED AVG.                  WEIGHTED AVG.
    RANGE OF         NUMBER           REMAINING        EXERCISE         NUMBER        EXERCISE
 EXERCISE PRICES    OF SHARES     CONTRACTUAL LIFE       PRICE        OF SHARES        PRICE
----------------   -----------   ------------------  -------------   -----------   ---------------

$ 8.31 to $14.00     333,000               6.08       $     13.50       218,200     $      14.00
$17.66 to $19.94     506,000               8.84       $     18.78       121,600     $      18.99
$21.06 to $28.16      38,500               7.35       $     25.44        15,500     $      25.49
                   ----------    ------------------  -------------   -----------   ---------------
$ 8.31 to $28.16     877,800               7.72       $     17.07       355,300     $      16.21

NOTE 12. BUSINESS SEGMENT

         The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standards No. 131 ("Statement 131") "Disclosure About Segments of an Enterprise and Related Information". Under the enterprise wide disclosure requirements of Statement 131, the Company reports revenue, in thousands, for Intermodal Services, Brokerage Services, and Logistics Services as follows:

                                             YEARS ENDED DECEMBER 31,
                                     ----------------------------------------
                                         2000          1999          1998
                                     ------------  ------------  ------------
Intermodal Services                  $ 1,004,434   $   967,033   $   910,396
Brokerage Services                       207,617       196,434       164,706
Logistics Services                       172,328       133,332        70,804
                                     ------------  ------------  ------------
Total Revenue                        $ 1,384,379   $ 1,296,799   $ 1,145,906
                                     ------------  ------------  ------------

NOTE 13. PROFIT-SHARING PLAN

         The Company has two profit-sharing plans and trusts under section 401(k) of the Internal Revenue Code. Generally, for every dollar the employee contributes, the Company has contributed an additional $.20 up to $100. In addition, the Company, at its discretion, typically has made profit sharing contributions. Historically, the Company has contributed an amount equal to 3% of each participant's compensation up to a maximum of $5,100. The Company's contributions to the Plan were approximately $1,684,000, $1,645,000 and $1,458,000 for 2000, 1999 and 1998, respectively.

NOTE 14. RELATED PARTY TRANSACTIONS

         The Class B Common Stock ("Class B") stockholders, some of whom are officers of the Company, as well as officers of the Company who are not Class B stockholders, received approximately 33% of minority interest distributions of income from the Company up until the remaining 70% minority interests were purchased in connection with the April 1999 Purchase. Furthermore, these parties received approximately $66,268,000 when the Company acquired minority interests in Hub City Los Angeles, L.P., Hub City Golden Gate, L.P., Hub Group Distribution Services, Hub City Dallas, L.P., Hub City Houston, L.P., Hub City Rio Grande, L.P., Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub City Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P., Hub City Kansas, L.P., Hub City Mid-Atlantic, L.P., Hub City New York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P. and Hub City St. Louis, L.P.

NOTE 15. LEGAL MATTERS

         In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or results of operations.

NOTE 16. IMPAIRMENT OF PROPERTY AND EQUIPMENT

         In the second quarter of 1999, a $0.9 million pretax charge was recorded relating to certain operating software applications. Specifically, $0.7 million of this charge was attributable to a write-down of the Visual Movement software previously used primarily for brokerage. The Visual Movement software is no longer being used by the Company and was replaced with enhancements to the Company's proprietary intermodal operating software during the second quarter of 1999. These enhancements allow for greater network visibility of loads. The remaining $0.2 million impairment loss related to the write-down of a logistics software program. The fair value was determined based on the estimated future cash flows attributable to the single customer using this program. The Company installed a new software package in 1999 that provides enhanced functionality for its operational applications.

NOTE 17. RESTRUCTURING CHARGE

         In the fourth quarter of 2000, management approved a plan to restructure the Company's accounting functions and centralize them at its corporate headquarters in Lombard, Illinois. This centralization plan will result in the reduction of 56 accounting-related employees from the operating companies. All affected employees were informed in mid-November 2000. In connection with this plan, the Company recorded a pretax charge of $250,000 classified as salaries and benefits in the fourth quarter of 2000. These costs are expected to be paid during the first half of 2001 and have been included in accrued payroll expenses.

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth selected quarterly financial data for each of the quarters in 2000 and 1999 (in thousands, except per share amounts):

                                                                         QUARTERS
                                                  --------------------------------------------------------
                                                      FIRST         SECOND        THIRD         FOURTH
                                                  -------------- ------------- ------------- -------------
Year Ended December 31, 2000:
Revenue                                               $ 328,568     $ 344,329     $ 354,797     $ 356,685
Gross margin                                             39,465        44,583        44,223        45,007
Operating income                                          2,334         6,689         4,934         4,442
Net income/(loss)                                          (317)        2,298         1,564         1,072
Basic earnings/(loss) per share                       $   (0.04)     $   0.30      $   0.20      $   0.14
Diluted earnings/(loss) per share                     $   (0.04)     $   0.30      $   0.20      $   0.14

                                                                         QUARTERS
                                                  --------------------------------------------------------
                                                      FIRST         SECOND        THIRD         FOURTH
                                                  -------------- ------------- ------------- -------------
Year Ended December 31, 1999:
Revenue                                               $ 307,682     $ 319,448     $ 333,337     $ 336,332
Gross margin                                             39,169        39,045        41,493        42,708
Operating income                                          7,386         5,848         8,578         8,322
Net income                                                1,943         2,638         3,199         3,066
Basic earnings per share                               $   0.25      $   0.34      $   0.42      $   0.40
Diluted earnings per share                             $   0.25      $   0.34      $   0.41      $   0.40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.
                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 15, 2001, sets forth certain information with respect to the directors of the Registrant and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

     The section entitled "Compensation of Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 15, 2001, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 15, 2001, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 15, 2001, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and it is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

              The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

              Report of Independent Accountants

              Consolidated Balance Sheets - December 31, 2000 and December 31, 1999

              Consolidated Statements of Operations - Years ended December 31, 2000, December 31, 1999 and December 31, 1998

              Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000, December 31, 1999 and December 31, 1998

              Consolidated Statements of Cash Flows - Years ended December 31, 2000, December 31, 1999 and December 31, 1998

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

Date: March 15, 2001                           HUB GROUP, INC.

                                               By /S/ DAVID P. YEAGER
                                                 --------------------
                                                  David P. Yeager
                                                  Chief Executive Officer and
                                                  Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

                                                Title                                   Date

 /S/ PHILLIP C. YEAGER       Chairman and Director                                 March 15, 2001
----------------------
     Phillip C. Yeager

 /S/ DAVID P. YEAGER         Vice Chairman, Chief Executive Officer and Director   March 15, 2001
--------------------
     David P. Yeager

 /S/ THOMAS L. HARDIN        President, Chief Operating Officer and Director       March 15, 2001
---------------------
     Thomas L. Hardin

 /S/ JAY E. PARKER           Vice President-Finance and Chief Accounting Officer   March 15, 2001
------------------
     Jay E. Parker           (Principal Financial and Accounting Officer)

 /S/ CHARLES R. REAVES       Director                                              March 15, 2001
----------------------
     Charles R. Reaves

 /S/ MARTIN P. SLARK         Director                                              March 15, 2001
--------------------
     Martin P. Slark

 /S/ GARY D. EPPEN           Director                                              March 15, 2001
------------------
     Gary D. Eppen

                                                                    SCHEDULE II
                                 HUB GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                       Balance at     Charged to                     Balance at
                                                       Beginning        Costs &                         End
                                                        of Year        Expenses       Deduction       of Year
                                                      -----------    -----------    ------------    -----------
Year Ended December 31:
     Allowance for uncollectible accounts receivable
           2000                                       $ 2,134,000    $ 2,353,000    $(1,812,000)    $ 2,675,000

           1999                                           691,000      2,321,000       (878,000)      2,134,000

           1998                                           303,000      1,523,000     (1,135,000)        691,000

                                INDEX TO EXHIBITS

NUMBER                               EXHIBIT
------                               -------

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

 10.12 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.12 to the Registrant's report on Form 10-Q dated and filed November 13, 2000, File No. 000-27754)

 10.13 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank

 10.14 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers

 10.15         Letter from the Registrant to Daniel L. Sellers dated
               December 24, 1998

 21            Subsidiaries of the Registrant

 23.1          Consent of Arthur Andersen LLP

EXHIBIT 21

Subsidiaries of Hub Group, Inc.

SUBSIDIARIES                          JURISDICTION OF INCORPORATION/ORGANIZATION

Hub City Terminals, Inc.                                Delaware
Hub Group Atlanta, LLC                                  Delaware
Hub Group Boston, LLC                                   Delaware
Hub Group Canada, LP                                    Delaware
Hub Group Cleveland, LLC                                Delaware
Hub Group Detroit, LLC                                  Delaware
Hub Group Florida, LLC                                  Delaware
Hub Group Golden Gate, LLC                              Delaware
Hub Group Indianapolis, LLC                             Delaware
Hub Group Kansas City, LLC                              Delaware
Hub Group Los Angeles, LLC                              Delaware
Hub Group Mid-Atlantic, LLC                             Delaware
Hub Group New Orleans, LLC                              Delaware
Hub Group New York State, LLC                           Delaware
Hub Group New York-New Jersey, LLC                      Delaware
Hub Group North Central, LLC                            Delaware
Hub Group Ohio, LLC                                     Delaware
Hub Group Pittsburgh, LLC                               Delaware
Hub Group Portland, LLC                                 Delaware
Hub Group St. Louis, LLC                                Delaware
Hub Group Tennessee, LLC                                Delaware
Hub City Texas, L.P.                                    Delaware
Hub Group Associates, Inc.                              Illinois
Hub Highway Services                                    Illinois
Hub Group Distribution Services                         Illinois
Q.S. of Illinois, LLC                                   Michigan
Q.S.S.C., Inc.                                          Delaware
Quality Services L.L.C.                                 Missouri
Quality Services of Kansas, L.L.C.                       Kansas
Quality Services of New Jersey, L.L.C.                 New Jersey
Q.S. of Georgia, L.L.C.                                  Georgia
HLX Company, L.L.C.                                     Delaware
Hub Chicago Holdings, Inc.                              Delaware