Form 10-Q
period 2001-03-31
HUB GROUP INC
filed 2001-04-19
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                For the quarterly period ended March 31, 2001 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On April 19, 2001, the registrant had 7,046,050 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - March 31, 2001 and
         December 31, 2000                                                    3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         Ended March 31, 2001 and 2000                                        4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Three
         Months Ended March 31, 2001                                          5

Unaudited Condensed Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 2001 and 2000                                 6

Notes to Unaudited Condensed Consolidated Financial Statements                7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9

PART II.  OTHER INFORMATION                                                  13

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                -------------- -------------
                                                                                     2001          2000
                                                                                -------------- -------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                  $        -     $       -
      Accounts receivable, net                                                        174,740       195,765
      Deferred taxes                                                                    9,296         7,933
      Prepaid expenses and other current assets                                         5,482         3,609
                                                                                -------------- -------------
         TOTAL CURRENT ASSETS                                                         189,518       207,307

    PROPERTY AND EQUIPMENT, net                                                        39,263        43,854
    GOODWILL, net                                                                     212,472       213,907
    OTHER ASSETS                                                                        2,106         2,177
                                                                                -------------- -------------
         TOTAL ASSETS                                                            $    443,359   $   467,245
                                                                                ============== =============


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
         Trade                                                                   $    157,332   $   166,743
         Other                                                                          8,012         8,529
      Accrued expenses
         Payroll                                                                        9,740         9,559
         Other                                                                          7,635         9,658
      Current portion of long-term debt                                                 7,588        12,341
                                                                                -------------- -------------
           TOTAL CURRENT LIABILITIES                                                  190,307       206,830

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                         102,086       109,089
    DEFERRED TAXES                                                                     16,095        15,202
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                                     -             352
    STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
         issued or outstanding in 2001 and 2000                                           -             -
      Common stock,
         Class A:  $.01 par value; 12,337,700 shares authorized; 7,046,050 shares issued and outstanding in 2001, 7,046,050 shares issued and
           outstanding in 2000                                                             70            70
         Class B:  $.01 par value; 662,300 shares authorized; 662,296 shares
           issued and outstanding in 2001 and 2000                                          7             7
      Additional paid-in capital                                                      110,817       110,817
      Purchase price in excess of predecessor basis, net of tax benefit
         of $10,306                                                                   (15,458)      (15,458)
      Retained earnings                                                                39,660        40,336
      Accumulated other comprehensive loss                                               (225)          -
                                                                                -------------- -------------
         TOTAL STOCKHOLDERS' EQUITY                                                   134,871       135,772
                                                                                -------------- -------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $    443,359   $   467,245
                                                                                ============== =============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                    -------------------------
                                                                        2001         2000
                                                                    ------------ ------------
Revenue                                                              $  345,935   $  328,568

Transportation costs                                                    299,899      289,103
                                                                    ------------ ------------
       Gross margin                                                      46,036       39,465

Costs and expenses:
     Salaries and benefits                                               24,705       23,176
     Selling, general and administrative                                 12,212       11,367
     Depreciation and amortization of property and equipment              3,135        1,153
     Amortization of goodwill                                             1,435        1,435
     Impairment of property and equipment                                 3,401            -
                                                                    ------------ ------------
       Total costs and expenses                                          44,888       37,131

          Operating income                                                1,148        2,334
                                                                    ------------ ------------

Other income (expense):
     Interest expense                                                    (2,944)      (3,184)
     Interest income                                                        253          172
     Other, net                                                            (314)         103
                                                                    ------------ ------------
       Total other expense                                               (3,005)      (2,909)

Loss before minority interest and benefit from income taxes              (1,857)        (575)
                                                                    ------------ ------------

Minority interest                                                          (711)         (38)
                                                                    ------------ ------------

Loss before benefit from income taxes                                    (1,146)        (537)

Income tax benefit                                                         (470)        (220)
                                                                    ------------ ------------

Net loss                                                             $     (676)  $     (317)
                                                                    ============ ============

Basic loss per common share                                          $    (0.09)  $    (0.04)
                                                                    ============ ============
Diluted loss per common share                                        $    (0.09)  $    (0.04)
                                                                    ============ ============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 2001
                          (in thousands, except shares)


                                                                          PURCHASE
                                                                          PRICE IN
                                        CLASS A & B                       EXCESS OF                 ACCUMULATED
                                        COMMON STOCK       ADDITIONAL    PREDECESSOR                   OTHER            TOTAL
                                   ----------------------   PAID-IN      BASIS, NET     RETAINED   COMPREHENSIVE    STOCKHOLDERS'
                                      SHARES     AMOUNT     CAPITAL        OF TAX       EARNINGS       LOSS            EQUITY
                                   ----------- ---------- ------------ -------------- ------------ -------------- ----------------
Balance at December 31, 2000        7,708,346   $     77   $  110,817   $   (15,458)   $  40,336    $       -      $     135,772
Comprehensive loss
   Net loss                               -          -            -             -           (676)           -               (676)
   Other comprehensive
     income (loss):
       Cumulative effect of
         adopting Statement 133,
         net of tax of $55                -          -            -             -            -               79               79
       Derivative instrument loss,
         net of tax of ($212)             -          -            -             -            -             (304)            (304)
                                                                                                                   ---------------
   Comprehensive loss                                                                                                       (901)
                                   ----------- ---------- ------------ -------------- ------------ --------------- ---------------
Balance at March 31, 2001           7,708,346   $     77   $  110,817   $   (15,458)   $  39,660    $      (225)    $    134,871
                                   =========== ========== ============ ============== ============ =============== ===============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                     2001          2000
                                                                                -------------- -------------
Cash flows from operating activities:
    Net loss                                                                     $      (676)   $     (317)
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                       3,309         1,369
         Amortization of goodwill                                                      1,435         1,435
         Impairment of property and equipment                                          3,401           -
         Deferred taxes                                                                 (470)         (220)
         Minority interest                                                              (711)          (38)
         Loss/(Gain) on sale of assets                                                   425           (28)
         Changes in working capital:
          Accounts receivable, net                                                    21,025         7,111
          Prepaid expenses and other current assets                                   (1,514)       (1,786)
          Accounts payable                                                            (9,928)        6,209
          Accrued expenses                                                            (2,067)       (2,622)
          Other assets                                                                    71            97
                                                                                -------------- -------------
            Net cash provided by operating activities                                 14,300        11,210
                                                                                -------------- -------------
Cash flows from investing activities:
    Purchases of property and equipment, net                                          (2,544)       (6,624)
                                                                                -------------- -------------
            Net cash used in investing activities                                     (2,544)       (6,624)
                                                                                -------------- -------------
Cash flows from financing activities:
    Proceeds from sale of common stock                                                   -              31
    Payments on long-term debt                                                       (11,756)       (6,472)
                                                                                -------------- -------------
            Net cash used in financing activities                                    (11,756)       (6,441)
                                                                                -------------- -------------
Net decrease in cash and cash equivalents                                                -          (1,855)
Cash and cash equivalents, beginning of period                                           -           1,865
                                                                                -------------- -------------
Cash and cash equivalents, end of period                                         $       -      $       10
                                                                                ============== =============
Supplemental disclosures of cash flow information
    Cash paid for:
       Interest                                                                  $     3,115    $    3,351
       Income taxes                                                                       15         1,415
    Non-cash activity:
       Unrealized loss on derivative instrument                                  $       225    $      -

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

NOTE 2.  LOSS PER SHARE

         The following is a reconciliation of the Company's Loss per Share:

                                        THREE MONTHS ENDED               THREE MONTHS ENDED
                                          MARCH 31, 2001                   MARCH 31, 2000
                                   ----------------------------     ----------------------------
                                        (000'S)                          (000'S)
                                   -----------------                -----------------
                                                     Per-Share                        Per-Share
                                     LOSS    SHARES    AMOUNT         LOSS    SHARES    AMOUNT
                                   -------- -------- ----------     -------- -------- ----------
BASIC LOSS PER SHARE
   Loss available to
      common stockholders          $ (676)    7,708  $  (0.09)      $ (317)    7,706  $  (0.04)
                                   -------- -------- ----------     -------- -------- ----------
EFFECT OF DILUTIVE SECURITIES
   Stock options                       -          3        -            -         34        -
                                   -------- -------- ----------     -------- -------- ----------
DILUTED LOSS PER SHARE
   Loss available to
      common stockholders
      plus assumed exercises       $ (676)    7,711  $  (0.09)      $ (317)    7,740  $  (0.04)
                                   -------- -------- ----------     -------- -------- ----------

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                      MARCH 31,  DECEMBER 31,
                                                    ------------ ------------
                                                        2001          2000
                                                    ------------ ------------
                                                             (000'S)
Building and improvements                            $       57   $       57
Leasehold improvements                                    2,150        2,111
Computer equipment and software                          42,476       46,396
Furniture and equipment                                   7,650        7,635
Transportation equipment and automobiles                  3,630        3,678
                                                    ------------ ------------
                                                         55,963       59,877
Less:  Accumulated depreciation and amortization        (16,700)     (16,023)
                                                    ------------ ------------
    PROPERTY AND EQUIPMENT, net                      $   39,263   $   43,854
                                                    ============ ============

         Depreciation expense for the quarter ending March 31, 2001, includes approximately $926,000 in additional depreciation due primarily to the change in estimated useful lives in December 2000 for various assets that will no longer be used once the new operating system is completed. In addition, on March 30, 2001, the Company made the decision to accelerate depreciation for a piece of communications software due to a change in estimated useful life of that software. This software is expected to be replaced with a more stable and cost effective software application during the second quarter of 2001. The impact of this change in estimate is expected to result in additional depreciation of $0.6 million in the second quarter of 2001.

NOTE 4.  IMPAIRMENT OF PROPERTY AND EQUIPMENT

         On March 30, 2001, a $3.4 million pretax charge was recorded due to the impairment of Hub Group Distribution Services' ("Hub Distribution") e-Logistics software ("e-software"). This e-software was used to process orders relating to the home delivery of large box items purchased over the internet. Management made the decision to exit the internet home delivery business and in conjunction with this decision, all customer contracts associated with the internet home delivery business were terminated as of March 30, 2001. Consequently, the e-software's fair value was reduced to zero based on the lack of any future cash flows attributable to Hub Distribution's e-Logistics initiative. The Company does not intend to use the software in the future.

NOTE 5.  RESTRUCTURING CHARGE

         In the fourth quarter of 2000, management approved a plan to restructure the Company's accounting functions and centralize them at its corporate headquarters in Lombard, Illinois. This centralization plan will result in the reduction of 56 accounting-related employees from the operating companies. All affected employees were informed in mid-November 2000. In connection with this plan, the Company recorded a pre-tax charge of $250,000 included in salaries and benefits in the fourth quarter of 2000. As of March 31, 2001, no costs had been paid related to the accounting restructuring and no employees have been terminated. The entire amount accrued is expected to be paid during the second quarter of 2001 and has been recorded in accrued payroll expenses.

NOTE 6.  DERIVATIVE FINANCIAL INSTRUMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities". On January 1, 2001, the Company adopted Statement 133 and recorded the fair value of its interest rate swap of $79,000, net of related income taxes of $55,000, as an asset. The transition adjustment to record the asset was included in other comprehensive income. At March 31, 2001, the Company adjusted the fair value of its derivative financial instrument which resulted in an unrealized loss of $304,000, net of related income taxes of $212,000. This adjustment is included in other comprehensive loss. In addition, the related net asset decreased by $79,000 and the related net liability increased by $225,000. The Company has concluded that the hedge ineffectiveness of its only derivative instrument is nonexistent.

                                HUB GROUP, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUE

         Revenue for Hub Group, Inc. (the "Company") increased 5.3% to $345.9 million in 2001 from $328.6 million in 2000. Intermodal revenue increased 2.4% over 2000. Management believes that this slower than historical growth in intermodal is due primarily to weakness in the domestic market attributed to a softening economy. Truckload brokerage revenue increased 2.9% over 2000. Again, management believes this lack of significant growth is attributed to a soft economy. Logistics revenue, which includes revenue from the Company's supply chain solutions services and all revenue from Hub Group Distribution Services ("Hub Distribution"), increased 24.6% compared to 2000. This increase was primarily due to significant growth from the Company's supply chain solutions business, which continued to grow rapidly as more of the Company's operating units gained additional logistics expertise and customers.

GROSS MARGIN

         Gross margin increased 16.7% to $46.0 million in 2001 from $39.5 million in 2000. As a percent of revenue, gross margin increased to 13.3% from 12.0% in 2000. The increase in margin as a percent of revenue is primarily due to two significant factors. Gross margin for intermodal was negatively impacted in the first quarter of 2000 due to the lag between when the Company received fuel surcharges from its vendors and when the Company reached agreement to pass these charges on to its customers. During the first quarter of 2001, this same lag worked to Hub's benefit as fuel surcharges began to decrease. In effect, the Company has recouped the margin it lost in the prior year related to fuel surcharges. In addition, Hub Distribution's niche logistics services experienced an unusually strong gross margin percentage due to replacing lost business from a slow-down with its largest point-of-purchase display installations with highly profitable one-time installation projects for two national retailers.

SALARIES AND BENEFITS

         Salaries and benefits increased 6.6% to $24.7 million in 2001 from $23.2 million in 2000. As a percentage of revenue, salaries and benefits remained constant at 7.1%.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 7.4% to $12.2 million in 2001 from $11.4 million in 2000. As a percentage of revenue, these expenses remained constant at 3.5%.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 171.9% to $3.1 million in 2001 from $1.2 million in 2000. This expense as a percentage of revenue increased to 0.9% from 0.4% in 2000. During the quarter, the Company recognized $0.9 million in additional depreciation due primarily to a change in estimated useful lives in December 2000 for various assets that will no longer be used once the Company's new operating system is completed. Additionally, the increase in depreciation and amortization is due to the amortization of internally developed software applications placed into service throughout 2000 related to the Company's e-business initiatives.

AMORTIZATION OF GOODWILL

         Amortization of goodwill remained constant at $1.4 million in both 2001 and 2000.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

         The $3.4 million impairment charge in 2001 was due to Hub Distribution's exit from its initiative surrounding the home delivery of large box items purchased over the internet.

OTHER INCOME (EXPENSE)

         Interest expense decreased 7.5% to $2.9 million in 2001 from $3.2 million in 2000. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year.

         Interest income increased to $0.3 million in 2001 from $0.2 million in 2000.

         Other income/(expense) decreased to $(0.3) million in 2001 from $0.1 million in 2000. The change is due primarily to a $0.4 million loss on the disposal of a piece of software in 2001.

MINORITY INTEREST

         Minority interest decreased to $(0.7) million in 2001 from $0.0 million in 2000. The decrease is attributed to the loss for Hub Distribution which was due primarily to the impairment charge taken during the quarter. Without this charge, Hub Distribution earned $1.4 million in pre-minority interest, pre-tax income and this minority interest would have been an expense of $0.5 million.

INCOME TAX BENEFIT

         The income tax benefit increased to $(0.5) million in 2001 compared to $(0.2) million in 2000. The Company recorded income tax benefit using an effective rate of 41.0% in both years.

NET LOSS

         Net loss increased to $(0.7) million in 2001 from $(0.3) million in 2000.

LOSS PER SHARE

         Basic and diluted loss per common share increased to $(0.09) in 2001 from $(0.04) in 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

         Cash provided by operating activities for the three months ended March 31, 2001, was approximately $14.3 million, which resulted primarily from a decrease in accounts receivable of $21.0 million and non-cash charges of $7.4 million, offset by a net loss of $0.7 million, a $12.0 million decrease in accounts payables and accrued expenses and a $1.4 million increase in prepaid expenses, other current assets and other assets, all of which were primarily related to the overall growth of the Company.

         Net cash used in investing activities for the three months ended March 31, 2001, was $2.5 million related to capital expenditures. The capital expenditures were principally made to enhance the Company's information system capabilities. The most significant project relates to a customized operating system.

         The net cash used in financing activities for the three months ended March 31, 2001, was $11.8 million. This was comprised of $5.0 million of voluntary payments on the Company's line of credit and $6.8 million of scheduled payments on the Company's term debt, installment notes and capital leases.

         The Company maintains a multi-bank credit facility. The facility is comprised of $50.0 million in term debt and a $50.0 million revolving line of credit. At March 31, 2001, there was $40.5 million of outstanding term debt and $19.0 million outstanding and $31.0 million unused and available under the line of credit. Borrowings under the line of credit are unsecured and have a five-year term that began on April 30, 1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004.

         On March 30, 2001, the Company executed an amendment of its unsecured $50.0 million term debt and the $50.0 million five-year revolving line of credit agreement. The amendment modifies the definition of EBITDAM slightly, extending the date for adding back certain non-cash charges. All other provisions of the existing credit facility remained unchanged. The Company was in compliance with the financial covenants that were effective as of March 31, 2001.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life. Interest is paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         On March 30, 2001, the Company executed an amendment to the Notes. This amendment modifies the definition of EBITDAM slightly, extending the date for adding back certain non-cash charges. All other provisions of the Notes agreement remained unchanged. The Company was in compliance with the financial covenants that were effective as of March 31, 2001.

OUTLOOK, RISKS AND UNCERTAINTIES

         Except for historical data, the information contained in this Quarterly Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to, those contained in this "Outlook, Risks and Uncertainties" section regarding expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The Company assumes no liability to update any such forward-looking statements. In addition to those mentioned elsewhere in this section, such risks and uncertainties include the impact of competitive pressures in the marketplace, including the entry of new, web-based competitors and direct marketing efforts by the railroads, the degree and rate of market growth in the intermodal, brokerage and logistics markets served by the Company, changes in rail and truck capacity, further consolidation of rail carriers, deterioration in relationships with existing rail carriers, rail service conditions, changes in governmental regulation, adverse weather conditions, fuel shortages, changes in the cost of services from rail, drayage and other vendors and fluctuations in interest rates.

GROSS MARGIN

         As described above, the increase in the Company's gross margin percentage is principally attributed to intermodal and niche logistics services. Management believes that the favorable impact from fuel surcharges in the first quarter of 2001 would be unlikely to continue if fuel prices stabilize or increase. Additionally, management expects that if fuel surcharges increased significantly, the time lag to pass these increases on to customers could negatively impact our historical gross margin percentage. Furthermore, management estimates it will not sustain the high margins in its niche logistic services business performed by Hub Distribution, as these high margin projects are one-time in nature and comparable projects may very well not occur during the remainder of the year. Therefore, the Company estimates gross margin as a percentage of revenue will most likely decline in future quarters from the 13.3% level which existed in the first quarter of 2001.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Management estimates that as a percentage of revenue depreciation and amortization of property and equipment will increase significantly in the future. The most significant factor that will cause an increase in the percentage is increased software amortization related to the Company's information systems. During the second quarter of 2001, the Company expects to place in service its new proprietary operating system. Additionally, on March 30, 2001, the Company made the decision to accelerate depreciation for a piece of communications software due to a change in estimated useful life of that software. This software is expected to be replaced with a more stable and cost effective software application during the second quarter of 2001. The impact of this change in estimate is expected to result in additional depreciation of $0.6 million in the second quarter of 2001. Additional factors that could cause an increase in the percentage are increased depreciation expense if the Company decided to purchase rather than lease a greater proportion of assets or accelerating depreciation due to changes in useful lives of other existing assets. The impairment charge taken by Hub Distribution is expected to offset only a portion of the expected increase in depreciation and amortization as a percentage of revenue.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that cash to be provided by operations, cash available under its line of credit and the Company's ability to obtain additional credit will be sufficient to meet the Company's short-term working capital and capital expenditure needs. The Company believes that the aforementioned items are sufficient to meet its anticipated long-term working capital, capital expenditure and debt repayment needs.


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

         The Company has both fixed and variable rate debt as described in Note 8 of the Company's Form 10-K filed for the year ended December 31, 2000. The Company has entered into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap is to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At March 31, 2001, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 7.65% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

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

                                               HUB GROUP, INC.


DATE:  April 19, 2001                          /S/ JAY E. PARKER
                                               -----------------
                                               Jay E. Parker
                                               Vice President-Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.

10.16 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated as of March 30, 2001.

10.17 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers March 30, 2001.