Form 10-Q
period 2001-06-30
HUB GROUP INC
filed 2001-08-13
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                 For the quarterly period ended June 30, 2001 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On August 13, 2001, the registrant had 7,046,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                           PAGE
PART I.  FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - June 30, 2001 and
         December 31, 2000                                                  3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         and Six Months Ended June 30, 2001 and 2000                        4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Six
         Months Ended June 30, 2001                                         5

Unaudited Condensed Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 2001 and 2000                                6

Notes to Unaudited Condensed Consolidated Financial Statements              7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10

PART II.  OTHER INFORMATION                                                 16

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                         June 30,    December 31,
                                                                                     -------------- --------------
                                                                                           2001          2000
                                                                                     -------------- --------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                          $     -        $     -
      Accounts receivable, net                                                             170,611        195,765
      Deferred taxes                                                                         9,444          7,933
      Prepaid expenses and other current assets                                              4,043          3,609
                                                                                     -------------- --------------
         TOTAL CURRENT ASSETS                                                              184,098        207,307

    PROPERTY AND EQUIPMENT, net                                                             39,266         43,854
    GOODWILL, net                                                                          211,037        213,907
    OTHER ASSETS                                                                             1,735          2,177
                                                                                     -------------- --------------
         TOTAL ASSETS                                                                    $ 436,136      $ 467,245
                                                                                     ============== ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
         Trade                                                                           $ 161,618      $ 166,743
         Other                                                                               8,272          8,529
      Accrued expenses
         Payroll                                                                             9,212          9,559
         Other                                                                               9,277          9,658
      Current portion of long-term debt                                                      8,035         12,341
                                                                                     -------------- --------------
           TOTAL CURRENT LIABILITIES                                                       196,414        206,830

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                               86,075        109,089
    DEFERRED TAXES                                                                          16,984         15,202
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                                          753            352
    STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
         issued or outstanding in 2001 and 2000                                                -              -
      Common stock,
         Class A:  $.01 par value; 12,337,700 shares authorized; 7,046,050 shares
           issued and outstanding in 2001 and 2000                                              70             70
         Class B:  $.01 par value; 662,300 shares authorized; 662,296 shares issued
           and outstanding in 2001 and 2000                                                      7              7
      Additional paid-in capital                                                           110,817        110,817
      Purchase price in excess of predecessor basis, net of tax benefit of $10,306         (15,458)       (15,458)
      Retained earnings                                                                     40,725         40,336
      Accumulated other comprehensive loss                                                    (251)           -
                                                                                     -------------- --------------
         TOTAL STOCKHOLDERS' EQUITY                                                        135,910        135,772
                                                                                     -------------- --------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 436,136      $ 467,245
                                                                                     ============== ==============

      See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                        Three Months             Six Months
                                                                       Ended June 30,          Ended June 30,
                                                                  ----------------------- -----------------------
                                                                      2001         2000       2001         2000
                                                                  ----------- ----------- ----------- -----------
Revenue                                                            $ 318,023   $ 344,329   $ 663,958   $ 672,897

Transportation costs                                                 272,692     299,746     572,591     588,849
                                                                  ----------- ----------- ----------- -----------
       Gross margin                                                   45,331      44,583      91,367      84,048

Costs and expenses:
     Salaries and benefits                                            23,497      24,148      48,202      47,324
     Selling, general and administrative                              12,340      11,064      24,552      22,431
     Depreciation and amortization of property and equipment           2,835       1,247       5,970       2,400
     Amortization of goodwill                                          1,435       1,435       2,870       2,870
     Impairment of property and equipment                                  -           -       3,401           -
                                                                  ----------- ----------- ----------- -----------
       Total costs and expenses                                       40,107      37,894      84,995      75,025

          Operating income                                             5,224       6,689       6,372       9,023
                                                                  ----------- ----------- ----------- -----------

Other income (expense):
     Interest expense                                                 (2,423)     (2,824)     (5,367)     (6,008)
     Interest income                                                      80         168         333         340
     Other, net                                                           36          20        (278)        123
                                                                  ----------- ----------- ----------- -----------
       Total other expense                                            (2,307)     (2,636)     (5,312)     (5,545)

Income before minority interest and provision for income taxes         2,917       4,053       1,060       3,478
                                                                  ----------- ----------- ----------- -----------

Minority interest                                                      1,111         158         400         120
                                                                  ----------- ----------- ----------- -----------

Income before provision for income taxes                               1,806       3,895         660       3,358

Provision for income taxes                                               741       1,597         271       1,377
                                                                  ----------- ----------- ----------- -----------

Net income                                                         $   1,065   $   2,298   $     389   $   1,981
                                                                  =========== =========== =========== ===========

Basic earnings per common share                                    $    0.14   $    0.30   $    0.05   $    0.26
                                                                  =========== =========== =========== ===========
Diluted earnings per common share                                  $    0.14   $    0.30   $    0.05   $    0.26
                                                                  =========== =========== =========== ===========

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 2001
                          (in thousands, except shares)

                                                                           Purchase
                                                                           Price in
                                             Class A & B                   Excess of                Accumulated
                                            Common Stock      Additional  Predecessor                  Other           Total
                                         --------------------  Paid-in     Basis, Net    Retained  Comprehensive   Stockholders'
                                            Shares    Amount   Capital      of Tax       Earnings       Loss          Equity
                                         ----------- -------- ---------- -------------- ---------- -------------- ---------------
Balance at December 31, 2000              7,708,346   $  77   $ 110,817   $   (15,458)   $ 40,336   $         -    $    135,772
Comprehensive income
   Net income                                     -       -           -             -         389             -             389
   Other comprehensive
     income (loss):
       Cumulative effect of
         adopting Statement 133,
         net of tax of $55                        -       -           -             -           -            79              79
       Unrealized interest rate swap
         loss net of tax benefit of ($230)        -       -           -             -           -          (330)           (330)
                                                                                                                  ---------------
   Comprehensive income                                                                                                     138
                                         ----------- -------- ---------- -------------- ---------- -------------- ---------------
Balance at June 30, 2001                  7,708,346   $  77   $ 110,817   $   (15,458)   $ 40,725   $      (251)   $     135,910
                                         =========== ======== ========== ============== ========== ============== ===============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                    2001         2000
                                                                                ------------ ------------
Cash flows from operating activities:
    Net income                                                                   $     389    $   1,981
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                     6,317        2,811
         Amortization of goodwill                                                    2,870        2,870
         Impairment of property and equipment                                        3,401            -
         Deferred taxes                                                                271        1,754
         Minority interest                                                             400          120
         Loss/(Gain) on sale of assets                                                 423          (13)
         Changes in working capital:
          Accounts receivable, net                                                  25,154        4,457
          Prepaid expenses and other current assets                                   (434)      (3,069)
          Accounts payable                                                          (5,382)      16,620
          Accrued expenses                                                            (979)        (528)
          Other assets                                                                 442          141
                                                                                ------------ ------------
            Net cash provided by operating activities                               32,872       27,144
                                                                                ------------ ------------
Cash flows from investing activities:
    Purchases of property and equipment, net                                        (5,552)     (13,698)
                                                                                ------------ ------------
            Net cash used in investing activities                                   (5,552)     (13,698)
                                                                                ------------ ------------
Cash flows from financing activities:
    Proceeds from sale of common stock                                                   -           31
    Distributions to minority interest                                                   -         (454)
    Payments on long-term debt                                                     (27,320)     (14,915)
    Proceeds from issuance of long-term debt                                             -           27
                                                                                ------------ ------------
            Net cash used in financing activities                                  (27,320)     (15,311)
                                                                                ------------ ------------
Net decrease in cash and cash equivalents                                                -       (1,865)
Cash and cash equivalents, beginning of period                                           -        1,865
                                                                                ------------ ------------
Cash and cash equivalents, end of period                                         $       -    $       -
                                                                                ============ ============
Supplemental disclosures of cash flow information Cash paid for:
       Interest                                                                  $   5,574    $   6,286
       Income taxes                                                                     36        1,520
    Non-cash activity:
       Unrealized loss on derivative instrument                                  $     251    $       -

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

NOTE 2.  Earnings per Share

         The following is a reconciliation of the Company's Earnings per Share:

                                     Three Months Ended           Three Months Ended
                                        June 30, 2001                June 30, 2000
                                   ------------------------     ------------------------
                                      (000's)                      (000's)
                                   -------------                -------------
                                                  Per-Share                    Per-Share
                                   Income Shares    Amount      Income Shares    Amount
                                   ------ ------  ---------     ------ ------  ---------
Basic Earnings per Share
   Income available to
      common stockholders          $1,065  7,708   $  0.14      $2,298  7,708   $  0.30
                                   ------ ------  ---------     ------ ------  ---------
Effect of Dilutive Securities
   Stock options                        -      7         -           -      -         -
                                   ------ ------  ---------     ------ ------  ---------
Diluted Earnings per Share
   Income available to
      common stockholders
      plus assumed exercises       $1,065  7,715   $  0.14      $2,298  7,708   $  0.30
                                   ------ ------  ---------     ------ ------  ---------

                                       Six Months Ended             Six Months Ended
                                         June 30, 2001                June 30, 2000
                                   ------------------------     ------------------------
                                      (000's)                      (000's)
                                   -------------                -------------
                                                  Per-Share                    Per-Share
                                   Income Shares    Amount      Income Shares    Amount
                                   ------ ------  ---------     ------ ------  ---------
Basic Earnings per Share
   Income available to
      common stockholders          $  389  7,708   $  0.05      $1,981  7,707   $  0.26
                                   ------ ------  ---------     ------ ------  ---------
Effect of Dilutive Securities
   Stock options                        -      5         -           -     17         -
                                   ------ ------  ---------     ------ ------  ---------
Diluted Earnings per Share
   Income available to
      common stockholders
      plus assumed exercises       $  389  7,713   $  0.05      $1,981  7,724   $  0.26
                                   ------ ------  ---------     ------ ------  ---------

NOTE 3.  Property and Equipment

Property and equipment consist of the following:
                                                     June 30,     December 31,
                                                   ------------- -------------
                                                       2001          2000
                                                   ------------- -------------
                                                             (000's)

Building and improvements                           $       57    $       57
Leasehold improvements                                   2,139         2,111
Computer equipment and software                         44,846        46,396
Furniture and equipment                                  7,525         7,635
Transportation equipment and automobiles                 3,525         3,678
                                                   ------------- -------------
                                                        58,092        59,877
Less:  Accumulated depreciation and amortization       (18,826)      (16,023)
                                                   ------------- -------------
    PROPERTY AND EQUIPMENT, net                     $   39,266    $   43,854
                                                   ============= =============

         Depreciation and amortization expense for the six months ending June 30, 2001, includes approximately $1.5 million in additional depreciation due primarily to a change in estimated useful lives for various assets. Of this amount, $0.9 million relates to various assets, that in December 2000, were determined to be no longer useful once the Company's new operating system was completed. The remaining $0.6 million of additional depreciation relates to the Company's decision to accelerate depreciation for a piece of communications software that was replaced with a more stable and cost effective software application during the second quarter of 2001.

NOTE 4.  Impairment of Property and Equipment

         On March 30, 2001, a $3.4 million pretax charge was recorded due to the impairment of Hub Group Distribution Services' ("Hub Distribution") e-Logistics software ("e-software"). This e-software was used to process orders relating to the home delivery of large box items purchased over the internet. Management made the decision to exit the internet home delivery business and, in conjunction with this decision, all customer contracts associated with the internet home delivery business were terminated as of March 30, 2001. Consequently, the e-software's fair value was reduced to zero based on the lack of any future cash flows attributable to Hub Distribution's e-Logistics initiative. The Company does not intend to use the software in the future.

NOTE 5.  Restructuring Charge

         In the fourth quarter of 2000, management approved a plan to restructure the Company's accounting functions and centralize them at its corporate headquarters in Lombard, Illinois. This centralization plan will result in the reduction of 56 accounting-related positions from the operating companies. All affected employees were informed in mid-November 2000. In connection with this plan, the Company recorded a pre-tax charge of $250,000 included in salaries and benefits in the fourth quarter of 2000. As of June 30, 2001, $184,000 had been paid related to the accounting restructuring and twenty-three employees had been terminated. The remaining $66,000 of accrual is expected to be paid during the third quarter of 2001.

NOTE 6.  Derivative Financial Instrument

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities." On January 1, 2001, the Company adopted Statement 133 and recorded the fair value of its interest rate swap of $79,000, net of related income taxes of $55,000, as an asset. The transition adjustment to record the asset was included in other comprehensive income.

         The Company uses this interest rate swap to manage its exposure to changes in interest rates for its floating rate debt. This interest rate swap qualifies as a cash flow hedge. The interest rate differential to be received or paid on the swap is recognized in the condensed consolidated statements of operations as a reduction or increase in interest expense, respectively. In accordance with the new derivative requirements, the effective portion of the change in the fair value of the derivative instrument is recorded in the condensed consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the condensed consolidated statements of operations, on the same line as the hedged item.

         For the three months ended June 30, 2001, the Company adjusted its derivative financial instrument to fair value which resulted in an unrealized loss of $330,000, net of the related income tax benefit or $230,000. This adjustment is included in other comprehensive loss.

NOTE 7.  Recent Accounting Pronouncements

         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations"("Statement 141"). Under Statement 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method will be prohibited. Additionally, Statement 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. Statement 141 is effective for all business combinations initiated after June 30, 2001.

         On June 30, 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement 142 as of January 1, 2002 for goodwill and other intangible assets acquired prior to June 30, 2001. As of June 30, 2001, goodwill, net of accumulated amortization, is $211.0 million and amortization expense for the six months ended June 30, 2001 is $2.9 million. Except as set forth in Outlook, Risks and Uncertainties - Amortization of Goodwill, the Company has not yet fully determined the impact that Statement 142 will have on the Company's financial condition or results of operations.

NOTE 8.  Contingency

         On May 31, 2001, a large customer ("Customer") filed for reorganization under the Corporate Reorganization Act of Korea. The Customer is currently completing a revitalization plan and has yet to receive court approval of the plan. This procedure is expected to take approximately three to six months. The Customer currently owes the Company $4.6 million in outstanding accounts receivable and $0.2 million in interest charges. These amounts are included in Accounts Receivable, net in the accompanying condensed consolidated balance sheets. As of June 30, 2001, the Company has not recorded any bad debt reserve related specifically to the Customer due to the uncertainty of the outcome of this matter. Should the Customer negotiate a payment plan with court approval, these receivables could be collected over a period of years. Should the Customer liquidate, the Company expects to recognize a charge ranging from $0.0 to $4.8 million related to uncollectible receivables.

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

REVENUE

         Revenue for Hub Group, Inc. (the "Company") decreased 7.6% to $318.0 million in 2001 from $344.3 million in 2000. Overall, management believes that a soft economy and the impact of having higher fuel surcharges in the prior year has negatively impacted the current year growth. Intermodal revenue decreased 12.4% from 2000. The decline in intermodal was significantly impacted by a $15.9 million reduction in demand for intermodal service from the Company's steamship customers. Two large steamship customers no longer use the Company's services. While one steamship customer has discontinued service to North America, the other has changed its method of business. Truckload brokerage revenue decreased 7.5% from 2000. Logistics revenue, which includes revenue from the Company's supply chain solutions services and revenue from Hub Group Distribution Services ("Hub Distribution"), increased 19.4% compared to 2000. This increase was primarily due to significant growth from the Company's supply chain solutions business.

GROSS MARGIN

         Gross margin increased 1.7% to $45.3 million in 2001 from $44.6 million in 2000. As a percent of revenue, gross margin increased to 14.3% from 12.9% in 2000. The increase in gross margin as a percent of revenue is primarily due to two significant factors. First, Hub Distribution experienced an unusually strong gross margin percentage due to some one-time installation projects and an amendment to a contract with one of its customers. This amendment allowed for a rate increase back to the beginning of the current contract year. Hub Distribution had a net increase in gross margin of $0.6 million that related to months prior to the second quarter. Second, the intermodal gross margin percentage increased due to a change in business mix and the loss of the high volume, lower margin steamship business.

SALARIES AND BENEFITS

         Salaries and benefits decreased 2.7% to $23.5 million in 2001 from $24.1 million in 2000. As a percentage of revenue, salaries and benefits increased to 7.4% from 7.0% in 2000. The increase as a percentage of revenue is due primarily to the decrease in revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 11.5% to $12.3 million in 2001 from $11.1 million in 2000. As a percentage of revenue, these expenses increased to 3.9% from 3.2% in 2000. The increase as a percentage of revenue is primarily attributed to the decrease in revenue and increased expenditures related to information systems. Information systems costs increased, in part, due to the leasing of computer hardware required to support newly developed software applications, data communication costs and costs associated with the outsourced data center.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 127.3% to $2.8 million in 2001 from $1.2 million in 2000. This expense as a percentage of revenue increased to 0.9% from 0.4% in 2000. During the quarter, the Company recognized $0.6 million in additional depreciation due to a change in estimated useful life for a piece of communications software. This software was replaced with a more stable and cost effective software application during the second quarter of 2001.

Additionally, the increase in depreciation and amortization is due to the depreciation of newly implemented software applications placed into service throughout 2000 and 2001.

AMORTIZATION OF GOODWILL

         Amortization of goodwill remained constant at $1.4 million in both 2001 and 2000.

OTHER INCOME (EXPENSE)

         Interest expense decreased 14.2% to $2.4 million in 2001 from $2.8 million in 2000. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year.

         Interest income decreased to $0.1 million in 2001 from $0.2 million in 2000.

MINORITY INTEREST

         Minority interest increased to $1.1 million in 2001 from $0.2 million in 2000. Minority interest represents the 35% minority interest in Hub Distribution.

INCOME TAXES

         The provision for income taxes decreased to $0.7 million in 2001 compared to $1.6 million in 2000. The Company is providing for income taxes using an effective rate of 41.0% in both years.

NET INCOME

         Net income decreased to $1.1 million in 2001 from $2.3 million in 2000.

EARNINGS PER SHARE

         Basic and diluted earnings per common share decreased to $0.14 in 2001 from $0.30 in 2000.



SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

REVENUE

         Revenue for Hub Group, Inc. (the "Company") decreased 1.3% to $664.0 million in 2001 from $672.9 million in 2000. Overall, management believes that a soft economy has negatively impacted the current year growth. Intermodal revenue decreased 5.1% from 2000. Truckload brokerage revenue decreased 2.5% from 2000. Logistics revenue, which includes revenue from the Company's supply chain solutions services and revenue from Hub Group Distribution Services ("Hub Distribution"), increased 22.0% compared to 2000. This increase was primarily due to significant growth from the Company's supply chain solutions business.

GROSS MARGIN

         Gross margin increased 8.7% to $91.4 million in 2001 from $84.0 million in 2000. As a percent of revenue, gross margin increased to 13.8% from 12.5% in 2000. The increase in gross margin as a percent of revenue is primarily due to two significant factors. First, gross margin for intermodal was negatively impacted in the first quarter of 2000 due to the lag between when the Company received fuel surcharges from its vendors and when the Company reached agreement to pass these charges on to its customers. During the first quarter of 2001, this same lag worked to Hub's benefit as fuel surcharges began to decrease. In effect, the Company has recouped the margin it lost in the prior year related to fuel surcharges. Second, Hub Distribution experienced an unusually strong gross margin percentage due to some one-time installation projects and an amendment to a contract with one of its customers. This amendment allowed for a rate increase back to the beginning of the current contract year.

SALARIES AND BENEFITS

         Salaries and benefits increased 1.9% to $48.2 million in 2001 from $47.3 million in 2000. As a percentage of revenue, salaries and benefits increased to 7.3% from 7.0% in 2000. The increase as a percentage of revenue is primarily attributed to normal year-over-year merit and cost of living increases granted to the Company's employees as well as the decrease in revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 9.5% to $24.6 million in 2001 from $22.4 million in 2000. As a percentage of revenue, these expenses increased to 3.7% from 3.3% in 2000. The increase as a percentage of revenue is primarily attributed to increased expenditures related to information systems and to the decrease in revenue. Information systems costs increased, in part, due to the leasing of computer hardware required to support newly developed software applications, data communication costs and costs associated with the outsourced data center.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 148.8% to $6.0 million in 2001 from $2.4 million in 2000. This expense as a percentage of revenue increased to 0.9% from 0.4% in 2000. During the first half of the year, the Company recognized $1.5 million in additional depreciation due primarily to a change in estimated useful lives for various assets. Of this amount, $0.9 million relates to various assets, that in December 2000, were determined to be no longer useful once the Company's new operating system was completed. The remaining $0.6 million of additional depreciation relates to the Company's decision to accelerate depreciation for a piece of communications software that was replaced with a more stable and cost effective software application during the second quarter of 2001. Additionally, the increase in depreciation and amortization is due to the depreciation of newly implemented software applications placed into service throughout 2000 and 2001.

AMORTIZATION OF GOODWILL

         Amortization of goodwill remained constant at $2.9 million in both 2001 and 2000.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

         The $3.4 million impairment charge in 2001 was due to Hub Distribution's exit from its initiative surrounding the home delivery of large box items purchased over the internet.

OTHER INCOME (EXPENSE)

         Interest expense decreased 10.7% to $5.4 million in 2001 from $6.0 million in 2000. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year.

         Interest income remained constant at $0.3 million in both 2001 and 2000.

         Other income/(expense) decreased to $(0.3) million in 2001 from $0.1 million in 2000. The change is due primarily to a $0.4 million loss on the disposal of a piece of software in 2001.

MINORITY INTEREST

         Minority interest increased to $0.4 million in 2001 from $0.1 million in 2000. Minority interest represents the 35% minority interest in Hub Distribution.

INCOME TAXES

         The provision for income taxes decreased to $0.3 million in 2001 compared to $1.4 million in 2000. The Company is providing for income taxes using an effective rate of 41.0% in both years.

NET INCOME

         Net income decreased to $0.4 million in 2001 from $2.0 million in 2000.

EARNINGS PER SHARE

         Basic and diluted earnings per common share decreased to $0.05 in 2001 from $0.26 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

         Cash provided by operating activities for the six months ended June 30, 2001, was approximately $32.9 million, which resulted primarily from a decrease in accounts receivable of $25.2 million.

         Net cash used in investing activities for the six months ended June 30, 2001, was $5.6 million related to capital expenditures. The capital expenditures were principally made to enhance the Company's information system capabilities. The most significant project relates to a customized operating system.

         The net cash used in financing activities for the six months ended June 30, 2001, was $27.3 million. This was comprised of $19.0 million of voluntary payments on the Company's line of credit and $8.3 million of scheduled payments on the Company's term debt, installment notes and capital leases.

         The Company maintains a multi-bank credit facility. The facility was originally comprised of $50.0 million in term debt and a $50.0 million revolving line of credit. At June 30, 2001, there was $39.0 million of outstanding term debt and $5.0 million outstanding and $45.0 million unused and available under the line of credit. Borrowings under the line of credit are unsecured and have a five-year term that began on April 30, 1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004.

         On March 30, 2001, the Company executed an amendment of its unsecured $50.0 million term debt and the $50.0 million five-year revolving line of credit agreement. The amendment modifies the definition of EBITDAM slightly, extending the date for adding back certain non-cash charges. All other provisions of the existing credit facility remained unchanged. The Company was in compliance with the financial covenants that were effective as of June 30, 2001.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life. Interest is paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         On March 30, 2001, the Company executed an amendment to the Notes. This amendment modifies the definition of EBITDAM slightly, extending the date for adding back certain non-cash charges. All other provisions of the Notes agreement remained unchanged. The Company was in compliance with the financial covenants that were effective as of June 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations"("Statement 141"). Under Statement 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method will be prohibited. Additionally, Statement 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. Statement 141 is effective for all business combinations initiated after June 30, 2001.

         On June 30, 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement 142 as of January 1, 2002 for goodwill and other intangible assets acquired prior to June 30, 2001. As of June 30, 2001, goodwill, net of accumulated amortization, is $211.0 million and amortization expense for the six months ended June 30, 2001 is $2.9 million. Except as set forth in Outlook, Risks and Uncertainties - Amortization of Goodwill, the Company has not yet fully determined the impact that Statement 142 will have on the Company's financial condition or results of operations.

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

GROSS MARGIN

         Management estimates it may not sustain the high margin percentage in its niche logistic services business performed by Hub Distribution, as many of these high margin projects are one-time in nature and comparable projects may very well not occur during the remainder of the year. Therefore, the Company estimates gross margin as a percentage of revenue will possibly decline in future periods from the 14.3% level which existed in the second quarter of 2001.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Management estimates that as a percentage of revenue depreciation and amortization of property and equipment will increase significantly in the future. The most significant factor that will cause an increase in the percentage is increased software depreciation related to the Company's information systems. During the second quarter of 2001, the Company placed its new proprietary operating system in service. Additional factors that could cause an increase in the percentage are increased depreciation expense if the Company decided to purchase rather than lease a greater proportion of assets or accelerating depreciation due to changes in useful lives of other existing assets. The reduction in depreciation and amortization expense from the impairment charge recorded by Hub Distribution is expected to offset only a portion of the expected increase in depreciation and amortization as a percentage of revenue.

AMORTIZATION OF GOODWILL

         The Company will adopt FASB Statement 142 as of January 1, 2002. As a result of this new standard, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. In conjunction with Statement 142, the Company will cease amortizing its goodwill, which the Company expects will result in approximately $5.7 million of reduced amortization expense on an annual basis beginning in 2002. The Company will also, at a minimum, test annually for impairment. Should the Company determine that its goodwill is impaired in the context of Statement 142, the goodwill will be restated to reflect is fair value and a corresponding charge to earnings would result.

INTEREST EXPENSE

         As described above, interest expense decreased significantly during the first half of the year due primarily to carrying a lower average debt balance than the prior year. Due to several issues surrounding the centralization of accounting and the implementation of new accounting and operations systems, the Company benefited from a temporary slowdown in its accounts payable processing during the second quarter. The Company does not expect this slowdown to continue and therefore may not sustain such a low level of interest expense in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that cash to be provided by operations, cash available under its line of credit and the Company's ability to obtain additional credit will be sufficient to meet the Company's short-term working capital and capital expenditure needs. The Company believes that the aforementioned items are sufficient to meet its anticipated long-term working capital, capital expenditure and debt repayment needs. As mentioned in interest expense above, the Company does not expect the slowdown of accounts payable processing to continue. Should this slowdown cease, the Company does expect that its current debt level may increase significantly.


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

         The Company has both fixed and variable rate debt as described in Note 8 of the Company's Form 10-K filed for the year ended December 31, 2000. The Company has entered into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap is to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At June 30, 2001, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 7.87%, a weighted average receive rate of 5.96% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

         The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile.

PART II. OTHER  INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  The 2001 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 15, 2001. At this meeting, the following six directors were reelected with the following votes: Phillip C.
                  Yeager: 19,344,669 votes for and 505,678 votes withheld; David P. Yeager: 19,343,894 votes for and 506,453 votes withheld; Thomas L. Hardin: 19,352,294 votes for and 498,053 votes withheld; Gary D. Eppen: 19,846,937 votes for and 3,410 votes withheld; Charles R. Reaves: 19,846,937 votes for and 3,410 votes withheld; Martin P. Slark: 19,846,937 votes for and 3,410 votes withheld.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUB GROUP, INC.


DATE:  August 13, 2001                       /s/ Jay E. Parker
                                             Jay E. Parker
                                             Vice President-Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)