Form 10-Q
period 2001-09-30
HUB GROUP INC
filed 2001-11-13
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

              For the quarterly period ended September 30, 2001 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On November 13, 2001, the registrant had 7,046,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                           Page
PART I.  Financial Information:

Hub Group, Inc. - Registrant

Unaudited Condensed Consolidated Balance Sheets - September 30, 2001 and
         December 31, 2000                                                   3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         and Nine Months Ended September 30, 2001 and 2000                   4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Nine
         Months Ended September 30, 2001                                     5

Unaudited Condensed Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 2001 and 2000                            6

Notes to Unaudited Condensed Consolidated Financial Statements               7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11

PART II.  Other Information                                                  17

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                                    ----------------- -----------------
                                                                                          2001              2000
                                                                                    ----------------- -----------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                       $          -      $          -
      Accounts receivable, net                                                               195,315           195,765
      Deferred taxes                                                                          11,183             7,933
      Prepaid expenses and other current assets                                                4,551             3,609
                                                                                    ----------------- -----------------
         TOTAL CURRENT ASSETS                                                                211,049           207,307

    PROPERTY AND EQUIPMENT, net                                                               39,900            43,854
    GOODWILL, net                                                                            209,602           213,907
    OTHER ASSETS                                                                               1,737             2,177
                                                                                    ----------------- -----------------
         TOTAL ASSETS                                                                 $      462,288    $      467,245
                                                                                    ================= =================


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
         Trade                                                                        $      157,377    $      166,743
         Other                                                                                 6,133             8,529
      Accrued expenses
         Payroll                                                                              11,669             9,559
         Other                                                                                10,385             9,658
      Current portion of long-term debt                                                        8,037            12,341
                                                                                    ----------------- -----------------
           TOTAL CURRENT LIABILITIES                                                         193,601           206,830

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                                115,096           109,089
    DEFERRED TAXES                                                                            17,950            15,202
    CONTINGENCIES AND COMMITMENTS
    MINORITY INTEREST                                                                          1,032               352
    STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
         issued or outstanding in 2001 and 2000                                                  -                 -
      Common stock,
         Class A:  $.01 par value; 12,337,700 shares authorized; 7,046,250 shares issued and outstanding in 2001 and 7,046,050 shares issued and
           outstanding in 2000                                                                    70                70
         Class B:  $.01 par value; 662,300 shares authorized; 662,296 shares
           issued and outstanding in 2001 and 2000                                                 7                 7
      Additional paid-in capital                                                             110,817           110,817
      Purchase price in excess of predecessor basis, net of tax benefit of $10,306           (15,458)          (15,458)
      Retained earnings                                                                       39,613            40,336
      Accumulated other comprehensive loss                                                      (440)              -
                                                                                    ----------------- -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                          134,609           135,772
                                                                                    ----------------- -----------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $      462,288    $      467,245
                                                                                    ================= =================

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                              THREE MONTHS               NINE MONTHS
                                                                           ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                        -----------------------  -------------------------
                                                                           2001         2000         2001         2000
                                                                        ----------- -----------  ----------- -------------
Revenue                                                                  $ 323,046   $ 354,797    $ 987,004   $ 1,027,694

Transportation costs                                                       278,475     310,574      851,066       899,423
                                                                        ----------- -----------  ----------- -------------
       Gross margin                                                         44,571      44,223      135,938       128,271

Costs and expenses:
     Salaries and benefits                                                  23,461      24,648       71,663        71,972
     Selling, general and administrative                                    16,989      11,698       41,541        34,129
     Depreciation and amortization of property and equipment                 2,147       1,508        8,117         3,908
     Amortization of goodwill                                                1,435       1,435        4,305         4,305
     Impairment of property and equipment                                      -           -          3,401           -
                                                                        ----------- -----------  ----------- -------------
       Total costs and expenses                                             44,032      39,289      129,027       114,314

          Operating income                                                     539       4,934        6,911        13,957
                                                                        ----------- -----------  ----------- -------------

Other income (expense):
     Interest expense                                                       (2,426)     (2,558)      (7,793)       (8,566)
     Interest income                                                           189         228          522           568
     Other, net                                                                 93          47         (185)          170
                                                                        ----------- -----------  ----------- -------------
       Total other expense                                                  (2,144)     (2,283)      (7,456)       (7,828)

Income (loss) before minority interest and provision for income taxes       (1,605)      2,651         (545)        6,129
                                                                        ----------- -----------  ----------- -------------

Minority interest                                                              280         -            680           120
                                                                        ----------- -----------  ----------- -------------

Income (loss) before provision for income taxes                             (1,885)      2,651       (1,225)        6,009

Provision for (benefit from) income taxes                                     (773)      1,087         (502)        2,464
                                                                        ----------- -----------  ----------- -------------

Net income (loss)                                                        $  (1,112)  $   1,564    $    (723)  $     3,545
                                                                        =========== ===========  =========== =============

Basic earnings (loss) per common share                                   $   (0.14)  $    0.20    $   (0.09)  $      0.46
                                                                        =========== ===========  =========== =============
Diluted earnings (loss) per common share                                 $   (0.14)  $    0.20    $   (0.09)  $      0.46
                                                                        =========== ===========  =========== =============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 2001
                          (in thousands, except shares)

                                                                            PURCHASE
                                                                            PRICE IN
                                               CLASS A & B                  EXCESS OF              ACCUMULATED
                                              COMMON STOCK     ADDITIONAL  PREDECESSOR                OTHER          TOTAL
                                         ---------------------  PAID-IN     BASIS, NET  RETAINED  COMPREHENSIVE  STOCKHOLDERS'
                                            SHARES    AMOUNT    CAPITAL       OF TAX    EARNINGS      LOSS          EQUITY
                                         ----------- --------- ----------- ----------- ---------- ------------- ---------------

Balance at December 31, 2000              7,708,346   $   77    $ 110,817   $ (15,458)  $ 40,336   $      -      $    135,772
Comprehensive income
   Net loss                                     -        -            -           -         (723)         -              (723)
   Other comprehensive
     income (loss):
       Cumulative effect of
         adopting Statement 133,
         net of tax of $55                      -        -            -           -          -             79              79
       Unrealized interest rate swap
         loss net of tax benefit of ($361)      -        -            -           -          -           (519)           (519)
                                                                                                                ---------------
   Comprehensive loss                                                                                                  (1,163)
                                         ----------- --------- ----------- ----------- ---------- ------------- ---------------
Balance at September 30, 2001             7,708,346   $   77    $ 110,817   $ (15,458)  $ 39,613   $     (440)   $    134,609
                                         =========== ========= =========== =========== ========== ============= ===============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ---------------------------------
                                                                                      2001             2000
                                                                                ---------------- ----------------
Cash flows from operating activities:
    Net income (loss)                                                            $        (723)   $       3,545
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                          8,612            4,505
        Amortization of goodwill                                                         4,305            4,305
         Impairment of property and equipment                                            3,401              -
         Deferred taxes                                                                   (502)           2,464
         Minority interest                                                                 680              120
         Loss/(Gain) on sale of assets                                                     410               (3)
         Changes in working capital:
          Accounts receivable, net                                                         450           (3,533)
          Prepaid expenses and other current assets                                       (942)          (2,526)
          Accounts payable                                                             (11,762)          22,562
          Accrued expenses                                                               2,397            3,757
          Other assets                                                                     440               18
                                                                                ---------------- ----------------
            Net cash provided by operating activities                                    6,766           35,214
                                                                                ---------------- ----------------
Cash flows from investing activities:
    Purchases of property and equipment, net                                            (8,469)         (20,050)
                                                                                ---------------- ----------------
            Net cash used in investing activities                                       (8,469)         (20,050)
                                                                                ---------------- ----------------
Cash flows from financing activities:
    Proceeds from sale of common stock                                                     -                 31
    Distributions to minority interest                                                     -               (454)
    Net borrowings/(payments) on long-term debt                                          1,703          (16,633)
    Proceeds from issuance of long-term debt                                               -                 27
                                                                                ---------------- ----------------
            Net cash provided by (used in) financing activities                          1,703          (17,029)
                                                                                ---------------- ----------------
Net decrease in cash and cash equivalents                                                  -             (1,865)
Cash and cash equivalents, beginning of period                                             -              1,865
                                                                                ---------------- ----------------
Cash and cash equivalents, end of period                                         $         -       $        -
                                                                                ================ ================
Supplemental disclosures of cash flow information
    Cash paid for:
       Interest                                                                  $       7,488     $      9,377
       Income taxes                                                                         60            1,520
    Non-cash activity:
       Unrealized loss on derivative instrument                                  $         440     $        -

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

         The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

NOTE 2.  Earnings (Loss) per Share

         The following is a reconciliation of the Company's Earnings (Loss) per
Share:

                                         Three Months Ended           Three Months Ended
                                         September 30, 2001           September 30, 2000
                                     --------------------------     ------------------------
                                          (000's)                      (000's)
                                     ----------------               --------------
                                                      Per-Share                    Per-Share
                                        Loss   Shares   Amount      Income  Shares   Amount
                                     --------  ------ ---------     ------  ------ ---------
Basic (Loss) Earnings per Share
   Income (loss) available to
      common stockholders            $(1,112)   7,709  $ (0.14)     $1,564   7,708  $  0.20
                                     --------  ------ ---------     ------  ------ ---------
Effect of Dilutive Securities
   Stock options                         -         15      -           -       -        -
                                     --------  ------ ---------     ------  ------ ---------
Diluted (Loss) Earnings per Share
   Income (loss) available to
      common stockholders
      plus assumed exercises         $(1,112)   7,724  $ (0.14)     $1,564   7,708  $  0.20
                                     --------  ------ ---------     ------  ------ ---------

                                         Nine Months Ended            Nine Months Ended
                                         September 30, 2001           September 30, 2000
                                     --------------------------     ------------------------
                                          (000's)                      (000's)
                                     ----------------               --------------
                                                      Per-Share                    Per-Share
                                       Loss    Shares   Amount      Income  Shares   Amount
                                     --------  ------ ---------     ------  ------ ---------
Basic (Loss) Earnings per Share
   Income (loss) available to
      common stockholders            $  (723)   7,708  $(0.09)      $3,545   7,708  $  0.46
                                     --------  ------ ---------     ------  ------ ---------
Effect of Dilutive Securities
   Stock options                         -          9     -            -        11      -
                                     --------  ------ ---------     ------  ------ ---------
Diluted (Loss) Earnings per Share
   Income (loss) available to
      common stockholders
      plus assumed exercises         $  (723)   7,717  $(0.09)      $3,545   7,719  $  0.46
                                     --------  ------ ---------     ------  ------ ---------

NOTE 3.  Property and Equipment

Property and equipment consist of the following:
                                                   September 30,   December 31,
                                                  --------------- -------------
                                                       2001            2000
                                                  --------------- -------------
                                                             (000's)

Building and improvements                          $        57     $       57
Leasehold improvements                                   2,096          2,111
Computer equipment and software                         47,828         46,396
Furniture and equipment                                  7,722          7,635
Transportation equipment and automobiles                 3,540          3,678
                                                  --------------- -------------
                                                        61,243         59,877
Less:  Accumulated depreciation and amortization       (21,343)       (16,023)
                                                  --------------- -------------
    PROPERTY AND EQUIPMENT, net                    $    39,900     $   43,854
                                                  =============== =============

         Depreciation and amortization expense for the nine months ending September 30, 2001, includes approximately $1.5 million in additional depreciation due primarily to a change in estimated useful lives for various assets. Of this amount, $0.9 million relates to various assets, that in December 2000, were determined to be no longer useful once the Company's new operating system was completed. The remaining $0.6 million of additional depreciation relates to the Company's decision to accelerate depreciation for a piece of communications software that was replaced with a more stable and cost effective software application during the second quarter of 2001.

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

NOTE 5.  Restructuring Charge

         In the fourth quarter of 2000, management approved a plan to restructure the Company's accounting functions and centralize them at its corporate headquarters in Lombard, Illinois. This centralization plan was to result in the reduction of 56 accounting-related positions from the operating companies. All affected employees were informed in mid-November 2000. In connection with this plan, the Company recorded a pre-tax charge of $250,000 included in salaries and benefits in the fourth quarter of 2000. As of September 30, 2001, $206,000 had been paid related to the accounting restructuring and thirty-one employees had been terminated. The remaining $44,000 of accrual was reversed during the third quarter, thereby reducing salaries and benefits expense.

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

         For the nine months ended September 30, 2001, the Company adjusted its derivative financial instrument to fair value which resulted in an unrealized loss of $519,000, net of the related income tax benefit of $361,000. This adjustment is included in other comprehensive loss.

NOTE 7.  Bad Debt Write-off

         During September 2001, the Company recognized bad debt expense which is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations in the amount of $4.7 million related to a Korean steamship line customer ("Customer"). The Customer filed for reorganization under the Corporate Reorganization Act of Korea in May 2001 and has subsequently been forced into liquidation by the Korean courts. According to court filings, the Customer does not have adequate funds to pay its secured creditors. The Company, as an unsecured creditor, was notified by the trustee appointed by the court during September 2001 that it should not expect to recover any funds from the Customer.

NOTE 8.  Recent Accounting Pronouncements

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

         On June 30, 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement 142 as of January 1, 2002 for goodwill and other intangible assets acquired prior to June 30, 2001. As of September 30, 2001, goodwill, net of accumulated amortization, is $209.6 million and amortization expense for the nine months ended September 30, 2001 is $4.3 million. Except as set forth in Outlook, Risks and Uncertainties - Amortization of Goodwill, the Company has not yet fully determined the impact that Statement 142 will have on the Company's financial condition or results of operations.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 created one accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not expect this statement to have a material impact on its statements of financial condition or results of operations.

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

         Revenue for Hub Group, Inc. (the "Company") decreased 8.9% to $323.0 million in 2001 from $354.8 million in 2000. Overall, management believes that a soft economy has negatively impacted the current year growth. Intermodal revenue decreased 14.9% from 2000. The decline in intermodal revenue was primarily due to a $31.8 million reduction in demand for intermodal service from the Company's steamship customers. Two large steamship customers ceased doing business with the Company in the second quarter of 2001. While one steamship customer has terminated operations worldwide, the other has changed its method of business. Truckload brokerage revenue increased 4.7% from 2000. Logistics revenue, which includes revenue from the Company's supply chain solutions services and revenue from Hub Group Distribution Services ("Hub Distribution"), increased 9.7% compared to 2000. This increase was primarily due to significant growth from the Company's supply chain solutions business.

GROSS MARGIN

         Gross margin increased 0.8% to $44.6 million in 2001 from $44.2 million in 2000. As a percent of revenue, gross margin increased to 13.8% from 12.5% in 2000. The increase in gross margin as a percent of revenue is primarily due to the increase in the intermodal gross margin percentage resulting primarily from the loss of the high volume, lower margin steamship business.

SALARIES AND BENEFITS

         Salaries and benefits decreased 4.8% to $23.5 million in 2001 from $24.6 million in 2000. As a percentage of revenue, salaries and benefits increased to 7.3% from 6.9% in 2000. The increase as a percentage of revenue is due to the decrease in revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 45.2% to $17.0 million in 2001 from $11.7 million in 2000. As a percentage of revenue, these expenses increased to 5.3% from 3.3% in 2000. The increase as a percentage of revenue is primarily attributed to a $4.7 million write-off associated with the bankruptcy and forced liquidation of a Korean steamship line customer and the decrease in the Company's revenue.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 42.4% to $2.1 million in 2001 from $1.5 million in 2000. This expense as a percentage of revenue increased to 0.7% from 0.4% in 2000. The increase in depreciation and amortization is due to the depreciation of software applications placed into service throughout 2000 and 2001.

AMORTIZATION OF GOODWILL

         Amortization of goodwill remained constant at $1.4 million in both 2001 and 2000.

OTHER INCOME (EXPENSE)

         Interest expense decreased 5.2% to $2.4 million in 2001 from $2.6 million in 2000. The decrease in interest expense is due primarily to lower interest rates.

         Interest income remained constant at $0.2 million in both periods.

MINORITY INTEREST

         Minority interest increased to $0.3 million in 2001 from $0.0 million in 2000. Minority interest represents the 35% minority interest in Hub Distribution.

INCOME TAXES

         The (benefit from)/provision for income taxes decreased to $(0.8) million in 2001 from $1.1 million in 2000. The Company recorded an income tax benefit and provision using an effective rate of 41% in 2001 and 2000, respectively.

NET INCOME/(LOSS)

         The Company incurred a net loss of $(1.1) million in 2001 compared to net income of $1.6 million in 2000.

EARNINGS/(LOSS) PER SHARE

         Basic and diluted loss per common share was $(0.14) in 2001 compared to earnings per share of $0.20 in 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

         Revenue for the Company decreased 4.0% to $987.0 million in 2001 from $1,027.7 million in 2000. Overall, management believes that a soft economy has negatively impacted the current year growth. Intermodal revenue decreased 8.5% from 2000. In addition to a soft economy, the decline in intermodal revenue was primarily due to a $33.2 million reduction in demand for intermodal service from the Company's steamship customers. Two large steamship customers ceased doing business with the Company in the second quarter. While one steamship customer has terminated operations worldwide, the other has changed its method of business. Truckload brokerage revenue remained flat in comparison to 2000. Logistics revenue, which includes revenue from the Company's supply chain solutions services and revenue from Hub Distribution, increased 17.8% compared to 2000. This increase was primarily due to significant growth from the Company's supply chain solutions business.

GROSS MARGIN

         Gross margin increased 6.0% to $135.9 million in 2001 from $128.3 million in 2000. As a percent of revenue, gross margin increased to 13.8% from 12.5% in 2000. The increase in gross margin as a percent of revenue is primarily due to two significant factors. First, gross margin for intermodal improved due primarily to the loss of the high volume, lower margin steamship business. Second, Hub Distribution experienced an unusually strong gross margin percentage due to some one-time installation projects and an amendment to a contract with one of its customers. This amendment allowed for a rate increase back to the beginning of the current contract year.

SALARIES AND BENEFITS

         Salaries and benefits decreased 0.4% to $71.7 million in 2001 from $72.0 million in 2000. As a percentage of revenue, salaries and benefits increased to 7.3% from 7.0% in 2000. The increase as a percentage of revenue is primarily attributed to the decrease in revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 21.7% to $41.5 million in 2001 from $34.1 million in 2000. As a percentage of revenue, these expenses increased to 4.2% from 3.3% in 2000. The increase as a percentage of revenue is primarily attributed to a $4.7 million write-off associated with the bankruptcy and forced liquidation of a Korean steamship line customer, increased expenditures related to information systems and to the decrease in revenue. Information systems costs increased, in part, due to the leasing of computer hardware required to support newly developed software applications, data communication costs and costs associated with the outsourced data center.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 107.7% to $8.1 million in 2001 from $3.9 million in 2000. This expense as a percentage of revenue increased to 0.8% from 0.4% in 2000. The increase in depreciation and amortization is due in part to the depreciation of software applications placed into service throughout 2000 and 2001. Additionally, during the first half of the year, the Company recognized $1.5 million in additional depreciation due primarily to a change in estimated useful lives for various assets. Of this amount, $0.9 million relates to various assets, that in December 2000, were determined to be no longer useful once the Company's new operating system was completed. The remaining $0.6 million of additional depreciation relates to the Company's decision to accelerate depreciation for a piece of communications software that was replaced with a more stable and cost effective software application during the second quarter of 2001.

AMORTIZATION OF GOODWILL

         Amortization of goodwill remained constant at $4.3 million in both 2001 and 2000.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

         The $3.4 million impairment charge in 2001 was due to Hub Distribution's exit from its initiative surrounding the home delivery of large box items purchased over the internet.

OTHER INCOME (EXPENSE)

         Interest expense decreased 9.0% to $7.8 million in 2001 from $8.6 million in 2000. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year and lower interest rates.

         Interest income decreased to $0.5 million in 2001 from $0.6 million in 2000.

         Other income/(expense) decreased to $(0.2) million in 2001 from $0.2 million in 2000. The change is due primarily to a $0.4 million loss on the disposal of a piece of software in 2001.

MINORITY INTEREST

         Minority interest increased to $0.7 million in 2001 from $0.1 million in 2000. Minority interest represents the 35% minority interest in Hub Distribution.

INCOME TAXES

         The (benefit from)/provision for income taxes decreased to $(0.5) million in 2001 from $2.5 million in 2000. The Company recorded an income tax benefit and provision using an effective rate of 41% in 2001 and 2000, respectively.

NET INCOME/(LOSS)

         The Company incurred a net loss of $(0.7) million in 2001 compared to net income of $3.5 million in 2000.

EARNINGS/(LOSS) PER SHARE

         Basic and diluted loss per common share was $(0.09) in 2001 compared to earnings per share of $0.46 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         In order to minimize net financing costs, the Company intentionally maintains low cash balances by using available cash to reduce borrowings. The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

         Cash provided by operating activities for the nine months ended September 30, 2001, was approximately $6.8 million, which resulted primarily from net income from operations before non-cash charges of $16.2 million offset by a net decrease in working capital of $9.4 million. The decrease in working capital resulted primarily from a temporary increase in accounts receivable days sales outstanding due to related issues from the implementation of a new billing system.

         Net cash used in investing activities for the nine months ended September 30, 2001, was $8.5 million related to capital expenditures. The capital expenditures were principally made to enhance the Company's information system capabilities. The most significant project relates to a customized operating system.

         The net cash provided by financing activities for the nine months ended September 30, 2001, was $1.7 million. This was comprised of $12.0 million of borrowings on the Company's line of credit offset by $10.3 million of scheduled payments on the Company's term debt, installment notes and capital leases.

         The Company maintains a multi-bank credit facility. The facility was originally comprised of $50.0 million in term debt and a $50.0 million revolving line of credit. At September 30, 2001, there was $37.0 million of outstanding term debt and $36.0 million outstanding and $14.0 million unused and available under the line of credit. Borrowings under the line of credit are unsecured and have a five-year term that began on April 30, 1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004.

         On March 30, 2001, the Company executed an amendment of its unsecured $50.0 million term debt and the $50.0 million five-year revolving line of credit agreement. The amendment modifies the definition of EBITDAM (earnings before interest expense, income taxes, depreciation, amortization and minority interest) slightly, extending the date for adding back certain non-cash charges. Effective September 30, 2001, the Company executed an additional amendment, allowing the $4.7 million of customer bad debt write-off from a Korean steamship line to be added back for the purpose of calculating EBITDAM at September 30, 2001. All other provisions of the existing credit facility remained unchanged. The Company was in compliance with the amended financial covenants that were effective as of September 30, 2001.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life. Interest is paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         On March 30, 2001, the Company executed an amendment to the Notes. This amendment modifies the definition of EBITDAM slightly, extending the date for adding back certain non-cash charges. Effective September 30, 2001, the Company executed an additional amendment, allowing the $4.7 million of customer bad debt write-off from a Korean steamship line to be added back for the purpose of calculating EBITDAM at September 30, 2001. All other provisions of the Notes agreement remained unchanged. The Company was in compliance with the amended financial covenants that were effective as of September 30, 2001.

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

         On June 30, 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement 142 as of January 1, 2002 for goodwill and other intangible assets acquired prior to June 30, 2001. As of September 30, 2001, goodwill, net of accumulated amortization, was $209.6 million and amortization expense for the nine months ended September 30, 2001 was $4.3 million. Except as set forth in Outlook, Risks and Uncertainties - Amortization of Goodwill, the Company has not yet fully determined the impact that Statement 142 will have on the Company's financial condition or results of operations.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 created one accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not expect this statement to have a material impact on its statements of financial condition or results of operations.

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

AMORTIZATION OF GOODWILL

         The Company will adopt FASB Statement 142 as of January 1, 2002. As a result of this new standard, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. In conjunction with Statement 142, the Company will cease amortizing its goodwill, which the Company expects will result in approximately $5.7 million of reduced amortization expense on an annual basis beginning in 2002. The Company will also, at a minimum, test annually for impairment. Should the Company determine that its goodwill is impaired in the context of Statement 142, the goodwill will be adjusted to reflect its fair value and a corresponding charge to earnings would result.

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

         The Company has both fixed and variable rate debt as described in Note 8 of the Company's Form 10-K filed for the year ended December 31, 2000. The Company has entered into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap is to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At September 30, 2001, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 7.87%, a weighted average receive rate of 4.84% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

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

                                               HUB GROUP, INC.


DATE:  November 13, 2001                       /S/ JAY E. PARKER
                                               -----------------
                                               Jay E. Parker
                                               Vice President-Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit No.

10.18 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank effective as of September 30, 2001.

10.19 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers effective as of September 30, 2001.