Form 10-K
period 2001-12-31
HUB GROUP INC
filed 2002-03-28
CIK 940942

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2001
                                       OR
     [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's voting stock held by non-affiliates on March 22, 2002, based upon the last reported sale price on that date on the NASDAQ National Market of $10.50 per share, was $65,784,054.

On March 22, 2002, the Registrant had 7,046,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

RESTATEMENT INFORMATION

        On February 12, 2002, Hub Group, Inc. ("Hub Group" or the "Company") announced that it had discovered certain accounting irregularities at its 65% owned subsidiary, Hub Group Distribution Services ("Hub Distribution") that resulted in a restatement of the Company's net income over a two-year period. The amount of the overstatement of net income in 1999 and 2000 was $1.4 million and $1.9 million, respectively, and the Company has restated its financial statements for these periods accordingly. As the Company did not restate its results on a quarterly basis, the effect of the restatement for 1999 was booked in the fourth quarter of 1999 and the effect of the restatement for 2000 was booked in the fourth quarter of 2000. Similarly, in 2001, the fourth quarter contains the effect of the required adjustments to properly report the annual results for 2001. These restated financial statements have been audited by Arthur Andersen and are included herein.

GENERAL

     Hub Group is a Delaware corporation that was incorporated on March 8, 1995. Since its founding as an intermodal marketing company ("IMC") in 1971, Hub Group has grown to become the largest IMC in the United States and a full service transportation provider, offering intermodal, truck brokerage and comprehensive logistics services.

     The Company operates through an extensive nationwide network of 24 offices or "Hubs" and Hub Distribution. Each Hub is strategically located in a market that has a significant concentration of shipping customers and one or more railheads. Each Hub functions essentially as a stand-alone business managed locally by an executive with significant transportation experience. Local management is responsible for operations, customer service and regional marketing. Corporate management is responsible for group strategic planning and administration, financial services, relationships with the railroads and management information systems support. Hub Distribution, which performs certain specialized logistics services, also functions essentially as a stand-alone business, with local management responsible for operations, customer service, marketing, financial services and management information systems support. Hub Group also maintains a National Accounts sales force to provide centralized marketing of the Company's services to large and geographically diversified shippers.

     Through a series of acquisitions, Hub Group now owns a 65% partnership interest in Hub Distribution and wholly-owns each of its other operating subsidiaries. Unless the context otherwise requires, references to "Hub Group" or the "Company" include the Hubs, Hub Distribution and their respective subsidiaries.

     In early 2001, the Company centralized all accounting, other than accounting for Hub Distribution, at its corporate headquarters in Lombard, Illinois. The Company also installed and began using a new accounting software package for the Hubs during 2001 in Lombard. In addition, after two years of development, the Company implemented its new proprietary Network Management System. The new software is designed to streamline operational processes, improve the quality of data available to the Hubs and their customers and better integrate various systems and software applications.

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

     The Company uses its Hub network, connected through its Network Management System, to access containers and trailers owned by leasing companies, railroads and steamship lines. Because each Hub not only handles its own outbound shipments but also handles inbound shipments from other Hubs, each Hub is able to track trailers and containers entering its service area and reuse that equipment to fulfill its customers' outbound shipping requirements. This effectively allows the Company to "capture" containers and trailers and keep them within the Hub network without having to make a capital investment in transportation equipment. The Company also has exclusive use of the containers in its Premier Service Network.

     HIGHWAY SERVICES The Company arranges for the transportation of freight by truck, providing customers another option for their transportation needs. This is accomplished by matching customers' needs with carriers' capacity to provide the appropriate service and price combination. The Company has contracts with a substantial base of carriers allowing it to meet the varied needs of its customers. The Company negotiates rates, tracks shipments in transit and handles claims for freight loss and damage on behalf of its customers.

     The Company's brokerage operation also provides customers with specialized programs. Through the Dedicated Trucking program, certain carriers have informally agreed to move freight for Hub's customers on a continuous basis. This arrangement allows the Company to gain control of the trucking equipment to effectively meet its customer's needs without owning the equipment. Through the Core Carrier-Plus One program, the Company assumes the responsibility for over-the-road truckload shipments that the customer's core carriers cannot handle. This service supplements the customer's core carrier program and helps ensure the timely delivery of the customer's freight.

     LOGISTICS The Company has expanded its service capabilities as customers increasingly outsource their transportation needs. The Company has established a Supply Chain Solutions group with logistics expertise at its headquarters in Lombard. In addition, many of the Hubs have hired experienced logistics personnel exclusively dedicated to selling and servicing Hub Group's logistics service offering. The Supply Chain Solutions group acts as a central resource for the Hubs who then perform the actual logistics services.

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

HUB NETWORK

     Over the past 31 years, Hub Group has grown from a single office with two employees into a network of 22 Hubs in the United States, one Hub in Canada, one Hub in Mexico and Hub Distribution. Hub Group also has several satellite sales offices. In developing this network, the Company has carefully selected each location to ensure coverage in areas with significant concentrations of shipping customers and one or more railheads. Hub Group currently has Hubs in the following cities:

    Atlanta         Houston            Milwaukee           Salt Lake City
    Baltimore       Indianapolis       New York City       San Francisco
    Boston          Kansas City        Pittsburgh          Seattle
    Chicago (2)     Los Angeles        Portland            Toledo
    Cleveland       Memphis            Rochester           Toronto
    Detroit         Mexico City        St. Louis

The entire Hub network is interactively connected through the Company's Network Management System. This enables Hub Group to move freight into and out of every major city in the United States and most locations in Canada and Mexico.

     Each Hub manages the freight originating in or destined for its service area. In a sample intermodal transaction, the customer contacts the local Hub, known as the selling Hub, to obtain shipping schedules and a price quote for a particular freight movement. The local Hub obtains the necessary intermodal equipment, arranges for it to be delivered to the customer by a drayage company and, after the freight is loaded, arranges for the transportation of the container or trailer to the rail ramp. Information is entered into the Network Management System by the local Hub. This information is simultaneously transmitted through the Network Management System to the Hub closest to the point of delivery. The Company's predictive track and trace technology then monitors the shipment to ensure that it will arrive as scheduled, alerting the customer service personnel at the local Hub if there are service delays. The Hub closest to the point of delivery arranges for and confirms delivery by a drayage company. This arrangement among the Hubs is transparent to the customer and allows the customer to maintain its relationship solely with the selling Hub.

     The Company provides brokerage services to its customers in a similar manner. In a sample brokerage transaction, the customer contacts the local Hub to obtain transit information and a price quote for a particular freight movement. The customer then provides appropriate shipping information to the local Hub. The local Hub makes the delivery appointment and arranges with the appropriate carrier to pick up the freight. Once it receives confirmation that the freight has been picked up, the local Hub monitors the movement of the freight until it reaches its destination and the delivery has been confirmed. If the carrier notifies Hub Group that after delivering the load it will need additional freight, the Hub located nearest the destination is notified of the carrier's availability. Although it is under no obligation to do so, the local Hub then may attempt, if requested by the carrier, to secure freight for the carrier.

MARKETING AND CUSTOMERS

     The Company believes that fostering long-term customer relationships is critical to the Company's success. Through these long-term relationships, the Company is able to better understand its customer's needs and to tailor transportation services for a specific customer, regardless of the customer's size or volume. The Company currently has full time marketing representatives at each Hub and Hub Distribution with primary responsibility for servicing local and regional accounts. These sales representatives work from the local Hubs, Hub Distribution and the Company's satellite sales offices. This network provides a local marketing contact for small and medium shippers in most major metropolitan areas within the United States.

     In 1985, the Company established the National Accounts group to service the needs of the nation's largest shippers. The Company recognized that although most large shippers originate freight from multiple locations throughout the country, their logistics function is usually centralized. The Company essentially mirrored this structure by servicing national accounts from a central location and parceling out the servicing of individual freight shipments to the appropriate Hub. There are currently 18 National Accounts sales representatives who report either directly or indirectly to the Company's Executive Vice President of Marketing. The National Accounts sales representatives regularly call on the nation's largest shippers to develop business relationships and to expand the Company's participation in servicing their transportation needs. When a business opportunity is identified by a National Accounts sales representative, the Company's market development and pricing personnel and the local Hubs work together to provide a transportation solution tailored to the customer's needs. Local Hubs provide transportation services to National Accounts customers. After the plan is implemented, National Accounts' personnel maintain regular contact with the shipper to ensure customer satisfaction and to refine the process as necessary.

     This unique combination of local and regional marketing has produced a large, diverse customer base. The Company services customers in a wide variety of industries, including automotive, chemicals, consumer products, electronics, paper, printing, and retail.

MANAGEMENT INFORMATION SYSTEMS

     A primary component of the Company's business strategy is the continued improvement of its Network Management System and other technology to ensure that the Company will remain a leader among transportation providers in information processing for transportation services. Hub Group's Network Management System consists of proprietary software running on IBM AS/400 computers located at a secure offsite data center. All of the Hubs are linked with these AS/400 computers and each other using a frame relay network. This configuration provides a real time environment for transmitting data among the Hubs and the Company's headquarters. The Company also makes extensive use of electronic data interchange ("EDI"), allowing each Hub to communicate electronically with each railroad, certain drayage companies and those customers with EDI capabilities.

     The Company's Network Management System is the primary mechanism used by the Hubs to handle the Company's intermodal and highway services business. The Network Management System processes customer transportation requests, schedules and tracks shipments, prepares customer billing, establishes account profiles and retains critical information for analysis. The Network Management System provides connectivity with each of the major rail carriers, enabling the Company to electronically schedule and track shipments in a real time environment. In addition, the Network Management System's EDI features offer customers with EDI capability a completely paperless process, including load tendering, shipment tracking, customer billing and remittance processing. The Company aggressively pursues opportunities to establish EDI interfaces with its customers and carriers.

     To help manage its logistics business, the Company uses i2 Technologies' Transportation and Logistics Suite which includes planning and execution solutions. This sophisticated transportation management software enables Hub Group to offer supply chain planning tools and logistics managing, modeling, optimizing and monitoring tools for its customers. This software may be used by the Company when offering logistics management services to customers that ship via multiple modes, including intermodal, truckload, and less-than-truckload, allowing the Company to optimize mode and carrier selection and routing for its customers. This software is integrated with Hub Group's Network Management System and Hub Group's accounting system.

     The Company's website, www.hubgroup.com, is designed to allow Hub Group's customers and vendors to easily do business with Hub Group online. The Company launched the Vendor Interface portion of this website in early 2000. Through Vendor Interface, the Company tenders loads to its drayage partners using the Internet rather than phones or faxes. Vendor Interface also captures event status information and helps facilitate paperless invoicing for payment. Hub Group currently tenders over 98% of its drayage loads using Vendor Interface or EDI. Hub Group launched the Customer Advantage portion of its website in early 2001. Customer Advantage allows customers to receive immediate pricing, place orders, track shipments and review historical shipping data through a variety of reports over the Internet. Current Internet applications are, and future Internet applications will be, integrated with the Network Management System.

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

The Company has contracts with each of the following major railroads:

          Burlington Northern Santa Fe Railway        Kansas City Southern
          Canadian National                           Norfolk Southern
          Canadian Pacific                            Union Pacific
          CSX

The Company also has contracts with each of the following major fourth-party service providers: Mitsui O.S.K. Lines (America) Inc., Pacer International, Inc., K-Line America, Inc. and Maersk Sea-Land.

     These contracts govern the transportation services and payment terms pursuant to which the Company's intermodal shipments are handled by the railroads. The contracts have staggered renewal terms with the earliest expiration occurring during 2002. While there can be no assurances that these contracts will be renewed, the Company has in the past successfully negotiated extensions of these contracts. Transportation rates are market driven and are typically negotiated between the Company and the railroads or fourth-party service providers on a customer specific basis. Consistent with industry practice, many of the rates negotiated by the Company are special commodity quotations ("SCQs"), which provide discounts from published price lists based on competitive market factors and are designed by the railroads or fourth-party service providers to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC. SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually six to 12 months.

     The Company also manages a fleet of containers under its Premier Service Network. This program began with the Burlington Northern and Santa Fe Railway Company ("BNSF") in May 1998 and in 1999 expanded to include the Norfolk Southern Corporation ("NS"). Under agreements with both the BNSF and NS, the Company manages, as of March 1, 2002, approximately 5,000 containers owned by the BNSF and 1,300 containers owned by the NS. These containers are for Hub Group's dedicated use on the BNSF and NS rail systems. The BNSF containers and the NS containers are fully interchangeable across both the BNSF and NS rail networks.

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

RELATIONSHIP WITH TRUCKLOAD CARRIERS

     The Company's brokerage operation has a large and growing number of active carriers in its database which it uses to transport freight. The local Hubs deal daily with these carriers on an operational level. Hub Highway Services, a partnership controlled by the Company, handles the administrative and regulatory aspects of the carrier relationship. Hub Group's relationships with its carriers are important since these relationships determine pricing, load coverage and overall service.

RISK MANAGEMENT AND INSURANCE

     The Company requires all drayage companies participating in the Quality Drayage Program to carry at least $1.0 million in general liability insurance, $1.0 million in truckman's auto liability insurance and to obtain, either on their own or through the Company's insurance, $1.0 million in cargo insurance. Railroads, which are self-insured, provide limited cargo protection, generally up to $250,000 per shipment. To cover freight loss or damage when a carrier's liability cannot be established or a carrier's insurance is insufficient to cover the claim, the Company carries its own cargo insurance with a limit of $2.0 million per container or trailer and a limit of $20 million per occurrence. The Company also carries general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate with a companion $20.0 million umbrella policy on this general liability insurance.

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

GENERAL

     EMPLOYEES As of February 28, 2002, the Company had approximately 1,540 employees. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

     OTHER No material portion of the Company's operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. None of the Company's patents and trademarks is believed to be material to the Company. The Company's business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

ITEM 2.       PROPERTIES

     The Company directly, or indirectly through its subsidiaries, operates 42 offices throughout the United States and in Canada and Mexico, including the Company's headquarters in Lombard, Illinois and its Company-owned drayage operations. The office building used by the Hub located in Toledo is owned, and the remainder are leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of the Company's leases expire in the near term, the Company does not believe that it will have difficulty in renewing them or in finding alternative office space. The Company believes that its offices are adequate for the purposes for which they are currently used.

ITEM 3.       LEGAL PROCEEDINGS

     On February 19, 2002, a purported class action lawsuit was filed by Riggs Partners, LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint names as defendants the Company, the Company's officers and former officers that signed the Company's recent periodic reports filed with the Securities and Exchange Commission and the Company's auditors. The complaint alleges that the defendants violated Section 10(b) and Rule 10b-5 thereunder and Section 20(a) of the Securities Exchange Act of 1934 by filing or causing to be filed with the Securities and Exchange Commission periodic reports that contained inaccurate financial statements. The complaint seeks unspecified compensatory damages, reimbursement of reasonable costs and expenses, including counsel fees and expert fees, and such other relief as the court deems just and proper. The Company believes that this suit is without merit and intends to vigorously defend itself and its officers. An adverse judgement in this lawsuit could have a material adverse affect on the Company's financial position and results of operations.

     In addition to the suit described above, the Company is a party to routine litigation incident to its business, primarily claims for freight lost or damaged in transit or improperly shipped. Many of the lawsuits to which the Company is party are covered by insurance and are being defended by the Company's insurance carriers. Management does not believe that the outcome of this litigation will have a materially adverse effect on the Company's financial position or results of operations. See Item 1 Business - Risk Management and Insurance.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of March 18, 2002 with respect to each person who is an executive officer of the Company.

      Name             Age                     Position
  ------------------    -----   -----------------------------------------------
  Phillip C. Yeager       74    Chairman of the Board of Directors
  David P. Yeager         48    Vice Chairman of the Board of Directors and
                                Chief Executive Officer
  Thomas L. Hardin        56    President, Chief Operating Officer and Director
  Mark A. Yeager          37    President-Field Operations
  Donald G. Maltby        47    President-Hub Online
  Jay E. Parker           37    Vice President-Finance, Chief Financial Officer
                                  and Treasurer
  Richard M. Rogan        62    Executive Vice President-Marketing
  Dennis R. Polsen        48    Vice President and Chief Information Officer
  David C. Zeilstra       32    Vice President, Secretary and General Counsel


     Phillip C. Yeager, the Company's founder, has been Chairman of the Board since October 1985. From April 1971 to October 1985, Mr. Yeager served as President of Hub City Terminals, Inc. ("Hub Chicago"). Mr. Yeager became involved in intermodal transportation in 1959, five years after the introduction of intermodal transportation in the United States, as an employee of the Pennsylvania and Pennsylvania Central Railroads. He spent 19 years with the Pennsylvania and Pennsylvania Central Railroads, 12 of which involved intermodal transportation. In 1991, Mr. Yeager was named Man of the Year by the Intermodal Transportation Association. In 1995, he received the Salzburg Practitioners Award from Syracuse University in recognition of his lifetime achievements in the transportation industry. In October 1996, Mr. Yeager was inducted into the Chicago Area Entrepreneurship Hall of Fame sponsored by the University of Illinois at Chicago. In March 1997, he received the Presidential Medal from Dowling College for his achievements in transportation services. In September 1998 he received the Silver Kingpin award from the Intermodal Association of North America and in February 1999 he was named Transportation Person of the Year by the New York Traffic Club. Mr. Yeager graduated from the University of Cincinnati in 1951 with a Bachelor of Arts degree in Economics. Mr. Yeager is the father of David P. Yeager and Mark A. Yeager.

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

     Mark A. Yeager has been the Company's President-Field Operations since July 1999. From November 1997 through June 1999 Mr.Yeager was Division President, Secretary and General Counsel. From March 1995 to November 1997, Mr. Yeager was Vice President, Secretary and General Counsel. From May 1992 to March 1995, Mr. Yeager served as the Company's Vice President-Quality. Prior to joining the Company in 1992, Mr. Yeager was an associate at the law firm of Grippo & Elden from January 1991 through May 1992 and an associate at the law firm of Sidley & Austin from May 1989 through January 1991. Mr. Yeager received a Juris Doctor degree from Georgetown University in 1989 and a Bachelor of Arts degree from Indiana University in 1986. Mr. Yeager is the son of Phillip C. Yeager and the brother of David P. Yeager.

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

     Richard M. Rogan has been Executive Vice President of Marketing since November 1997 and was President of Hub Highway Services from May 1995 through February 2002. Prior to joining the Company, Mr. Rogan was Executive Vice President of National Freight, Inc. from May 1993 to April 1995. Prior to that, Mr. Rogan was with Burlington Motor Carriers, Inc., where he served as President and Chief Executive Officer from March 1988 to April 1993 and as an Executive Vice President from July 1985 to February 1988. Mr. Rogan's transportation career spans 25 years and includes earlier assignments with the Illinois Central Railroad, North American Van Lines and Schneider National. He received a Bachelor of Business Administration degree from Loyola University of Chicago in 1962 and a Master of Business Administration degree from the Wharton School of the University of Pennsylvania in 1963. He has served on the Board of Directors of the ATA Foundation as well as the Interstate Truckload Carrier Conference ("ITCC"). He is a past Chairman of the ITCC Highway Policy Committee and has also served on the Advisory Board of the Trucking Profitability Strategies Conference at the University of Georgia.

     Dennis R. Polsen has been the Company's Vice President - Chief Information Officer since September 2001. From March 2000 through August 2001, Mr. Polsen was the Company's Vice-President of Application Development. Prior to joining the Company, Mr. Polsen was Director of Applications for Humana, Inc. from September 1997 through February 2000 and spent 14 years prior to that developing, implementing, and directing transportation logistics applications at Schneider National, Inc. Mr. Polsen received a Bachelor of Business Administration in May of 1976 from the University of Wisconsin, Milwaukee and a Masters in Business Administration in May of 1983 from the University of Wisconsin Graduate School of Business. Mr. Polsen is a past member of the American Trucking Association.

     David C. Zeilstra has been the Company's Vice President, Secretary and General Counsel since July 1999. From December 1996 through June 1999, Mr. Zeilstra was the Company's Assistant General Counsel. Prior to joining the Company, Mr. Zeilstra was an associate with the law firm of Mayer, Brown & Platt from September 1994 through November 1996. Mr. Zeilstra received a Juris Doctor degree from the Duke University School of Law in 1994 and a Bachelor of Arts degree from Wheaton College in 1990.

DIRECTORS OF THE REGISTRANT

     The following three individuals are also on the Company's Board of
Directors: Gary D. Eppen - currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at the Graduate School of Business at the University of Chicago; Charles R. Reaves- Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company and Martin P. Slark - President, Chief Operating Officer and Director of Molex, Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

         The Class A common stock of the Company ("Class A Common Stock") trades on the NASDAQ National Market tier of the NASDAQ Stock Market. The Company normally trades under the symbol "HUBG." On February 19, 2002, the Company announced that it received a letter from the Nasdaq National Stock Market ("Nasdaq"). This letter informed the Company that due to the Company's plans to restate its earnings, the Company's public filings made during fiscal 1999, 2000, and 2001 did not satisfy the Company's obligation under Nasdaq's Marketplace Rule 4310(c)(14). The letter stated that Company's securities could be subject to delisting should this violation go uncorrected. The Company requested and held a hearing with Nasdaq on this matter, which automatically stayed the delisting process. Pending the decision of the hearing panel, the Company's Class A Common Stock will continue trading on Nasdaq under the symbol "HUBGE." As a result of filing this Form 10-K with the Securities and Exchange Commission, the Company believes it is now in full compliance with Marketplace Rule 4310(c)(14) and the Company will therefore seek Nasdaq approval to again trade under the symbol "HUBG."

     Set forth below are the high and low prices for shares of the Class A Common Stock of the Company for each full quarterly period in 2000 and 2001.

                                2000                            2001
                             ----------                       ---------
                          HIGH       LOW                  HIGH        LOW
                          ----       ---                  ----        ---
   First Quarter          $20 1/2    $15 1/4              $11.875     $8.00

   Second Quarter         $15 1/8    $10 1/2              $14.20      $8.00

   Third Quarter          $14 1/2    $9 9/16              $15.14      $10.60

   Fourth Quarter         $9 10/16   $6 1/2               $11.19      $8.75


     On March 1, 2002, there were approximately 55 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 1,250 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On March 1, 2002, there were 11 holders of record of the Company's Class B common stock (the "Class B Common Stock" together with the Class A Common Stock, the "Common Stock").

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

ITEM 6.        SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (in thousands except per share data)

                                                                    YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------------------------
                                                              RESTATED       RESTATED
                                                            -----------------------------
                                                  2001         2000(2)       1999(2)         1998       1997(1)
                                              --------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                        $1,319,331   $ 1,382,880    $ 1,295,502  $ 1,145,906   $1,064,479
Gross margin                                      178,963       167,767        159,863      138,334      129,855
Operating income                                   10,548        13,495         26,453       26,406       33,495
Income before minority interest and taxes             902         2,878         19,928       25,324       32,869
Income before taxes                                   751         4,547         15,941       15,205       15,874
Net income                                            443         2,683          9,405        8,908        9,525
Basic earnings per common share                $      .06   $      0.35    $      1.22  $      1.16   $     1.48
Diluted earnings per common share              $      .06   $      0.35    $      1.21  $      1.15   $     1.46

                                                                       AS OF DECEMBER 31,
                                              ---------------------------------------------------------------------
                                                              RESTATED       RESTATED
                                                            -----------------------------
                                                  2001          2000           1999          1998       1997(1)
                                              ---------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                                 $  (5,380)  $    (5,902)   $    20,202  $    20,313   $   15,209
Total assets                                      416,024       469,373        441,421      304,791      267,826
Long-term debt, excluding current portion          96,059       109,089        131,414       29,589       22,873
Stockholders' equity                               32,453       132,397        129,683      119,673      110,462

(1) In September 1997, the Company issued 1,725,000 shares of Class A common stock through a secondary offering which resulted in net proceeds of approximately $54,763,000. These proceeds were used to purchase the remaining 70% minority interest in Hub City Los Angeles, L.P. and Hub City Golden Gate, L.P.

(2) As a result of a comprehensive review that commenced in the first quarter of 2002, the Company determined that certain items of revenue and expense were incorrectly reported in previously issued financial statements. The Company has accordingly restated its financial results for 2000 and 1999. See Note 2 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTATEMENT

         As more fully described in Note 2 of the Notes to Consolidated Financial Statements, certain information in this filing has been restated to correct previously issued financial statements. The discussion in this item reflects those restatements.

CAPITAL STRUCTURE

         Hub Group, Inc. (the "Company") has authorized common stock comprised of Class A common stock and Class B common stock. The rights of holders of Class A common stock and Class B common stock are identical, except each share of Class B common stock entitles its holder to 20 votes, while each share of Class A common stock entitles its holder to one vote.

CALL OPTIONS

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUE

         Revenue for the Company decreased 4.6% to $1,319.3 million in 2001 from $1,382.9 million in 2000. Overall, management believes that a soft economy has negatively impacted the current year growth. Intermodal revenue decreased 9.9% from 2000. The decline in intermodal revenue was primarily due to a $71.8 million reduction in demand for intermodal service from the Company's steamship customers. Two large steamship customers ceased doing business with the Company in the second quarter of 2001. While one steamship customer has terminated operations worldwide, the other has changed its method of business. Truckload brokerage revenue increased 2.7% from 2000. Logistics revenue, which includes revenue from the Company's supply chain solutions services and revenue from Hub Group Distribution Services ("Hub Distribution"), increased 17.8% compared to 2000. This increase was primarily due to significant growth from the Company's supply chain solutions business.

GROSS MARGIN

         Gross margin increased 6.7% to $179.0 million in 2001 from $167.8 million in 2000. As a percent of revenue, gross margin increased to 13.6% from 12.1% in 2000. The increase in gross margin as a percent of revenue is primarily due to the increase in the intermodal gross margin percentage resulting in part from the loss of the high volume, lower margin steamship business.

SALARIES AND BENEFITS

         Salaries and benefits decreased 1.3% to $95.0 million in 2001 from $96.2 million in 2000. As a percentage of revenue, salaries and benefits increased to 7.2% from 7.0% in 2000. The increase as a percentage of revenue is due to the decrease in revenue.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 16.0% to $53.6 million in 2001 from $46.2 million in 2000. As a percentage of revenue, these expenses increased to 4.1% from 3.3% in 2000. The increase as a percentage of revenue is primarily attributed to a $4.7 million write-off associated with the bankruptcy and forced liquidation of a Korean steamship line customer, increased costs associated with the outsourced data center and the decrease in revenue.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization increased 75.1% to $10.7 million in 2001 from $6.1 million in 2000. This expense as a percentage of revenue increased to 0.8% from 0.4% in 2000. The increase in depreciation and amortization is due in part to the depreciation of software applications placed into service throughout 2000 and 2001. Additionally, during the first half of the year, the Company recognized $1.5 million in additional depreciation due primarily to a change in estimated useful lives for various assets. Of this amount, $0.9 million relates to various assets, that in December 2000, were determined to be no longer useful once the Company's new operating system was completed. The remaining $0.6 million of additional depreciation relates to the Company's decision to accelerate depreciation for a piece of communications software that was replaced with a more stable and cost effective software application during the second quarter of 2001.

AMORTIZATION OF GOODWILL

         Amortization of goodwill remained constant at $5.7 million in both 2001 and 2000.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

         The $3.4 million impairment charge in 2001 was due to Hub Distribution's exit from its initiative surrounding the home delivery of large box items purchased over the internet.

OTHER INCOME (EXPENSE)

         Interest expense decreased 10.3% to $10.3 million in 2001 from $11.5 million in 2000. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year and lower interest rates.

         Interest income decreased to $0.7 million in 2001 from $0.8 million in 2000.

         Other income decreased to $0.0 million in 2001 from $0.1 million in 2000.

MINORITY INTEREST

         Minority interest increased to $0.2 million in 2001 from $(1.7) million in 2000. Minority interest represents the 35% minority interest in Hub Distribution.

PROVISION FOR INCOME TAXES

         The provision for income taxes decreased 83.5% to $0.3 million in 2001 compared to $1.9 million in 2000. The Company provided for income taxes using an effective rate of 41.0% in both years.

NET INCOME

         Net income decreased 83.5% to $0.4 million in 2001 from $2.7 million in 2000.

EARNINGS PER COMMON SHARE

         Basic and diluted earnings per common share decreased 82.9% to $0.06 in 2001 from $0.35 in 2000.


YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUE

         Revenue for the Company increased 6.7% to $1,382.9 million in 2000 from $1,295.5 million in 1999. Early in 2000, the Company's underlying rail and truckload carriers began passing on significant price increases related to the increase in the cost of fuel. Accordingly, the Company increased the prices it charges its customers. Based on the timing and magnitude of these increases, management estimates that such increases caused the Company's revenue to grow 4% to 5% for the year. Absent this increase, management estimates that revenue growth would have ranged from 2% to 3% for the year. Intermodal revenue increased 3.9% over 1999. Management believes that this slower than historical growth in intermodal is due in part to a softening economy and the termination of a significant customer contract in November 1999. Truckload brokerage revenue increased 5.7% over 1999. Logistics revenue increased 29.2% compared to 1999. This increase was primarily due to growth in the Company's supply chain solutions logistics services revenue.

GROSS MARGIN

         Gross margin increased 4.9% to $167.8 million in 2000 from $159.9 million in 1999. Gross margin as a percentage of revenue decreased to 12.1% from 12.3% in 1999. The primary cause for the decline as a percentage of revenue was due to lower gross margins at Hub Distribution.

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

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased 17.5% to $46.2 million in 2000 from $39.4 million in 1999. As a percentage of revenue, these expenses increased to 3.3% from 3.0% in 1999. The increase as a percentage of revenue is primarily attributed to expenditures related to equipment leases, data center and data communications costs and rent. The increase in equipment leases is primarily due to the leasing of computer hardware required to support both newly developed and future software applications. The increase in data communication costs and costs associated with the recently outsourced data center are related to supporting the Company's information technology initiatives. Rent expense increased as the Company's operating units were required to obtain larger office space to accommodate operations.

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

OTHER INCOME (EXPENSE)

         Interest expense increased to $11.5 million in 2000 from $8.6 million in 1999. The increase in interest expense is due primarily to having a full year of the debt required to fund the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase.

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

MINORITY INTEREST

         Minority interest decreased to $(1.7) million in 2000 from $4.0 million in 1999. The decrease is attributed to a net loss at Hub Distribution in 2000 and the purchase of the remaining 70% minority interests in connection with the April 1999 Purchase.

PROVISION FOR INCOME TAXES

         The provision for income taxes decreased 71.5% to $1.9 million in 2000 compared to $6.5 million in 1999. The Company provided for income taxes using an effective rate of 41.0% in both years.

NET INCOME

         Net income decreased 71.5% to $2.7 million in 2000 from $9.4 million in 1999.

EARNINGS PER COMMON SHARE

         Basic earnings per common share decreased 71.3% to $0.35 in 2000 from $1.22 in 1999. Diluted earnings per common share decreased 71.1% to $0.35 in 2000 from $1.21 in 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

         Cash provided by operating activities for the year ended December 31, 2001, was approximately $27.6 million, which resulted primarily from net income from operations before non-cash charges of $21.7 million and a net increase in working capital of $5.9 million. The increase in working capital was primarily related to a significant reduction in accounts receivable due to improved collections and lower revenue.

         Net cash used in investing activities for the year ended December 31, 2001, was $10.3 million and related to capital expenditures. The capital expenditures were principally made to enhance the Company's information system capabilities. The most significant project relates to a customized operating system.

         The net cash used in financing activities for the year ended December 31, 2001, was $17.3 million. This was primarily comprised of $5.0 million of voluntary payments on the Company's line of credit and $12.3 million of scheduled payments on the Company's term debt, unsecured notes, installment notes and capital leases.

         The Company maintains a multi-bank credit facility (the "Credit Facility"). The Credit Facility is comprised of term debt and a revolving line of credit. Borrowings under the revolving line of credit are unsecured and have a five-year term that began on April 30, 1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. Borrowings and weighted average interest rates on the revolving line of credit were $19.0 million and 4.46% and $24.0 million and 9.23% at December 31, 2001 and 2000, respectively. There was $31.0 million and $26.0 million unused and available under the revolving line of credit at December 31, 2001 and 2000, respectively. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004. Borrowings and weighted average interest rates on the term debt was $35.0 million and 4.66% and $42.0 million and 9.19% at December 31, 2001 and 2000, respectively.

         On November 7, 2000, the Company amended the Credit Facility. The amendment increases the borrowing rate ranges of both the term note and revolving line of credit. Under the amended line of credit, the Company can borrow, at its option, at the prime rate plus 0.25% to 1.25% or at a rate established at the bank's discretion on a day-to-day basis. The Company may also borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.50% to 2.75% based on the Company's funded debt to EBITDAM (earnings before interest expense, income taxes, depreciation, amortization and minority interest) ratio. Under the amended term debt, the Company can borrow at the prime rate plus 0.25% to 1.50% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.75% to 3.00% based on the Company's funded debt to EBITDAM ratio. The Credit Facility also contains certain financial covenants which were amended. The amended Credit Facility requires that the Company maintain required levels of net worth and EBITDAM, and ratios of fixed charge coverage and funded debt to EBITDAM. The amendment has an additional financial covenant that limits capital expenditures for 2001. On February 26, 2001, the Company executed a second amendment to its Credit Facility. The amendment has an additional financial covenant that limits capital expenditures for 2002. On March 30, 2001, the Company executed a third amendment to its Credit Facility, amending the definition of EBITDAM slightly, extending the date for adding back certain non-cash charges. Effective September 30, 2001, the Company executed a fourth amendment to its Credit Facility, allowing the $4.7 million of customer bad debt write-off related to a Korean steamship line to be added back for the purpose of calculating the EBITDAM ratio. All other provisions of the November 7, 2000 amendment remained unchanged. On March 27, 2002, the Company executed a fifth amendment to its Credit Facility. The amendment waives any historical covenant violations that resulted from the restatement of the financial statements from 1999 and 2000. In addition, an adjusting entry was made in the fourth quarter of 2001 to properly state the results for 2001 since the Company did not make any adjustments to 2001 on a quarterly basis. The amendment allows the spreading of this fourth quarter adjustment pro-rata throughout the year for purposes of covenant calculations in 2002. The amendment established a minimum borrowing rate from January 1, 2002 through September 30, 2002. The term debt interest rate will be a minimum of LIBOR plus 2.75% or at the Prime Rate plus 1.25%. The revolving credit interest will be a minimum of LIBOR plus 2.50% or at the Prime Rate plus 1.00%. The Company was in compliance with the financial covenants that were effective as of December 31, 2001.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life. Interest is paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         On February 26, 2001, the Company amended the Notes. The amendment, effective December 31, 2000, increases the borrowing rate from 8.64% to 9.14%. The Notes also contain certain financial covenants which were amended. The amended agreement requires that the Company maintain required levels of net worth, ratios of fixed charge coverage and funded debt to EBITDAM. The amendment has an additional financial covenant that provides limitations on capital expenditures for 2001 and 2002. On March 30, 2001, the Company executed a second amendment to the Notes, amending the definition of EBITDAM slightly, and extending the date for adding back certain non-cash charges. Effective September 30, 2001, the Company executed a third amendment to the Notes, allowing the $4.7 million of customer bad debt write-off related to a Korean steamship line to be added back for the purpose of calculating EBITDAM. On March 27, 2002, the

Company executed a fourth amendment to the Notes. The amendment waives any historical covenant violations that resulted from the restatement of the financial statements from 1999 and 2000. In addition, an adjusting entry was made in the fourth quarter of 2001 to properly state the results for 2001 since the Company did not make any adjustments to 2001 on a quarterly basis. The amendment allows the spreading of this fourth quarter adjustment pro-rata throughout the year for purposes of covenant calculations in 2002. The Company was in compliance with the financial covenants that were effective as of December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("Statement 141"). Under Statement 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method is prohibited. Additionally, Statement 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. Statement 141 was effective for all business combinations initiated after June 30, 2001.

         On June 30, 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement 142 as of January 1, 2002. As of December 31, 2001, goodwill, net of accumulated amortization, was $208.2 million and amortization expense for the year ended December 31, 2001 was $5.7 million. Except as set forth in Outlook, Risks and Uncertainties - Amortization of Goodwill, the Company has not yet fully determined the impact that Statement 142 will have on the Company's financial condition or results of operations.

         In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144") which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement 144 created one accounting model for long-lived assets to be disposed of by sale that applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reporting in continuing operations or in discontinued operations. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company does not expect this statement to have a material impact on its statements of financial condition or results of operations.

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

BUSINESS COMBINATIONS/DIVESTITURES

         Management believes that future acquisitions or dispositions made by the Company could significantly impact financial results. Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, minority interest, net income and the Company's debt level. Financial results may be impacted by additional factors as discussed below.

REVENUE

         Management believes that the performance of the railroads and a more severe or prolonged slow-down of the economy are the most significant factors that could negatively influence the Company's revenue growth rate. The service disruptions in the intermodal industry due to the split-up of Conrail, which began on June 1, 1999, appear to have been significantly rectified. Should this trend reverse, the Company believes its intermodal growth rate would likely be negatively impacted. Should there be further consolidation in the rail industry, causing a similar or more severe service disruption, the Company believes its intermodal growth rate would likely be negatively impacted. Should there be another significant service disruption, the Company expects there may be some customers who would switch from using the Company's intermodal service to other carriers' over-the-road service. The Company expects these customers may choose to continue to utilize these carriers even when intermodal service levels are restored. Other factors that could negatively influence the Company's growth rate include, but are not limited to, the elimination of fuel surcharges, the entry of new web-based competitors, inadequate drayage service and inadequate equipment supply.

         Hub Distribution's largest customer, for which Hub Distribution installs point-of-purchase displays, has notified the Company of a significant change in its strategy related to its displays. This has already resulted in a significant decrease in revenue during the first quarter of 2002. Should this customer continue with this strategy, management believes the revenue for this customer will continue at significantly lower levels than those experienced in 2001.

GROSS MARGIN

         Management expects fluctuations in the gross margin percentage from quarter-to-quarter caused by various factors including, but not limited to, changes in business mix, intermodal margins, highway brokerage margins, logistics business margins, trailer and container capacity, vendor pricing, intermodal industry growth, intermodal industry service levels, competition and accounting estimates.

SALARIES AND BENEFITS

         It is anticipated that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between revenue increases and changes in levels of staffing. Should the Company eliminate positions due to automation resulting from systems enhancements or centralizing functions, this expense, as a percent of revenue, is likely to be reduced. Factors that could affect the percentage from staying in the recent historical range include, but are not limited to, revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, such as the Company's expedited services initiative, changes in customer requirements and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

SELLING, GENERAL AND ADMINISTRATIVE

         Management believes there are several factors that could cause selling, general and administrative expenses to increase as a percentage of revenue. As customer expectations and the competitive environment require the development of web-based business interfaces and the restructuring of the Company's information systems and related platforms, the Company believes there could be significant expenses incurred, some of which would not be capitalized. Costs incurred to formulate the Company's strategy as well as any costs that would be identified as reengineering or training would be expensed.

         Management believes the fees for professional services incurred during the first quarter of 2002 related to the investigation and restatement related to Hub Distribution's financial statements will range between $800,000 and $900,000 on a pre-minority interest, pre-tax basis. Management believes additional fees will be incurred during the second quarter and management estimates these additional fees will range from $150,000 to $400,000 on a pre-minority interest, pre-tax basis.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Management estimates that depreciation and amortization of property and equipment will increase in the future. The most significant factor that will cause an increase in depreciation and amortization expense is increased software amortization related to improvements in the Company's information systems. During 2001, the Company placed in service its proprietary operating system, an operational accounting system, and other related applications. Additional factors that could cause an increase in depreciation expense include, but are not limited to, if the Company decided to purchase rather than lease a greater proportion of assets or accelerating depreciation due to changes in useful lives of existing assets.

AMORTIZATION OF GOODWILL

         With the adoption of Statement 142 effective January 1, 2002, as indicated in the Recent Accounting Pronouncements, the Company's goodwill will no longer be amortized but will be subject to periodic impairment reviews. As required, the Company will have an independent valuation performed during 2002 to determine if a transitional impairment charge is necessary.

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

OTHER INCOME (EXPENSE)

         Management estimates that interest expense will likely decrease from the prior year. Factors that could cause interest to fluctuate higher or lower than forecasted include, but are not limited to, changes in lending rates, unanticipated debt repayments, unanticipated working capital needs, unanticipated software development expenses and unanticipated capital expenditures.

         Management estimates that interest income will likely remain relatively consistent with the prior year. Factors that could cause a change include, but are not limited to, the possible use of cash to make debt repayments, fund working capital needs and fund capital expenditures.

MINORITY INTEREST

         Management estimates that minority interest will likely remain relatively consistent with the prior year, based on the expected profitability of Hub Distribution. Acquisitions of entities with a minority interest, disposition of Hub Distribution or fluctuations in profitability of Hub Distribution could have a material impact on minority interest.

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

         The Company estimates that its capital expenditures will not exceed $15.0 million in 2002.

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

         The Company has both fixed and variable rate debt as described in Note
9. The Company has entered into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap is to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 2001, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 5.34% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

         The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Public Accountants                                     21

Consolidated Balance Sheets - December 31, 2001 and December 31, 2000        22

Consolidated Statements of Operations - Years ended December 31, 2001,
 December 31, 2000 and December 31, 1999                                     23

Consolidated Statements of Stockholders' Equity - Years ended
 December 31, 2001, December 31, 2000 and December 31, 1999                  24

Consolidated Statements of Cash Flows - Years ended December 31, 2001,
 December 31, 2000 and December 31, 1999                                     25

Notes to Consolidated Financial Statements                                   26

Schedule II - Valuation and Qualifying Accounts                              S-1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Hub Group, Inc. and Hub Group, Inc.:

         We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (a Delaware corporation) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001 (2000 and 1999 as restated - see Note 2). These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

         The selected quarterly financial data included in Note 20 contains information that we did not audit, and, accordingly, we do not express an opinion on that data. We were unable to review the quarterly financial data in accordance with standards established by the American Institute of Certified Public Accountants because the Company did not restate its results on a quarterly basis (see Note 2).

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hub Group, Inc. as of December 31, 2001 and 2000, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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


                                         ARTHUR ANDERSEN LLP

Chicago, Illinois
March 27, 2002

                                 HUB GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                       Restated
                                                                                                    --------------
                                                                                              December 31,
                                                                                    ------------------------------
                                                                                          2001           2000
                                                                                    --------------- --------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                      $          -    $         -
      Accounts receivable, net                                                             149,765        192,969
      Deferred taxes                                                                        11,147          9,277
      Prepaid expenses and other current assets                                              3,840          4,537
                                                                                    --------------- --------------
         TOTAL CURRENT ASSETS                                                              164,752        206,783

    PROPERTY AND EQUIPMENT, net                                                             39,098         43,854
    GOODWILL, net                                                                          208,166        213,907
    OTHER ASSETS                                                                             1,507          2,177
    MINORITY INTEREST                                                                        2,501          2,652
                                                                                    --------------- --------------
         TOTAL ASSETS                                                                $     416,024   $    469,373
                                                                                    =============== ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
         Trade                                                                       $     135,588   $    172,010
         Other                                                                               1,275          8,529
      Accrued expenses
         Payroll                                                                            11,195          9,559
         Other                                                                              14,020         10,246
      Current portion of long-term debt                                                      8,054         12,341
                                                                                    --------------- --------------
           TOTAL CURRENT LIABILITIES                                                       170,132        212,685

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                               96,059        109,089
    DEFERRED TAXES                                                                          17,380         15,202
    CONTINGENCIES AND COMMITMENTS
    STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
         issued or outstanding in 2001 and 2000                                                 -              -
      Common stock,
         Class A:  $.01 par value; 12,337,700 shares authorized; 7,046,250 shares issued and outstanding in 2001, 7,046,050 shares issued and
           outstanding in 2000                                                                  70             70
         Class B:  $.01 par value; 662,300 shares authorized; 662,296 shares
           issued and outstanding in 2001 and 2000                                               7              7
      Additional paid-in capital                                                           110,819        110,817
      Purchase price in excess of predecessor basis, net of tax benefit of $10,306         (15,458)       (15,458)
      Retained earnings                                                                     37,404         36,961
      Accumulated other comprehensive loss                                                    (389)            -
                                                                                    --------------- --------------
         TOTAL STOCKHOLDERS' EQUITY                                                        132,453        132,397
                                                                                    --------------- --------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $     416,024   $    469,373
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

                                                HUB GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands, except per share amounts)

                                                                                             RESTATED
                                                                                   -----------------------------
                                                                             YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        2001           2000           1999
                                                                    -------------- -------------- --------------

Revenue                                                              $  1,319,331   $  1,382,880   $  1,295,502

Transportation costs                                                    1,140,368      1,215,113      1,135,639
                                                                    -------------- -------------- --------------
       Gross margin                                                       178,963        167,767        159,863

Costs and expenses:
     Salaries and benefits                                                 94,982         96,201         84,082
     Selling, general and administrative                                   53,613         46,233         39,361
     Depreciation and amortization of property and equipment               10,678          6,097          4,014
     Amortization of goodwill                                               5,741          5,741          5,069
     Impairment of property and equipment                                   3,401             -             884
                                                                    -------------- -------------- --------------
       Total costs and expenses                                           168,415        154,272        133,410

          Operating income                                                 10,548         13,495         26,453
                                                                    -------------- -------------- --------------

Other income (expense):
     Interest expense                                                     (10,345)       (11,532)        (8,642)
     Interest income                                                          693            779            926
     Other, net                                                                 6            136          1,191
                                                                    -------------- -------------- --------------
       Total other expense                                                 (9,646)       (10,617)        (6,525)

Income before minority interest and provision for income taxes                902          2,878         19,928
                                                                    -------------- -------------- --------------

Minority interest                                                             151         (1,669)         3,987
                                                                    -------------- -------------- --------------

Income before provision for income taxes                                      751          4,547         15,941

Provision for income taxes                                                    308          1,864          6,536
                                                                    -------------- -------------- --------------

Net income                                                           $        443   $      2,683   $      9,405
                                                                    ============== ============== ==============

Basic earnings per common share                                      $       0.06   $       0.35   $       1.22
                                                                    ============== ============== ==============
Diluted earnings per common share                                    $       0.06   $       0.35   $       1.21
                                                                    ============== ============== ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 HUB GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the three years ended December 31, 2001
                          (in thousands, except shares)

                                                                                                           RESTATED
                                                                                                ---------------------------------
                                                                                      2001            2000            1999
                                                                                --------------- ---------------- ----------------
Class A & B Common Stock Shares
      Beginning of year                                                              7,708,346       7,706,246        7,672,246
      Exercise of non-qualified stock options                                              200           2,100           34,000
                                                                                --------------- ---------------- ----------------
           End of year                                                               7,708,546       7,708,346        7,706,246
                                                                                --------------- ---------------- ----------------

Class A & B Common Stock Amount
      Beginning of year                                                          $          77   $          77    $          77
                                                                                --------------- ---------------- ----------------
           End of year                                                                      77              77               77
                                                                                --------------- ---------------- ----------------

Additional Paid-in Capital
      Beginning of year                                                                110,817         110,786          110,181
      Exercise of non-qualified stock options                                                2              31              605
                                                                                --------------- ---------------- ----------------
           End of year                                                                 110,819         110,817          110,786
                                                                                --------------- ---------------- ----------------

Purchase Price in Excess of Predecessor Basis, Net of Tax
      Beginning of year                                                                (15,458)        (15,458)         (15,458)
                                                                                --------------- ---------------- ----------------
           End of year                                                                 (15,458)        (15,458)         (15,458)
                                                                                --------------- ---------------- ----------------

Retained Earnings
      Beginning of year                                                                 36,961          34,278           24,873
      Net income                                                                           443           2,683            9,405
                                                                                --------------- ---------------- ----------------
           End of year                                                                  37,404          36,961           34,278
                                                                                --------------- ---------------- ----------------

Accumulated Other Comprehensive Loss
      Beginning of year                                                                     -               -                -
      Other comprehensive loss                                                            (389)             -                -
                                                                                --------------- ---------------- ----------------
           End of year                                                                    (389)             -                -
                                                                                --------------- ---------------- ----------------
           TOTAL STOCKHOLDERS' EQUITY                                            $     132,453   $     132,397    $     129,683
                                                                                =============== ================ ================


Comprehensive Income

      Net income                                                                 $         443   $       2,683    $       9,405

      Cumulative effect of adopting Statement 133, net of tax of $55                        79              -                -
      Unrealized interest rate swap loss net of tax benefit of ($325)                     (468)             -                -
                                                                                --------------- ---------------- ----------------
      Other comprehensive loss                                                            (389)             -                -
                                                                                --------------- ---------------- ----------------
           Total comprehensive income                                            $          54   $       2,683    $       9,405
                                                                                =============== ================ ================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                      HUB GROUP, INC.
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)

                                                                                                           RESTATED
                                                                                                ---------------------------------
                                                                                             YEARS ENDED DECEMBER 31,
                                                                                -------------------------------------------------
                                                                                      2001            2000            1999
                                                                                --------------- ---------------- ----------------
Cash flows from operating activities:
    Net income                                                                   $        443    $        2,683   $        9,405
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                       11,248             6,875            5,013
         Amortization of goodwill                                                       5,741             5,741            5,069
         Impairment of property and equipment                                           3,401                -               884
         Deferred taxes                                                                   308             1,864            1,754
         Minority interest                                                                151            (1,669)           3,987
         Loss on sale of assets                                                           426               128              205
         Changes in working capital:
          Accounts receivable, net                                                     43,204            (4,044)         (40,821)
          Prepaid expenses and other current assets                                       697            (1,188)           2,687
          Accounts payable                                                            (43,676)           26,446           22,671
          Accrued expenses                                                              5,021             4,729            2,405
          Other assets                                                                    670              (215)          (1,458)
                                                                                --------------- ---------------- ----------------
            Net cash provided by operating activities                                  27,634            41,350           11,801
                                                                                --------------- ---------------- ----------------
Cash flows from investing activities:
    Purchases of minority interest                                                         -                 -          (108,710)
    Purchases of property and equipment, net                                          (10,319)          (26,613)         (11,234)
                                                                                --------------- ---------------- ----------------
            Net cash used in investing activities                                     (10,319)          (26,613)        (119,944)
                                                                                --------------- ---------------- ----------------
Cash flows from financing activities:
    Proceeds from sale of common stock                                                      2                31              605
    Distributions to minority interest                                                     -               (454)         (10,484)
    Net payments on long-term debt                                                    (17,317)          (16,206)         (50,930)
    Proceeds from issuance of long-term debt                                               -                 27          155,639
                                                                                --------------- ---------------- ----------------
            Net cash (used in) provided by financing activities                       (17,315)          (16,602)          94,830

Net decrease in cash and cash equivalents                                                  -             (1,865)         (13,313)
Cash and cash equivalents, beginning of period                                             -              1,865           15,178
                                                                                --------------- ---------------- ----------------
Cash and cash equivalents, end of period                                         $         -     $           -    $        1,865
                                                                                =============== ================ ================
Supplemental disclosures of cash flow information
    Cash paid for:
       Interest                                                                  $     10,143    $       12,520   $        8,293
       Income taxes                                                                        -                567            2,474
    Non-cash activity:
       Unrealized loss on derivative instrument                                  $        389    $           -    $           -
       Acquisition purchase price adjustment of note payable                               -                 -               150

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and all entities in which the Company has more than a 50% equity ownership or otherwise exercises unilateral control. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS: The Company considers as cash equivalents all highly liquid instruments with an original maturity of three months or less. Checks outstanding, net, of approximately $12,320,000 and $23,494,000 at December 31, 2001 and 2000, respectively, are included in accounts payable.

RECEIVABLES: The Company's reserve for uncollectible accounts receivable was approximately $4,020,000 and $3,088,000 at December 31, 2001 and 2000,
respectively.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of applicable assets over their expected useful lives: buildings and improvements, 15 to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, 3 to 5 years; furniture and equipment, 3 to 10 years; and transportation equipment and automobiles, 3 to 12 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed five years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

GOODWILL: Goodwill is amortized on the straight-line method over 40 years. On an ongoing basis, the Company estimates the future undiscounted cash flows before interest of the operating units to which goodwill relates in order to evaluate impairment. If impairment exists, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows. The Company has not experienced any impairment of goodwill. Accumulated goodwill amortization was $21,517,000 and $15,774,000 as of December 31, 2001 and 2000, respectively.

DEFERRED FINANCING COSTS: The Company has deferred financing costs related to its debt. The accumulated amortization related to the deferred financing costs was $1,108,000 and $632,000 as of December 31, 2001 and 2000, respectively. The amortization expense related to deferred financing costs was $476,000, $387,000 and $245,000 for the years ending December 31, 2001, 2000 and 1999, respectively.

CONCENTRATION OF CREDIT RISK: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Temporary investments are valued at the lower of cost or market and at the balance sheet dates approximate fair market value. The Company primarily serves customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2001, 2000 and 1999. The Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable risk is limited.

REVENUE RECOGNITION: Revenue represents sales of services to customers. Revenue is recognized based on relative transit time. Revenue for the installation business is recognized on the date the services are performed.

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

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS:

         On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("Statement 141"). Under Statement 141, all business combinations initiated after June 30, 2001 must be accounted for using the purchase method of accounting. Use of the pooling-of-interests method is prohibited. Additionally, Statement 141 requires that certain intangible assets that can be identified and named be recognized as assets apart from goodwill. Statement 141 was effective for all business combinations initiated after June 30, 2001.

         On June 30, 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company will adopt Statement 142 as of January 1, 2002. As of December 31, 2001, goodwill, net of accumulated amortization, is $208.2 million and amortization expense for the year ended December 31, 2001 is $5.7 million.
The Company has not yet fully determined the impact that Statement 142 will have on the Company's financial condition or results of operations.

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

RECLASSIFICATIONS: Certain items previously reported have been reclassified to conform with the 2001 presentation.

NOTE 2.  RESTATEMENT

         The Company has restated its consolidated financial statements for 2000 and 1999. In the unaudited quarterly financial data, as shown in Note 20, the fourth quarter of 2000 has been restated. Except as otherwise stated, all information presented in the consolidated financial statements and related notes reflects all such restatements.

         As a result of a comprehensive review that commenced in the first quarter of 2002, the Company determined that certain items of revenue and expense were incorrectly reported in previously issued financial statements for 2000 and 1999 related to its 65% owned subsidiary, Hub Group Distribution Services ("Hub Distribution"). These items principally related to revenue, transportation costs and selling, general and administrative expense. The Company is still investigating the causes for the incorrect accounting at Hub Distribution.

         The restatement also includes a restatement of minority interest equal to 35% of the adjustments in revenue, transportation costs and selling, general and administrative expense. Additionally, the Company recorded additional interest expense owed to its bank group based upon variable interest rate pricing tied to its restated cash flow leverage ratio.

         The adjustments to minority interest resulted in a receivable balance due from the minority shareholder. The Hub Distribution partnership agreement requires all income and losses be allocated to the partners based on ownership. Should Hub Distribution be liquidated in the future, the partnership agreement requires that the minority shareholder bring its capital account to zero through payment to the partnership.

A summary of the restatement by category is as follows:

                                               CUMULATIVE RESTATEMENT
                                              THROUGH DECEMBER 31, 2000
                                              -------------------------
                                                       (000's)
Revenue                                            $      (2,796)
Transportation costs                                      (5,267)
Selling, general and administrative expense                 (522)
Interest expense                                            (140)
Minority interest                                          3,004
                                              -------------------------
Total                                              $      (5,721)
                                              -------------------------

The effect of such restatement discussed above on the statement of operations line items is shown in the following table:

                                                                    As Previously                          As
                                                                      REPORTED       RESTATEMENT        RESTATED
                                                                  -------------------------------------------------
FISCAL 1999
Revenue                                                            $  1,296,799   $      (1,297)      $  1,295,502
Transportation costs                                                  1,134,384           1,255          1,135,639
                                                                  -------------------------------------------------
      Gross margin                                                      162,415          (2,552)           159,863
Costs and expenses:
    Salaries and benefits                                                84,082              -              84,082
    Selling, general and administrative                                  38,232           1,129             39,361
    Depreciation and amortization of property and equipment               4,014              -               4,014
    Amortization of goodwill                                              5,069              -               5,069
    Impairment of property and equipment                                    884              -                 884
                                                                  -------------------------------------------------
      Total costs and expenses                                          132,281           1,129            133,410
                                                                  -------------------------------------------------
         Operating income                                                30,134          (3,681)            26,453
                                                                  -------------------------------------------------
Other income (expense):
    Interest expense                                                     (8,592)            (50)            (8,642)
    Interest income                                                         926              -                 926
    Other, net                                                            1,191              -               1,191
                                                                  -------------------------------------------------
      Total other expense                                                (6,475)            (50)            (6,525)
Income before minority interest and provision for income taxes           23,659          (3,731)            19,928
Minority interest                                                         5,275          (1,288)             3,987
                                                                  -------------------------------------------------
Income before provision for income taxes                                 18,384          (2,443)            15,941
Provision for income taxes                                                7,538          (1,002)             6,536
                                                                  -------------------------------------------------
Net income                                                         $     10,846   $      (1,441)      $      9,405
                                                                  =================================================

FISCAL 2000
Revenue                                                            $  1,384,379   $      (1,499)      $  1,382,880
Transportation costs                                                  1,211,101           4,012          1,215,113
                                                                  -------------------------------------------------
      Gross margin                                                      173,278          (5,511)           167,767
Costs and expenses:
    Salaries and benefits                                                96,201              -              96,201
    Selling, general and administrative                                  46,840            (607)            46,233
    Depreciation and amortization of property and equipment               6,097              -               6,097
    Amortization of goodwill                                              5,741              -               5,741
    Impairment of property and equipment                                     -               -                  -
                                                                  -------------------------------------------------
      Total costs and expenses                                          154,879            (607)           154,272
                                                                  -------------------------------------------------
         Operating income                                                18,399          (4,904)            13,495
                                                                  -------------------------------------------------
Other income (expense):
    Interest expense                                                    (11,442)            (90)           (11,532)
    Interest income                                                         779              -                 779
    Other, net                                                              136              -                 136
                                                                  -------------------------------------------------
      Total other expense                                               (10,527)            (90)           (10,617)
Income before minority interest and provision for income taxes            7,872          (4,994)             2,878
Minority interest                                                            47          (1,716)            (1,669)
                                                                  -------------------------------------------------
Income before provision for income taxes                                  7,825          (3,278)             4,547
Provision for income taxes                                                3,208          (1,344)             1,864
                                                                  -------------------------------------------------
Net income                                                         $      4,617   $      (1,934)       $     2,683
                                                                  =================================================

 NOTE 3. CAPITAL STRUCTURE

         The Company has authorized common stock comprised of Class A common stock and Class B common stock. The rights of holders of Class A common stock and Class B common stock are identical, except each share of Class B common stock entitles its holder to 20 votes, while each share of Class A common stock entitles its holder to one vote.

NOTE 4.  EARNINGS PER SHARE

         The following is a reconciliation of the Company's Earnings Per Share:

                                                                      RESTATED                     RESTATED
                                                              -------------------------    -------------------------
                                         YEAR ENDED                  YEAR ENDED                    YEAR ENDED
                                     DECEMBER 31, 2001           DECEMBER 31, 2000             DECEMBER 31, 1999
                                --------------------------    -------------------------    -------------------------
                                   (000'S)                       (000'S)                      (000's)
                                --------------                --------------               --------------
                                               Per-Share                     Per-Share                    Per-Share
                                INCOME  SHARES   AMOUNT       INCOME  SHARES  AMOUNT       INCOME  SHARES  AMOUNT
                                ------  ------ ---------      ------  ------ ---------     ------  ------ ---------
HISTORICAL BASIC EPS
   Income available to
      common stockholders        $443   7,708    $0.06        $2,683   7,708    $0.35      $9,405   7,693    $1.22
                                ------  ------ ---------      ------  ------ ---------     ------  ------ ---------
EFFECT OF DILUTIVE SECURITIES
   Stock options                   -        8       -             -        8       -           -       67       -
                                ------  ------ ---------      ------  ------ ---------     ------  ------ ---------
HISTORICAL DILUTED EPS
   Income available to
      common stockholders
      plus assumed exercises     $443   7,716    $0.06        $2,683   7,716    $0.35      $9,405   7,760    $1.21
                                ------  ------ ---------      ------  ------ ---------     ------  ------ ---------

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

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                    ------------------------------------
                                                          2001                2000
                                                    -----------------  -----------------
                                                                  (000'S)
Building and improvements                            $         57       $          57
Leasehold improvements                                      2,126               2,111
Computer equipment and software                            49,373              46,396
Furniture and equipment                                     7,542               7,635
Transportation equipment and automobiles                    3,690               3,678
                                                    -----------------  -----------------
                                                           62,788              59,877
Less:  Accumulated depreciation and amortization          (23,690)            (16,023)
                                                    -----------------  -----------------
    PROPERTY AND EQUIPMENT, net                      $     39,098       $      43,854
                                                    =================  =================

         Depreciation expense was $11,248,000, $6,875,000 and $5,013,000 for
2001, 2000 and 1999, respectively. Depreciation expense for 2000 included approximately $500,000 of additional depreciation due to the change in estimated useful lives of various assets that were no longer used once the new operating system was completed.

NOTE 7.  IMPAIRMENT OF PROPERTY AND EQUIPMENT

         On March 30, 2001, a $3.4 million pretax charge was recorded due to the impairment of Hub Distribution's e-Logistics software ("e-software"). This e-software was used to process orders relating to the home delivery of large box items purchased over the internet. Management made the decision to exit the internet home delivery business and in conjunction with this decision, all customer contracts associated with the internet home delivery business were terminated as of March 30, 2001. Consequently, the e-software's fair value was reduced to zero based on the lack of any future cash flows attributable to Hub Distribution's e-Logistics initiative. The Company does not intend to use the software in the future.

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

NOTE 8.  INCOME TAXES

The following is a reconciliation of the Company's effective tax rate to the federal statutory tax rate:

                                                                       YEARS ENDED  DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                                               RESTATED              RESTATED
                                                                         --------------------- ---------------------
                                                            2001                 2000                  1999
                                                    -------------------- --------------------- ---------------------
U.S. federal statutory rate                                34.0%                34.0%                 35.0%
State taxes, net of federal benefit                         3.9                  3.9                   4.1
Goodwill amortization                                       1.1                  1.1                   0.5
Other                                                       2.0                  2.0                   1.4
                                                    -------------------- --------------------- ---------------------
Net effective rate                                         41.0%                41.0%                 41.0%
                                                    -------------------- --------------------- ---------------------

         The following is a summary of the Company's provision for income taxes:

                                                                       YEARS ENDED  DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                                               RESTATED              RESTATED
                                                                         --------------------- ---------------------
                                                            2001                 2000                  1999
                                                    -------------------- --------------------- ---------------------
                                                                                (000'S)
Current
    Federal                                           $           -        $            -        $         4,280
    State and local                                               -                     -                    502
                                                    -------------------- --------------------- ---------------------
                                                                  -                     -                  4,782
                                                    -------------------- --------------------- ---------------------
Deferred
    Federal                                                      276                 1,672                 1,570
    State and local                                               32                   192                   184
                                                    -------------------- --------------------- ---------------------
                                                                 308                 1,864                 1,754
                                                    -------------------- --------------------- ---------------------
              Total provision                         $          308       $         1,864       $         6,536
                                                    -------------------- --------------------- ---------------------

        The following is a summary of the Company's deferred tax assets and liabilities:

                                                                           YEARS ENDED  DECEMBER 31,
                                                                  -----------------------------------------
                                                                                             RESTATED
                                                                                       --------------------
                                                                          2001                 2000
                                                                  -------------------  --------------------
                                                                                   (000'S)
Reserve for uncollectible accounts receivable                       $          1,537     $          1,093
Accrued compensation                                                             163                   -
Net operating loss carryforward                                                9,500                7,956
Subsequent adjustment reserve                                                    430                  472
Other reserves                                                                   749                  197
                                                                  -------------------  --------------------
    Current deferred tax asset                                                12,379                9,718

Accrued compensation                                                           1,636                  938
Net operating loss carryforward                                                2,307                   -
Other                                                                             31                   98
Income tax basis in excess of financial basis of goodwill                      7,678                8,511
                                                                  -------------------  --------------------
    Long-term deferred tax asset                                              11,652                9,547
                                                                  -------------------  --------------------
         Total deferred tax asset                                   $         24,031     $         19,265
                                                                  -------------------  --------------------

Receivables                                                         $         (1,232)    $           (441)
                                                                  -------------------  --------------------
    Current deferred tax liability                                            (1,232)                (441)

Property and equipment                                                       (9,929)               (7,453)
Goodwill                                                                    (19,103)              (17,296)
                                                                  -------------------  --------------------
    Long-term deferred tax liability                                        (29,032)              (24,749)
                                                                  -------------------  --------------------
        Total deferred tax liability                                $       (30,264)     $        (25,190)
                                                                  -------------------  --------------------

         The Company had federal net operating loss carryforwards of approximately $16,971,000 at December 31, 2001. These federal net operating loss carryforwards expire as follows:

(In thousands)
------------------------------------------------------------------------------
2020                                                               $      227
2021                                                                   16,744

         The Company had federal tax credits of approximately $1,070,000 at December 31, 2001. The portion of the federal tax credits that have expiration dates, expire as follows:

(In thousands)
------------------------------------------------------------------------------
2019                                                               $      177
2020                                                                      508

NOTE 9.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

Fair value approximates book value at the balance sheet dates.

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                    ------------------------------
                                                                                         2001            2000
                                                                                    --------------  --------------
                                                                                               (000'S)
Installment notes payable due through 2001, monthly installments ranging from
  $1,587 to $7,112, including interest at 9.3%, collateralized
  by certain equipment                                                                $       -       $       75
Bank line of credit (see below)                                                           19,000          24,000
Unsecured term notes, with quarterly payments ranging from $1,250,000 to
  $2,000,000 with a balloon payment of $19,000,000 due March 31, 2004; interest is due quarterly at a floating rate based upon LIBOR (London Interbank Offered
  Rate) or Prime rate (see below). At December 31, 2001 and 2000, the weighted
  average interest rate was 4.66% and 9.19%, respectively                                 35,000          42,000
Unsecured notes, mature on June 25, 2009 with annual payments of $10,000,000 commencing on June 25, 2005; interest is paid quarterly
  at a fixed rate of 9.14% during 2001 and 2000                                           50,000          50,000
Unsecured notes payable due in one balloon payment of $5,225,000 on
  April 1, 2001; interest is due annually and is paid at 5.6%                                 -            5,225
Capital lease obligations, collateralized by certain equipment                               113             130
                                                                                    --------------  --------------
Total long-term debt                                                                     104,113         121,430
Less current portion                                                                      (8,054)        (12,341)
                                                                                    --------------  --------------
                                                                                      $   96,059      $  109,089
                                                                                    --------------  --------------

        Aggregate principal payments, in thousands, due subsequent to December 31, 2001, are as follows:

2002                                                                 $   8,054
2003                                                                     8,041
2004                                                                    38,016
2005                                                                    10,002
2006 and thereafter                                                     40,000
                                                                    -----------
                                                                     $ 104,113
                                                                    -----------

         The Company maintains a multi-bank credit facility (the "Credit Facility"). The Credit Facility is comprised of term debt and a revolving line of credit. Borrowings under the revolving line of credit are unsecured and have a five-year term that began on April 30, 1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. Borrowings and weighted average interest rates on the revolving line of credit were $19.0 million and 4.46% and $24.0 million and 9.23% at December 31, 2001and 2000, respectively. There was $31.0 million and $26.0 million unused and available under the revolving line of credit at December 31, 2001 and 2000, respectively. The term debt has quarterly payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004. Borrowings and weighted average interest rates on the term debt was $35.0 million and 4.66% and $42.0 million and 9.19% at December 31, 2001 and 2000, respectively.

         On November 7, 2000, the Company amended the Credit Facility. The amendment increases the borrowing rate ranges of both the term note and revolving line of credit. Under the amended line of credit, the Company can borrow, at its option, at the prime rate plus 0.25% to 1.25% or at a rate established at the bank's discretion on a day-to-day basis. The Company may also borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.50% to 2.75% based on the Company's funded debt to EBITDAM (earnings before interest expense, income taxes, depreciation, amortization and minority interest) ratio. Under the amended term debt, the Company can borrow at the prime rate plus 0.25% to 1.50% on a day-to-day basis or may borrow for 30, 60, 90 or 180 day periods at LIBOR plus 1.75% to 3.00% based on the Company's funded debt to EBITDAM ratio. The Credit Facility also contains certain financial covenants which were amended. The amended Credit Facility requires that the Company maintain required levels of net worth and EBITDAM, and ratios of fixed charge coverage and funded debt to EBITDAM. The amendment has an additional financial covenant that limits capital expenditures for 2001. On February 26, 2001, the Company executed a second amendment to its Credit Facility. The amendment has an additional financial covenant that limits capital expenditures for 2002. On March 30, 2001, the Company executed a third amendment to its Credit Facility, amending the definition of EBITDAM slightly, extending the date for adding back certain non-cash charges. Effective September 30, 2001, the Company executed a fourth amendment to its Credit Facility, allowing the $4.7 million of customer bad debt write-off related to a Korean steamship line to be added back for the purpose of calculating the EBITDAM ratio. All other provisions of the November 7, 2000 amendment remained unchanged. On March 27, 2002, the Company executed a fifth amendment to its Credit Facility. The amendment waives any historical covenant violations that resulted from the restatement of the financial statements from 1999 and 2000. In addition, an adjusting entry was made in the fourth quarter of 2001 to properly state the results for 2001 since the Company did not make any adjustments to 2001 on a quarterly basis. The amendment allows the spreading of this fourth quarter adjustment pro-rata throughout the year for purposes of covenant calculations in 2002. The amendment established a minimum borrowing rate from January 1, 2002 through September 30, 2002. The term debt interest rate will be a minimum of LIBOR plus 2.75% or at the Prime Rate plus 1.25%. The revolving credit interest will be a minimum of LIBOR plus 2.50% or at the Prime Rate plus 1.00%. The Company was in compliance with the financial covenants that were effective as of December 31, 2001.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life. Interest is paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005.

         On February 26, 2001, the Company amended the Notes. The amendment, effective December 31, 2000, increases the borrowing rate from 8.64% to 9.14%. The Notes also contain certain financial covenants which were amended. The amended agreement requires that the Company maintain required levels of net worth, ratios of fixed charge coverage and funded debt to EBITDAM. The amendment has an additional financial covenant that limits capital expenditures for 2001 and 2002. On March 30, 2001, the Company executed a second amendment to the Notes, amending the definition of EBITDAM slightly and extending the date for adding back certain non-cash charges. Effective September 30, 2001, the Company executed a third amendment to the Notes, allowing the $4.7 million of customer bad debt write-off related to a Korean steamship line to be added back for the purpose of calculating EBITDAM. On March 27, 2002, the Company executed a fourth amendment to the Notes. The amendment waives any historical covenant violations that resulted from the restatement of the financial statements from 1999 and 2000. In addition, an adjusting entry was made in the fourth quarter of 2001 to properly state the results for 2001 since the Company did not make any adjustments to 2001 on a quarterly basis. The amendment allows the spreading of this fourth quarter adjustment pro-rata throughout the year for purposes of covenant calculations in 2002. The Company was in compliance with the financial covenants that were effective as of December 31, 2001.

         The Company has authorized the issuance of standby letters of credit totaling $925,000, which automatically renew annually.

NOTE 10. CAPITALIZED INTEREST AND INTEREST EXPENSE

         Capitalized interest on qualifying assets under development and total interest were as follows:

                                     YEARS ENDED DECEMBER 31,
                           ---------------------------------------------
                                              RESTATED        RESTATED
                                           -------------   -------------
                                2001            2000            1999
                           -------------   -------------   -------------
                                                (000'S)

Capitalized interest        $       365     $       836     $       201
Interest expensed                10,345          11,532           8,642
                           -------------   -------------   -------------
Total Interest Incurred     $    10,710     $    12,368     $     8,843
                           -------------   -------------   -------------

NOTE 11. RENTAL EXPENSE AND LEASE COMMITMENTS

         Minimum annual rental commitments, in thousands, at December 31, 2001, under noncancellable operating leases, principally for real estate and equipment, are payable as follows:

2002                                                        $    11,467
2003                                                              8,191
2004                                                              4,470
2005                                                              2,273
2006                                                              1,595
2007 and thereafter                                               9,059
                                                            -----------
                                                            $    37,055
                                                            -----------

         Total rental expense was approximately $15,157,000, $13,230,000 and $8,840,000 for 2001, 2000 and 1999, respectively. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.

NOTE 12. STOCK-BASED COMPENSATION PLAN

         In 1996, the Company adopted a Long-Term Incentive Plan (the "1996 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 450,000. In 1997, the Company adopted a second Long-Term Incentive Plan (the "1997 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 150,000. For the purpose of attracting and retaining key executive and managerial employees, in 1999 the Company adopted a third Long-Term Incentive Plan (the "1999 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 600,000. Under the 1996, 1997 and 1999 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant.

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

                                                 YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                                         RESTATED     RESTATED
                                                        ----------   ----------
                                               2001        2000         1999
                                            ---------   ----------   ----------
Net income as reported (000's)                  443        2,683        9,405
Net income (loss) pro forma
   for Statement 123 (000's)                   (288)       1,869        8,918
Basic earnings per common share
   pro forma for Statement 123              $ (0.04)    $   0.24     $   1.16
Diluted earnings per common share
   pro forma for Statement 123              $ (0.04)    $   0.24     $   1.15

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

         For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming:

                                            YEARS ENDED DECEMBER 31,
                                 --------------------------------------------
                                     2001             2000            1999
                                 -----------      -----------     -----------
Dividend yield                       0.00%            0.00%           0.00%
Risk-free interest rate              4.50%            6.25%           6.25%
Volatility factor                   40.00%           40.00%          40.00%
Expected life in years               6.0              6.0             6.0

Information regarding these option plans for 2001, 2000 and 1999 is as follows:

                                          2001                              2000                                1999
                            ---------------------------------  ----------------------------------  ---------------------------------
                                                WEIGHTED AVG.                       WEIGHTED AVG.                      WEIGHTED AVG.
                                   SHARES      EXERCISE PRICE       SHARES         EXERCISE PRICE       SHARES        EXERCISE PRICE
                            -----------------  --------------  -----------------   --------------  ------------------ --------------
Options outstanding,
   beginning of year                 877,800   $     17.07              892,800    $      17.86              469,300   $     16.58
Options exercised                       (200)        10.43               (2,100)          14.00              (34,000)        14.00
Options granted                      106,000         10.15              100,000           13.32              480,000         18.85
Options forfeited                    (32,050)        17.64             (112,900)          20.11              (22,500)        17.97
                            -----------------  --------------  -----------------   --------------  ------------------ --------------
Options outstanding,
   end of year                       951,550   $     16.28              877,800    $      17.07              892,800   $     17.86
Weighted average fair
   value of options
   granted during the year  $           4.66                   $           6.53                     $           9.25
Options exercisable at
   year end                          520,900                            355,300                              220,400
Option price range at end
   of year                  $ 8.06 to $28.16                   $ 8.31 to $28.16                     $14.00 to $28.16
Option price for exercised
   shares                   $          10.43                   $          14.00                     $          14.00
Options available for
   grant at end of year              188,450                            262,400                              249,500

The following table summarizes information about options outstanding at December 31, 2001:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
------------------------------------------------------------------   -----------------------------
                                    WEIGHTED AVG.    WEIGHTED AVG.                  WEIGHTED AVG.
    RANGE OF         NUMBER           REMAINING        EXERCISE         NUMBER        EXERCISE
 EXERCISE PRICES    OF SHARES     CONTRACTUAL LIFE       PRICE        OF SHARES        PRICE
----------------   -----------   ------------------  -------------   -----------   ---------------

$ 8.06 to $14.00     455,300               6.06       $     12.72       278,300     $      13.89
$17.66 to $19.94     477,750               7.83       $     18.78       219,400     $      18.91
$21.06 to $28.16      38,500               6.35       $     25.44        23,200     $      25.47
                   ----------    ------------------  -------------   -----------   ---------------
$ 8.06 to $28.16     951,550               6.96       $     16.28       520,900     $      16.52

NOTE 13. BUSINESS SEGMENT

         The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standards No. 131 ("Statement 131") "Disclosure About Segments of an Enterprise and Related Information". Under the enterprise wide disclosure requirements of Statement 131, the Company reports revenue, in thousands, for Intermodal Services, Brokerage Services, and Logistics Services as follows:

                                              YEARS ENDED DECEMBER 31,
                                     ----------------------------------------
                                                     RESTATED      RESTATED
                                                   ------------  ------------
                                         2001          2000          1999
                                     ------------  ------------  ------------
Intermodal Services                  $   904,999   $ 1,004,434   $   966,804
Brokerage Services                       213,153       207,617       196,433
Logistics Services                       201,179       170,829       132,265
                                     ------------  ------------  ------------
Total Revenue                        $ 1,319,331   $ 1,382,880   $ 1,295,502
                                     ------------  ------------  ------------

NOTE 14. EMPLOYEE BENEFIT PLANS

         The Company has two profit-sharing plans and trusts under section 401(k) of the Internal Revenue Code. Qualified contributions made by employees to the plan are partially matched by the Company. The Company expensed approximately $1,365,000 related to these plans in 2001. Prior to 2001, for every dollar the employee contributed, the Company had contributed an additional $.20 up to $100. In addition, prior to 2001, the Company, at its discretion, typically had made profit sharing contributions. Historically, the Company had contributed an amount equal to 3% of each participant's compensation up to a maximum of $5,100. The Company's contributions to these plans were approximately $1,684,000 and $1,645,000 for 2000 and 1999, respectively.

         The Company provides a deferred compensation plan that permits certain officers and certain management employees to defer portions of their compensation. Contributions made by employees to the plan are partially matched by the Company. The Company expensed $472,000 and $274,000 related to this plan in 2001 and 2000, respectively.

NOTE 15. RELATED PARTY TRANSACTIONS

         The Class B Common ("Class B") stockholders, some of whom are officers of the Company, as well as officers ofvthe Company who are not Class B stockholders, received approximately 33% of minority interest distributions of income from the Company until the remaining 70% minority interests were purchased in connection with the April 1999 Purchase. Furthermore, these parties received approximately $66,268,000 when the Company acquired minority interests in Hub City Los Angeles, L.P., Hub City Golden Gate, L.P., Hub Group Distribution Services, Hub City Dallas, L.P., Hub City Houston, L.P., Hub City Rio Grande, L.P., Hub City Alabama, L.P., Hub City Atlanta, L.P., Hub City Boston, L.P., Hub City Canada, L.P., Hub City Cleveland, L.P., Hub City Detroit, L.P., Hub City Florida, L.P., Hub City Indianapolis, L.P., Hub City Kansas, L.P., Hub City Mid-Atlantic, L.P., Hub City New York/New Jersey, L.P., Hub City New York State, L.P., Hub City Ohio, L.P., Hub City Philadelphia, L.P., Hub City Pittsburgh, L.P., Hub City Portland, L.P. and Hub City St. Louis, L.P.

         A shareholder of the Company is the owner of 20% of the Class A membership interest of SmartOffices Services, LLC ("SmartOffices"). SmartOffices is in the business of selling office supplies to various companies. The Company spent $334,200 and $166,200 buying various office supplies from SmartOffices in 2001 and 2000, respectively.

NOTE 16. LEGAL MATTERS

         On February 19, 2002, a purported class action lawsuit was filed by Riggs Partners, LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint names as defendants the Company, the Company's officers and former officers that signed the Company's recent periodic reports filed with the Securities and Exchange Commission and the Company's auditors. The complaint alleges that the defendants violated

Section 10(b) and Rule 10b-5 thereunder and Section 20(a) of the Securities Exchange Act of 1934 by filing or causing to be filed with the Securities and Exchange Commission periodic reports that contained inaccurate financial statements. The complaint seeks unspecified compensatory damages, reimbursement of reasonable costs and expenses, including counsel fees and expert fees, and such other relief as the court deems just and proper. The Company believes that this suit is without merit and intends to vigorously defend itself and its officers. An adverse judgement in this lawsuit could have a material adverse affect on the Company's financial position and results of operations.

         In addition to the suit described above, the Company is a party to routine litigation incident to its business, primarily claims for freight damaged in transit or improperly shipped. Many of the lawsuits to which the Company is party are covered by insurance and are being defended by the Company's insurance carriers. Management does not believe that the outcome of this litigation will have a materially adverse effect on the Company's financial position or results of operations.

NOTE 17. RESTRUCTURING CHARGE

         In the fourth quarter of 2000, management approved a plan to restructure the Company's accounting functions and centralize them at its corporate headquarters in Lombard, Illinois. This centralization plan was to result in the reduction of 56 accounting-related positions from the operating companies. All affected employees were informed of this decision in mid-November 2000. In connection with this plan, the Company recorded a pre-tax charge of $250,000 that is included in salaries and benefits expense in the fourth quarter of 2000. During 2001, $206,000 was paid related to the accounting restructuring and thirty-one employees were terminated. The remaining $44,000 of the accrual was reversed in 2001, thereby reducing salaries and benefits expense.

NOTE 18. DERIVATIVE FINANCIAL INSTRUMENT

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

         The Company has an interest rate swap that matures on September 30, 2002 with a notional amount of $25.0 million, a weighted average pay rate of 8.37% and weighted average receive rates of 5.34% and 9.19% at December 31, 2001 and 2000, respectively. Under the Credit Facility, the Company was required to enter into this interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The Company uses this interest rate swap to manage its exposure to changes in interest rates for its floating rate debt. This interest rate swap qualifies as a cash flow hedge. The interest rate differential to be received or paid on the swap is recognized in the consolidated statements of operations as a reduction or increase in interest expense, respectively. The Company recorded incremental interest expense/(interest income) of $312,000, $(217,000) and $52,000 for this swap in 2001, 2000 and 1999, respectively. In accordance with the new derivative requirements, the effective portion of the change in the fair value of the derivative instrument is recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, is recorded in earnings and reported in the consolidated statements of operations, on the same line as the hedged item.

         For the twelve months ended December 31, 2001, the Company adjusted its derivative financial instrument to fair value which resulted in an unrealized loss of $468,000, net of the related income tax benefit of $325,000. This adjustment is included in other comprehensive loss.

NOTE 19. BAD DEBT WRITE-OFF

         During September 2001, the Company recognized bad debt expense which is included in selling, general and administrative expense in the accompanying consolidated statements of operations in the amount of $4.7 million related to a Korean steamship line customer ("Customer"). The Customer filed for reorganization under the Corporate Reorganization Act of Korea in May 2001 and was subsequently forced into liquidation by the Korean courts. According to court filings, the Customer does not have adequate funds to pay its secured creditors. The Company, as an unsecured creditor, was notified by the trustee appointed by the court during September 2001 that it should not expect to recover any funds from the Customer.

NOTE 20. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         As indicated in Note 2, the Company has restated earnings in 2000. The Company did not restate each quarter of 2000 and has reflected the full impact of the 2000 restatement in the fourth quarter of 2000. In addition, an entry was made in the fourth quarter of 2001 to properly state 2001. The Company did not restate the first, second or third quarter of 2001 and reflected the full impact of the adjustment in the fourth quarter of 2001. The following table sets forth selected quarterly financial data for each of the quarters in 2001 and 2000 (in thousands, except per share amounts):

                                                                         QUARTERS
                                                  --------------------------------------------------------
                                                      FIRST         SECOND        THIRD         FOURTH
                                                  -------------- ------------- ------------- -------------
Year Ended December 31, 2001:
Revenue                                               $ 345,935     $ 318,023     $ 323,046     $ 332,327
Gross margin                                             46,036        45,331        44,571        43,025
Operating income                                          1,148         5,224           539         3,637
Net income/(loss)                                         (676)         1,065       (1,112)         1,166
Basic earnings/(loss) per share                       $  (0.09)      $   0.14     $  (0.14)      $   0.15
Diluted earnings/(loss) per share                     $  (0.09)      $   0.14     $  (0.14)      $   0.15

                                                                         QUARTERS
                                                  --------------------------------------------------------
                                                                                               RESTATED
                                                  -------------- ------------- ------------- -------------
                                                      FIRST         SECOND        THIRD         FOURTH
                                                  -------------- ------------- ------------- -------------
Year Ended December 31, 2000:
Revenue                                               $ 328,568     $ 344,329     $ 354,797     $ 355,186
Gross margin                                             39,465        44,583        44,223        39,496
Operating income/(loss)                                   2,334         6,689         4,934         (462)
Net income/(loss)                                         (317)         2,298         1,564         (862)
Basic earnings/(loss) per share                       $  (0.04)      $   0.30      $   0.20     $  (0.11)
Diluted earnings/(loss) per share                     $  (0.04)      $   0.30      $   0.20     $  (0.11)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.
                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 21, 2002, sets forth certain information with respect to the directors of the Registrant and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

     The section entitled "Compensation of Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 21, 2002, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 21, 2002, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 21, 2002, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and it is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

              The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

              Report of Independent Accountants

              Consolidated Balance Sheets - December 31, 2001 and December 31, 2000

              Consolidated Statements of Operations - Years ended December 31, 2001, December 31, 2000 and December 31, 1999

              Consolidated Statements of Stockholders' Equity - Years ended December 31, 2001, December 31, 2000 and December 31, 1999

              Consolidated Statements of Cash Flows - Years ended December 31, 2001, December 31, 2000 and December 31, 1999

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

     (B)      REPORTS ON FORM 8-K

              The Company filed a Report on Form 8-K on February 13, 2002, reporting in Item 5 that the Company discovered certain accounting irregularities at its Hub Group Distribution Services subsidiary and included a copy of the press release issued by the Company on February 12, 2002.

     PERIODIC REPORTS

              Upon written request, the Company's annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, and its quarterly reports on Form 10-Q will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 377 E. Butterfield Road, Suite 700, Lombard, Illinois 60148.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2002                       HUB GROUP, INC.

                                           By /S/ DAVID P. YEAGER
                                                 --------------------
                                                  David P. Yeager
                                                  Chief Executive Officer and
                                                  Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


                                                Title                                   Date

 /S/ PHILLIP C. YEAGER       Chairman and Director                                 March 27, 2002
----------------------
     Phillip C. Yeager

 /S/ DAVID P. YEAGER         Vice Chairman, Chief Executive Officer and Director   March 27, 2002
--------------------
     David P. Yeager

 /S/ THOMAS L. HARDIN        President, Chief Operating Officer and Director       March 27, 2002
---------------------
     Thomas L. Hardin

 /S/ JAY E. PARKER           Vice President-Finance and Chief Accounting Officer   March 27, 2002
------------------
     Jay E. Parker           (Principal Financial and Accounting Officer)

 /S/ CHARLES R. REAVES       Director                                              March 27, 2002
----------------------
     Charles R. Reaves

 /S/ MARTIN P. SLARK         Director                                              March 27, 2002
--------------------
     Martin P. Slark

 /S/ GARY D. EPPEN           Director                                              March 27, 2002
------------------
     Gary D. Eppen

                                                                    SCHEDULE II
                                 HUB GROUP, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                       Balance at     Charged to                     Balance at
                                                       Beginning        Costs &                         End
                                                        of Year        Expenses       Deduction       of Year
                                                      -----------    -----------    ------------    -----------
Year Ended December 31:
     Allowance for uncollectible accounts receivable

           2001                                       $ 3,088,000    $ 7,132,000    $(6,200,000)    $ 4,020,000

           2000 as restated                             2,134,000      2,766,000     (1,812,000)      3,088,000

           1999                                           691,000      2,321,000       (878,000)      2,134,000


                                INDEX TO EXHIBITS

NUMBER                               EXHIBIT
------                               -------

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

 10.14 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers

 10.15         Letter from the Registrant to Daniel L. Sellers dated
               December 24, 1998

10.16 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.16 to the Registrant's report on Form 10-Q dated and filed April 19, 2001, File No. 000-27754)

10.17 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers (incorporated by reference to Exhibit 10.17 to the Registrant's report on Form 10-Q dated and filed April 19, 2001, File No. 000-27754)

10.18 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.18 to the Registrant's report on Form 10-Q dated and filed November 13, 2001, File No. 000-27754)

10.19 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers (incorporated by reference to Exhibit 10.19 to the Registrant's report on Form 10-Q dated and filed November 13, 2001, File No. 000-27754)

10.20 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated March 27, 2002

10.21          Amendment to $50 million Note Purchase Agreement among the
               Registrant, Hub City Terminals, Inc. and various purchasers dated
               March 27, 2002
21             Subsidiaries of the Registrant

23.1           Consent of Arthur Andersen LLP

99.1 Letter from the Company to the Securities and Exchange Commission dated March 27, 2002 regarding the Company's auditors, Arthur Andersen