Form 10-Q
period 2002-03-31
HUB GROUP INC
filed 2002-05-08
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                For the quarterly period ended March 31, 2002 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On May 8, 2002, the registrant had 7,046,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - March 31, 2002 and
         December 31, 2001                                                   3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         Ended March 31, 2002 and 2001                                       4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Three
         Months Ended March 31, 2002                                         5

Unaudited Condensed Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 2002 and 2001                                6

Notes to Unaudited Condensed Consolidated Financial Statements               7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9

PART II.  OTHER INFORMATION                                                  13

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                     MARCH 31,      DECEMBER 31,
                                                                                ----------------  ----------------
                                                                                       2002             2001
                                                                                ----------------  ----------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                   $          -      $         -
      Accounts receivable, net                                                         141,844          149,765
      Deferred taxes                                                                    11,192           11,147
      Prepaid expenses and other current assets                                          4,199            3,840
                                                                                ----------------  ----------------
         TOTAL CURRENT ASSETS                                                          157,235          164,752

    PROPERTY AND EQUIPMENT, net                                                         38,172           39,098
    GOODWILL, net                                                                      208,166          208,166
    OTHER ASSETS                                                                         1,701            1,507
    MINORITY INTEREST                                                                    3,025            2,501
                                                                                ----------------  ----------------
         TOTAL ASSETS                                                             $    408,299      $   416,024
                                                                                ================  ================


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
         Trade                                                                    $    136,823      $   135,588
         Other                                                                             769            1,275
      Accrued expenses
         Payroll                                                                         9,397           11,195
         Other                                                                           9,599           14,020
      Current portion of long-term debt                                                  8,054            8,054
                                                                                ----------------  ----------------
           TOTAL CURRENT LIABILITIES                                                   164,642          170,132

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                           92,045           96,059
    DEFERRED TAXES                                                                      18,079           17,380
    CONTINGENCIES AND COMMITMENTS
    STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
         issued or outstanding in 2002 and 2001                                              -                -
      Common stock,
         Class A:  $.01 par value; 12,337,700 shares authorized; 7,046,250
           shares issued and outstanding in 2002 and 2001                                   70               70
         Class B:  $.01 par value; 662,300 shares authorized; 662,296 shares
           issued and outstanding in 2002 and 2001                                           7                7
      Additional paid-in capital                                                       110,819          110,819
      Purchase price in excess of predecessor basis, net of tax benefit
           of $10,306                                                                  (15,458)         (15,458)
      Retained earnings                                                                 38,344           37,404
      Accumulated other comprehensive loss                                                (249)            (389)
                                                                                -----------------  ---------------
         TOTAL STOCKHOLDERS' EQUITY                                                    133,533          132,453
                                                                                -----------------  ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    408,299       $  416,024
                                                                                =================  ===============

            See notes to unaudited consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                        THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                ----------------------------
                                                                                     2002          2001
                                                                                -------------- -------------

Revenue                                                                          $   305,299    $  345,935

Transportation costs                                                                 264,290       299,899
                                                                                -------------- -------------
       Gross margin                                                                   41,009        46,036

Costs and expenses:
     Salaries and benefits                                                            23,597        24,705
     Selling, general and administrative                                              11,513        12,212
     Depreciation and amortization of property and equipment                           2,672         3,135
     Amortization of goodwill                                                              -         1,435
     Impairment of property and equipment                                                  -         3,401
                                                                                -------------- -------------
       Total costs and expenses                                                       37,782        44,888

          Operating income                                                             3,227         1,148
                                                                                -------------- -------------

Other income (expense):
     Interest expense                                                                 (2,286)       (2,944)
     Interest income                                                                      67           253
     Other, net                                                                           62          (314)
                                                                                -------------- -------------
       Total other expense                                                            (2,157)       (3,005)

Income (loss) before minority interest and provision for income taxes                  1,070        (1,857)
                                                                                -------------- -------------

Minority interest                                                                       (524)         (711)
                                                                                -------------- -------------

Income (loss) before provision for income taxes                                        1,594        (1,146)

Provision for (benefit from) income taxes                                                654          (470)
                                                                                -------------- -------------

Net income (loss)                                                                $       940    $     (676)
                                                                                ============== =============

Basic earnings (loss) per common share                                           $      0.12    $    (0.09)
                                                                                ============== =============
Diluted earnings (loss) per common share                                         $      0.12    $    (0.09)
                                                                                ============== =============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    For the three months ended March 31, 2002
                          (in thousands, except shares)


                                                                                    MARCH 31,
                                                                                      2002
                                                                                ----------------

Class A & B Common Stock Shares
      Beginning of year                                                              7,708,546
      Exercise of non-qualified stock options                                                -
                                                                                ----------------
           Ending balance                                                            7,708,546
                                                                                ----------------

Class A & B Common Stock Amount
      Beginning of year                                                          $          77
                                                                                ----------------
           Ending balance                                                                   77
                                                                                ----------------

Additional Paid-in Capital
      Beginning of year                                                                110,819
      Exercise of non-qualified stock options                                                -
                                                                                ----------------
           Ending balance                                                              110,819
                                                                                ----------------

Purchase Price in Excess of Predecessor Basis, Net of Tax
      Beginning of year                                                                (15,458)
                                                                                ----------------
           Ending balance                                                              (15,458)
                                                                                ----------------

Retained Earnings
      Beginning of year                                                                 37,404
      Net income                                                                           940
                                                                                ----------------
           Ending balance                                                               38,344
                                                                                ----------------

Accumulated Other Comprehensive Loss
      Beginning of year                                                                      -
      Other comprehensive loss                                                            (249)
                                                                                ----------------
           Ending balance                                                                 (249)
                                                                                ----------------
           TOTAL STOCKHOLDERS' EQUITY                                            $     133,533
                                                                                ================

Comprehensive Income
      Net income                                                                 $         940

      Cumulative effect of adopting Statement 133, net of tax of $55                        79
      Unrealized interest rate swap loss net of tax benefit of ($228)                     (328)
                                                                                ----------------
      Other comprehensive loss                                                            (249)
                                                                                ----------------
           Total comprehensive income                                            $         691
                                                                                ================

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------------
                                                                                      2002             2001
                                                                                ---------------  ---------------
Cash flows from operating activities:
    Net income (loss)                                                            $        940     $       (676)
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization of property and equipment                         2,712            3,309
        Amortization of goodwill                                                            -            1,435
        Impairment of property and equipment                                                -            3,401
        Deferred taxes                                                                    654             (470)
        Minority interest                                                                (524)            (711)
        Loss on sale of assets                                                             23              425
        Changes in working capital:
          Accounts receivable, net                                                      7,921           21,025
          Prepaid expenses and other current assets                                      (359)          (1,514)
          Accounts payable                                                                729           (9,928)
          Accrued expenses                                                             (6,079)          (2,067)
          Other assets                                                                   (194)              71
                                                                                ---------------  ---------------
            Net cash provided by operating activities                                   5,823           14,300
                                                                                ---------------  ---------------
Cash flows from investing activities:
    Purchases of property and equipment, net                                           (1,809)          (2,544)
                                                                                ---------------  ---------------
            Net cash used in investing activities                                      (1,809)          (2,544)
                                                                                ---------------  ---------------
Cash flows from financing activities:
    Net payments on long-term debt                                                     (4,014)         (11,756)
                                                                                ---------------  ---------------
            Net cash used in financing activities                                      (4,014)         (11,756)
                                                                                ---------------  ---------------
Net decrease in cash and cash equivalents                                                   -                -
Cash and cash equivalents, beginning of period                                              -                -
                                                                                ---------------  ---------------
Cash and cash equivalents, end of period                                         $          -     $          -
                                                                                ===============  ===============

Supplemental disclosures of cash flow information
    Cash paid for:
       Interest                                                                  $      2,038     $      3,115
       Income taxes                                                                         -               15
    Non-cash activity:
       Unrealized (loss) gain on derivative instrument                           $       (140)    $        225

     See notes to undaudited condensed consolidated financial statements.

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

         As previously reported in the Company's Form 10-K for the year ended December 31, 2001, the Company's independent auditors were unable to review the quarterly financial data from 2001 in accordance with standards established by the American Institute of Certified Public Accountants because the Company did not restate its results on a quarterly basis.

         The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

NOTE 2.  EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of the Company's Earnings (Loss) per
Share:

                                          THREE MONTHS ENDED                THREE MONTHS ENDED
                                            MARCH 31, 2002                     MARCH 31, 2001
                                    -----------------------------      ----------------------------
                                        (000'S)                              (000'S)
                                    ----------------                   ---------------
                                                       Per-Share                         Per-Share
                                     INCOME   SHARES    AMOUNT           LOSS   SHARES    AMOUNT
                                    -------- -------- -----------      ------- -------- ----------
BASIC EARNINGS (LOSS) PER SHARE
   Income (loss) available to
      common stockholders             $940     7,709      $0.12         $(676)   7,708     $(0.09)
                                      ----     -----      -----         ------   -----     -------
EFFECT OF DILUTIVE SECURITIES
   Stock options                         -         5          -             -        3          -
                                      ----     -----      -----         ------   -----     -------
DILUTED EARNINGS (LOSS) PER SHARE
   Income (loss) available to
      common stockholders
      plus assumed exercises          $940     7,714      $0.12         $(676)   7,711     $(0.09)
                                      ----     -----      -----         ------   -----     -------

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                     MARCH 31,   DECEMBER 31,
                                                   ------------  ------------
                                                       2002          2001
                                                   ------------  ------------
                                                                         (000'S)

Building and improvements                           $       57    $       57
Leasehold improvements                                   2,142         2,126
Computer equipment and software                         50,756        49,373
Furniture and equipment                                  7,655         7,542
Transportation equipment and automobiles                 3,805         3,690
                                                   ------------  ------------
                                                        64,415        62,788
Less:  Accumulated depreciation and amortization       (26,243)      (23,690)
                                                   ------------  ------------
    PROPERTY AND EQUIPMENT, net                     $   38,172    $   39,098
                                                   ============  ============

NOTE 4.  RECENT ACCOUNTING PRONOUNCEMENT

         On June 30, 2001, the Financial Accounting Standards Board issued Statement 142. Under Statement 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted Statement 142 as of January 1, 2002. The Company has not yet completed its assessment regarding any potential impairment of goodwill but will do so as required by Statement 142.

         The following table presents net income for 2002 in comparison to 2001 exclusive of amortization expense recognized in the previous year related to goodwill which will no longer be amortized. Amounts are in thousands except per share information:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------   -------------

Net income (loss) as reported                       $     940      $     (676)
Add back amortization of goodwill, net of tax              -              847
                                                   ------------   -------------
Adjusted net income                                       940             171
                                                   ------------   -------------
Adjusted basic and diluted earnings per share       $    0.12      $     0.02
                                                   ------------   -------------

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

REVENUE

         Revenue for Hub Group, Inc. (the "Company") decreased 11.7% to $305.3 million in 2002 from $345.9 million in 2001. Intermodal revenue decreased 15.5% from 2001. The decline is primarily attributed to a $32.3 million reduction in demand for intermodal service from the Company's steamship customers. Two large steamship customers ceased doing business with the Company in the second quarter of 2001. While one steamship customer has terminated operations worldwide, the other has changed its method of business. Truckload brokerage revenue increased 8.5% over 2001. Logistics revenue, which includes revenue from the Company's supply chain solutions services and all revenue from its 65% owned subsidiary, Hub Group Distribution Services ("Hub Distribution"), decreased 14.0% from 2001. The decline in logistics revenue was due to a 34.6% decline at Hub Distribution. Hub Distribution experienced a significant decline primarily in their installation business due to lower demand from their largest customer. Partially offsetting this decline in logistics, supply chain solutions services revenue increased 13.8% through the addition of new customers to this product line.

GROSS MARGIN

         Gross margin decreased 10.9% to $41.0 million in 2002 from $46.0 million in 2001. As a percent of revenue, gross margin increased slightly to 13.4% from 13.3% in 2001.

SALARIES AND BENEFITS

         Salaries and benefits decreased 4.5% to $23.6 million in 2002 from $24.7 million in 2001. As a percentage of revenue, salaries and benefits increased from 7.1% in 2001 to 7.7% in 2002. The increase as a percentage of revenue is attributed to the decrease in revenue. The decrease in expense is attributed primarily to a decrease in both headcount and incentive compensation, which is partially offset by increased costs for employee health benefits.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased 5.7% to $11.5 million in 2002 from $12.2 million in 2001. As a percentage of revenue, these expenses increased to 3.8% in 2002 from 3.5% in 2001. The increase as a percentage of revenue is due to the decrease in revenue and $1.0 million of professional fees incurred in the first quarter of 2002 related to the investigation and restatement of Hub Distribution's historical financial statements. Without the $1.0 million in professional services, selling general and administrative expense decreased $1.7 million. This decrease is primarily attributed to a reduction in non-capitalizable information technology contractor costs, outsourced data center costs, travel costs and telephone costs.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization of property and equipment decreased 14.8% to $2.7 million in 2002 from $3.1 million in 2001. This expense as a percentage of revenue remained constant at 0.9% in both periods. Depreciation expense in the prior year included $0.9 million of excess depreciation related to various assets that were determined to be no longer useful once the Company's new operating system was completed. Without the excess depreciation expense in the prior year, depreciation expense increased $0.5 million due primarily to the additional software placed in service throughout 2001.

AMORTIZATION OF GOODWILL

         Amortization of goodwill decreased to $0.0 million in 2002 from $1.4 million in 2001. As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

         The $3.4 million impairment charge in 2001 was due to Hub Distribution's exit from its initiative surrounding the home delivery of large box items purchased over the internet.

OTHER INCOME (EXPENSE)

         Interest expense decreased 22.4% to $2.3 million in 2002 from $2.9 million in 2001. The decrease in interest expense is due to carrying a lower average debt balance and lower interest rates this year as compared to the prior year.

         Interest income decreased to $0.1 million in 2002 from $0.3 million in 2001.

         Other income/(expense) increased to $0.1 million in 2002 from $(0.3) million in 2001. The change is due primarily to a $0.4 million loss on the disposal of a piece of software in 2001.

MINORITY INTEREST

         The minority interest add back decreased to $0.5 million in 2002 from $0.7 million in 2001. In 2002, Hub Distribution recorded a charge of $1.0 million for professional fees incurred related to the investigation and restatement of its historical financial statements. Without this charge, the minority interest add back would have been $0.2 million in 2002. In 2001, the minority interest add back was due primarily to the impairment charge taken during the quarter. Without this charge, Hub Distribution earned $1.4 million in pre-minority interest, pre-tax income and minority interest expense would have been $0.5 million. The decline in net income in 2002, excluding the non-recurring charges from both years, is due to lower profitability at Hub Distribution due primarily to reduced demand for their installation business.

INCOME TAX PROVISION

         The income tax provision increased to $0.7 million in 2002 compared to an income tax benefit of $0.5 million in 2001. The Company recorded income taxes using an effective rate of 41.0% in both years.

NET INCOME

         Net Income increased to $0.9 million in 2002 from a loss of $0.7 million in 2001.

EARNINGS PER SHARE

         Basic and diluted earnings per common share increased to $0.12 in 2002 from a loss of $0.09 in 2001.

ACCOUNTING ADJUSTMENT

         In the fourth quarter of 2001, the Company made adjustments to properly report the annual results for the year as a result of the accounting irregularities at Hub Distribution. Had these adjustments been spread ratably over 2001, the net loss for the first quarter of 2001 would have been $0.9 million. Basic and diluted loss per common share would have been $0.11.

RECENT ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001, the Financial Accounting Standards Board issued Statement 142. Under Statement 142, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted Statement 142 as of January 1, 2002. The Company has not yet completed its assessment regarding any potential impairment of goodwill but will do so as required by Statement 142.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

         Cash provided by operating activities for the three months ended March 31, 2002, was approximately $5.8 million, which resulted primarily from net income from operations before non-cash charges of $3.8 million and a net increase from working capital of $2.0 million.

         Net cash used in investing activities for the three months ended March 31, 2002, was $1.8 million related to capital expenditures. The capital expenditures were principally made to enhance the Company's information system capabilities. The expenditures are primarily related to enhancing the Company's operating system and various software applications.

         The net cash used in financing activities for the three months ended March 31, 2002, was $4.0 million. This was comprised of $2.0 million of voluntary payments on the Company's line of credit and $2.0 million of scheduled payments on the Company's term debt, installment notes and capital leases.

         The Company maintains a multi-bank credit facility. The facility is comprised of term debt and a revolving line of credit. At March 31, 2002, there was $33.0 million of outstanding term debt and $17.0 million outstanding and $33.0 million unused and available under the line of credit. Borrowings under the revolving line of credit are unsecured and have a five-year term that began on April 30, 1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly principal payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life. Interest is paid quarterly. These Notes mature on June 25, 2009, with annual principal payments of $10.0 million commencing on June 25, 2005.


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

SELLING, GENERAL AND ADMINISTRATIVE

         Management believes the fees for professional services incurred during the second quarter of 2002 related to the investigation and restatement related to Hub Distribution's historical financial statements will range between $200,000 and $300,000 on a pre-minority interest, pre-tax basis.

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

         The Company has both fixed and variable rate debt as described in Note 9 of the Company's Form 10-K filed for the year ended December 31, 2001. The Company has entered into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap is to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At March 31, 2002, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 4.80% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

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

                                               HUB GROUP, INC.


DATE:  May 8, 2002                             /s/ Jay E. Parker
                                               Jay E. Parker
                                               Vice President-Finance and
                                               Chief Financial Officer
                                               (Principal Financial Officer)