Form 10-Q/A
period 2002-03-31
HUB GROUP INC
filed 2002-06-11
CIK 940942

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-Q/A
                              Amendment No. 1


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[x] No[ ]

         On May 8, 2002, the registrant had 7,046,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

===============================================================================

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

Item 1.  Financial Statements

                                                   HUB GROUP, INC.
                                   UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (in thousands, except share amounts)

                                                                      March 31,           December 31,
                                                                 -----------------------------------------
                                                                        2002                  2001
                                                                 -------------------- --------------------
ASSETS
 CURRENT ASSETS:
  Cash and cash equivalents                                         $        -             $        -
  Accounts receivable, net                                             141,844                149,765
  Deferred taxes                                                        11,192                 11,147
  Prepaid expenses and other current assets                              4,199                  3,840
                                                                 -------------------- --------------------
   TOTAL CURRENT ASSETS                                                157,235                164,752


 PROPERTY AND EQUIPMENT, net                                            38,172                 39,098
 GOODWILL, net                                                         208,166                208,166
 OTHER ASSETS                                                            1,701                  1,507
 MINORITY INTEREST                                                       3,025                  2,501
                                                                 --------------------- -------------------
   TOTAL ASSETS                                                     $  408,299             $  416,024
                                                                 ===================== ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
  Accounts payable
   Trade                                                            $  136,823             $  135,588
   Other                                                                   769                  1,275
  Accrued expenses
   Payroll                                                               9,397                 11,195
   Other                                                                 9,599                 14,020
  Current portion of long-term debt                                      8,054                  8,054
                                                                 --------------------- -------------------
    TOTAL CURRENT LIABILITIES                                          164,642                170,132



 LONG-TERM DEBT, EXCLUDING CURRENT PORTION                              92,045                 96,059
 DEFERRED TAXES                                                         18,079                 17,380
 CONTINGENCIES AND COMMITMENTS
 STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
   no shares issued or outstanding in 2002 and 2001                          -                      -
  Common stock,
   Class A:  $.01 par value; 12,337,700 shares authorized;
    7,046,250 shares issued and outstanding in 2002 and 2001                70                     70
   Class B:  $.01 par value; 662,300 shares authorized;
    662,296 shares issued and outstanding in 2002 and 2001                   7                      7
  Additional paid-in capital                                           110,819                110,819
  Purchase price in excess of predecessor basis,
   net of tax benefit of $10,306                                       (15,458)               (15,458)
  Retained earnings                                                     38,344                 37,404
  Accumulated other comprehensive loss                                    (249)                  (389)
                                                                 --------------------- -------------------
   TOTAL STOCKHOLDERS' EQUITY                                          133,533                132,453
                                                                 --------------------- -------------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  408,299             $  416,024
                                                                 ===================== ===================

             See notes to unaudited consolidated financial statements.




                                               HUB GROUP, INC.
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share amounts)

                                                                        Three Months
                                                                       Ended March 31,
                                                           ----------------------------------------
                                                                  2002                2001
                                                           --------------------- ------------------
                                                                                 (Not Reviewed)
Revenue                                                      $    305,299        $   345,935

Transportation costs                                              264,290            299,899
                                                           --------------------- ------------------
   Gross margin                                                    41,009             46,036

Costs and expenses:
  Salaries and benefits                                            23,597             24,705
  Selling, general and administrative                              11,513             12,212
  Depreciation and amortization of property
    and equipment                                                   2,672              3,135
  Amortization of goodwill                                              -              1,435
  Impairment of property and equipment                                  -              3,401
                                                           --------------------- ------------------
    Total costs and expenses                                       37,782             44,888

       Operating income                                             3,227              1,148
                                                           --------------------- ------------------

Other income (expense):
  Interest expense                                                 (2,286)            (2,944)
  Interest income                                                      67                253
  Other, net                                                           62               (314)
                                                           --------------------- ------------------
    Total other expense                                            (2,157)            (3,005)

Income (loss) before minority interest and
  provision for income taxes                                        1,070             (1,857)
                                                           --------------------- ------------------

Minority interest                                                    (524)              (711)
                                                           --------------------- ------------------

Income (loss) before provision for income taxes                     1,594             (1,146)

Provision for (benefit from) income taxes                             654               (470)
                                                           --------------------- ------------------

Net income (loss)                                            $        940        $      (676)
                                                           ===================== ==================

Basic earnings (loss) per common share                       $       0.12        $     (0.09)
                                                           ===================== ==================
Diluted earnings (loss) per common share                     $       0.12        $     (0.09)
                                                           ===================== ==================

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






                                          HUB GROUP, INC.
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (in thousands)

                                                                   Three Months Ended March 31,
                                                            --------------------------------------------
                                                                     2002                  2001
                                                            --------------------- ----------------------
Cash flows from operating activities:                                                 (Not Reviewed)
   Net income (loss)                                           $       940            $      (676)
   Adjustments to reconcile net income to net cash
   provided by
       operating activities:
             Depreciation and amortization of property
             and equipment                                           2,712                  3,309
             Amortization of goodwill                                    -                  1,435
             Impairment of property and equipment                        -                  3,401
             Deferred taxes                                            654                   (470)
             Minority interest                                        (524)                  (711)
             Loss on sale of assets                                     23                    425
             Changes in working capital:
                       Accounts receivable, net                      7,921                 21,025
                       Prepaid expenses and other
                       current assets                                 (359)                (1,514)
                       Accounts payable                                729                 (9,928)
                       Accrued expenses                             (6,079)                (2,067)
                       Other assets                                   (194)                    71
                                                            --------------------- ----------------------
                                 Net cash provided by
                                 operating activities                5,823                 14,300
                                                            --------------------- ----------------------
Cash flows from investing activities:
    Purchases of property and equipment, net                        (1,809)                (2,544)
                                                            --------------------- ----------------------
                                 Net cash used in
                                 investing activities               (1,809)                (2,544)
                                                            --------------------- ----------------------
Cash flows from financing activities:
    Net payments on long-term debt                                  (4,014)               (11,756)
                                                            --------------------- ----------------------
                                 Net cash provided by
                                 operating activities               (4,014)               (11,756)
                                                            --------------------- ----------------------
Net decrease in cash and cash equivalents                                -                      -
Cash and cash equivalents, beginning of period                           -                      -
                                                            --------------------- ----------------------
Cash and cash equivalents, end of period                       $         -             $        -
                                                            ===================== ======================
Supplemental disclosures of cash flow information
   Cash paid for:
          Interest                                             $     2,038             $    3,115
          Income taxes                                                   -                     15
   Non-cash activity:
          Unrealized (loss) gain on derivative instrument      $      (140)            $      225


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

         The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations for the three months ended March 31, 2002. In the fourth quarter of 2001, the Company recorded adjustments which resulted in a decline of $0.7 million in net income to properly report the annual results for the year as a result of accounting irregularities at the Company's 65% owned subsidiary, Hub Group Distribution Services. The Company was unable to determine in which quarters in 2001 the adjustments should have been made and the amount to be recorded in each quarter. As a result, the results for the three months ended March 31, 2002 are not comparable to the results for the three months ended March 31, 2001.

         These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

NOTE 2.  Earnings (Loss) per Share

         The following is a reconciliation of the Company's Earnings (Loss) per Share:

                                        Three Months Ended           Three Months Ended
                                            March 31, 2002               March 31, 2001
                                    ---------------------------   ----------------------------
                                     (000's)                       (000's)
                                                     Per-Share            Per-Share
                                     Income  Shares   Amount       Loss    Shares    Amount
Basic Earnings (Loss) per Share
   Income (loss) available to
      common stockholders             $940    7,709    $0.12       $(676)   7,708    $(0.09)
                                      ----    -----    -----       ------   -----    -------
Effect of Dilutive Securities
   Stock options                         -        5        -           -        3         -
                                      ----    -----    -----       ------   -----    -------

Diluted Earnings (Loss) per Share
   Income (loss) available to
      common stockholders
      plus assumed exercises          $940    7,714    $0.12       $(676)   7,711    $(0.09)
                                      ----    -----    -----       ------   -----    -------


NOTE 3.  Property and Equipment


Property and equipment consist of the following:
                                                               March 31,        December 31,
                                                       ----------------------------------------
                                                              2002                 2001
                                                       --------------------  ------------------
                                                                        (000's)
Building and improvements                                $       57            $      57
Leasehold improvements                                        2,142                2,126
Computer equipment and software                              50,756               49,373
Furniture and equipment                                       7,655                7,542
Transportation equipment and automobiles                      3,805                3,690
                                                       -------------------   -----------------

                                                             64,415               62,788
Less:  Accumulated depreciation and amortization            (26,243)             (23,690)
                                                       --------------------  ------------------
    PROPERTY AND EQUIPMENT, net                          $   38,172            $  39,098
                                                       ====================  ==================


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

         The following table presents net income for 2002 in comparison to 2001 exclusive of amortization expense recognized in the previous year related to goodwill which will no longer be amortized. Amounts are in thousands except per share information:

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                      2002          2001
                                                  -------------  ----------

Net income (loss) as reported                      $    940       $  (676)
Add back amortization of goodwill, net of tax
                                                          -           847
                                                   -----------    ---------
Adjusted net income                                     940           171
                                                  -------------  ----------
Adjusted basic and diluted earnings per share      $   0.12       $  0.02
                                                  -------------  ----------

                              HUB GROUP, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


ACCOUNTING ADJUSTMENT

         In the fourth quarter of 2001, the Company recorded adjustments which resulted in a decline of $0.7 million in net income to properly report the annual results for the year as a result of accounting irregularities at the Company's 65% owned subsidiary, Hub Group Distribution Services ("Hub Distribution"). The Company was unable to determine in which quarters in 2001 the adjustments should have been made and the amount to be recorded in each quarter. As a result, the results for the three months ended March 31, 2002 are not comparable to the results for the three months ended March 31, 2001.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenue

         Revenue for Hub Group, Inc. (the "Company") decreased 11.7% to $305.3 million in 2002 from $345.9 million in 2001. Intermodal revenue decreased 15.5% from 2001. The decline is primarily attributed to a $32.3 million reduction in demand for intermodal service from the Company's steamship customers. Two large steamship customers ceased doing business with the Company in the second quarter of 2001. While one steamship customer has terminated operations worldwide, the other has changed its method of business. Truckload brokerage revenue increased 8.5% over 2001. Logistics revenue, which includes revenue from the Company's supply chain solutions services and all revenue from Hub Distribution, decreased 14.0% from 2001. The decline in logistics revenue was due to a 34.6% decline at Hub Distribution. Hub Distribution experienced a significant decline primarily in their installation business due to lower demand from their largest customer. Partially offsetting this decline in logistics, supply chain solutions services revenue increased 13.8% through the addition of new customers to this product line.

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

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HUB GROUP, INC.


DATE:  June 11, 2002                        /s/ Jay E. Parker
                                           -----------------------------
                                           Jay E. Parker
                                           Vice President-Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)