Form 10-Q
period 2002-06-30
HUB GROUP INC
filed 2002-08-15
CIK 940942

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

                 For the quarterly period ended June 30, 2002 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On August 14, 2002, the registrant had 7,046,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

===============================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                           PAGE
PART I.  FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - June 30, 2002 and
         December 31, 2001                                                  3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         and Six Months Ended June 30, 2002 and 2001                        4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Six
         Months Ended June 30, 2002                                         5

Unaudited Condensed Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 2002 and 2001                                6

Notes to Unaudited Condensed Consolidated Financial Statements              7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              11

PART II.  OTHER INFORMATION                                                 17

                                HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                      JUNE 30,      DECEMBER 31,
                                                                                ----------------  ----------------
                                                                                       2002             2001
                                                                                ----------------  ----------------
ASSETS
    CURRENT ASSETS:
      Cash and cash equivalents                                                   $          -      $         -
      Accounts receivable, net                                                         151,560          149,765
      Deferred taxes                                                                    11,075           11,147
      Prepaid expenses and other current assets                                          3,571            3,840
                                                                                ----------------  ----------------
         TOTAL CURRENT ASSETS                                                          166,206          164,752

    PROPERTY AND EQUIPMENT, net                                                         37,160           39,098
    GOODWILL, net                                                                      208,166          208,166
    OTHER ASSETS                                                                         1,563            1,507
    MINORITY INTEREST                                                                    3,025            2,501
                                                                                ----------------  ----------------
         TOTAL ASSETS                                                             $    416,120      $   416,024
                                                                                ================  ================


LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES:
      Accounts payable
         Trade                                                                    $    139,437      $   135,588
         Other                                                                           1,648            1,275
      Accrued expenses
         Payroll                                                                         8,864           11,195
         Other                                                                           8,735           14,020
      Current portion of long-term debt                                                  8,040            8,054
                                                                                ----------------  ----------------
           TOTAL CURRENT LIABILITIES                                                   166,724          170,132

    LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                          101,045           96,059
    DEFERRED TAXES                                                                      16,924           17,380
    CONTINGENCIES AND COMMITMENTS
    STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
         issued or outstanding in 2002 and 2001                                              -                -
      Common stock,
         Class A:  $.01 par value; 12,337,700 shares authorized; 7,046,250
           shares issued and outstanding in 2002 and 2001                                   70               70
         Class B:  $.01 par value; 662,300 shares authorized; 662,296 shares
           issued and outstanding in 2002 and 2001                                           7                7
      Additional paid-in capital                                                       110,819          110,819
      Purchase price in excess of predecessor basis, net of tax benefit
           of $10,306                                                                  (15,458)         (15,458)
      Retained earnings                                                                 36,117           37,404
      Accumulated other comprehensive loss                                                (128)            (389)
                                                                                -----------------  ---------------
         TOTAL STOCKHOLDERS' EQUITY                                                    131,427          132,453
                                                                                -----------------  ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    416,120       $  416,024
                                                                                =================  ===============

            See notes to unaudited consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                                  THREE MONTHS                   SIX MONTHS
                                                                                 ENDED JUNE 30,                ENDED JUNE 30,
                                                                          ----------------------------  ----------------------------
                                                                               2002          2001            2002          2001
                                                                          -------------- -------------  -------------- -------------
                                                                                        (Not Reviewed)                (Not Reviewed)
Revenue                                                                    $   327,595    $  318,023     $   632,894    $  663,958

Transportation costs                                                           290,999       272,692         555,289       572,591
                                                                          -------------- -------------  -------------- -------------
       Gross margin                                                             36,596        45,331          77,605        91,367

Costs and expenses:
     Salaries and benefits                                                      23,348        23,497          46,945        48,202
     Selling, general and administrative                                        11,610        12,340          23,123        24,552
     Depreciation and amortization of property and equipment                     2,535         2,835           5,207         5,970
     Amortization of goodwill                                                        -         1,435               -         2,870
     Impairment of property and equipment                                            -             -               -         3,401
                                                                          -------------- -------------  -------------- -------------
       Total costs and expenses                                                 37,493        40,107          75,275        84,995

          Operating (loss) income                                                 (897)        5,224           2,330         6,372
                                                                          -------------- -------------  -------------- -------------

Other income (expense):
     Interest expense                                                           (2,482)       (2,423)         (4,768)       (5,367)
     Interest income                                                                54            80             121           333
     Other, net                                                                     60            36             122          (278)
                                                                          -------------- -------------  -------------- -------------
       Total other expense                                                      (2,368)       (2,307)         (4,525)       (5,312)

(Loss) income before minority interest and provision for income taxes           (3,265)        2,917          (2,195)        1,060
                                                                          -------------- -------------  -------------- -------------

Minority interest                                                                    -         1,111            (524)          400
                                                                          -------------- -------------  -------------- -------------

(Loss) income before provision for (benefit from) income taxes                  (3,265)        1,806          (1,671)          660

Provision for (benefit from) income taxes                                       (1,038)          741            (384)          271
                                                                          -------------- -------------  -------------- -------------

Net (loss) income                                                          $    (2,227)   $    1,065     $    (1,287)   $      389
                                                                          ============== =============  ============== =============

Basic (loss) earnings per common share                                     $     (0.29)   $     0.14     $     (0.17)   $     0.05
                                                                          ============== =============  ============== =============
Diluted (loss) earnings per common share                                   $     (0.29)   $     0.14     $     (0.17)   $     0.05
                                                                          ============== =============  ============== =============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     For the six months ended June 30, 2002
                          (in thousands, except shares)


                                                                                    JUNE 30,
                                                                                      2002
                                                                                ----------------

Class A & B Common Stock Shares
      Beginning of year                                                              7,708,546
                                                                                ----------------
           Ending balance                                                            7,708,546
                                                                                ----------------

Class A & B Common Stock Amount
      Beginning of year                                                          $          77
                                                                                ----------------
           Ending balance                                                                   77
                                                                                ----------------

Additional Paid-in Capital
      Beginning of year                                                                110,819
                                                                                ----------------
           Ending balance                                                              110,819
                                                                                ----------------

Purchase Price in Excess of Predecessor Basis, Net of Tax
      Beginning of year                                                                (15,458)
                                                                                ----------------
           Ending balance                                                              (15,458)
                                                                                ----------------

Retained Earnings
      Beginning of year                                                                 37,404
      Net loss                                                                          (1,287)
                                                                                ----------------
           Ending balance                                                               36,117
                                                                                ----------------

Accumulated Other Comprehensive Income (Loss)
      Beginning of year                                                                   (389)
      Other comprehensive income                                                           261
                                                                                ----------------
           Ending balance                                                                 (128)
                                                                                ----------------
           TOTAL STOCKHOLDERS' EQUITY                                            $     131,427
                                                                                ================

Comprehensive Income (Loss)
      Net loss                                                                   $      (1,287)
      Unrealized interest rate swap income net of tax expense of $153                      261
                                                                                ----------------
      Other comprehensive loss                                                   $      (1,026)
                                                                                ================

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                --------------------------------
                                                                                      2002             2001
                                                                                ---------------  ---------------
                                                                                                  (Not Reviewed)
Cash flows from operating activities:
    Net (loss) income                                                            $     (1,287)    $        389
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
        Depreciation and amortization of property and equipment                         5,284            6,317
        Amortization of goodwill                                                            -            2,870
        Impairment of property and equipment                                                -            3,401
        Deferred taxes                                                                   (384)             271
        Minority interest                                                                (524)             400
        Loss on sale of assets                                                             48              423
        Other assets                                                                      (56)             442
        Changes in working capital:
          Accounts receivable, net                                                     (1,795)          25,154
          Prepaid expenses and other current assets                                       269             (434)
          Accounts payable                                                              4,222           (5,382)
          Accrued expenses                                                             (7,355)            (979)
                                                                                ---------------  ---------------
            Net cash (used in) provided by operating activities                        (1,578)           32,872
                                                                                ---------------  ---------------
Cash flows from investing activities:
    Purchases of property and equipment, net                                           (3,394)          (5,552)
                                                                                ---------------  ---------------
            Net cash used in investing activities                                      (3,394)          (5,552)
                                                                                ---------------  ---------------
Cash flows from financing activities:
    Net borrowings (payments) on long-term debt                                         4,972          (27,320)
                                                                                ---------------  ---------------
            Net cash provided by (used in) financing activities                         4,972          (27,320)
                                                                                ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                                        -                -
Cash and cash equivalents, beginning of period                                              -                -
                                                                                ---------------  ---------------
Cash and cash equivalents, end of period                                         $          -     $          -
                                                                                ===============  ===============

Supplemental disclosures of cash flow information
    Cash paid for:
       Interest                                                                  $      4,152     $      5,574
       Income taxes                                                                         -               36
    Non-cash activity:
       Unrealized (loss) income on derivative instrument                         $        261    $        (251)

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

         The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations for the three months and six months ended June 30, 2002. In the fourth quarter of 2001, the Company recorded adjustments which resulted in a decline of $0.7 million in net income to properly report the annual results for the year as a result of accounting irregularities at the Company's 65% owned subsidiary, Hub Group Distribution Services (HGDS). The Company was unable to determine in which quarters in 2001 the adjustments should have been made and the amount to be recorded in each quarter. Consequently, the results for the six and three months ended June 30, 2002 are not comparable to the results for the six months and three months ended June 30, 2001.

         These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.


NOTE 2.  Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include allowance for doubtful accounts, costs of purchased transportation and services and reserves for pricing and billing adjustments. Actual results could differ from those estimates. During the three months ended March 31, 2002, the Company revised its estimate of accrued transportation costs resulting in an increase in pretax income of approximately $2.8 million.

NOTE 3.  Minority Interest

         HGDS is a 65% owned partnership. Pursuant to the HGDS Partnership Agreement, each of the partners has a legal obligation to the partnership for any deficit balance in their respective capital accounts. Accordingly, there is a debit balance reflected in minority interest in the accompanying condensed consolidated balance sheets related to the minority partner's deficit capital account balance of approximately $3 million and $2.5 million at June 30, 2002 and December 31, 2001, respectively. Management believes that the balance in the minority interest account was collectable at December 31, 2001 and June 30, 2002. Hub has a legal right to pursue the minority partner for this deficit balance in the capital account. In August of 2002, the Company entered into a settlement agreement and release with the minority partner that resulted in the relinquishment of the minority partner's 35% interest in HGDS and release of the minority partner's claims against the Company in exchange for $4.0 million in cash and release of Hub's claims against the minority partner including the $3.0 million balance in minority interest.

NOTE 4.  Earnings (Loss) per Share

         The following is a reconciliation of the Company's Earnings (Loss) per Share (in thousands except per share amounts):

                                       Three Months Ended                  Three Months Ended
                                          June 30, 2002                       June 30, 2001
                                    ------------------------------    -----------------------------
                                                        Per-Share                        Per-Share
                                       Loss     Shares    Amount       Income   Shares    Amount
Basic Earnings (Loss) per Share
   Income (loss) available to
      common stockholders            $(2,227)   7,709     $(0.29)       $1,065   7,708      $0.14
                                     --------   -----     -------       ------   -----      -----
Effect of Dilutive Securities
   Stock options                           -        -          -             -       7          -
                                     --------   ------    -------       ------   -----      -----
Diiluted Earnings (Loss) per Share
   Income (loss) available to
      common stockholders
      plus assumed exercises         $(2,227)   7,709     $(0.29)       $1,065   7,715      $0.14
                                     --------   -----     -------       ------   -----      -----

                                           Six Months Ended                   Six Months Ended
                                             June 30, 2002                       June 30, 2001
                                    -------------------------------    ----------------------------

                                                        Per-Share                        Per-Share
                                       Loss     Shares   Amount         Income   Shares     Amount
Basic Earnings (Loss) per Share
   Income (loss) available to
      common stockholders            $(1,287)   7,709    $(0.17)          $389    7,708     $0.05
                                     --------   -----    -------          ----    -----     ------
Effect of Dilutive Securities
   Stock options                           -        -          -             -        5          -
                                     --------   -----    -------          ----    -----     ------
Diluted Earnings (Loss) per Share
   Income (loss) available to
      common stockholders
      plus assumed exercises         $(1,287)   7,709    $(0.17)           $389   7,713      $0.05
                                     --------   -----    -------           ----   -----      -----



NOTE 5.  Property and Equipment

Property and equipment consist of the following (in thousands):

                                                        June 30,             December 31,
                                                    ---------------------  ------------------
                                                          2002                 2001
                                                     --------------------  ------------------

Building and improvements                            $      57               $    57
Leasehold improvements                                   2,054                 2,126
Computer equipment and software                         51,892                 49,373
Furniture and equipment                                  7,749                  7,542
Transportation equipment and automobiles                 3,764                  3,690
                                                     --------------------  ------------------
                                                        65,516                 62,788
Less:  Accumulated depreciation and amortization       (28,356)               (23,690)
                                                     --------------------  ------------------
    PROPERTY AND EQUIPMENT, net                      $  37,160                 39,098
                                                     ====================  ==================




NOTE 6.  Debt

The Company's outstanding debt is as follows (in thousands):

                                                                                    June 30,         December 31,
                                                                                ------------------  ----------------
                                                                                      2002               2001
                                                                                ------------------  ----------------

Bank line of credit                                                                 $ 28,000            $ 19,000
Unsecured term notes, with quarterly payments ranging from $1,250,000 to
  $2,000,000 with a balloon payment of $19,000,000 due March 31, 2004;
  Interest is due quarterly at a floating rate based upon LIBOR (London
  Interbank Offered Rate) or Prime rate. At June 30, 2002 and December 31,
  2001, the weighted average interest rate was 4.61%
  and 4.66%, respectively                                                                                 35,000
                                                                                     31,000
Unsecured notes, mature on June 25, 2009 with annual payments of
  $10,000,000 commencing on June 25, 2005; interest is paid quarterly
  at a fixed rate of 9.14% during 2002 and 2001                                                           50,000
                                                                                     50,000
Capital lease obligations, collateralized by certain equipment
                                                                                         85                  113
                                                                                ---------------       ------------
Total long-term debt                                                                 109,085             104,113
Less current portion                                                                  (8,054)             (8,040)
                                                                                ----------------      ------------
                                                                                   $ 101,045            $ 96,059
                                                                                -----------------     ------------

Fair value approximates book value at the balance sheet dates.


The Company was in default of certain debt covenants including the fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and minority interest and cash flow leverage ratio as of June 30, 2002. By August 14, 2002, amendments to the Company's credit agreements were executed to modify certain financial covenants for the quarters ending September 30, 2002 and December 31, 2002 and waive Hub Group's non-compliance with certain financial covenants for the fiscal quarter ending June 30, 2002. The amendments provide the loans will be secured by assets of the Company no later than October 15, 2002. In addition, the amendments outline a process for the modification of financial covenants for the periods beginning March 31, 2003 and beyond. The Company believes that it will satisfactorily complete the modification of the financial covenants for these periods as outlined in the amendments.

NOTE 7.  Rent Expense and User Charges

         Rent expense included in selling, general and administrative expense is $3.8, $3.8, $7.7 and $7.4 million for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively. Hub also incurs user charges for its use of a fleet of dedicated containers which are included in transportation costs. Such charges included in transportation costs are $7.0, $7.5, $13.9 and $15.8 million for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively.

NOTE 8.  Recent Accounting Pronouncement

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

         In connection with SFAS 142, the Company completed the first step of transitional goodwill impairment testing. This transitional testing used discounted cash flow and market capitalization methodologies to determine a fair market value for the reporting unit. The results of the transitional testing indicated no impairment.

         The transitional impairment testing is based upon the Company's estimates of the value of the reporting unit, future operating performance and discount rates. Should the estimates differ materially from actual results, the Company may be required to record impairment charges in future periods. The Company will continue to test the value of its goodwill for any impairment at least annually and impairment, if any, will be recorded as expense in the period of impairment.

         The following table presents net income (loss) for 2002 in comparison to 2001 exclusive of amortization expense recognized in the previous year related to goodwill which will no longer be amortized. Amounts are in thousands except per share amounts:

                                                Three Months Ended June 30,
                                            -----------------------------------
                                                   2002                 2001
                                            ---------------      --------------

Net income (loss) as reported                  $  (2,227)              1,065
Add back amortization of goodwill, net of tax          -                   -
Adjusted net income (loss)                        (2,227)              1,912
                                               -----------          -----------
Adjusted basic and diluted earnings per share      (0.29)          $    0.25
                                               -----------          -----------


                                                   Six Months Ended June 30,
                                              ----------------------------------
                                                   2002                 2001
                                              --------------       -------------

Net income (loss) as reported                    $ (1,287           $     89
Add back amortization of goodwill, net of tax           -              1,694
Adjusted net income (loss)                    --------------        ------------
                                                   (1,287)             2,083
                                              --------------        ------------
Adjusted basic and diluted earnings per share       (0.17)          $   0.27
                                              --------------        ------------



NOTE 9.  Contingencies

         On February 19, 2002, a purported class action lawsuit was filed by Riggs Partners, LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint names as defendants the Company, the Company's officers and former officers that signed the Company's periodic reports filed with the Securities and Exchange Commission and the Company's former auditors. The complaint alleges that the defendants violated Section 10 (b) and Rule 10b-5 there under and section 20 (a) of the Securities Exchange Act of 1934 by filing or causing to be filed with the Securities and Exchange Commission periodic reports that contained inaccurate financial statements. The complaint seeks unspecified compensatory damages, reimbursement of reasonable costs and expenses, including counsel fees and expert fees, and such other relief as the court deems proper. On June 7, 2002, the plaintiffs filed a consolidated amended complaint. On July 18, 2002, the Company and is officers and former officers filed a motion to dismiss the amended complaint in its entirety. The Company's former auditors also filed a motion to dismiss the amended complaint on July 18, 2002. The plaintiffs have until August 15, 2002 to respond to the motions to dismiss, and the Company and its former auditors have until August 29, 2002 to file replies in support of their motions to dismiss. The Company believes that this suit is without merit and intends to vigorously defend itself and its officers. An adverse judgment in this lawsuit could have a material adverse effect on the Company's financial position and results of operations.

                              HUB GROUP, INC.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


ACCOUNTING ADJUSTMENT

         In the fourth quarter of 2001, the Company recorded adjustments which resulted in a decline of $0.7 million in net income to properly report the annual results for the year as a result of accounting irregularities at the Company's 65% owned subsidiary, Hub Group Distribution Services (HGDS). The Company was unable to determine in which quarters in 2001 the adjustments should have been made and the amount to be recorded in each quarter. Consequently, the results for the six months ended and three months ended June 30, 2002 are not comparable to the results for the six months and three months ended June 30, 2001.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to the Three Months Ended
June 30, 2001

Revenue

         Revenue for Hub Group, Inc. increased 3.0% to $327.6 million in 2002 from $318.0 million in 2001. Intermodal revenue increased 3.1% from 2001. Truckload brokerage revenue increased 15.5% over 2001 due to increased volume. Logistics revenue, which includes revenue from the Company's supply chain solutions services and revenue from Hub Group Distribution Services, decreased 9.3% to $46.8 million in 2002 from $51.6 million in 2001. Supply chain solutions logistics services revenue increased 36.9% to $27.8 million in 2002 from $20.3 million in 2001 as a result of adding new customers and increased business from existing customers. Hub Group Distribution Services' revenue decreased 39.3% to $19.0 million in 2002 from $31.3 million in 2001. HGDS experienced a significant revenue decline primarily in its installation business due to lower demand from its largest customer.


Gross Margin


         Gross margin decreased 19.3% to $36.6 million in 2002 from $45.3 million in 2001. As a percent of revenue, gross margin decreased to 11.2% from 14.3% in 2001. The decrease in gross margin as a percent of revenue is due primarily to HGDS performing less installation work than during the second quarter of 2001, Hub Group Distribution Services' customer mix and their pricing structure. In addition, intermodal gross margin decreased slightly due to customer mix, price competition and higher transportation costs than in 2001.


Salaries and Benefits


         Salaries and benefits decreased 0.6% to $23.3 million in 2002 from $23.5 million in 2001. As a percentage of revenue, salaries and benefits decreased to 7.1% from 7.4% in 2001. The decrease is attributed primarily to a decrease in both headcount and incentive compensation, partially offset by increased costs for health benefits.


Selling, General and Administrative


         Selling, general and administrative expenses decreased 5.9% to $11.6 million in 2002 from $12.3 million in 2001. As a percentage of revenue, these expenses decreased to 3.5% in 2002 from 3.9% in 2001. This decrease is primarily attributed to a reduction in information technology contractor costs, outsourced data center costs, travel costs and telephone costs. In the second quarter of 2002, the Company incurred a $0.3 million expense for professional fees related to the investigation and restatement of Hub Group Distribution Services' historical financial statements.

Depreciation and Amortization of Property and Equipment

         Depreciation and amortization of property and equipment decreased 10.6% to $2.5 million in 2002 from $2.8 million in 2001. This expense as a percentage of revenue decreased from 0.9% to 0.8% in 2002.

Amortization of Goodwill

         Amortization of goodwill decreased to $0.0 million in 2002 from $1.4 million in 2001. As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other
Intangible Assets ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized.

Other Income (Expense)

         Interest expense increased 2.4% to $2.5 million in 2002 from $2.4 million in 2001. The increase in interest expense is due to carrying a higher average debt balance this year as compared to the prior year.

Minority Interest

         The minority interest decreased to $0.0 million in 2002 from $1.1 million in 2001. HGDS is a 65% owned partnership. Pursuant the HGDS Partnership Agreement, each of the partners has a legal obligation to the partnership for any deficit balance in their respective capital accounts. Accordingly, there is a debit balance reflected in minority interest in the accompanying condensed consolidated balance sheets related to the minority partner's deficit capital account balance of approximately $3 million and $2.5 million at June 30, 2002 and December 31, 2001, respectively. Management believes that the balance in the minority interest account was collectable at December 31, 2001 and June 30, 2002. Hub has a legal right to pursue the minority partner for this deficit balance in the capital account. In August of 2002, the Company entered into a settlement agreement and release with the minority partner that resulted in the relinquishment of the minority partner's 35% interest in HGDS and release of the minority partner's claims against the Company in exchange for $4.0 million in cash and release of Hub's claims against the minority partner including the $3.0 million balance in minority interest.

Income Tax Provision

         The income tax provision decreased to a benefit of $1.0 million in 2002 compared to a provision of $0.7 million in 2001. The Company recorded income taxes using an effective rate of 41.0% in 2001 and 37% in 2002. The rate changed because of changes in permanent differences between book and taxable income (loss) and the impact of state net operating losses.

Net Income (Loss)

         Net (loss) income decreased to a loss of $2.2 million in 2002 from net income of $1.1 million in 2001.

Earnings (Loss) Per Share

         Basic and diluted earnings (loss) per common share decreased to a loss of $0.29 in 2002 from income of $0.14 in 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenue

         Revenue for Hub Group, Inc. decreased 4.7% to $632.9 million in 2002 from $664.0 million in 2001. Intermodal revenue decreased 6.8% from 2001which is primarily attributed to a $32.3 million reduction in demand from the Company's steamship customers when comparing the first quarter of 2002 with the first quarter of 2001. As previously disclosed, these customers ceased doing business with the Company early in the second quarter of 2001. Without the decrease in revenue related to the loss of the steamship customers intermodal revenue would have remained flat. Truckload brokerage revenue increased 12.0% from 2001 due to increased volume. Logistics revenue, which includes revenue from the Company's supply chain solutions services and revenue from Hub Group Distribution Services, decreased 11.8% to $90.8 million in 2002 from $102.9 million in 2001. Revenue from supply chain solutions logistics services increased 24.7% to $52.5 million in 2002 from $42.1 million in 2001 as a result of adding new customers and increased business from existing customers. Hub Group Distribution Services' revenue decreased 37.0% to $38.3 million in 2002 from $60.8 million in 2001.

Gross Margin

         Gross margin decreased 15.1% to $77.6 million in 2002 from $91.4 million in 2001. As a percent of revenue, gross margin decreased to 12.3% from 13.8% in 2001. The decrease in gross margin as a percent of revenue is primarily attributed to HGDS experiencing lower volumes and lower margins in the installation business. Intermodal gross margin as a percentage of revenue decreased slightly due to changes in customer mix, competitive pricing, and increased transportation costs as compared to 2001. During the three months ended March 31, 2002, the Company revised its estimate of accrued transportation costs resulting in an increase in pretax income of approximately $2.8 million.

Salaries and Benefits

         Salaries and benefits decreased 2.6% to $46.9 million in 2002 from $48.2 million in 2001. As a percentage of revenue, salaries and benefits increased to 7.4% from 7.3% in 2001. The decrease in expense is due to the consolidation of the accounting functions, which took place primarily during the first and second quarters of 2001.

Selling, General and Administrative

         Selling, general and administrative expenses decreased 5.8% to $23.1 million in 2002 from $24.6 million in 2001. As a percentage of revenue, these expenses remained constant at 3.7% in 2002 and 2001. The decrease in expense is primarily attributed to a reduction in contractor costs, outsourced data center costs, travel costs and telephone costs. In the first six months of 2002, the Company incurred a $1.3 million expense for professional fees related to the investigation and restatement of Hub Group Distribution Services' historical financial statements. Without the $1.3 million in professional services, selling, general and administrative expense decreased $2.8 million or 11.4%.

Depreciation and Amortization of Property and Equipment

         Depreciation and amortization decreased 12.8% to $5.2 million in 2002 from $6.0 million in 2001. This expense as a percentage of revenue decreased to 0.8% from 0.9% in 2001. Depreciation expense in the prior year included $0.9 million of excess depreciation related to various assets that were determined to be no longer useful once the Company's new operating system was completed.

Amortization of Goodwill

         Amortization of goodwill decreased to $0.0 million in 2002 from $2.9 million in 2001. As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other
Intangible Assets ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized.

Impairment of Property and Equipment

         The $3.4 million impairment charge in 2001 was due to HGDS' exit from its initiative surrounding the home delivery of large box items purchased over the internet.

Other Income (Expense)

         Interest expense decreased 11.2% to $4.8 million in 2002 from $5.4 million in 2001. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year.

Minority Interest

         The minority interest was a $0.5 million benefit in 2002 compared with a $0.4 million charge in 2001. HGDS is 65% owned partnership. Pursuant to the HGDS Partnership Agreement, each of the partners has a legal obligation to the partnership for any deficit balance in their respective capital accounts. Accordingly, there is a debit balance reflected in minority interest in the accompanying condensed consolidated balance sheets related to the minority partner's deficit capital account balance of approximately $3 million and $2.5 million at June 30, 2002 and December 31, 2001, respectively. Management believes that the balance in the minority interest account was collectable at December 31, 2001 and June 30, 2002. Hub has a legal right to pursue the minority partner for this deficit balance in the capital account. In August of 2002, the Company entered into a settlement agreement and release with the minority partner that resulted in the relinquishment of the minority partner's 35% interest in HGDS and release of the minority partner's claims against the Company in exchange for $4.0 million in cash and release of Hub's claims against the minority partner including the $3.0 million balance in minority interest.

Income Tax Provision

         The income tax provision decreased to a benefit of $0.4 million in 2002 compared to a provision of $0.3 million in 2001. The Company recorded income taxes using an effective rate of 41.0% in 2001 and 37% in 2002. The rate changed because of changes in permanent differences between book and taxable income (loss) and the impact of state net operating losses.

Net Income (Loss)

         Net (loss) income decreased to a loss of $1.3 million in 2002 from net income of $0.4 million in 2001.

Earnings (Loss) Per Share

         Basic and diluted earnings (loss) per common share decreased to a loss of $0.17 in 2002 from income of $0.05 in 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         On June 30, 2001, the Financial Accounting Standards Board issued Statement 142. Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. The Company adopted Statement 142 as of January 1, 2002.

         In connection with SFAS 142, the Company completed the first step of transitional goodwill impairment testing. The transitional testing used discounted cash flow and market capitalization methodologies to determine a fair market value for the reporting unit. The results of the transitional testing indicated no impairment.

         The transitional testing is based upon the Company's estimates of the value of the reporting unit, future operating performance and discount rates. Should the estimates differ materially from actual results, the Company may be required to record impairment charges in future periods. The Company will continue to test the value of its goodwill for any impairment at least annually and impairment, if any, will be recorded as expense in the period of impairment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

         Cash used in operating activities for the six months ended June 30, 2002 was approximately $1.6 million, which resulted primarily from net income from operations before non-cash charges of $3.1 million and a net decrease in working capital of $4.7 million.

         Net cash used in investing activities for the six months ended June 30, 2002 was $3.4 million which related to capital expenditures. The capital expenditures were primarily related to enhancing the Company's operating system and various software applications.

         The net cash provided by financing activities for the six months ended June 30, 2002, was $5.0 million. This is comprised of $9.0 million of borrowings on the Company's line of credit and $4.0 million of scheduled payments on the Company's term debt and capital leases.

         The Company maintains a multi-bank credit facility. The facility is comprised of term debt and a revolving line of credit. At June 30, 2002, there was $31.0 million of outstanding term debt and $28.0 million outstanding and $22.0 million unused and available under the line of credit. Borrowings under the revolving line of credit are unsecured and have a five-year term that began on April 30, 1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly principal payments ranging from $1,250,000 to $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes are unsecured and have an eight-year average life. Interest is paid quarterly. These Notes mature on June 25, 2009, with annual principal payments of $10.0 million commencing on June 25, 2005

         The Company was in default of certain debt covenants including the fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and minority interest and cash flow leverage ratio as of June 30, 2002. By August 14, 2002, amendments to the Company's credit agreements were executed to modify certain financial covenants for the quarters ending September 30, 2002 and December 31, 2002 and waive Hub Group's non-compliance with certain financial covenants for the fiscal quarter ending June 30, 2002. The amendments provide the loans will be secured by assets of the Company no later than October 15, 2002. In addition, the amendments outline a process for the modification of financial covenants for the periods beginning March 31, 2003 and beyond. The Company believes that it will satisfactorily complete the modification of the financial covenants for these periods as outlined in the amendments

OUTLOOK, RISKS AND UNCERTAINTIES

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

         The Company has both fixed and variable rate debt as described in
Note 9 of the Company's Form 10-K filed for the year ended December 31, 2001. The Company has entered into an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The purpose of the swap is to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. At June 30, 2002, the Company had an interest rate swap with a notional amount of $25.0 million, a weighted average pay rate of 8.37%, a weighted average receive rate of 4.36% and a maturity date of September 30, 2002. This swap agreement involves the exchange of amounts based on the variable interest rate for amounts based on the fixed interest rate over the life of the agreement, without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the debt.

         The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile.

PART II.  Other Information

Item 1.   Legal Proceedings.

          On February 19, 2002, a purported class action lawsuit was filed by Riggs Partners, LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint names as defendants the Company, the Company's officers and former officers that signed the Company's periodic reports filed with the Securities and Exchange Commission and the Company's former auditors. The complaint alleges that the defendants violated Section 10 (b) and Rule 10b-5 thereunder and section 20 (a) of the Securities Exchange Act of 1934 by filing or causing to be filed with the Securities and Exchange Commission periodic reports that contained inaccurate financial statements. The complaint seeks unspecified compensatory damages, reimbursement of reasonable costs and expenses, including counsel fees and expert fees, and such other relief as the court deems proper. On June 7, 2002, the plaintiffs filed a consolidated amended complaint. On July 18, 2002, the Company and is officers and former officers filed a motion to dismiss the amended complaint in its entirety. The Company's former auditors also filed a motion to dismiss the amended complaint on July 18, 2002. The plaintiffs have until August 15, 2002 to respond to the motions to dismiss, and the Company and its former auditors have until August 29, 2002 to file replies in support of their motions to dismiss. The Company believes that this suit is without merit and intends to vigorously defend itself and its officers. An adverse judgment in this lawsuit could have a material adverse effect on the Company's financial position and results of operations.



Item 4.   Submission of Matters to a Vote of Security Holders

          The 2002 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 21, 2002. At this meeting, the following six directors were reelected with the following votes: Phillip C. Yeager:
          19,115,326 votes for and 634,470 votes withheld; David P. Yeager:
          19,115,307 votes for and 634,489 votes withheld; Thomas L. Hardin:
          19,114,326 votes for and 634,470 votes withheld; Gary D. Eppen:
          19,239,358 votes for and 510,438 votes withheld; Charles R.
          Reaves: 19,242,590 votes for and 507,206 votes withheld; Martin P.
          Slark: 19,242,590 votes for and 507,206 votes withheld.

          Also at this meeting, the Stockholders voted on a proposal to approve the Company's 2002 Long-Term Incentive Plan. This proposal was approved by the following votes: 17,383,327 votes for, 593,522 votes against, 89,237 votes withheld and 1,683,710 broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

          (a) A list of exhibits included as part of this Report is set forth in the Exhibit Index appearing elsewhere herein by this reference.

          (b) Reports on Form 8-K. The Company filed a Report on Form 8-K on May 10, 2002, reporting in Item 4 that the Company had decided to dismiss its independent auditors, Arthur Andersen LLP and engage Ernst & Young LLP to serve as its new independent auditors. The Company filed an amendment to this Form 8-K on June 11, 2002, reporting additional information regarding its restatement of earnings due to the accounting irregularities discovered at Hub Group Distribution Services.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HUB GROUP, INC.


DATE:  August 15, 2002                     /s/ Thomas M. White
                                           ---------------------------------
                                           Thomas M. White
                                           Senior Vice President-Finance and
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                               EXHIBIT INDEX


Exhibit No.

10.22     Amendment to $100 million Credit Agreement among the
          Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated August 13, 2002.

10.23 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers dated August 14, 2002.