Form 10-Q
period 2002-09-30
HUB GROUP INC
filed 2002-11-05
CIK 940942

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] Quarterly report pursuant to Section 13 or 15(d) of the
                       Securities and Exchange Act of 1934

              For the quarterly period ended September 30, 2002 or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         On November 5, 2002, the registrant had 7,046,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                          PAGE
PART I.  FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - September 30, 2002 and
         December 31, 2001                                                  3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         and Nine Months Ended September 30, 2002 and 2001                  4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Nine
         Months Ended September 30, 2002                                    5

Unaudited Condensed Consolidated Statements of Cash Flows - Nine
         Months Ended September 30, 2002 and 2001                           6

Notes to Unaudited Condensed Consolidated Financial Statements              7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              11

PART II.  OTHER INFORMATION                                                 17

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                ---------------  ---------------
                                                                                      2002             2001
                                                                                ---------------  ---------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                    $          -     $          -
    Accounts receivable, net                                                           153,070          149,765
    Deferred taxes                                                                      12,081           11,147
    Prepaid expenses and other current assets                                            4,629            3,840
                                                                                ----------------  --------------
       TOTAL CURRENT ASSETS                                                            169,780          164,752

  PROPERTY AND EQUIPMENT, net                                                           35,826           39,098
  GOODWILL, net                                                                        215,190          208,166
  OTHER ASSETS                                                                           1,448            1,507
  MINORITY INTEREST                                                                         -             2,501
                                                                                ----------------  --------------
       TOTAL ASSETS                                                              $     422,244     $    416,024
                                                                                ================  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Accounts payable
       Trade                                                                     $     136,772     $    135,588
       Other                                                                             3,632            1,275
    Accrued expenses
       Payroll                                                                          11,478           11,195
       Other                                                                             9,632           14,020
    Current portion of long-term debt                                                    8,046            8,054
                                                                                ----------------  --------------
         TOTAL CURRENT LIABILITIES                                                     169,560          170,132

  LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                            101,027           96,059
  DEFERRED TAXES                                                                        18,723           17,380
  CONTINGENCIES AND COMMITMENTS
  STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
       issued or outstanding in 2002 and 2001                                               -                -
    Common stock,
       Class A:  $.01 par value; 12,337,700 shares authorized; 7,046,250
         shares issued and outstanding in 2002 and 2001                                     70               70
       Class B:  $.01 par value; 662,300 shares authorized; 662,296 shares
         issued and outstanding in 2002 and 2001                                             7                7
    Additional paid-in capital
    Purchase price in excess of predecessor basis, net of tax benefit                  110,819          110,819
       of $10,306                                                                      (15,458)         (15,458)
    Retained earnings                                                                   37,496           37,404
    Accumulated other comprehensive loss                                                    -              (389)
                                                                                ----------------  --------------
       TOTAL STOCKHOLDERS' EQUITY                                                      132,934          132,453
                                                                                ----------------  --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     422,244     $    416,024
                                                                                ================  ==============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                              THREE MONTHS                NINE MONTHS
                                                                          ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                      ---------------------------  --------------------------
                                                                          2002          2001           2002         2001
                                                                      ------------ --------------  ----------- --------------
                                                                                   (NOT REVIEWED)              (NOT REVIEWED)
Revenue                                                                $ 356,666    $   323,046     $ 989,560   $   987,004

Transportation costs                                                     314,385        278,475       869,674       851,066
                                                                      ------------ --------------  ----------- --------------
       Gross margin                                                       42,281         44,571       119,886       135,938

Costs and expenses:
     Salaries and benefits                                                23,294         23,461        70,239        71,663
     Selling, general and administrative                                  11,822         16,989        34,945        41,541
     Depreciation and amortization of property and equipment               2,652          2,147         7,859         8,117
     Amortization of goodwill                                                 -           1,435            -          4,305
     Impairment of property and equipment                                     -              -             -          3,401
                                                                      ------------ --------------  ----------- --------------
       Total costs and expenses                                            37,768        44,032       113,043       129,027

       Operating income                                                     4,513           539         6,843         6,911
                                                                      ------------ --------------  ----------- --------------

Other income (expense):
     Interest expense                                                      (2,539)       (2,426)       (7,307)       (7,793)
     Interest income                                                           45           189           166           522
     Other, net                                                               153            93           275          (185)
                                                                      ------------ --------------  ----------- --------------
       Total other expense                                                 (2,341)       (2,144)       (6,866)       (7,456)

Income (loss) before minority interest and provision for income taxes       2,172        (1,605)          (23)         (545)
                                                                      ------------ --------------  ----------- --------------

Minority interest                                                              -            280          (524)          680
                                                                      ------------ --------------  ----------- --------------

Income (loss) before provision for (benefit from) income taxes              2,172        (1,885)          501        (1,225)

Provision for (benefit from) income taxes                                     793          (773)          409          (502)
                                                                      ------------ --------------  ----------- --------------

Net income (loss)                                                      $    1,379   $    (1,112)    $      92   $      (723)
                                                                      ============ ==============  =========== ==============

Basic earnings (loss) per common share                                 $     0.18   $     (0.14)    $    0.01   $     (0.09)
                                                                      ============ ==============  =========== ==============
Diluted earnings (loss) per common share                               $     0.18   $     (0.14)    $    0.01   $     (0.09)
                                                                      ============ ==============  =========== ==============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the nine months ended September 30, 2002
                          (in thousands, except shares)


                                                                                  SEPTEMBER 30,
                                                                                       2002
                                                                                -----------------
Class A & B Common Shares
      Beginning of year                                                               7,708,546
                                                                                -----------------
           Ending balance                                                             7,708,546
                                                                                -----------------

Class A & B Common Stock Amount
      Beginning of year                                                          $           77
                                                                                -----------------
           Ending balance                                                                    77
                                                                                -----------------

Additional Paid-in Capital
      Beginning of year                                                                 110,819
                                                                                -----------------
           Ending balance                                                               110,819
                                                                                -----------------

Purchase Price in Excess of Predecessor Basis, Net of Tax
      Beginning of year                                                                 (15,458)
                                                                                -----------------
           Ending balance                                                               (15,458)
                                                                                -----------------

Retained Earnings
      Beginning of year                                                                  37,404
      Net income                                                                             92
                                                                                -----------------
           Ending balance                                                                37,496
                                                                                -----------------

Accumulated Other Comprehensive (Loss) Income
      Beginning of year                                                                    (389)
      Other comprehensive income                                                            389
                                                                                -----------------
           Ending balance                                                                     -
                                                                                -----------------
           TOTAL STOCKHOLDERS' EQUITY                                            $      132,934
                                                                                =================


Comprehensive Income
      Net income                                                                 $           92
      Unrealized interest rate swap income net of tax expense of $153                       389
                                                                                -----------------
           Total comprehensive income                                            $          481
                                                                                =================


       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                      2002               2001
                                                                                ----------------    ---------------
                                                                                                     (NOT REVIEWED)
Cash flows from operating activities:
    Net income (loss)                                                            $          92       $       (723)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization of property and equipment                         7,952              8,612
         Amortization of goodwill                                                            -              4,305
         Impairment of property and equipment                                                -              3,401
         Deferred taxes                                                                    409               (502)
         Minority interest                                                                (524)               680
         (Gain) loss on sale of assets                                                     (39)               410
         Other assets                                                                       59                440
         Changes in working capital:
           Accounts receivable, net                                                     (3,305)               450
           Prepaid expenses and other current assets                                      (789)              (942)
           Accounts payable                                                              3,541            (11,762)
           Accrued expenses                                                             (3,716)             2,397
                                                                                ----------------    ---------------
            Net cash provided by operating activities                                    3,680              6,766
                                                                                ----------------    ---------------
Cash flows from investing activities:
    Purchase of minority interest                                                       (4,000)                 -
    Purchases of property and equipment, net                                            (4,640)            (8,469)
                                                                                ----------------    ---------------
            Net cash used in investing activities                                       (8,640)            (8,469)
                                                                                ----------------    ---------------
Cash flows from financing activity:
    Net borrowings on long-term debt                                                     4,960              1,703
                                                                                ----------------    ---------------
            Net cash provided by financing activity                                      4,960              1,703
                                                                                ----------------    ---------------
Net increase (decrease) in cash and cash equivalents                                         -                  -
Cash and cash equivalents, beginning of period                                               -                  -
                                                                                ----------------    ---------------
Cash and cash equivalents, end of period                                         $           -       $          -
                                                                                ================    ===============

Supplemental disclosures of cash flow information Cash paid for:
       Interest                                                                  $       6,333       $      7,488
       Income taxes                                                                          -                 60
    Non-cash activity:
       Unrealized income (loss) on derivative instrument                         $         389       $       (440)

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

         The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations for the three months and nine months ended September 30, 2002. In the fourth quarter of 2001, the Company recorded adjustments which resulted in a decline of $0.7 million in net income to properly report the annual results for the year as a result of accounting irregularities at the Company's 65% owned subsidiary, Hub Group Distribution Services (HGDS). The Company was unable to determine in which quarters in 2001 the adjustments should have been made and the amount to be recorded in each quarter. Consequently, the results for the three and nine months ended September 30, 2002 are not comparable to the results for the three months and nine months ended September 30, 2001.

         These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

NOTE 2.  USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts, costs of purchased transportation and services and reserves for pricing and billing adjustments. Actual results could differ from those estimates. During the three months ended March 31, 2002, the Company revised its estimate of accrued transportation costs resulting in an increase in pretax income of approximately $2.8 million.

NOTE 3.  PURCHASE OF MINORITY INTEREST

         HGDS was a 65% owned partnership until August of 2002 when Hub purchased the minority partners' interest in HGDS. Pursuant to the HGDS Partnership Agreement, each of the partners had a legal obligation to the partnership for any deficit balance in their respective capital accounts. Accordingly, there was a debit balance reflected in minority interest in the accompanying condensed consolidated balance sheets related to the minority partner's deficit capital account balance of approximately $2.5 million at December 31, 2001. Management believed that the balance in the minority account was collectable at December 31, 2001. Hub had a legal right to pursue the minority partner for the deficit balance in the capital account. In August of 2002, the Company entered into a settlement agreement and release with the minority partner that resulted in the relinquishment of the minority partner's 35% interest in HGDS and release of the minority partner's claims against the

Company in exchange for $4.0 million in cash and release of Hub's claims against the minority partner including the $3.0 million balance in minority interest. The acquisition resulted in goodwill of approximately $7.0 million which was recorded in the three months ended September 30, 2002.

NOTE 4.  EARNINGS (LOSS) PER SHARE

         The following is a reconciliation of the Company's Earnings (Loss) per Share (in thousands except per share amounts):

                                        THREE MONTHS ENDED                THREE MONTHS ENDED
                                        SEPTEMBER 30, 2002                SEPTEMBER 30, 2001
                                    -----------------------------    -----------------------------
                                                       Per-Share                         Per-Share
                                     INCOME   SHARES    AMOUNT         LOSS     SHARES    AMOUNT
                                    -------- -------- -----------    -------- --------- ----------
BASIC EARNINGS (LOSS) PER SHARE
   Income (loss) available to
      common stockholders            $1,379    7,709     $0.18       $(1,112)   7,709    $(0.14)
                                     ------    -----     -----       --------   -----   ---------
EFFECT OF DILUTIVE SECURITIES
   Stock options                         -        -         -             -        -         -
                                     ------    -----     -----       --------   -----   ---------
DILUTED EARNINGS (LOSS) PER SHARE
   Income (loss) available to
      common stockholders
      plus assumed exercises         $1,379    7,709     $0.18        $(1,112)  7,709    $(0.14)
                                     ------    -----     -----        --------  -----   ---------

                                         NINE MONTHS ENDED                 NINE MONTHS ENDED
                                         SEPTEMBER 30, 2002                SEPTEMBER 30, 2001
                                   -----------------------------      ----------------------------
                                                      Per-Share                         Per-Share
                                    INCOME   SHARES    AMOUNT           LOSS    SHARES   AMOUNT
                                   -------- -------- -----------      -------- -------- ----------
BASIC EARNINGS (LOSS) PER SHARE
   Income (loss) available to
      common stockholders           $    92   7,709     $0.01         $ (723)   7,709    $(0.09)
                                   --------   -----     -----         -------   -----    -------
EFFECT OF DILUTIVE SECURITIES
   Stock options                         -        5        -               -       -          -
                                   --------   -----     -----         -------   -----    -------
DILUTED EARNINGS (LOSS) PER SHARE
   Income (loss) available to
      common stockholders
      plus assumed exercises        $    92   7,714     $0.01         $ (723)   7,709    $(0.09)
                                   --------   -----     -----         -------   -----    -------

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                                     SEPTEMBER 30,         DECEMBER 31,
                                                                  -------------------   ------------------
                                                                         2002                  2001
                                                                  -------------------   ------------------
Building and improvements                                           $            57      $           57
Leasehold improvements                                                        1,306               2,126
Computer equipment and software                                              53,234              49,373
Furniture and equipment                                                       7,692               7,542
Transportation equipment and automobiles                                      2,135               3,690
                                                                  --------------------  ------------------
                                                                             64,424              62,788
Less:  Accumulated depreciation and amortization                            (28,598)            (23,690)
                                                                  --------------------  ------------------
    PROPERTY AND EQUIPMENT, net                                     $        35,826       $      39,098
                                                                  ====================  ==================

NOTE 6.  DEBT

The Company's outstanding debt is as follows (in thousands):

                                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                                ----------------  ----------------
                                                                                      2002              2001
                                                                                ----------------  ----------------

Bank line of credit                                                               $    30,000       $    19,000
Term notes, with quarterly payments of $2,000,000 with a balloon payment payment of $19,000,000 due March 31, 2004; interest is due quarterly at a floating rate based upon LIBOR (London Interbank Offered Rate) or Prime rate.
  At September 30, 2002 and December 31, 2001, the
  weighted average interest rate was 4.80% and 4.66%, respectively                     29,000            35,000
Notes, mature on June 25, 2009 with annual payments of $10,000,000 commencing on
  June 25, 2005; interest is paid quarterly at a fixed rate
  of 9.14% during 2002 and 2001                                                        50,000            50,000
Capital lease obligations, collateralized by certain equipment
                                                                                           73               113
                                                                                ----------------  ----------------
Total long-term debt                                                                  109,073           104,113
Less current portion                                                                   (8,046)           (8,054)
                                                                                ----------------  ----------------
                                                                                  $   101,027       $    96,059
                                                                                ----------------  ----------------

Fair value approximates book value at the balance sheet dates.

         On October 15, 2002, amendments to the Company's credit and note agreements were executed to modify the fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation, amortization and minority interest and the cash flow leverage ratio for all periods subsequent to December 31, 2002. In addition, the capital expenditure limitation was reduced from $15.0 million to $9.0 million for the year ended December 31, 2003. Further, effective October 15, 2002, the loans are secured by substantially all assets of the Company. The Company was in compliance with its debt covenants, as amended, as of September 30, 2002.

NOTE 7.  RENT EXPENSE AND USER CHARGES

         Rent expense included in selling, general and administrative expense is $3.8, $3.8, $11.4 and $11.2 million for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively. Hub also incurs user charges for its use of a fleet of dedicated containers which are included in transportation costs. Such charges included in transportation costs are $6.9, $7.3, $20.8 and $23.1 million for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively.

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

         The following table presents net income (loss) for 2002 in comparison to 2001 exclusive of amortization expense recognized in the previous year related to goodwill which will no longer be amortized. Amounts are in thousands except per share information:

                                                                    THREE MONTHS ENDED SEPTEMBER 30,
                                                                  ------------------------------------
                                                                         2002              2001
                                                                  -----------------  ----------------
Net income (loss) as reported                                       $       1,379      $    (1,112)
Add back amortization of goodwill, net of tax                                  -               846
                                                                  -----------------  ----------------
Adjusted net income (loss)                                                  1,379             (266)
                                                                  =================  ================
Basic and diluted earnings (loss) per share, as reported                     0.18            (0.14)
Add back amortization of goodwill, net of tax                                  -              0.10
                                                                  -----------------  ----------------
Adjusted basic and diluted earnings (loss) per share                $        0.18      $     (0.04)
                                                                  =================  ================


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -----------------------------------
                                                                         2002              2001
                                                                  -----------------  ----------------
Net income (loss) as reported                                       $          92      $      (723)
Add back amortization of goodwill, net of tax                                  -             2,540
                                                                  -----------------  ----------------
Adjusted net income                                                            92            1,817
                                                                  =================  ================
Basic and diluted earnings (loss) per share, as reported                     0.01            (0.09)
Add back amortization of goodwill, net of tax                                  -              0.33
                                                                  -----------------  ----------------
Adjusted basic and diluted earnings per share                       $        0.01      $      0.24
                                                                  =================  ================

NOTE 9.  CONTINGENCIES

         On February 19, 2002, a purported class action lawsuit was filed by Riggs Partners, LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint names as defendants the Company, the Company's officers and former officers that signed the Company's periodic reports filed with the Securities and Exchange Commission and the Company's former auditors. The complaint alleges that the defendants violated
Section 10 (b) and Rule 10b-5 there under and section 20 (a) of the Securities Exchange Act of 1934 by filing or causing to be filed with the Securities and Exchange Commission periodic reports that contained inaccurate financial statements. The complaint seeks unspecified compensatory damages, reimbursement of reasonable costs and expenses, including counsel fees and expert fees, and such other relief as the court deems proper. On June 7, 2002, the plaintiffs filed a consolidated amended complaint. On July 18, 2002, the Company and is officers and former officers filed a motion to dismiss the amended complaint in its entirety. The Company's former auditors also filed a motion to dismiss the amended complaint. On October 23, 2002, the federal district court granted the Company's motion to dismiss the complaint in its entirety for failing to allege facts sufficient to state a claim. The court also granted the motion of the Company's former auditors. The Court's order requires plaintiffs to file any amended complaint by November 22, 2002. If no further claims are filed, the lawsuit will terminate. If any further claims are filed, the Company will continue to vigorously defend itself and its officers. An adverse judgment based on comparable claims, if filed, could have a material adverse effect on the Company's financial position and results of operations.

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


ACCOUNTING ADJUSTMENT

         In the fourth quarter of 2001, the Company recorded adjustments which resulted in a decline of $0.7 million in net income to properly report the annual results for the year as a result of accounting irregularities at the Company's 65% owned subsidiary, Hub Group Distribution Services ("Hub Distribution"). The Company was unable to determine in which quarters in 2001 the adjustments should have been made and the amount to be recorded in each quarter. Consequently, the results for the three months ended and nine months ended September 30, 2002 are not comparable to the results for the three months and nine months ended September 30, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

         Revenue for Hub Group, Inc. increased 10.4% to $356.7 million in 2002 from $323.0 million in 2001. Intermodal revenue increased 13.3% and truckload brokerage revenue increased 6.3% over 2001 due primarily to increased volume. Supply chain solutions logistics services revenue increased 22.7% to $27.4 million in 2002 from $22.3 million in 2001 as a result of adding new customers and increased business from existing customers. HGDS's revenue decreased 17.0% to $20.7 million in 2002 from $25.0 million in 2001. HGDS experienced a significant revenue decline primarily due to the loss of a large logistics customer.

GROSS MARGIN

         Gross margin decreased to $42.3 million in 2002 from $44.6 million in 2001. As a percent of revenue, gross margin decreased to 11.9% from 13.8% in 2001. The decrease in gross margin as a percent of revenue is due primarily to lower intermodal margins due to customer mix, price competition and higher transportation costs than in 2001.

SALARIES AND BENEFITS

         Salaries and benefits decreased 0.7% to $23.3 million in 2002 from $23.5 million in 2001. As a percentage of revenue, salaries and benefits decreased to 6.5% from 7.3% in 2001. The decrease is attributed primarily to a decrease in both headcount and incentive compensation, partially offset by increased costs for health benefits.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased 30.4% to $11.8 million in 2002 from $17.0 million in 2001. As a percentage of revenue, these expenses decreased to 3.3% in 2002 from 5.3% in 2001. This decrease is primarily attributed to a $4.7 million write-off of a receivable from a Korean steamship line customer in 2001.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization of property and equipment increased 23.5% to $2.7 million in 2002 from $2.1 million in 2001. This expense as a percentage of revenue remained constant at 0.7%. The increase in depreciation and amortization is due to the software applications placed into service throughout 2001.

AMORTIZATION OF GOODWILL

         As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Accordingly, amortization of goodwill decreased to $0.0 million in 2002 from $1.4 million in 2001.

OTHER INCOME (EXPENSE)

         Interest expense increased 4.7% to $2.5 million in 2002 from $2.4 million in 2001. The increase in interest expense is due primarily to increased interest relating to the deferred compensation plan.

         Interest income decreased 76.2% to $45,000 in 2002 from $189,000 in 2001 primarily as a result of lower customer finance charges.

MINORITY INTEREST

         As a result of the Company purchasing the minority partner's interest in August of 2002, the minority interest decreased to $0.0 million in 2002 from $0.3 million in 2001. Pursuant to the HGDS Partnership Agreement, each of the partners had a legal obligation to the partnership for any deficit balance in their respective capital accounts. Accordingly, there was a debit balance reflected in minority interest in the accompanying condensed consolidated balance sheets related to the minority partner's deficit capital account balance of approximately $2.5 million at December 31, 2001. Management believed that the balance in the minority account was collectable at December 31, 2001. Hub had a legal right to pursue the minority partner for the deficit balance in the capital account. In August of 2002, the Company entered into a settlement agreement and release with the minority partner that resulted in the relinquishment of the minority partner's 35% interest in HGDS and release of the minority partner's claims against the Company in exchange for $4.0 million in cash and release of Hub's claims against the minority partner including the $3.0 million balance in minority interest. The acquisition resulted in goodwill of approximately $7 million.

INCOME TAX PROVISION

         The income tax provision increased to $0.8 million in 2002 compared to a benefit of $0.8 million in 2001. The Company recorded income taxes using an effective rate of 41.0% in 2001 and 36.5% in 2002. The rate changed because of changes in permanent differences between book and taxable income (loss) and the impact of state net operating losses.

NET INCOME (LOSS)

         Net income increased to $1.4 million in 2002 from a net loss of $1.1 million in 2001.

EARNINGS (LOSS) PER SHARE

         Basic and diluted earnings (loss) per common share increased to $0.18 in 2002 from a loss of $0.14 in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUE

         Revenue for Hub Group, Inc. increased 0.3% to $989.6 million in 2002 from $987.0 million in 2001. Intermodal revenue decreased 0.3% from 2001. The decline is primarily attributed to a $32.8 million reduction in demand from the Company's steamship customers when comparing the first quarter of 2002 with the first quarter of 2001. As previously disclosed, these customers ceased doing business with the Company early in the second quarter of 2001. Without the decrease in revenue related to the loss of the steamship customers, intermodal revenue would have increased 4.6%. Truckload brokerage revenue increased 9.9% from 2001 primarily due to increased volume. Revenue from supply chain solutions logistics services increased 24.2% to $79.9 million in 2002 from $64.4 million in 2001 as a result of adding new customers and increased business from existing customers. Hub Group Distribution Services' revenue decreased 31.2% to $59.0 million in 2002 from $85.7 million in 2001 primarily as a result of lower demand in the installation business during the first part of the year and the loss of a large logistics customer.

GROSS MARGIN

         Gross margin decreased to $119.9 million in 2002 from $135.9 million in 2001. As a percent of revenue, gross margin decreased to 12.1% from 13.8% in 2001. The decrease in gross margin as a percent of revenue is primarily attributed to Hub Distribution experiencing lower volumes and lower margins in the installation business. Intermodal gross margin as a percentage of revenue decreased due to changes in customer mix, competitive pricing, and increased transportation costs as compared to 2001. During the three months ended March 31, 2002, the Company revised its estimate of accrued transportation costs resulting in an increase in pretax income of approximately $2.8 million.

SALARIES AND BENEFITS

         Salaries and benefits decreased 2.0% to $70.2 million in 2002 from $71.7 million in 2001. As a percentage of revenue, salaries and benefits decreased to 7.1% from 7.3% in 2001. The decrease is attributed primarily to a decrease in both headcount and incentive compensation, partially offset by increased costs for health benefits.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses decreased 15.9% to $34.9 million in 2002 from $41.5 million in 2001. As a percentage of revenue, these expenses decreased to 3.5% in 2002 from 4.2% in 2001. This decrease is primarily attributed to a $4.7 million write-off of a receivable from a Korean steamship line customer in 2001. In the first nine months of 2002, the Company incurred a $1.4 million expense for professional fees related to the investigation and restatement at HGDS.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization decreased 3.2% to $7.9 million in 2002 from $8.1 million in 2001. This expense as a percentage of revenue remained constant at 0.8%. Depreciation expense in the prior year included $1.5 million of higher depreciation expense due primarily to a reduction in estimated useful lives of various assets. This expense as a percentage of revenue increased to 0.8% in 2002 from 0.7% in 2001. The expense increased as a result of new software applications placed in service throughout 2001.

AMORTIZATION OF GOODWILL

         Amortization of goodwill decreased to $0.0 million in 2002 from $4.3 million in 2001. As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

         The $3.4 million impairment charge in 2001 was due to Hub Distribution's exit from its initiative surrounding the home delivery of large box items purchased over the internet.

OTHER INCOME (EXPENSE)

         Interest expense decreased 6.2% to $7.3 million in 2002 from $7.8 million in 2001. The decrease in interest expense is due primarily to carrying a lower average debt balance and lower interest rates this year as compared to the prior year.

         Interest income decreased 68.2% to $166,000 in 2002 from $522,000 in 2001 primarily as result of lower finance charges.

MINORITY INTEREST

         The minority interest was a $0.5 benefit in 2002 compared with a $0.7 million charge in 2001.

INCOME TAX PROVISION

         The income tax provision increased to $0.4 million in 2002 compared to a benefit of $0.5 million in 2001. The Company recorded income taxes using an effective rate of 41.0% in 2001 and 39.9% in 2002. The rate changed because of changes in permanent differences between book and taxable income (loss), the impact of state net operating losses and as a result of the Company recording the minority partner's portion of the loss for HGDS during the quarter ended June 30, 2002.

NET INCOME (LOSS)

         Net income increased to $0.1 million in 2002 from a net loss of $0.7 million in 2001.

EARNINGS (LOSS) PER SHARE

         Basic and diluted earnings (loss) per common share increased to $0.01 in 2002 from a loss of $0.09 in 2001.

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

         Cash provided by operations for the nine months ended September 30, 2002 was approximately $3.7 million which resulted primarily from net income from operations before non-cash charges of $7.9 million and a net decrease in working capital $4.3 million.

         Net cash used in investing activities for the nine months ended September 30, 2002 was $8.6 million and relates to $4.6 million of capital expenditures as well as the $4.0 million purchase of the minority interest in HGDS. The capital expenditures were primarily related to enhancing the Company's operating system and various software applications.

         The net cash provided by financing activity for the nine months ended September 30, 2002 was $5.0 million. This is comprised of $11.0 million of borrowings on the Company's line of credit and $6.0 million of scheduled payments on the Company's term debt and capital leases.

         The Company maintains a multi-bank credit facility. The facility is comprised of term debt and a revolving line of credit. As of September 30, 2002, there was $29.0 million of outstanding term debt and $30.0 million outstanding and $19.0 million unused and available under the line of credit. Borrowings under the revolving line of credit have a five-year term that began on April 30, 1999, with a floating interest rate based upon the LIBOR (London Interbank Offered Rate) or Prime Rate. The term debt has quarterly principal payments of $2,000,000 with a balloon payment of $19.0 million due on March 31, 2004.

         The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes have an eight-year average life. Interest is paid quarterly. These Notes mature on June 25, 2009, with annual principal payments of $10.0 million commencing June 25, 2005.

         On October 15, 2002, amendments to the Company's credit and note agreements were executed to modify the fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation, amortization and minority interest and the cash flow leverage ratio for all periods subsequent to December 31, 2002. In addition, the capital expenditure limitation was reduced from $15.0 million to $9.0 million for the year ended December 31, 2003. Further, effective October 15, 2002, the loans are secured by substantially all assets of the Company. The Company was in compliance with its debt covenants, as amended, as of September 30, 2002.


OUTLOOK, RISKS AND UNCERTAINTIES

         In October 2002, the Company announced an expense reduction program, which includes a reduction in force. The costs associated with this program will be recorded during the three month period ending December 31, 2002 when the program is implemented.

         Due to the lockout of West Coast dock workers during the first part of October, a shortened time frame for moving imported merchandise into place will occur during the fourth quarter 2002. The Company believes that any diversion from land based intermodal transportation or future labor disputes or residual impact from the lockout could have a negative impact on volume and could have a material adverse affect on the Company's results of operations.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk related to changes in interest rates which may adversely affect its results of operations and financial condition. The majority of the Company's debt is at a fixed interest rate.

         The Company had an interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt that expired on September 30, 2002.


  CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II. OTHER  INFORMATION

Item 1.           Legal Proceedings.

                  On February 19, 2002, a purported class action lawsuit was filed by Riggs Partners, LLC in the United States District Court for the Northern District of Illinois, Eastern Division. The complaint names as defendants the Company, the Company's officers and former officers that signed the Company's periodic reports filed with the Securities and Exchange Commission and the Company's former auditors. The complaint alleges that the defendants violated Section 10 (b) and Rule 10b-5 there under and section 20 (a) of the Securities Exchange Act of 1934 by filing or causing to be filed with the Securities and Exchange Commission periodic reports that contained inaccurate financial statements. The complaint seeks unspecified compensatory damages, reimbursement of reasonable costs and expenses, including counsel fees and expert fees, and such other relief as the court deems proper. On June 7, 2002, the plaintiffs filed a consolidated amended complaint. On July 18, 2002, the Company and is officers and former officers filed a motion to dismiss the amended complaint in its entirety. The Company's former auditors also filed a motion to dismiss the amended complaint. On October 23, 2002, the federal district court granted the Company's motion to dismiss the complaint in its entirety for failing to allege facts sufficient to state a claim. The court also granted the motion of the Company's former auditors. The Court's order requires plaintiffs to file any amended complaint by November 22, 2002. If no further claims are filed, the law suit will terminate. If any further claims are filed, the Company will continue to vigorously defend itself and its officers. An adverse judgment based on comparable claims, if filed, could have a material adverse effect on the Company's financial position and results of operations.


Item 6.           Exhibits.

                  A list of exhibits included as part of this Report is set forth in the Exhibit Index appearing elsewhere herein by this reference.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUB GROUP, INC.


DATE:  November 5, 2002                      /S/ THOMAS M. WHITE
                                             -------------------
                                             Thomas M. White
                                             Senior Vice President-Finance and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                                   CERTIFICATE


I, David P. Yeager, certify that:

1)       I have reviewed this quarterly report on Form 10-Q of Hub Group, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 5, 2002

                                        /S/ DAVID P. YEAGER
                                        -----------------------------------
                                        Name:    David P. Yeager
                                        Title:  Chief Executive Officer

                                   CERTIFICATE


I, Thomas M. White, certify that:

1)       I have reviewed this quarterly report on Form 10-Q of Hub Group, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 5, 2002


                                        /S/ THOMAS M. WHITE
                                        --------------------------------------
                                        Name:    Thomas M. White
                                        Title:  Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.

10.24 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated
         October 15, 2002.

10.25 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers dated October 15, 2002.

10.26 Security Agreement among the Registrant, Hub City Terminals, Inc., Harris Trust and Savings Bank and various Note Holders dated October 15, 2002.

99.2     Section 906 Certification.