Form 10-K
period 2002-12-31
HUB GROUP INC
filed 2003-03-13
CIK 940942

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2002
                                       OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           Commission File No. 0-27754
                               ------------------
                                 HUB GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              36-4007085
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation of organization)              Identification No.)

                        3050 HIGHLAND PARKWAY, SUITE 100
                          DOWNERS GROVE, ILLINOIS 60515
              (Address and zip code of principal executive offices)
                                 (630) 271-3600
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes        No   X
    -----     ------

The aggregate market value of the Registrant's voting stock held by non-affiliates on June 28, 2002, based upon the last reported sale price on that date on the NASDAQ National Market of $9.25 per share, was $58,033,761.

On March 12, 2003, the Registrant had 7,046,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2003, (the "Proxy Statement") is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.   BUSINESS

GENERAL

     Hub Group, Inc. ("Hub Group" or the "Company") is a Delaware corporation that was incorporated on March 8, 1995. Since its founding as an intermodal marketing company ("IMC") in 1971, Hub Group has grown to become the largest IMC in the United States and a full service transportation provider, offering intermodal, truck brokerage and comprehensive logistics services.

     The Company operates through an extensive nationwide network of 22 offices or "Hubs" and Hub Group Distribution Services ("HGDS" or "Hub Distribution"). Each Hub is strategically located in a market that has a significant concentration of shipping customers and one or more railheads. Each Hub functions essentially as a stand-alone business managed locally by an executive with significant transportation experience. Local management is responsible for operations, customer service and regional marketing. Corporate management is responsible for group strategic planning and administration, financial services, relationships with the railroads and management information systems support. Hub Distribution, which performs certain specialized logistics services, is responsible for its own operations, customer service, marketing and management information systems support. Hub Group also maintains a National Accounts sales force to provide centralized marketing of the Company's services to large and geographically diversified shippers.

     Through a series of acquisitions, including the purchase of the remaining 35% partnership interest in Hub Distribution on August 14, 2002 for $4 million, Hub Group now wholly-owns Hub Distribution and each of its other operating subsidiaries. Unless the context otherwise requires, references to Hub Group or the Company include the Hubs, Hub Distribution and their respective subsidiaries.

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

     The Company uses its Hub network, connected through its proprietary Network Management System, to access containers and trailers owned by leasing companies, railroads and steamship lines. Because each Hub not only handles its own outbound shipments but also handles inbound shipments from other Hubs, each Hub is able to track trailers and containers entering its service area and reuse that equipment to fulfill its customers' outbound shipping requirements. This effectively allows the Company to "capture" containers and trailers and keep them within the Hub network without having to make a capital investment in transportation equipment. The Company also has exclusive use of the containers in its Premier Service Network.

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

     The Company's brokerage operation also provides customers with specialized programs. Through the Dedicated Trucking program, certain carriers have informally agreed to move freight for Hub's customers on a continuous basis. This arrangement allows the Company to effectively meet its customer's needs without owning the equipment. Through the Core Carrier-Plus One program, the Company assumes the responsibility for over-the-road truckload shipments that the customer's core carriers cannot handle. This service supplements the customer's core carrier program and helps ensure the timely delivery of the customer's freight.

     LOGISTICS The Company has expanded its service capabilities as customers increasingly outsource their transportation needs. The Company has established a Supply Chain Solutions group with logistics expertise at its headquarters in Downers Grove. In addition, many of the Hubs have hired experienced logistics personnel exclusively dedicated to selling and servicing Hub Group's logistics service offering. The Supply Chain Solutions group acts as a central resource for the Hubs who then perform the actual logistics services.

     The Company currently offers various logistics services, including comprehensive transportation management, arranging for delivery to multiple locations at the shipment's destination, third party warehousing, less-than-truckload consolidation and other customized logistics services. When providing complete transportation services, the Company essentially replaces the customer's transportation department. Once the Company is hired as a single source logistics provider, it negotiates with intermodal, railcar, truckload and less-than-truckload carriers to move the customer's product through the supply chain and then dispatches the move for the customer.

     DISTRIBUTION SERVICES Hub Distribution offers non-traditional logistics services such as installation of point of sale merchandise displays and delivery of sample pharmaceuticals to sales representatives.

HUB NETWORK

     Over the past 32 years, Hub Group has grown from a single office with two employees into a network of 22 Hubs and Hub Distribution. Hub Group also has several satellite sales offices. In developing this network, the Company has carefully selected each location to ensure coverage in areas with significant concentrations of shipping customers and one or more railheads. Hub Group currently has Hubs in the following cities:

    Atlanta          Houston             New York City          San Francisco
    Baltimore        Indianapolis        Pittsburgh             Seattle
    Boston           Kansas City         Portland               Toledo
    Chicago          Los Angeles         Rochester              Toronto
    Cleveland        Memphis             St. Louis
    Detroit          Milwaukee           Salt Lake City


The entire Hub network is interactively connected through the Company's proprietary Network Management System. This enables Hub Group to move freight into and out of every major city in the United States and most locations in Canada and Mexico.

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

     In 1985, the Company established the National Accounts group to service the needs of the nation's largest shippers. The Company recognized that although most large shippers originate freight from multiple locations throughout the country, their logistics function is usually centralized. The Company essentially mirrored this structure by servicing national accounts from a central location and parceling out the servicing of individual freight shipments to the appropriate Hub. There are currently 14 National Accounts sales representatives who report either directly or indirectly to the Company's Executive Vice President of Marketing. The National Accounts sales representatives regularly call on the nation's largest shippers to develop business relationships and to expand the Company's participation in servicing their transportation needs. When a business opportunity is identified by a National Accounts sales representative, the Company's market development and pricing personnel and the local Hubs work together to provide a transportation solution tailored to the customer's needs. Local Hubs provide transportation services to National Accounts customers. After the plan is implemented, National Accounts' personnel maintain regular contact with the shipper to ensure customer satisfaction, to refine the process as necessary and attempt to sell additional services to the customer.

     In October 2002, the Company established a joint marketing relationship with TMM Logistics, a wholly owned subsidiary of Grupo TMM. The agreement calls for TMM Logistics to provide all sales support and operational execution within Mexico and Hub Group to furnish the same capabilities in Canada and the United States. A newly formed division of Hub Group, called Hub Mexico, provides joint marketing, door-to-door oversight, coordination and pricing support.

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

     To help manage its logistics business, the Company uses specialized software that includes planning and execution solutions. This sophisticated transportation management software enables Hub Group to offer supply chain planning tools and logistics managing, modeling, optimizing and monitoring tools for its customers. This software may be used by the Company when offering logistics management services to customers that ship via multiple modes, including intermodal, truckload, and less-than-truckload, allowing the Company to optimize mode and carrier selection and routing for its customers. This software is integrated with Hub Group's Network Management System and Hub Group's accounting system.

     The Company's website, www.hubgroup.com, is designed to allow Hub Group's customers and vendors to easily do business with Hub Group online. Through

Vendor Interface, the Company tenders loads to its drayage partners using the Internet rather than phones or faxes. Vendor Interface also captures event status information, allows vendors to view outstanding paperwork requirements and helps facilitate paperless invoicing for payment. Hub Group currently tenders 98% of its drayage loads using Vendor Interface or EDI. Customer Advantage allows customers to receive immediate pricing, place orders, track shipments and review historical shipping data through a variety of reports over the Internet. Current Internet applications are integrated with the Network Management System.

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

     These contracts govern the transportation services and payment terms pursuant to which the Company's intermodal shipments are handled by the railroads. The contracts have staggered renewal terms with the earliest expiration occurring during 2003. While there can be no assurances that these contracts will be renewed, the Company has in the past successfully negotiated extensions of these contracts. Transportation rates are market driven and are typically negotiated between the Company and the railroads or fourth-party service providers on a customer specific basis. Consistent with industry practice, many of the rates negotiated by the Company are special commodity quotations ("SCQs"), which provide discounts from published price lists based on competitive market factors and are designed by the railroads or fourth-party service providers to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC. SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually six to 12 months.

     The Company also manages a fleet of containers under its Premier Service Network. This program began with the Burlington Northern and Santa Fe Railway Company ("BNSF") in May 1998 and in 1999 expanded to include the Norfolk Southern Corporation ("NS"). Under agreements with both the BNSF and NS, the Company manages, as of March 1, 2003, approximately 4,900 containers owned by the BNSF and 1,300 containers owned by the NS. These containers are for Hub Group's dedicated use on the BNSF and NS rail systems. The BNSF containers and the NS containers are fully interchangeable across both the BNSF and NS rail networks.

RELATIONSHIP WITH DRAYAGE COMPANIES

     The Company has a "Quality Drayage Program," which consists of agreements and rules that govern the framework pursuant to which certain drayage companies perform services for the Company. Participants in the program commit to provide high quality service along with clean and safe equipment, maintain a defined on-time performance level and follow specified procedures designed to minimize freight loss and damage. The local Hubs negotiate drayage rates for transportation between specific origin and destination points. These rates generally are valid, with minor exceptions for fuel surcharge increases, for a period of one year.

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

RISK MANAGEMENT AND INSURANCE

     The Company requires all drayage companies participating in the Quality Drayage Program to carry at least $1.0 million in general liability insurance, $1.0 million in truckman's auto liability insurance and to obtain, either on their own or through the Company's insurance, $1.0 million in cargo insurance. Railroads, which are self-insured, provide limited cargo protection, generally up to $250,000 per shipment. To cover freight loss or damage when a carrier's liability cannot be established or a carrier's insurance is insufficient to cover the claim, the Company carries its own cargo insurance with a limit of $1.0 million per container or trailer and a limit of $20.0 million aggregate. The Company also carries general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate with a companion $25.0 million umbrella policy on this general liability insurance.

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

GENERAL

     EMPLOYEES: As of February 28, 2003, the Company had approximately 1,405 employees. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

     OTHER: No material portion of the Company's operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. None of the Company's trademarks are believed to be material to the Company. The Company's business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

ITEM 2.       PROPERTIES

     The Company directly, or indirectly through its subsidiaries, operates 38 offices throughout the United States and in Canada, including the Company's headquarters in Downers Grove, Illinois and its Company-owned drayage operations. The office building used by the Hub located in Toledo is owned, and the remainder are leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of the Company's leases expire in the near term, the Company does not believe that it will have difficulty in renewing them or in finding alternative office space. The Company believes that its offices are adequate for the purposes for which they are currently used.

ITEM 3.       LEGAL PROCEEDINGS

     On February 19, 2002, a purported class action lawsuit was filed by Riggs Partners, LLC in the United States District Court for the Northern District of Illinois, Eastern Division. On October 23, 2002, the federal district court granted the Company's motion to dismiss the complaint in its entirety for failing to allege facts sufficient to state a claim. The court also granted the motion of the Company's former auditors. The Court's order required plaintiffs to file any amended complaint by November 22, 2002. The plaintiffs did not file an amended complaint by this date and agreed that they would not appeal the court's order of October 23, 2002 dismissing the lawsuit. The suit is therefore terminated.

     In addition, the Company is a party to litigation incident to its business, including claims for freight lost or damaged in transit, improperly shipped or improperly warehoused. Some of the lawsuits to which the Company is party are covered by insurance and are being defended by the Company's insurance carriers. Some of the lawsuits are not covered by insurance and are being defended by the Company. Management does not believe that the outcome of this litigation will have a materially adverse effect on the Company's financial position or results of operations. See Item 1 Business - Risk Management and Insurance.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

     In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of March 12, 2003 with respect to each person who is an executive officer of the Company.


          NAME               AGE                    POSITION
-------------------------    ---     -------------------------------------------
   Phillip C. Yeager          75     Chairman of the Board of Directors
   David P. Yeager            49     Vice Chairman of the Board of Directors and
                                     Chief Executive Officer
   Thomas L. Hardin           57     President, Chief Operating Officer and
                                     Director
   Mark A. Yeager             38     President- Field Operations
   Thomas M. White            45     Senior Vice President, Chief Financial
                                     Officer and
                                     Treasurer
   Richard M. Rogan           63     Executive Vice President-Marketing
   Dennis R. Polsen           49     Vice President and Chief Information
                                     Officer
   David C. Zeilstra          33     Vice President, Secretary and General
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

     Thomas M. White has been the Company's Senior Vice President, Chief Financial Officer and Treasurer since June 2002. Prior to joining the Company, Mr. White was a Managing Partner-Business Process Outsourcing at Arthur Andersen, LLP. Mr. White worked for Arthur Andersen, LLP for 23 years, holding various positions including Managing Partner of the Kansas City, Missouri office and Omaha, Nebraska office. Mr. White received a Masters in Science and Industrial Administration from Purdue University in 1985 and a Bachelor of Business Administration from Western Michigan University in 1979. Mr. White is a CPA and a member of the American Institute of Certified Public Accountants.

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

DIRECTORS OF THE REGISTRANT

     In addition to Phillip C. Yeager, David P. Yeager and Thomas L. Hardin, the following three individuals are also on the Company's Board of Directors: Gary
D. Eppen - currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at the Graduate School of Business at the University of Chicago; Charles R. Reaves- Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company and Martin P. Slark - President, Chief Operating Officer and Director of Molex, Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

         The Class A common stock of the Company ("Class A Common Stock") trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "HUBG." Set forth below are the high and low closing prices for shares of the Class A Common Stock of the Company for each full quarterly period in 2001 and 2002.

                                 2001                          2002
                           -----------------             -----------------
                           HIGH        LOW               HIGH        LOW
                           ------      -----             ------      -----
     First Quarter         $11.88      $8.00             $11.28      $7.55

     Second Quarter        $14.20      $8.00             $11.20      $9.01

     Third Quarter         $15.14      $10.60            $9.70       $4.18

     Fourth Quarter        $11.19      $8.75             $8.19       $4.75


     On March 5, 2003, there were approximately 98 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 1,520 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On March 5, 2003, there were 11 holders of record of the Company's Class B common stock (the "Class B Common Stock" together with the Class A Common Stock, the "Common Stock").

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

ITEM 6.        SELECTED FINANCIAL DATA

                                                   SELECTED FINANCIAL DATA
                                            (in thousands except per share data)

                                                                               YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                           2002 (1)        2001           2000          1999         1998
                                                         ---------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenue                                                  $1,335,660    $1,319,331    $ 1,382,880   $ 1,295,502   $ 1,145,906
Gross margin                                                162,812       178,963        167,767       159,863       138,334
Operating income                                             11,141        10,548         13,495        26,453        26,406
Income before minority interest and taxes                     2,015           902          2,878        19,928        25,324
Income before income taxes                                    2,539           751          4,547        15,941        15,205
Net income                                                    1,498           443          2,683         9,405         8,908
Basic earnings per common share                          $      .19    $      .06    $      0.35   $      1.22   $      1.16
Diluted earnings per common share                        $      .19    $      .06    $      0.35   $      1.21   $      1.15


                                                                                  AS OF DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                             2002          2001           2000          1999         1998
                                                         ---------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital (deficiency)                             $   (7,109)   $   (5,380)   $    (5,902)  $    20,202   $    20,313
Total assets                                                399,262       416,024        469,373       441,421       304,791
Long-term debt, excluding current portion                    94,027        96,059        109,089       131,414        29,589
Stockholders' equity                                        134,340       132,453        132,397       129,683       119,673


(1) As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets ("Statement 142")". Under Statement 142, goodwill is no longer amortized. Amortization expense for the years ended December 31, 2001, 2000, 1999 and 1998 was $5,741,000, $5,741,000, $5,069,000 and $2,912,000, respectively. The per share effect of amortization expense related to goodwill, net of tax was $0.44, $0.44, $0.39 and $0.22 for the years ended December 31, 2001, 2000, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002, COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUE

     Revenue for the Company increased 1.2% to $1,335.7 million in 2002 from $1,319.3 million in 2001. The Company estimates that the West Coast port lockout negatively impacted revenue by between $7.0 and $9.0 million during the fourth quarter of 2002. Intermodal revenue increased 1.1% and truckload brokerage revenue increased 8.3% over 2001 primarily due to increased volume. The increase in intermodal revenue is partially offset by a $32.8 million reduction in demand from the Company's steamship customers when comparing the first quarter of 2002 with the first quarter of 2001. These customers ceased doing business with the Company early in the second quarter of 2001. Supply chain solutions logistics services revenue increased 21.1% to $109.2 million in 2002 from $90.2 million in 2001 as a result of adding new customers and increased business from existing customers. HGDS revenue decreased 27.1% to $80.9 million in 2002 from $110.9 million in 2001. HGDS experienced a significant revenue decline due to the loss of a large logistics customer as well as a temporary decrease in their installation business from a large customer during the first and second quarter of 2002.

GROSS MARGIN

     Gross margin decreased to $162.8 million in 2002 from $179.0 million in 2001. As a percent of revenue, gross margin decreased to 12.2% from 13.6% in 2001. Intermodal gross margin, as a percentage of revenue, decreased due to changes in customer mix, competitive pricing, and increased transportation costs as compared to 2001. In addition, the Company revised its estimates of accrued transportation costs resulting in an increase in gross margin for the year ended December 31, 2002 of $1.6 million.

SALARIES AND BENEFITS

     Salaries and benefits decreased 1.6% to $93.5 million in 2002 from $95.0 million in 2001. As a percentage of revenue, salaries and benefits decreased to 7.0% from 7.2% in 2001. Salaries and benefits include a severance charge of $0.5 million in 2002 related to the termination of employees during the fourth quarter. The decrease as a percentage of revenue is due to a decrease in headcount and the increase in revenue.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses decreased 12.7% to $46.8 million in 2002 from $53.6 million in 2001. As a percentage of revenue, these expenses decreased to 3.5% in 2002 from 4.1% in 2001. The decrease as a percentage of revenue is primarily attributed to a $4.7 million write-off in 2001 associated with the bankruptcy and forced liquidation of a Korean steamship line customer and a decrease in costs associated with the outsourcing of our data center. During 2002, the Company incurred $1.4 million of expenses for professional fees related to the investigation and restatement of HGDS's results of operations for the years ended December 31, 2000 and 1999. During the fourth quarter of 2002, the Company recorded a charge of $0.5 million related to a liability for the remaining lease obligation associated with a closed facility.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

     Depreciation and amortization increased 6.5% to $11.4 million in 2002 from $10.7 million in 2001. This expense as a percentage of revenue increased to 0.9% from 0.8% in 2001. The increase in depreciation expense in 2002 is due primarily to new software applications placed in service throughout 2002 and accelerated depreciation and amortization of leasehold improvements related to office relocations.

AMORTIZATION OF GOODWILL

     As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is no longer amortized and is tested annually for impairment. Amortization of goodwill was $5.7 million in 2001.

 IMPAIRMENT OF PROPERTY AND EQUIPMENT

     There was no impairment charge in 2002. The $3.4 million impairment charge in 2001 was due to HGDS's exit from its initiative surrounding the home delivery of large box items purchased over the internet.

OTHER INCOME (EXPENSE)

     Interest expense decreased 8.6% to $9.5 million in 2002 from $10.3 million in 2001. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year and lower interest rates.

     Interest income decreased to $0.2 million in 2002 from $0.7 million in 2000 primarily as a result of lower customer finance charges.

MINORITY INTEREST

     Minority interest was a $0.5 million benefit in 2002 compared with a $0.2 million charge in 2001. Minority interest represented the 35% interest in HGDS prior to the Company's purchase of this interest in August 2002. See Note 4 to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES

     The provision for income taxes increased to $1.0 million in 2002 compared to $0.3 million in 2001. The Company provided for income taxes using an effective rate of 41.0% in 2002 and 2001.

NET INCOME

     Net income increased to $1.5 million in 2002 from $0.4 million in 2001.

EARNINGS PER COMMON SHARE

     Basic and diluted earnings per common share increased to $0.19 in 2002 from $0.06 in 2001.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUE

     Revenue for the Company decreased 4.6% to $1,319.3 million in 2001 from $1,382.9 million in 2000. Overall, management believes that a soft economy has negatively impacted the current year growth. Intermodal revenue decreased 9.9% from 2000. The decline in intermodal revenue was primarily due to a $71.8 million reduction in demand for intermodal service from the Company's steamship customers. Two large steamship customers ceased doing business with the Company in the second quarter of 2001. While one steamship customer has terminated operations worldwide, the other has changed its method of business. Truckload brokerage revenue increased 2.7% from 2000. Logistics revenue, which includes revenue from the Company's supply chain solutions services and revenue from HGDS, increased 17.8% compared to 2000. This increase was primarily due to significant growth from the Company's supply chain solutions business.

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

MINORITY INTEREST

     Minority interest decreased to a charge of $0.2 million in 2001 compared to a benefit of $1.7 million in 2000. Minority interest represents the 35% minority interest in Hub Distribution.

PROVISION FOR INCOME TAXES

     The provision for income taxes decreased 83.5% to $0.3 million in 2001 compared to $1.9 million in 2000. The Company provided for income taxes using an effective rate of 41.0% in both years.

NET INCOME

     Net income decreased to $0.4 million in 2001 from $2.7 million in 2000.


EARNINGS PER COMMON SHARE

     Basic and diluted earnings per common share decreased to $0.06 in 2001 from $0.35 in 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

     Cash provided by operating activities for the year ended December 31, 2002, was approximately $12.6 million, which resulted primarily from net income from operations, non-cash charges of $16.9 million and a net decrease in working capital of $5.8 million. The decrease in working capital was primarily related to reduced accounts payable and accrued expenses offset by a reduction in accounts receivable due to improved collection efforts.

     Net cash used in investing activities for the year ended December 31, 2002, was $10.5 million and related to the purchase of the minority interest in HGDS and capital expenditures. The capital expenditures were principally made to enhance the Company's information system capabilities.

     The net cash used in financing activities for the year ended December 31, 2002, was $2.0 million. This was primarily comprised of $6.0 million of borrowings on the Company's line of credit and $8.0 million of scheduled payments on the Company's term debt and capital leases.

          The Company maintains a multi-bank credit facility (the "Credit Facility"). The Credit Facility is comprised of term debt and a revolving line of credit. The revolving line of credit has a term that expires on June 24, 2005 and bears interest at a maximum of LIBOR plus 3.0% or Prime plus 1.5%. Borrowings and weighted average interest rates on the revolving line of credit were $25.0 million and 4.18% and $19.0 million and 4.46% at December 31, 2002 and 2001, respectively. There was $24.3 million and $31.0 million unused and available under the revolving line of credit at December 31, 2002 and 2001, respectively. The term debt has quarterly payments ranging from $1.2 million to $2.0 million with a balloon payment of $9.0 million due on June 24, 2005. Interest on the term debt is a maximum of LIBOR plus 3.25% or Prime plus 1.75%. Borrowings and weighted average interest rates on the term debt were $27.0 million and 4.40% and $35.0 million and 4.66% at December 31, 2002 and 2001, respectively.

         The Credit Facility was amended three times during 2002. On March 27, 2002, the Credit Facility was amended to waive any historical covenant violations that resulted from the restatement of the Company's financial statements from 1999 and 2000 and the adjustment made to the Company's financial statements in the fourth quarter of 2001. The amendment also revised the minimum borrowing rate from January 1, 2002 through September 30, 2002. On August 14, 2002, the Credit Facility was amended to waive the Company's non-compliance as of June 30, 2002 with certain covenants relating to the fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and minority interest and cash flow leverage ratio. The amendment modified certain financial covenants for the quarters ending September 30, 2002 and December 31, 2002. On October 15, 2002, the Credit Facility was amended to modify the fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation, amortization and minority interest and the cash flow leverage ratio for all periods subsequent to December 31, 2002. In addition, the capital expenditure limitation was reduced to $9.0 million for the year ended December 31, 2003. The amendment also provided that loans under the Credit Facility are secured by substantially all assets of the Company. The Credit Facility, as amended, provides for certain financial covenants including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation, amortization, minority interest and certain other charges (EBITDAM) and a cash flow leverage ratio. The Company was in compliance with its debt covenants as of December 31, 2002. Subsequent to December 31, 2002, the Company extended the expiration date of the Credit Facility to June 24, 2005, modified the definition of EBITDAM and set covenants through the end of the extended term. The modified covenants are consistent with the covenants of the private placement debt for the same time period.

     The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes have an eight-year average life and bear interest at 9.14% which is paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005. The Notes were amended three times during 2002. The amendments were made currently with the changes to the Credit Facility discussed above and the revisions were similar to the amendments made to the Credit Facility. The Notes, as amended through October 15, 2002, provide for certain financial covenants including a fixed charge coverage ratio and a cash flow leverage ratio. The loans are secured by substantially all assets of the Company. The Company was in compliance with the covenants as of December 31, 2002.

     As of December 31, 2002, the Company has standby letters of credit totaling $725,000 that expire from 2003 to 2012. At December 31, 2001, the Company had standby letters of credit totaling $925,000.

CONTRACTUAL OBLIGATIONS

     The Company has ongoing commitments under various contractual and commercial obligations at December 31, 2002, as follows (in millions):

                                                       PAYMENTS DUE BY YEAR
                    --------------------------------------------------------------------------------------
                        TOTAL       2003        2004         2005         2006         2007    THEREAFTER
                    ------------ ---------- ------------ ------------ ------------ ----------- -----------
Long-term debt         $  102.1     $  8.1      $   8.0      $  46.0      $  10.0     $  10.0     $  20.0
Operating leases           39.3       12.0          7.6          4.6          3.2         2.8         9.1
                    ------------ ---------- ------------ ------------ ------------ ----------- -----------
                    ------------ ---------- ------------ ------------ ------------ ----------- -----------
Total                  $  141.4    $  20.1     $   15.6      $  50.6      $  13.2     $  12.8     $  29.1
                    ============ ========== ============ ============ ============ =========== ===========


CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are discussed in the notes to the consolidated financial statements. The application of certain of these policies and the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments or rely on an estimation process that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Company bases it estimates on historical experience, current events and other assumptions that it believes are reasonable. Significant estimates include the allowance for doubtful accounts, cost of purchased transportation and services and reserves for pricing and billing adjustments. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company's results of operations for the period in which the actual amounts became known. The accounting policies that can have a significant impact upon the results of operations, financial position and footnote disclosures of the Company are as follows:

ALLOWANCE FOR UNCOLLECTIBLE TRADE ACCOUNTS: In the normal course of business, the Company extends credit to customers after a review of each customer's credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of the current economic conditions. Actual collections of accounts receivable could differ from management's estimates due to changes in future economic, industry or customer financial condition.

VALUATION OF LONG-LIVED ASSETS: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets many not be recoverable. An estimate of undiscounted cash flows produced by the asset or appropriate group of assets is compared to the carrying value to determine whether impairment exists. The estimate of future cash flows involves considerable management judgment and is based upon assumptions about anticipated future operating performance. The actual cash flow could differ from management's estimates due to changes in business conditions, operating performance and economic conditions.

VALUATION OF GOODWILL: As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. In accordance with Statement 142, the Company reviews goodwill for impairment on an annual basis or whenever events of changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company utilizes a third-party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. The valuations are based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used by the Company in the above valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. As previously mentioned, actual cash flows from operations could differ from management's estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, the Company may be required to record impairment charges in the future.

DEFERRED INCOME TAXES: Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. An assessment is made as to the likelihood that deferred tax assets will be recoverable. As part of this assessment, management has considered tax-planning strategies that it believes to be prudent and feasible to allow for the realization of deferred tax assets. In the event the probability of realizing the deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

OUTLOOK, RISKS AND UNCERTAINTIES

     Except for historical data, the information contained in this Annual Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to, those contained in this "Outlook, Risks and Uncertainties" section regarding expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The Company assumes no liability to update any such forward-looking statements. In addition to those mentioned elsewhere in this section, such risks and uncertainties include the impact of competitive pressures in the marketplace, including the entry of new, web-based competitors and direct marketing efforts by the railroads, the degree and rate of market growth in the intermodal, brokerage and logistics markets served by the Company, changes in rail and truck capacity, further consolidation of rail carriers, deterioration in relationships with existing rail carriers, rail service conditions, changes in governmental regulation, adverse weather conditions, fuel shortages, changes in the cost of services from rail, drayage and other vendors, the threat of war or the commencement of a war in the Middle East and fluctuations in interest rates.

BUSINESS COMBINATIONS/DIVESTITURES

     Management believes that future acquisitions or dispositions made by the Company could significantly impact financial results. Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and the Company's debt level. Financial results may be impacted by additional factors as discussed below.

REVENUE

     Management believes that the performance of the railroads and a more severe or prolonged slow-down of the economy are the most significant factors that could negatively influence the Company's revenue growth rate. Should there be further consolidation in the rail industry causing a service disruption, the Company believes its intermodal growth rate would likely be negatively impacted. Should there be another significant service disruption similar to the lock out of West Coast dock workers, the Company expects there may be some customers who would switch from using the Company's intermodal service to other carriers' over-the-road service. The Company expects these customers may choose to continue to utilize these carriers even when intermodal service levels are restored. Other factors that could negatively influence the Company's growth rate include, but are not limited to, the elimination of fuel surcharges, the entry of new web-based competitors, inadequate drayage service and inadequate equipment supply.

GROSS MARGIN

     Management expects fluctuations in the gross margin percentage from quarter-to-quarter caused by various factors including, but not limited to, changes in business mix, intermodal margins, highway brokerage margins, logistics business margins, trailer and container capacity, vendor pricing, fuel costs, intermodal industry growth, intermodal industry service levels, competition and accounting estimates. Unlike the Company's other service offerings, the Company's distribution services are comprised of certain higher margin projects. There can be no assurance these higher margin projects will continue in the future.

SALARIES AND BENEFITS

     It is anticipated that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between revenue increases and changes in levels of staffing. Should the Company eliminate more positions due to automation resulting from systems enhancements or centralizing functions, this expense, as a percent of revenue, is likely to be reduced. Factors that could affect the percentage from staying in the recent historical range include, but are not limited to, revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, such as the Company's expedited services initiative, changes in customer requirements and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

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

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

     Management estimates that depreciation and amortization of property and equipment will increase in the future. The most significant factor that could cause an increase in depreciation and amortization expense is increased software amortization related to improvements in the Company's information systems. Additional factors that could cause an increase in depreciation expense include, but are not limited to, if the Company decided to purchase rather than lease a greater proportion of assets or accelerating depreciation due to changes in useful lives of existing assets.

AMORTIZATION OF GOODWILL

     With the adoption of Statement 142 effective January 1, 2002, the Company's goodwill is no longer being amortized but is subject to periodic impairment reviews.

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

     The Company estimates that its capital expenditures will not exceed $9.0 million in 2003.


ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates on its bank line of credit and term notes which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risk from interest rate volatility through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading purposes.

     The Company has both fixed and variable rate debt as described in Note 8 to the Consolidated Financial Statements. The Company had an interest rate swap designated as a hedge on a portion of the Company's variable rate debt that matured September 30, 2002. The purpose of the swap was to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. As of December 31, 2002, the Company did not have any interest rate swap agreements outstanding. A ten percent increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2002.

     The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

    Report of Independent Auditors                                           20

    Predecessor Auditor Opinion                                              21

    Consolidated Balance Sheets - December 31, 2002 and December 31, 2001    22

    Consolidated Statements of Operations - Years ended December 31, 2002,
       December 31, 2001 and December 31, 2000                               23

    Consolidated Statements of Stockholders; Equity - Years ended December
       31, 2002, December 31, 2001 and December 31, 2000                     24

    Consolidated Statements of Cash Flows - Years ended December 31, 2002,
       December 31, 2001 and December 31, 2000                               25

    Notes to Consolidated Financial Statements                               26

    Schedule II - Valuation and Qualifying Accounts                          S-1

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Hub Group, Inc.:

         We have audited the consolidated balance sheet of Hub Group, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a) for the year ended December 31, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hub Group, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated March 27, 2002 and included an explanatory paragraph which disclosed that the selected quarterly financial data included in
Note 19 contained information that they did not audit and were unable to review in accordance with standards established by the American Institute of Certified Public Accountants because the Company did not restate its results on a quarterly basis.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 1 to the consolidated financial statements, effective on January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards (Statement) 142, "Goodwill and Other Intangible Assets".

         As discussed, the consolidated financial statements of Hub Group, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense, including any related tax effects, recognized in those periods related to goodwill as a result of initially applying Statement 142, to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in
Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

                                         ERNST & YOUNG LLP


Chicago, Illinois
February 19, 2003

PREDECESSOR AUDITOR (ARTHUR ANDERSEN LLP) OPINION

         NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN") IN CONNECTION WITH HUB GROUP, INC.'S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE " TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

To the Board of Directors and Stockholders of Hub Group, Inc.:

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


                                           ARTHUR ANDERSEN LLP

Chicago, Illinois
March 27, 2002

                                                  HUB GROUP, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            -----------------------------------
                                                                                         DECEMBER 31,
                                                                            -----------------------------------
                                                                                   2002              2001
                                                                            ----------------  -----------------
ASSETS
   CURRENT ASSETS:
    Cash and cash equivalents                                                $        -         $        -
    Accounts receivable
       Trade, net                                                                 126,736            137,463
       Other                                                                       13,715             12,302
    Deferred taxes                                                                  3,221             11,147
    Prepaid expenses and other current assets                                       4,732              3,840
                                                                            ----------------  -----------------
        TOTAL CURRENT ASSETS                                                      148,404            164,752

    PROPERTY AND EQUIPMENT, net                                                    34,209             39,098
    GOODWILL, net                                                                 215,175            208,166
    OTHER ASSETS                                                                    1,474              1,507
    MINORITY INTEREST                                                                 -                2,501
                                                                            ----------------  -----------------
         TOTAL ASSETS                                                        $    399,262       $    416,024
                                                                            ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable
       Trade                                                                 $    124,980       $   135,588
       Other                                                                        3,226             1,275
     Accrued expenses
       Payroll                                                                     10,275            11,195
       Other                                                                        8,971            14,020
     Current portion of long-term debt                                              8,061             8,054
                                                                            ----------------  -----------------
         TOTAL CURRENT LIABILITIES                                                155,513           170,132

   LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                       94,027            96,059
   DEFERRED TAXES                                                                  15,382            17,380
   CONTINGENCIES AND COMMITMENTS
   STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
      issued or outstanding in 2002 and 2001                                          -                 -
   Common stock, Class A:  $.01 par value; 12,337,700 shares authorized;
      7,046,250 shares issued and outstanding in 2002 and 2001                         70                70
    Class B:  $.01 par value; 662,300 shares authorized; 662,296 shares
    issued and outstanding in 2002 and 2001                                             7                 7
   Additional paid-in capital                                                     110,819           110,819
   Purchase price in excess of predecessor basis, net of tax benefit of
    $10,306                                                                       (15,458)          (15,458)
   Retained earnings                                                               38,902            37,404
   Accumulated other comprehensive loss                                               -                (389)
                                                                             ---------------  -----------------
    TOTAL STOCKHOLDERS' EQUITY                                                    134,340           132,453
                                                                             ---------------  -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $   399,262       $   416,024
                                                                             ===============  =================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                    HUB GROUP, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                        2002             2001            2000
                                                                 ---------------  ----------------  --------------


Revenue                                                             $ 1,335,660     $  1,319,331      $ 1,382,880

Transportation costs                                                  1,172,848        1,140,368        1,215,113
                                                                 ---------------  ----------------  --------------
   Gross margin                                                         162,812          178,963          167,767

Costs and expenses:
 Salaries and benefits                                                   93,476           94,982           96,201
 Selling, general and administrative                                     46,824           53,613           46,233
 Depreciation and amortization of property and equipment                 11,371           10,678            6,097
 Amortization of goodwill                                                     -            5,741            5,741
 Impairment of property and equipment                                         -            3,401                -
                                                                 ---------------  ----------------  --------------
   Total costs and expenses                                             151,671          168,415          154,272

   Operating income                                                      11,141           10,548           13,495
                                                                 ---------------  ----------------  --------------
Other income (expense):
 Interest expense                                                        (9,453)         (10,345)         (11,532)
 Interest income                                                            230              693              779
 Other, net                                                                  97                6              136
                                                                 ---------------  ----------------  --------------
   Total other expense                                                   (9,126)          (9,646)         (10,617)

Income before minority interest and provision for income taxes            2,015              902            2,878
                                                                 ---------------  ----------------  --------------

Minority interest                                                          (524)             151           (1,669)
                                                                 ---------------  ----------------  --------------

Income before provision for income taxes                                  2,539              751            4,547

Provision for income taxes                                                1,041              308            1,864
                                                                 ---------------  ----------------  --------------

Net income                                                            $   1,498       $      443        $   2,683
                                                                 ===============  ================  ==============

Basic earnings per common share                                       $    0.19       $     0.06        $    0.35
                                                                 ===============  ================  ==============
Diluted earnings per common share                                     $    0.19       $     0.06        $    0.35
                                                                 ===============  ================  ==============


Basic weighted average number of shares outstanding                       7,709            7,708            7,708
                                                                 ===============  ================  ==============
Diluted weighted average number of shares outstanding                     7,714            7,716            7,716
                                                                 ===============  ================  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                  HUB GROUP, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                          (IN THOUSANDS, EXCEPT SHARES)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                          -------------------------------------------------
                                                                                2002             2001           2000
                                                                          --------------  ---------------  ----------------

Class A & B Common Stock Shares
     Beginning of year                                                       7,708,546        7,708,346         7,706,246
     Exercise of non-qualified stock options                                       -                200             2,100
                                                                          --------------  ---------------  ----------------
         Ending balance                                                      7,708,546        7,708,546         7,708,346
                                                                          --------------  ---------------  ----------------

Class A & B Common Stock Amount
     Beginning of year                                                     $        77      $        77      $         77
                                                                          --------------  ---------------  ----------------
         Ending balance                                                             77               77                77
                                                                          --------------  ---------------  ----------------

Additional Paid-in Capital
     Beginning of year                                                         110,819          110,817           110,786
     Exercise of non-qualified stock options                                       -                  2                31
                                                                          --------------  ---------------  ----------------
         Ending balance                                                        110,819          110,819           110,817
                                                                          --------------  ---------------  ----------------

Purchase Price in Excess of Predecessor Basis, Net of Tax
     Beginning of year                                                         (15,458)         (15,458)          (15,458)
                                                                          --------------  ---------------  ----------------
         Ending balance                                                        (15,458)         (15,458)          (15,458)
                                                                          --------------  ---------------  ----------------

Retained Earnings
     Beginning of year                                                          37,404           36,961            34,278
     Net income                                                                  1,498              443             2,683
                                                                          --------------  ---------------  ----------------
         Ending balance                                                         38,902           37,404            36,961
                                                                          --------------  ---------------  ----------------

Accumulated Other Comprehensive (Loss) Income
     Beginning of year                                                            (389)             -                 -
     Other comprehensive income (loss)                                             389             (389)              -
                                                                          --------------  ---------------  ----------------
         Ending balance                                                            -               (389)              -
                                                                          --------------  ---------------  ----------------
         TOTAL STOCKHOLDERS' EQUITY                                        $   134,340      $   132,453      $    132,397
                                                                          ==============  ===============  ================


Comprehensive Income
     Net income                                                            $     1,498        $     443      $      2,683
     Cumulative effect of adopting Statement 133, net of tax                       -                 79               -
     Unrealized interest rate swap income (loss), net of taxes                     389             (468)              -
                                                                          -------------------------------------------------
     Other comprehensive income (loss)                                             389             (389)              -
                                                                          -------------------------------------------------
         Total comprehensive income                                        $     1,887        $      54      $      2,683
                                                                          =================================================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                HUB GROUP, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                            YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                      2002           2001             2000
                                                                --------------  --------------  ---------------

Cash flows from operating activities:
   Net income                                                    $     1,498     $       443     $      2,683
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of property and equipment        11,476          11,248            6,875
       Amortization of goodwill                                          -             5,741            5,741
       Impairment of property and equipment                              -             3,401              -
       Deferred taxes                                                  5,928             308            1,864
       Minority interest                                                (524)            151           (1,669)
       (Gain) loss on sale of assets                                     (33)            426              128
       Other assets                                                       33             670             (215)
       Changes in working capital:
          Accounts receivable, net                                     9,314          43,204           (4,044)
          Prepaid expenses and other current assets                     (892)            697           (1,188)
          Accounts payable                                            (8,657)        (43,676)          26,446
          Accrued expenses                                            (5,580)          5,021            4,729
                                                                --------------  --------------  ---------------
            Net cash provided by operating activities                 12,563          27,634           41,350
                                                                --------------  --------------  ---------------
Cash flows from investing activities:
   Purchase of minority interest                                      (4,000)            -                -
   Purchases of property and equipment, net                           (6,538)        (10,319)         (26,613)
                                                                --------------  --------------  ---------------
             Net cash used in investing activities                   (10,538)        (10,319)         (26,613)
                                                                --------------  --------------  ---------------
Cash flows from financing activity:
   Proceeds from sale of common stock                                    -                 2               31
   Distributions to minority interest                                    -               -               (454)
   Net borrowings (payments) on revolver                               6,000          (5,000)         (10,000)
   Payments on long-term debt                                         (8,025)        (12,317)          (6,179)
                                                                --------------  --------------  ---------------
            Net cash used in financing activities                     (2,025)        (17,315)         (16,602)
                                                                --------------  --------------  ---------------
Net increase (decrease) in cash and cash equivalents                     -               -             (1,865)
Cash and cash equivalents beginning of period                            -               -              1,865
                                                                --------------  --------------  ---------------
Cash and cash equivalents end of period                          $       -       $       -       $        -
                                                                ==============  ==============  ===============
Supplemental disclosures of cash flow information Cash paid for:
     Interest                                                    $     8,283     $    10,143     $     12,520
     Income taxes                                                        -               -                567
   Non-cash activity:
     Unrealized income (loss) on derivative instrument           $      389      $      (389)    $        -

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

CASH AND CASH EQUIVALENTS: The Company considers as cash equivalents all highly liquid instruments with an original maturity of three months or less. Checks outstanding, of approximately $4,259,000 and $12,320,000 at December 31, 2002 and 2001, respectively, are included in accounts payable trade.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS: The Company carries its accounts receivable at face amount less an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of current economic conditions. The Company's reserve for uncollectible accounts was approximately $5,362,000 and $4,020,000 at December 31, 2002 and 2001, respectively. The
Company does not generally charge interest on past due accounts receivables. Recoveries of receivables previously charged off are recorded when received.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of the applicable assets over their expected useful lives: buildings and improvements, 15 to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, 3 to 5 years; furniture and equipment, 3 to 10 years; and transportation equipment and automobiles, 3 to 12 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed five years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that the undiscounted future cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the assets carrying amount over its fair value is recorded. See Note 6 for impairment charges recorded in 2001.

GOODWILL: Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with the Company's business combinations. As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Accumulated goodwill amortization was $21,517,000 as of December 31, 2002 and 2001.

In connection with the adoption of SFAS 142, the Company completed the required transitional and annual goodwill impairment testing. This testing used discounted cash flow and market capitalization methodologies to determine a fair market value of the reporting units. The results of the testing indicated no impairment. The impairment testing was based on the Company's estimates of the value of the reporting units, future operating performance and discount rates. Should the estimates differ materially from actual results, the Company may be required to record impairment charges in future periods. The Company will continue to test the value of its goodwill for any impairment at least annually as of November 1 and impairment, if any, will be recorded as expense in the period of impairment. The following table presents net income for 2002 in comparison to 2001 and 2000, exclusive of amortization expense recognized in the previous years related to goodwill which is no longer being amortized. Amounts are in thousands except per share information:

                                                          YEARS ENDED  DECEMBER 31,
                                                    -----------------------------------
                                                         2002        2001       2000
                                                    ------------ ----------- ----------
Net income as reported                                $   1,498   $     443   $  2,683
Add back amortization of goodwill, net of tax                -        3,387      3,387
                                                    ------------ ----------- ----------
Adjusted net income                                   $   1,498   $   3,830   $  6,070
                                                    ============ =========== ==========

Basic and diluted earnings per share, as reported     $    0.19   $    0.06   $   0.35
Add back amortization of goodwill, net of tax                -         0.44       0.44
                                                    ------------ ----------- ----------
Adjusted basic and diluted earnings per share         $    0.19   $    0.50   $   0.79
                                                    ============ =========== ==========

DEFERRED FINANCING COSTS: The accumulated amortization related to the deferred financing costs was $1,808,000 and $1,108,000 as of December 31, 2002 and 2001, respectively. The amortization expense related to deferred financing costs was $700,000, $476,000 and $387,000 for the years ending December 31, 2002, 2001 and
2000, respectively. Deferred financing costs net of accumulated amortization were $1,592,327 at December 31, 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value at December 31, 2002 due to their short-term nature. The carrying value of the Company's term debt and revolving line of credit approximates fair value due to their variable interest rates. The fair value of the Notes, estimated using discounted cash flow analysis based on the Company's incremental borrowing rate for similar instruments, approximates the carrying value at December 31, 2002.

CONCENTRATION OF CREDIT RISK: The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. The Company primarily serves customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2002, 2001 and 2000. The Company reviews a customer's credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable risk is limited.

DERIVATIVE FINANCIAL INSTRUMENTS: The Company accounts for derivatives in accordance with Financial Accounting Standards Board Statement No. 133, "Accounting for Derivatives and Hedging Activities" as amended (Statement 133). Under Statement 133, any derivatives are recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on hedge type. Gains or losses on derivative instruments are reclassified into earnings in the period in which earnings are impacted by the underlying hedged item. Any ineffective portion of hedges is recognized in earnings in the current period. As of December 31, 2002, the Company was not a party to any derivative contracts.

REVENUE RECOGNITION: Revenue represents sales of services to customers. Revenue is recognized at the time the transportation services are provided. Revenue for logistics customers is recognized on the date the services are performed.

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

STOCK BASED COMPENSATION: The Company currently utilizes Accounting Principles Board Opinion No. 25 in accounting for stock based compensation plans. APB No.

25 requires the use of the intrinsic value method which measures compensation costs as the excess of the quoted market price of the stock at the date of grant over the amount the employee must pay to acquire the stock. The following table illustrates the effect on net income and income per share if the Company applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-based Compensation."

                                                     YEARS ENDED  DECEMBER 31,
                                            -----------------------------------------
                                                 2002          2001          2000
                                            -------------  ------------  ------------

Net income as reported (000's)               $    1,498     $     443     $   2,683
Net income (loss) pro forma
   for Statement 123 (000's)                        858          (288)        1,869
Basic earnings (loss) per common share
   pro forma for Statement 123               $     0.11     $   (0.04)    $    0.24
Diluted earnings (loss) per common share
   pro forma for Statement 123               $     0.11     $   (0.04)    $    0.24

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted. The Company's stock based compensation plans are discussed further in Note 11.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts, cost of purchased transportation and services and reserves for pricing and billing adjustments. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2. CAPITAL STRUCTURE

         The Company has authorized common stock comprised of Class A common stock and Class B common stock. The rights of holders of Class A common stock and Class B common stock are identical, except each share of Class B common stock entitles its holder to 20 votes, while each share of Class A common stock entitles its holder to one vote. The Company has authorized 2,000,000 shares of preferred stock.

NOTE 3.  EARNINGS PER SHARE

         The following is a reconciliation of the Company's earnings per share:

                                        YEAR ENDED                   YEAR ENDED                    YEAR ENDED
                                    DECEMBER 31, 2002             DECEMBER 31, 2001            DECEMBER 31, 2000
                                -------------------------     -------------------------    -------------------------
                                   (000'S)                       (000'S)                      (000'S)
                                --------------                --------------               --------------
                                                Per-Share                     Per-Share                    Per-Share
                                INCOME  SHARES   AMOUNT       INCOME  SHARES   AMOUNT      INCOME  SHARES   AMOUNT
                                ------  ------  ---------     ------  ------  ---------    ------  ------  ---------
BASIC EPS
   Income available to
      common stockholders       $1,498   7,709    $0.19       $  443   7,708    $0.06      $2,683   7,708    $0.35
                                ------  ------  ---------     ------  ------  ---------    ------  ------  ---------
EFFECT OF DILUTIVE SECURITIES
   Stock options                    -        5       -            -        8       -           -        8       -
                                ------  ------  ---------     ------  ------  ---------    ------  ------  ---------
DILUTED EPS
   Income available to
      common stockholders
      plus assumed exercises    $1,498   7,714    $0.19       $  443   7,716    $0.06      $2,683   7,716    $0.35
                                ======  ======  =========     ======  ======  =========    ======  ======  =========

NOTE 4.  PURCHASE OF MINORITY INTEREST

         HGDS was a 65% owned partnership until August of 2002 when Hub purchased the minority partners' interest in HGDS. Pursuant to the HGDS Partnership Agreement, each of the partners had a legal obligation to the partnership for any deficit balance in their respective capital accounts. Accordingly, there was a debit balance reflected in minority interest in the accompanying consolidated balance sheets related to the minority partner's deficit capital account balance of approximately $2.5 million at December 31, 2001. Management believed that the balance in the minority account was collectable at December 31, 2001. Hub had a legal right to pursue the minority partner for the deficit balance in the capital account. In August of 2002, the Company entered into a settlement agreement and release with the minority partner that resulted in the relinquishment of the minority partner's 35% interest in HGDS and release of the minority partner's claims against the Company in exchange for $4.0 million in cash and release of Hub's claims against the minority partner including the $3.0 million balance in minority interest. The acquisition resulted in goodwill of approximately $7.0 million.

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          YEARS ENDED DECEMBER 31,
                                                     -------------------------------
                                                          2002            2001
                                                     --------------  ---------------
                                                                 (000'S)
Building and improvements                             $        57     $         57
Leasehold improvements                                      1,582            2,126
Computer equipment and software                            52,095           49,373
Furniture and equipment                                     8,234            7,542
Transportation equipment and automobiles                    2,127            3,690
                                                     --------------  ---------------
                                                           64,095           62,788
Less:  Accumulated depreciation and amortization          (29,886)         (23,690)
                                                     --------------  ---------------
    Property and Equipment, net                       $    34,209     $     39,098
                                                     ==============  ===============

         Depreciation expense, which includes depreciation of assets under capital leases, was $11,476,000, $11,248,000 and $6,875,000 for 2002, 2001 and
2000, respectively. Depreciation expense for 2000 included approximately $500,000 of additional depreciation due to the change in estimated useful lives of various assets that were no longer used once the new operating system was completed.

NOTE 6.  IMPAIRMENT OF PROPERTY AND EQUIPMENT

         On March 30, 2001, a $3.4 million pretax charge was recorded due to the impairment of HGDS's e-Logistics software ("e-software"). This e-software was used to process orders relating to the home delivery of large box items purchased over the internet. Management made the decision to exit the internet home delivery business and in conjunction with this decision, all customer contracts associated with the internet home delivery business were terminated as of March 30, 2001. Consequently, the e-software's fair value was reduced to zero based on the lack of any future cash flows attributable to Hub Distribution's e-Logistics initiative. The Company does not intend to use the software in the future.

NOTE 7.  INCOME TAXES

The following is a reconciliation of the Company's effective tax rate to the federal statutory tax rate:

                                                YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2002         2001         2000
                                         -----------  -----------  -----------
U.S. federal statutory rate                   34.0%        34.0%        34.0%
State taxes, net of federal benefit           (7.4)         3.9          3.9
Goodwill amortization                           -           1.1          1.1
Nondeductible expenses                        14.8           -            -
Other                                         (0.4)         2.0          2.0
                                         -----------  -----------  -----------
Net effective rate                            41.0%        41.0%        41.0%
                                         -----------  -----------  -----------

         The Company and its subsidiaries file both, unitary and separate company, state income tax returns. The state tax benefit shown above is a result of the tax benefit of the net operating losses incurred on a separate company basis exceeding the tax expense incurred on the Company's unitary state filing.

         The following is a summary of the Company's provision for income taxes:

                                              YEARS ENDED DECEMBER 31,
                                       -------------------------------------
                                           2002         2001         2000
                                       -----------  -----------  -----------
                                                       (000's)
Current
    Federal                             $ (2,092)    $      -     $      -
    State and local                           -             -            -
                                       -----------  -----------  -----------
                                          (2,092)           -            -
                                       -----------  -----------  -----------

Deferred
    Federal                                3,221          276        1,672
    State and local                         (188)          32          192
                                       -----------  -----------  -----------
                                           3,133          308        1,864
                                       -----------  -----------  -----------
              Total provision           $  1,041     $    308     $  1,864
                                       -----------  -----------  -----------

         The following is a summary of the Company's deferred tax assets and liabilities:

                                                                    YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                      2002            2001
                                                                ---------------  ---------------
                                                                            (000'S)
Reserve for uncollectible accounts receivable                    $       1,751    $      1,537
Accrued compensation                                                     2,514             163
Net operating loss carryforward                                              -           9,500
Other reserves                                                           1,149           1,179
                                                                ---------------  --------------
    Current deferred tax assets                                          5,414          12,379

Accrued compensation                                                         -           1,636
Net operating loss and tax credit carryforwards                         13,340           2,307
Other                                                                        1              31
Income tax basis in excess of financial basis of goodwill                6,845           7,678
                                                                ---------------  --------------
    Long-term deferred tax assets                                       20,186          11,652
                                                                ---------------  --------------
         Total deferred tax assets                               $      25,600    $     24,031
                                                                ---------------  --------------

Prepaids                                                         $         (33)   $         -
Receivables
                                                                        (2,160)         (1,232)
                                                                ---------------  --------------
    Current deferred tax liabilities                                    (2,193)         (1,232)

Property and equipment                                                  (9,937)         (9,929)
Goodwill                                                               (25,631)        (19,103)
                                                                ---------------  --------------
    Long-term deferred tax liabilities                                 (35,568)        (29,032)
                                                                ---------------  --------------
        Total deferred tax liabilities                           $     (37,761)   $    (30,264)
                                                                ---------------  --------------

         The Company had federal net operating loss carryforwards of approximately $23,495,000 at December 31, 2002. These federal net operating loss carryforwards expire as follows:

(In thousands)
2020                                                              $     5,530
2021                                                                    6,190
2022                                                                   11,775

         The Company had federal tax credits of approximately $1,130,000 at December 31, 2002. The portion of the federal tax credits that have expiration dates, expire as follows:

(In thousands)
2019                                                              $      139
2020                                                                     543
2021                                                                     448

NOTE 8.  LONG-TERM DEBT AND FINANCING ARRANGEMENTS

The Company's outstanding debt is as follows (in thousands):

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                -----------------------------
                                                                                     2002           2001
                                                                                -------------- --------------
Bank line of credit                                                              $    25,000    $   19,000
Term notes with quarterly payments ranging from $1,250,000 to
  $2,000,000 with a balloon payment of $9,000,000 due June 24, 2005; Interest is due quarterly at a floating rate. At December 31, 2002 and 2001, the weighted average interest rate was 4.40% and 4.66%,
  respectively                                                                        27,000        35,000
Notes due on June 25, 2009 with annual payments
  of $10,000,000 commencing on June 25, 2005; interest is paid quarterly
  at a fixed rate of 9.14%                                                            50,000        50,000
Capital lease obligations collateralized by certain equipment                             88           113
                                                                                -------------- -------------
Total long-term debt                                                                 102,088       104,113
Less current portion                                                                  (8,061)       (8,054)
                                                                                -------------- -------------
                                                                                 $    94,027    $   96,059
                                                                                -------------- -------------

Aggregate principal payments, in thousands, due subsequent to December 31, 2002, are as follows:

2003                                                          $     8,061
2004                                                                8,007
2005                                                               46,009
2006                                                               10,007
2007                                                               10,004
2008 and thereafter                                                20,000
                                                              -----------
                                                              $   102,088
                                                              ===========

         The Company maintains a multi-bank credit facility (the "Credit Facility"). The Credit Facility is comprised of term debt and a revolving line of credit. The revolving line of credit has a term that expires on June 24, 2005 and bears interest at a maximum of LIBOR plus 3.0% or Prime plus 1.5%. Borrowings and weighted average interest rates on the revolving line of credit were $25.0 million and 4.18% and $19.0 million and 4.46% at December 31, 2002 and 2001, respectively. There was $24.3 million and $31.0 million unused and available under the revolving line of credit at December 31, 2002 and 2001, respectively. The term debt has quarterly payments ranging from $1.2 million to $2.0 million with a balloon payment of $9.0 million due on June 24, 2005. Interest on the term debt is a maximum of LIBOR plus 3.25% or Prime plus 1.75%. Borrowings and weighted average interest rates on the term debt were $27.0 million and 4.40% and $35.0 million and 4.66% at December 31, 2002 and 2001, respectively.

         The Credit Facility was amended three times during 2002. On March 27, 2002, the Credit Facility was amended to waive any historical covenant violations that resulted from the restatement of the Company's financial statements from 1999 and 2000 and the adjustment made to the Company's financial statements in the fourth quarter of 2001. The amendment also revised the minimum borrowing rate from January 1, 2002 through September 30, 2002. On August 14, 2002, the Credit Facility was amended to waive the Company's non-compliance as of June 30, 2002 with certain covenants relating to the fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation and minority interest and cash flow leverage ratio. The amendment modified certain financial covenants for the quarters ending September 30, 2002 and December 31, 2002. On October 15, 2002, the Credit Facility was amended to modify the fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation, amortization and minority interest and the cash flow leverage ratio for all periods subsequent to December 31, 2002. In addition, the capital expenditure limitation was reduced to $9.0 million for the year ended December 31, 2003. The amendment also provided that loans under the Credit Facility are secured by substantially all assets of the Company. The Credit Facility, as amended, provides for certain financial covenants including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation, amortization, minority interest and certain other charges (EBITDAM) and a cash flow leverage ratio. The Company was in compliance with its debt covenants as of December 31, 2002. Subsequent to December 31, 2002, the Company extended the expiration date of the Credit Facility to June 24, 2005, modified the definition of EBITDAM and set covenants through the end of the extended term. The modified covenants are consistent with the covenants of the private placement debt for the same time period.

     The Company maintains $50.0 million of private placement debt (the "Notes"). These Notes have an eight-year average life and bear interest at 9.14% which is paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005. The Notes were amended three times during 2002. The amendments were made currently with the changes to the Credit Facility discussed above and the revisions were similar to the amendments made to the Credit Facility. The Notes, as amended through October 15, 2002, provide for certain financial covenants including a fixed charge coverage ratio and a cash flow leverage ratio. The loans are secured by substantially all assets of the Company. The Company was in compliance with the covenants as of December 31, 2002.

         As of December 31, 2002, the Company has standby letters of credit totaling $725,000 that expire from 2003 to 2012. At December 31, 2001, the Company had standby letters of credit totaling $925,000.

NOTE 9.  CAPITALIZED INTEREST AND INTEREST EXPENSE

         Capitalized interest on qualifying assets under development and total interest were as follows:

                                            YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------
                                      2002             2001            2000
                                 --------------  ---------------  --------------
                                                      (000'S)
Capitalized interest              $         28    $         365    $        836
Interest expensed                        9,453           10,345          11,532
                                 --------------  ---------------  --------------
Total interest incurred           $      9,481    $      10,710    $     12,638
                                 ==============  ===============  ==============


NOTE 10. RENTAL EXPENSE, USER CHARGES AND LEASE COMMITMENTS

         Minimum annual rental commitments, in thousands, at December 31, 2002, under noncancellable operating leases, principally for real estate and equipment, are payable as follows:

2003                                                             $  11,965
2004                                                                 7,647
2005                                                                 4,646
2006                                                                 3,148
2007                                                                 2,789
2008 and thereafter                                                  9,066
                                                                 $  39,261

         Total rental expense included in selling general and administrative expense was approximately, $15,492,000, $15,157,000, and $13,230,000 for 2002,
2001 and 2000, respectively. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.

         Hub incurs user charges for its use of a fleet of dedicated containers which are included in transportation costs. Such charges, included in transportation costs, were $27,751,000 for the year ended December 31, 2002. Under the agreements, the Company has the ability to return the containers. As a result, no minimum commitment has been included in the table above.

NOTE 11. STOCK-BASED COMPENSATION PLAN

         In 1996, the Company adopted a Long-Term Incentive Plan (the "1996 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 450,000. In 1997, the Company adopted a second Long-Term Incentive Plan (the "1997 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 150,000. For the purpose of attracting and retaining key executive and managerial employees, in 1999 the Company adopted a third Long-Term Incentive

Plan (the "1999 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 600,000. In 2002, the Company adopted a fourth Long-Term Incentive Plan (the "2002 Incentive Plan"). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 600,000. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant.

Information regarding these option plans for 2002, 2001 and 2000 is as follows:


                                          2002                              2001                                2000
                            ---------------------------------  ----------------------------------  ---------------------------------
                                                WEIGHTED AVG.                       WEIGHTED AVG.                      WEIGHTED AVG.
                                   SHARES      EXERCISE PRICE       SHARES         EXERCISE PRICE        SHARES       EXERCISE PRICE
                            -----------------  --------------  -----------------   --------------  ------------------ --------------
Options outstanding,
   beginning of year                 951,500   $     16.28              877,800    $      17.07              892,800   $     17.86
Options exercised                          0            --                 (200)          10.43               (2,100)        14.00
Options granted                      537,000          6.04              106,000           10.15              100,000         13.32
Options forfeited                    (86,500)        15.14              (32,050)          17.64             (122,900)        20.11
                            -----------------  --------------  -----------------   --------------  ------------------ --------------
Options outstanding,
   end of year                     1,402,050   $     12.43              951,550    $      16.28              877,800   $     17.07
Weighted average fair
   value of options
   granted during the year  $           2.65                   $           4.66                     $           6.53
Options exercisable at
   year end                          615,250                            520,900                              355,300
Option price range at end
   of year                  $ 4.87 to $28.16                   $ 8.06 to $28.16                     $ 8.31 to $28.16
Option price for exercised
   shares                   $             --                   $          10.43                     $          14.00
Options available for
   grant at end of year              337,950                            188,450                              262,400

The following table summarizes information about options outstanding at December 31, 2002:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
------------------------------------------------------------------   -----------------------------
                                    WEIGHTED AVG.    WEIGHTED AVG.                  WEIGHTED AVG.
    RANGE OF         NUMBER           REMAINING        EXERCISE         NUMBER        EXERCISE
 EXERCISE PRICES    OF SHARES     CONTRACTUAL LIFE       PRICE        OF SHARES        PRICE
----------------   -----------   ------------------  -------------   -----------   ---------------

$ 4.87 to $ 5.20     350,000               9.96       $      5.19            --     $         --
$ 5.66 to $10.81     273,000               9.16       $      8.23        22,000     $       9.25
$11.23 to $18.56     349,800               4.22       $     14.33       299,500     $      14.25
$18.75 to $28.16     429,250               6.72       $     19.45       293,750     $      19.60
                   ----------    ------------------  -------------   -----------   ---------------
$ 4.87 to $28.16   1,402,050               7.38       $     12.43       615,250     $      16.63

For purposes of determining the pro forma effect of these options as discussed in Note 1, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming:

                                 YEARS ENDED DECEMBER 31,
                           ------------------------------------
                               2002        2001         2000
                           ----------  -----------  -----------

Dividend yield                0.00%        0.00%        0.00%
Risk-free interest rate       3.40%        4.50%        6.25%
Volatility factor            40.00%       40.00%       40.00%
Expected life in years         6.0          6.0          6.0

NOTE 12. BUSINESS SEGMENT

         The Company has no separately reportable segments in accordance with Statement of Financial Accounting Standards No. 131 ("Statement 131") "Disclosure About Segments of an Enterprise and Related Information". Under the enterprise wide disclosure requirements of Statement 131, the Company reports revenue, in thousands, for Intermodal Services, Brokerage Services, Logistics Services and Distribution Services as follows:

                                       YEARS ENDED DECEMBER 31,
                            ----------------------------------------------
                                  2002           2001            2000
                            --------------  --------------  --------------

Intermodal Services          $    914,577    $    904,999    $  1,004,434
Brokerage Services                230,928         213,153         207,617
Logistics Services                109,239          90,236          63,262
Distribution Services              80,916         110,943         107,567
                            --------------  --------------  --------------
Total Revenue                $  1,335,660    $  1,319,331    $  1,382,880
                            ==============  ==============  ==============

NOTE 13. EMPLOYEE BENEFIT PLANS

         The Company has two profit-sharing plans and trusts under section 401(k) of the Internal Revenue Code. Qualified contributions made by employees to the plan are partially matched by the Company. The Company expensed approximately $1,291,000 and $1,365,000 related to these plans in 2002 and 2001, respectively. Prior to 2001, for every dollar the employee contributed, the Company had contributed an additional $.20 up to $100. In addition, prior to 2001, the Company, at its discretion, typically had made profit sharing contributions. Historically, the Company had contributed an amount equal to 3% of each participant's compensation up to a maximum of $5,100. The Company's contributions to these plans were approximately $1,684,000 for 2000.

         The Company provides a deferred compensation plan that permits certain officers and certain management employees to defer portions of their compensation. Contributions made by employees to the plan are partially matched by the Company. The Company expensed $654,000, $472,000 and $274,000 related to this plan in 2002, 2001 and 2000, respectively.

NOTE 14. RELATED PARTY TRANSACTIONS

         A shareholder of the Company is the owner of 20% of the Class A membership interest of SmartOffices Services, LLC ("SmartOffices"). SmartOffices is in the business of selling office supplies to various companies. The Company spent $290,400, $334,200 and $166,200 buying various office supplies from SmartOffices in 2002, 2001 and 2000, respectively. The shareholder sold this 20% interest in SmartOffices subsequent to December 31, 2002.

NOTE 15. LEGAL MATTERS

     On February 19, 2002, a purported class action lawsuit was filed by Riggs Partners, LLC in the United States District Court for the Northern District of Illinois, Eastern Division. On October 23, 2002, the federal district court granted the Company's motion to dismiss the complaint in its entirety for failing to allege facts sufficient to state a claim. The court also granted the motion of the Company's former auditors. The Court's order required plaintiffs to file any amended complaint by November 22, 2002. The plaintiffs did not file an amended complaint by this date and agreed that they would not appeal the court's order of October 23, 2002 dismissing the lawsuit. The suit is therefore terminated.

     In addition, the Company is a party to litigation incident to its business, including claims for freight lost or damaged in transit, improperly shipped or improperly warehoused. Some of the lawsuits to which the Company is party are covered by insurance and are being defended by the Company's insurance carriers. Some of the lawsuits are not covered by insurance and are being defended by the Company. Management does not believe that the outcome of this litigation will have a materially adverse effect on the Company's financial position or results of operations. See Item 1 Business - Risk Management and Insurance.

NOTE 16. RESTRUCTURING CHARGES

         In the fourth quarter of 2002 the Company recorded a restructuring charge of approximately $932,000 consisting of a severance charge for 74 employees of $474,000 and a $458,000 liability for the remaining lease obligation related to a closed facility. All severance payments have been made as of December 31, 2002. Approximately $450,000 of lease obligation remains as of December 31, 2002 and will be reduced by future lease payments required under the agreement.

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

NOTE 17. DERIVATIVE FINANCIAL INSTRUMENT

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

     The Company had an interest rate swap that matured on September 30, 2002 with a notional amount of $25.0 million, a weighted average pay rate of 8.37% and a weighted average receive rate of 5.34% at December 31, 2001. Under the Credit Facility, the Company was required to enter into this interest rate swap agreement designated as a hedge on a portion of the Company's variable rate debt. The Company used this interest rate swap to manage its exposure to changes in interest rates for its floating rate debt. This interest rate swap qualified as a cash flow hedge. The interest rate differential received or paid on the swap was recognized in the consolidated statements of operations as a reduction or increase in interest expense, respectively. The Company recorded incremental interest expense/(income) of $698,000, $312,000 and $(217,000) for this swap in 2002, 2001, and 2000, respectively. The effective portion of the change in the fair value of the derivative instrument was recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income. The ineffective portion of the change in the fair value of the derivative instrument, along with the gain or loss on the hedged item, was recorded in earnings and reported in the consolidated statements of operations, on the same line as the hedged item.

     For the twelve months ended December 31, 2002, the Company adjusted its derivative financial instrument to fair value which resulted in an unrealized income of $389,000, net of the related income tax expense of $153,000. For the twelve months ended December 31, 2001, the Company adjusted its derivative financial instrument to fair value which resulted in an unrealized loss of $468,000, net of the related income tax benefit of $325,000. These adjustments are included in other comprehensive income (loss).

NOTE 18. BAD DEBT WRITE-OFF

         During September 2001, the Company recognized bad debt expense which is included in selling, general and administrative expense in the accompanying consolidated statements of operations and includes $4.7 million related to a Korean steamship line customer ("Customer"). The Customer filed for reorganization under the Corporate Reorganization Act of Korea in May 2001 and was subsequently forced into liquidation by the Korean courts. According to court filings, the Customer does not have adequate funds to pay its secured creditors. The Company, as an unsecured creditor, was notified by the trustee appointed by the court during September 2001 that it should not expect to recover any funds from the Customer.

NOTE 19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         In 2001, the Company restated its consolidated financial statements for the years ended December 31, 2000 and 1999 to properly report certain items of revenue and expense related to HGDS. These items principally related to revenue, transportation costs and selling, general and administrative expense. The Company did not restate the first, second or third quarter of 2001 and reflected the full impact of the adjustment in the fourth quarter of 2001. The following table sets forth selected quarterly financial data for each of the quarters in 2002 and 2001 (in thousands, except per share amounts):


                                                                    QUARTERS
                                             --------------------------------------------------------
                                                 FIRST         SECOND        THIRD         FOURTH
                                             -------------- ------------- ------------- -------------
Year Ended December 31, 2002:
Revenue                                          $ 305,299     $ 327,595     $ 356,666     $ 346,100
Gross margin                                        41,009        36,596        42,281        42,926
Operating income (loss)                              3,227         (897)         4,513         4,298
Net income (loss)                                      940       (2,227)         1,379         1,406
Basic earnings (loss) per share                   $   0.12     $  (0.29)      $   0.18      $   0.18
Diluted earnings (loss) per share                 $   0.12     $  (0.29)      $   0.18      $   0.18


                                                                    QUARTERS
                                             --------------------------------------------------------
                                                 FIRST         SECOND        THIRD         FOURTH
                                             -------------- ------------- ------------- -------------
Year Ended December 31, 2001:
Revenue                                          $ 345,935     $ 318,023     $ 323,046     $ 332,327
Gross margin                                        46,036        45,331        44,571        43,025
Operating income                                     1,148         5,224           539         3,637
Net income (loss)                                    (676)         1,065       (1,112)         1,166
Basic earnings (loss) per share                  $  (0.09)      $   0.14     $  (0.14)      $   0.15
Diluted earnings (loss) per share                $  (0.09)      $   0.14     $  (0.14)      $   0.15

During the first quarter of 2002, the Company revised its estimate of accrued transportation costs resulting in an increase in pretax income of approximately $2.8 million in the quarter. For the year ended December 31, 2002, this revised estimate resulted in an increase in pre-tax income of $1.6 million since a portion of the increase would have been recognized in the last three quarters of 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.
                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The sections entitled "Election of Directors" and "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 13, 2003, sets forth certain information with respect to the directors of the Registrant and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

     The section entitled "Compensation of Directors and Executive Officers" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 13, 2003, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Ownership of the Capital Stock of the Company" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 13, 2003, sets forth certain information with respect to the ownership of the Registrant's Common Stock and is incorporated herein by reference.

     The following table sets forth certain equity-based compensation plan information for the Company as of December 31, 2002.

                                          EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                                                                           NUMBER OF SECURITIES
                                  NUMBER OF SECURITIES                                   REMAINING AVAILABLE FOR
                                      TO BE ISSUED              WEIGHTED-AVERAGE          FUTURE ISSUANCE UNDER
                                    UPON EXERCISE OF            EXERCISE PRICE OF          EQUITY COMPENSATION
                                  OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,           PLANS (EXCLUDING
        PLAN CATEGORY             WARRANTS AND RIGHTS          WARRANTS AND RIGHTS       SECURITIES REFLECTED IN
                                                                                               COLUMN (A))
                                          (A)
------------------------------ --------------------------- ---------------------------- ---------------------------
     Equity compensation
      plans approved by
      security holders                 1,402,050                     $12.43                      337,950
------------------------------ --------------------------- ---------------------------- ---------------------------
     Equity compensation
     plans not approved
     by security holders                   --                          --                           --
------------------------------ --------------------------- ---------------------------- ---------------------------
            Total                      1,402,050                     $12.43                      337,950
------------------------------ --------------------------- ---------------------------- ---------------------------

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section entitled "Certain Transactions" appearing in the Registrant's proxy statement for the annual meeting of stockholders to be held on May 13, 2003, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and it is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

              The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

              Reports of Independent Auditors

              Consolidated Balance Sheets - December 31, 2002 and December 31, 2001

              Consolidated Statements of Operations - Years ended December 31, 2002, December 31, 2001 and December 31, 2000

              Consolidated Statements of Stockholders' Equity - Years ended December 31, 2002, December 31, 2001 and December 31, 2000

              Consolidated Statements of Cash Flows - Years ended December 31, 2002, December 31, 2001 and December 31, 2000

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

     (B)      REPORTS ON FORM 8-K

              None.

     PERIODIC REPORTS

              Upon written request, the Company's annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2002, and its quarterly reports on Form 10-Q will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 3050 Highland Parkway, Suite 100, Downers Grove, Illinois 60515.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2003              HUB GROUP, INC.

                                  By /S/ DAVID P. YEAGER
                                     David P. Yeager
                                     Chief Executive Officer and Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


                                                               Title                                     Date

  /S/ PHILLIP C. YEAGER             Chairman and Director                                           March 12, 2003
------------------------
      Phillip C. Yeager

  /S/ DAVID P. YEAGER               Vice Chairman, Chief Executive Officer and Director             March 12, 2003
---------------------
      David P. Yeager

 /S/ THOMAS L. HARDIN               President, Chief Operating Officer and Director                 March 12, 2003
---------------------
     Thomas L. Hardin

 /S/ THOMAS M. WHITE                Vice President-Finance and Chief Accounting Officer             March 12, 2003
--------------------
     Thomas M. White                (Principal Financial and Accounting Officer)

 /S/ CHARLES R. REAVES              Director                                                        March 12, 2003
----------------------
     Charles R. Reaves

 /S/ MARTIN P. SLARK                Director                                                        March 12, 2003
--------------------
     Martin P. Slark


 /S/ GARY D. EPPEN                  Director                                                        March 12, 2003
------------------
     Gary D. Eppen

                                  CERTIFICATION


I, David P. Yeager, certify that:

1)       I have reviewed this annual report on Form 10-K of Hub Group, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE:  MARCH 12, 2003

                                       /S/ DAVID P.YEAGER
                                           Name:  David P. Yeager
                                           Title:  Chief Executive Officer

                                  CERTIFICATION


I, Thomas M. White, certify that:

1)       I have reviewed this annual report on Form 10-K of Hub Group, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE:  MARCH 12, 2003


                                    /S/ THOMAS M. WHITE
                                        Name:  Thomas M. White
                                        Title:  Chief Financial Officer

                                                                     SCHEDULE II


                                                     HUB GROUP, INC.
                                            VALUATION AND QUALIFYING ACCOUNTS


                                  Balance at             Charged to              Deductions              Balance at
                                  Beginning                Costs &                  and                      End
                                   of Year                Expenses            Adjustments (a)              of Year
                           ----------------------  --------------------  -----------------------  -------------------------
Year Ended December 31:
   Allowance for uncollectible trade accounts

      2002                  $         4,020,000      $      1,761,000      $         (419,000)      $        5,362,000

      2001                            3,088,000             7,132,000              (6,200,000)               4,020,000

      2000                            2,134,000             2,766,000              (1,812,000)               3,088,000



(a) For the year ended December 31, 2002, deductions and adjustments includes a $1.1 million adjustment to increase the reported allowance for uncollectible accounts receivable for the years presented in the schedule. This adjustment did not affect the amount of "Trade accounts receivable, net" reported in the Company's Consolidated Balance Sheets or operating results in the Consolidated Statements of Operations for those years.

INDEX TO EXHIBITS

NUMBER                                  EXHIBIT

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

10.12 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.12 to the Registrant's report on Form 10-Q dated and filed November 13, 2000, File No. 000-27754)

10.13 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.13 to the Registrant's report on Form 10-K dated March 15, 2001 and filed March 16, 2001, File No. 000-27754)

10.14 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers (incorporated by reference to Exhibit 10.14 to the Registrant's report on Form 10-K dated March 15, 2001 and filed March 16, 2001, File No. 000-27754)

10.15 Letter from the Registrant to Daniel L. Sellers dated December 24, 1998 (incorporated by reference to Exhibit 10.15 to the Registrant's report on Form 10-K dated March 15, 2001 and filed March 16, 2001, File No. 000-27754)

10.16 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.16 to the Registrant's report on Form 10-Q dated and filed April 19, 2001, File No. 000-27754)

10.17 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers (incorporated by reference to Exhibit 10.17 to the Registrant's report on Form 10-Q dated and filed April 19, 2001, File No. 000-27754)

10.18 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.18 to the Registrant's report on Form 10-Q dated and filed November 13, 2001, File No. 000-27754)

10.19 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers (incorporated by reference to Exhibit 10.19 to the Registrant's report on Form 10-Q dated and filed November 13, 2001, File No. 000-27754)

10.20 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated March 27, 2002 (incorporated by reference to Exhibit 10.20 to the Registrant's report on Form 10-K dated and filed March 28, 2002, File No. 000-27754)

10.21 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers dated March 27, 2002 (incorporated by reference to Exhibit 10.21 to the Registrant's report on Form 10-K dated and filed March 28, 2002, File No. 000-27754)

10.22 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated August 13, 2002 (incorporated by reference to Exhibit 10.22 to the Registrant's report on Form 10-Q dated and filed August 15, 2002, File No. 000-27754)

10.23 Amendment to $50 million Note purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers dated August 14, 2002 (incorporated by reference to Exhibit 10.23 to the Registrant's report on Form 10-Q dated and filed August 15, 2002, File No. 000-27754)

10.24 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated October 15, 2002 (incorporated by reference to Exhibit 10.24 to the Registrant's report on Form 10-Q dated and filed November 5, 2002, File No. 000-27754)

10.25 Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals, Inc. and various purchasers dated October 15, 2002 (incorporated by reference to Exhibit 10.25 to the Registrant's report on Form 10-Q dated and filed November 5, 2002, File No. 000-27754)

10.26 Security Agreement among the Registrant, Hub City Terminals, Inc., Harris Trust and Savings Bank and various Note Holders dated October 15, 2002 (incorporated by reference to Exhibit
               10.26 to the Registrant's report on Form 10-Q dated and filed November 5, 2002, File No. 000-27754)

10.27 Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated February 28, 2003

21             Subsidiaries of the Registrant

23.1           Consent of Ernst & Young LLP

99.1 Letter from the Company to the Securities and Exchange Commission dated March 27, 2002 regarding the Company's auditors, Arthur Andersen (incorporated by reference to Exhibit 99.1 to the Registrant's report on Form 10-K dated and filed March 28, 2002, File No. 000-27754)

99.2           Section 906 Certifications