Form 10-Q
period 2003-03-31
HUB GROUP INC
filed 2003-05-05
CIK 940942

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

                For the quarterly period ended March 31, 2003 or

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


                        3050 HIGHLAND PARKWAY, SUITE 100
                          DOWNERS GROVE, ILLINOIS 60515
          (Address, including zip code, of principal executive offices)
                                 (630) 271-3600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ___ No X

         On May 5, 2003, the registrant had 7,046,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.
================================================================================

                                 HUB GROUP, INC.


                                      INDEX


                                                                            PAGE
PART I.  FINANCIAL INFORMATION:

HUB GROUP, INC. - REGISTRANT

Unaudited Condensed Consolidated Balance Sheets - March 31, 2003 and
         December 31, 2002                                                    3

Unaudited Condensed Consolidated Statements of Operations - Three Months
         Ended March 31, 2003 and 2002                                        4

Unaudited Condensed Consolidated Statement of Stockholders' Equity - Three
         Months Ended March 31, 2003                                          5

Unaudited Condensed Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 2003 and 2002                                 6

Notes to Unaudited Condensed Consolidated Financial Statements                7

Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12

PART II.  OTHER INFORMATION                                                   15

                                 HUB GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    MARCH 31,         DECEMBER 31,
                                                                                -----------------  -----------------
                                                                                      2003               2002
                                                                                -----------------  -----------------
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents                                                    $            -     $           -
    Accounts receivable
      Trade, net                                                                        130,063           126,736
      Other                                                                              11,864            13,715
    Deferred taxes                                                                        3,912             3,221
    Prepaid expenses and other current assets                                             5,291             4,732
                                                                                -----------------  -----------------
        TOTAL CURRENT ASSETS                                                            151,130           148,404

    PROPERTY AND EQUIPMENT, net                                                          32,104            34,209
    GOODWILL, net                                                                       215,175           215,175
    OTHER ASSETS                                                                          1,682             1,474
                                                                                -----------------  -----------------
         TOTAL ASSETS                                                            $      400,091     $     399,262
                                                                                =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
     Accounts payable
       Trade                                                                     $      124,311     $     124,980
       Other                                                                              3,187             3,226
     Accrued expenses
       Payroll                                                                           10,469            10,275
       Other                                                                              9,343             8,971
     Current portion of long-term debt                                                    8,041             8,061
                                                                                -----------------  -----------------
         TOTAL CURRENT LIABILITIES                                                      155,351           155,513

   LONG-TERM DEBT, EXCLUDING CURRENT PORTION                                             92,023            94,027
   DEFERRED TAXES                                                                        17,018            15,382
   CONTINGENCIES AND COMMITMENTS
   STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 2,000,000 shares authorized; no
     shares issued or outstanding in 2003 and 2002                                            -                 -
   Common stock
    Class A:  $.01 par value; 12,337,700 shares authorized; 7,046,250
      shares issued and outstanding in 2003 and 2002                                         70                70
    Class B:  $.01 par value; 662,300 shares authorized; 662,296 shares
      issued and outstanding in 2003 and 2002                                                 7                 7
   Additional paid-in capital                                                           110,819           110,819
   Purchase price in excess of predecessor basis, net of tax benefit of
     $10,306                                                                            (15,458)          (15,458)
   Retained earnings                                                                     40,261            38,902
                                                                                -----------------  -----------------
    TOTAL STOCKHOLDERS' EQUITY                                                          135,699           134,340
                                                                                -----------------  -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      400,091     $     399,262
                                                                                =================  =================

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      THREE MONTHS
                                                                                     ENDED MARCH 31,
                                                                            --------------------------------
                                                                                 2003              2002
                                                                            --------------    --------------

Revenue                                                                      $    329,284      $    305,299
Transportation costs                                                              287,234           264,290
                                                                            --------------    --------------
   Gross margin                                                                    42,050            41,009

Costs and expenses:
  Salaries and benefits                                                            23,328            23,597
  Selling, general and administrative                                              11,788            11,513
  Depreciation and amortization of property and equipment                           2,561             2,672
                                                                            --------------    --------------
   Total costs and expenses                                                        37,677            37,782

   Operating income                                                                 4,373             3,227
                                                                            --------------    --------------

Other income (expense):
  Interest expense                                                                 (2,084)           (2,286)
  Interest income                                                                      50                67
  Other, net                                                                          (36)               62
                                                                            --------------    --------------
   Total other expense                                                             (2,070)           (2,157)


Income before minority interest and provision for income taxes                      2,303             1,070
                                                                            --------------    --------------

Minority interest                                                                       -              (524)
                                                                            --------------    --------------

Income before provision for income taxes                                            2,303             1,594

Provision for income taxes                                                            944               654
                                                                            --------------    --------------

Net income                                                                   $      1,359      $        940
                                                                            ==============    ==============

Basic earnings per common share                                              $       0.18      $       0.12
                                                                            ==============    ==============
Diluted earnings per common share                                            $       0.18      $       0.12
                                                                            ==============    ==============

Basic weighted average number of shares outstanding                                 7,709             7,709
                                                                            ==============    ==============
Diluted weighted average number of shares outstanding                               7,722             7,714
                                                                            ==============    ==============

       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                          (IN THOUSANDS, EXCEPT SHARES)

                                                                                    MARCH 31,
                                                                                      2003
                                                                                -----------------
Class A & B Common Stock Shares
  Beginning of year                                                                    7,708,546
                                                                                -----------------
   Ending balance                                                                      7,708,546
                                                                                -----------------

Class A & B Common Stock Amount
  Beginning of year                                                              $            77
                                                                                -----------------
   Ending balance                                                                             77
                                                                                -----------------

Additional Paid-in Capital
  Beginning of year                                                                      110,819
                                                                                -----------------
   Ending balance                                                                        110,819
                                                                                -----------------

Purchase Price in Excess of Predecessor Basis, Net of Tax
  Beginning of year                                                                      (15,458)
                                                                                -----------------
   Ending balance                                                                        (15,458)
                                                                                -----------------

Retained Earnings
  Beginning of year                                                                       38,902
  Net income                                                                               1,359
                                                                                -----------------
   Ending balance                                                                         40,261
                                                                                -----------------

Stockholders' Equity
  Beginning of year                                                                      134,340
  Net income                                                                               1,359
                                                                                -----------------
   ENDING BALANCE                                                                $       135,699
                                                                                =================


       See notes to unaudited condensed consolidated financial statements.

                                 HUB GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                --------------------------------
                                                                                      2003            2002
                                                                                ---------------  ---------------

Cash flows from operating activities:
   Net income                                                                    $      1,359     $        940
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                          2,574            2,712
       Deferred taxes                                                                     945              654
       Minority interest                                                                    -             (524)
       Loss on sale of assets                                                               8               23
       Other assets                                                                      (208)            (194)
       Changes in working capital:
          Accounts receivable, net                                                     (1,476)           7,921
          Prepaid expenses and other current assets                                      (559)            (359)
          Accounts payable                                                               (708)             729
          Accrued expenses                                                                566           (6,079)
                                                                                ---------------  ---------------
            Net cash provided by operating activities                                   2,501            5,823
                                                                                ---------------  ---------------
Cash flows from investing activities:
   Purchases of property and equipment, net                                              (477)          (1,809)
                                                                                ---------------  ---------------
            Net cash used in investing activities                                        (477)          (1,809)
                                                                                ---------------  ---------------
Cash flows from financing activities:
   Net borrowings (payments) on revolver                                                    -           (2,000)
   Payments on long-term debt                                                          (2,024)          (2,014)
                                                                                ---------------  ---------------
            Net cash used in financing activities                                      (2,024)          (4,014)
                                                                                ---------------  ---------------
Net increase (decrease) in cash and cash equivalents                                        -                -
Cash and cash equivalents beginning of period                                               -                -
                                                                                ---------------  ---------------
Cash and cash equivalents end of period                                          $          -     $          -
                                                                                ===============  ===============

Supplemental disclosures of cash flow information Cash paid for:
     Interest                                                                    $      1,732     $      2,038
   Non-cash activity:
     Unrealized loss on derivative instrument                                    $          -     $       (140)

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

         The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations for the three months ended March 31, 2003 and 2002.

         These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

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

NOTE 3.  RESTRUCTURING CHARGES

         In the fourth quarter of 2002, the Company recorded a $458,000 liability for the remaining lease obligation related to a closed facility. Approximately $400,000 of the lease obligation remains as of March 31, 2003 as lease payments made during the period were $58,000.

         During the three months ended March 31, 2003, the Company recorded a severance charge for 23 employees of $132,000. All of these severance payments were made as of March 31, 2003.

NOTE 4.  STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at fair market value and therefore recognizes no compensation expense.

         The following table illustrates the effect on the net income and net income per share for the quarters ended March 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ----------------------------
                                                                                             2003            2002
                                                                                         ------------    ------------

   Net income, as reported                                                               $     1,359     $       940

   Deduct:  Total stock-based employee compensation expense determined under fair
      value based method for all awards, net of related tax effects                             (178)           (159)
                                                                                         ------------    ------------

   Net income, pro forma                                                                 $     1,181     $       781
                                                                                         ============    ============

   Earnings per share:

   Basic-- as reported                                                                   $      0.18     $      0.12
                                                                                         ============    ============
   Basic-- pro forma                                                                     $      0.15     $      0.10
                                                                                         ============    ============
   Diluted-- as reported                                                                 $      0.18     $      0.12
                                                                                         ============    ============
   Diluted-- pro forma                                                                   $      0.15     $      0.10
                                                                                         ============    ============
   Dividend Yield                                                                        $      0.00     $      0.00
                                                                                         ============    ============

         The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 3.3% and 3.4% for 2003 and 2002, respectively, stock price volatility factor of 40.0% for both 2003 and 2002, and an expected life of the options of six years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted in 2003 and 2002 was $2.24 and $3.51, respectively. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management's opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

         The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future periods because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

NOTE 5.  EARNINGS PER SHARE

         The following is a reconciliation of the Company's earnings per share:

                                             THREE MONTHS ENDED               THREE MONTHS ENDED
                                               MARCH 31, 2003                   MARCH 31, 2002
                                          ------------------------         ------------------------
                                              (000'S)                         (000'S)
                                          --------------                   --------------
                                                         Per Share                        Per Share
                                          INCOME  SHARES   AMOUNT          INCOME  SHARES   AMOUNT
                                          ------  ------ ---------         ------  ------ ---------
BASIC EPS
   Income available to
      common stockholders                 $1,359  7,709   $  0.18          $  940  7,709   $  0.12
                                          ------  ------ ---------         ------  ------ ---------
EFFECT OF DILUTIVE SECURITIES
   Stock options                              -      13        -               -       5        -
                                          ------  ------ ---------         ------  ------ ---------

DILUTED EPS
   Income available to
      common stockholders
      plus assumed exercises              $1,359  7,722   $  0.18          $  940  7,714   $  0.12
                                          ======  ====== =========         ======  ====== =========

         Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 1,033,550 and 921,650 for the three months ending March 31, 2003 and 2002, respectively.

NOTE 6.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                                    MARCH 31,    DECEMBER 31,
                                                                       2003          2002
                                                                  -------------  -------------

Building and improvements                                          $        57    $        57
Leasehold improvements                                                     550          1,582
Computer equipment and software                                         49,668         52,095
Furniture and equipment                                                  6,115          8,234
Transportation equipment and automobiles                                 2,012          2,127
                                                                  -------------  -------------
                                                                        58,402         64,095
Less:  Accumulated depreciation and amortization                       (26,298)       (29,886)
                                                                  -------------  -------------
    Property and Equipment, net                                    $    32,104    $    34,209
                                                                  =============  =============

NOTE 7.  DEBT

The Company's outstanding debt is as follows:

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                     2003            2002
                                                                                --------------  --------------
                                                                                           (000'S)
Bank revolving line of credit.  At March 31, 2003 and December 31, 2002,
   the interest rate was 4.31% and 4.18%, respectively                           $     25,000    $     25,000
Term notes with quarterly payments of $2,000,000 with a balloon payment of $9,000,000 due June 24, 2005; interest is due quarterly at a floating rate based upon LIBOR (London Interbank Offered Rate) or Prime rate. At March 31,
  2003 and December 31, 2002, the weighted average interest
  rate was 4.54% and 4.40%, respectively                                               25,000          27,000
Notes due on June 25, 2009 with annual payments of $10,000,000 commencing on June 25, 2005; interest is paid quarterly at a fixed rate
  of 9.14% during 2003 and 2002                                                        50,000          50,000
Capital lease obligations collateralized by certain equipment                              64              88
                                                                                --------------  --------------
Total debt                                                                            100,064         102,088
Less current portion                                                                   (8,041)         (8,061)
                                                                                --------------  --------------
                                                                                 $     92,023    $     94,027
                                                                                --------------  --------------

The Company had $24.3 million of unused and available borrowings under its bank revolving line of credit at March 31, 2003 and December 31, 2002. The Company was in compliance with its debt covenants, as amended, at March 31, 2003.

NOTE 8.  CONTINGENCIES

         In 2002, Quality Services of New Jersey, LLC ("QSNJ"), a Company-owned drayage operation closed its operations in Bensalem, Pennsylvania and Harrison, New Jersey. Two unions filed unfair labor practice charges with the National Labor Relations Board ("NLRB") alleging that QSNJ, Hub Group, Inc., Hub Group New York-New Jersey, LLC and Hub City Terminals, Inc. violated various federal labor laws in connection with closing these operations. The NLRB conducted an investigation and, on April 30, 2003, issued a complaint with respect to some of the allegations. The NLRB dismissed other allegations contained in the charges.

         The NLRB is seeking to recover lost wages and benefits to former QSNJ employees, to require QSNJ operations to be restored and to offer reinstatement to former QSNJ employees. The NLRB may also seek injunctive relief requiring immediate restoration of QSNJ operations. The Company believes its actions were in compliance with the law and intends to vigorously defend itself in this action. While the Company cannot presently estimate the outcome of any NLRB hearing, the costs, should the matter be resolved unfavorably to the Company, could materially adversely affect the Company's results of operations.

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

           The Company incurred approximately $850,000 of professional fees during the three months ended March 31, 2003, related to ordinary course of business litigation, including a customer dispute and legal fees incurred in connection with the suits filed by the Company against three former Hub Presidents who left the Company and violated their non-competition agreements. Hub secured temporary injunctions against the three former Hub Presidents in February 2003. During the three months ended March 31, 2002, the Company incurred approximately $1,000,000 of professional fees related to the investigation and restatement of Hub Distribution Services 2001 and prior financial statements.

                                 HUB GROUP, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

REVENUE

         Revenue for the quarter increased 7.9% to $329.3 million in 2003 from $305.3 million in 2002. Intermodal revenue increased 8.5% to $233.2 million from $214.9 million in 2002 due to increased volume from existing customers and price increases due to increased transportation costs. Truckload brokerage revenue decreased 8.9% to $48.7 million from $53.5 million in 2002 due primarily to a strategic decision to support logistics customer growth with traditional brokerage resources. Supply chain solutions logistics revenue increased 80.5% to $31.8 million from $17.6 million in 2002 due primarily to increased volume from new customers added in 2002 and existing customers. In addition, Hub Group Distribution Services ("HGDS") revenue decreased 19.8% to $15.5 million in 2003 from $19.3 million in 2002 due to the previously disclosed loss of a large logistics customer in 2002 partially offset by an increase in installation business.

GROSS MARGIN

         Gross margin increased to $42.1 million in 2003 from $41.0 million in 2002. As a percent of revenue, gross margin decreased to 12.8% in 2003 from 13.4% in 2002. During the first quarter of 2002, the Company revised its estimate of accrued transportation costs resulting in an increase in gross margin of approximately $2.8 million in the quarter. Gross margin as a percentage of revenue decreased primarily as a result of the revised estimate of accrued transportation costs of $2.8 million in 2002 offset by changes in customer mix and competitively pricing increased transportation costs.

SALARIES AND BENEFITS

            Salaries and benefits decreased to $23.3 million in 2003 from $23.6 million in 2002. As a percentage of revenue, salaries and benefits decreased to 7.1% from 7.7% in 2002 due primarily to a decrease in headcount and an increase in revenue.

SELLING, GENERAL AND ADMINISTRATIVE

            Selling, general and administrative expenses increased to $11.8 million in 2003 from $11.5 million in 2002. As a percentage of revenue, these expenses decreased to 3.6% in 2003 from 3.8% in 2002. The decrease as a percentage of revenue is primarily attributed to an increase in revenue and a decrease in professional fees. The Company incurred approximately $850,000 of professional fees during the three months ended March 31, 2003, related to ordinary course of business litigation, including a customer dispute and legal fees incurred in connection with the suits filed by the Company against three former Hub Presidents who left the Company and violated their non-competition agreements. Hub secured temporary injunctions against the three former Hub Presidents in February 2003. For the three months ended March 31, 2002, the Company incurred approximately $1,000,000 of professional fees related to the investigation and restatement of HGDS' 2001 and prior financial statements.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

         Depreciation and amortization decreased to $2.6 million in 2003 from $2.7 million in 2002. This expense as a percentage of revenue decreased to 0.8% from 0.9% in 2002. The decrease in expense in 2003 is due primarily to a lower amount of leasehold improvements and furniture and fixtures being depreciated and amortized in 2003 as a result of the asset retirements in connection with the relocation of the Company's headquarters and HGDS.

OTHER INCOME (EXPENSE)

        Interest expense decreased to $2.1 million in 2003 from $2.3 million in 2002. The decrease in interest expense is due primarily to lower interest rates.

        Interest income decreased to $0.05 million in 2003 from $0.07 million in 2002 primarily as a result of lower customer finance charges.

MINORITY INTEREST

        Minority interest was a $0.5 million benefit in 2002. Minority interest represented the 35% interest in HGDS prior to the Company's purchase of this interest in August 2002.

PROVISION FOR INCOME TAXES

        The provision for income taxes increased to $0.9 million in 2003 compared to $0.7 million in 2002. The Company provided for income taxes using an effective rate of 41.0% in 2003 and 2002.

NET INCOME

        Net income increased to $1.4 million in 2003 from $0.9 million in 2002.

EARNINGS PER COMMON SHARE

        Basic and diluted earnings per common share increased to $0.18 in 2003 from $0.12 in 2002.


LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

        Cash provided by operating activities for the three months ended
March 31, 2003, was approximately $2.5 million, which resulted primarily from net income from operations, non-cash charges of $3.5 million and a net decrease in working capital of $2.2 million. The decrease in the net working capital deficit was primarily related to an increase in accounts receivable as a result of the Company's sales growth and a decrease in accounts payable offset by an increase in accrued expenses.

        Net cash used in investing activities for the three months ended
March 31, 2003, was $0.5 million and related to capital expenditures principally made to enhance the Company's information system capabilities.

        The net cash used in financing activities for the three months ended March 31, 2003, was $2.0 million and related primarily to scheduled payments on the Company's term debt and capital leases.

        The Company does not believe its net working capital deficit impairs its ability to meet obligations as they become due. The Company had $24.3 million of unused and available borrowings under its bank revolving line of credit at March 31, 2003 and December 31, 2002.

        The Company has standby letters of credit that expire from 2003 to 2012. As of March 31, 2003, the letters of credit were $725,000.

OUTLOOK, RISKS AND UNCERTAINTIES

        Except for historical data, the information contained in this Quarterly Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to, those contained in this "Outlook, Risks and Uncertainties" section regarding expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The Company assumes no liability to update any such forward-looking statements. In addition to those mentioned elsewhere in this section, such risks and uncertainties include the impact of competitive pressures in the marketplace, including the entry of new, web-based competitors and direct marketing efforts by the railroads, the degree and rate of market growth in the intermodal and highway transportation markets served by the Company, changes in rail and truck capacity, further consolidation of rail carriers, deterioration in relationships with existing rail carriers, rail service conditions, changes in governmental regulation, adverse weather conditions, fuel shortages, changes in the cost of services from rail, drayage and other vendors, the situation in the Middle East and fluctuations in interest rates.

DEPRECIATION AND AMORTIZATION OF PROPERTY AND EQUIPMENT

        Management estimates that depreciation and amortization of property and equipment will most likely remain relatively constant throughout the year. The most significant factor contributing to the relative consistency, as opposed to an increase, in depreciation and amortization is the reduction in the amount of internally developed software expected to be capitalized in 2003.


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

PART II. OTHER  INFORMATION

Item 1.           Legal Proceedings.

                  In 2002, Quality Services of New Jersey, LLC ("QSNJ"), a Company-owned drayage operation closed its operations in Bensalem, Pennsylvania and Harrison, New Jersey. Two unions filed unfair labor practice charges with the National Labor Relations Board ("NLRB") alleging that QSNJ, Hub Group, Inc., Hub Group New York-New Jersey, LLC and Hub City Terminals, Inc. violated various federal labor laws in connection with closing these operations. The NLRB conducted an investigation and, on April 30, 2003, issued a complaint with respect to some of the allegations. The NLRB dismissed other allegations contained in the charges.

                  The NLRB is seeking to recover lost wages and benefits to former QSNJ employees, to require QSNJ operations to be restored and to offer reinstatement to former QSNJ employees. The NLRB may also seek injunctive relief requiring immediate restoration of QSNJ operations. The Company believes its actions were in compliance with the law and intends to vigorously defend itself in this action. While the Company cannot presently estimate the outcome of any NLRB hearing, the costs, should the matter be resolved unfavorably to the Company, could materially adversely affect the Company's results of operations.


Item 6.           None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUB GROUP, INC.


DATE:  May 5, 2003                            /S/ THOMAS M. WHITE
                                              -------------------
                                              Thomas M. White
                                              Senior Vice President-Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                  CERTIFICATION


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

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE:  MAY 5, 2003


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

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE:  MAY 5, 2003


                                       /S/ THOMAS M. WHITE
                                       Name:  Thomas M. White
                                       Title:  Senior Vice President-Finance and
                                               Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.

99.2     Section 906 Certification.