Form 10-Q
period 2003-06-30
HUB GROUP INC
filed 2003-08-07
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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
(630) 271-3600
(Registrant’s telephone number, including area code)

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

        On August 6, 2003, the registrant had 7,046,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

Page

                                       PART I. Financial Information:

Hub Group, Inc. - Registrant
Unaudited Condensed Consolidated Balance Sheets - June 30, 2003 and
December 31, 2002	3
Unaudited Condensed Consolidated Statements of Operations - Three Months and
Six Months Ended June 30, 2003 and 2002	4
Unaudited Condensed Consolidated Statement of Stockholders' Equity - Six
Months Ended June 30, 2003	5
Unaudited Condensed Consolidated Statements of Cash Flows - Six
Months Ended June 30, 2003 and 2002	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Management's Discussion and Analysis of Financial Condition and
Results of Operations	12
PART II. Other Information	16

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ —	$ —
Accounts receivable
Trade, net	122,642	126,736
Other	13,958	13,715
Deferred taxes	2,374	3,221
Prepaid expenses and other current assets	4,244	4,732

TOTAL CURRENT ASSETS	143,218	148,404
PROPERTY AND EQUIPMENT, net	30,422	34,209
GOODWILL, net	215,175	215,175
OTHER ASSETS	1,719	1,474

TOTAL ASSETS	$ 390,534	$ 399,262

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 118,876	$ 124,980
Other	2,267	3,226
Accrued expenses
Payroll	11,178	10,275
Other	11,001	8,971
Current portion of long-term debt	8,034	8,061

TOTAL CURRENT LIABILITIES	151,356	155,513
LONG-TERM DEBT, EXCLUDING CURRENT PORTION	84,020	94,027
DEFERRED TAXES	17,912	15,382
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
issued or outstanding in 2003 and 2002	—	—
Common stock,
Class A: $.01 par value; 12,337,700 shares authorized; 7,046,250 shares
issued and outstanding in 2003 and 2002	70	70
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued
and outstanding in 2003 and 2002	7	7
Additional paid-in capital	110,819	110,819
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	41,808	38,902
Accumulated other comprehensive loss	—	—

TOTAL STOCKHOLDERS' EQUITY	137,246	134,340

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 390,534	$ 399,262

        See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$ 331,651	$ 327,595	$ 660,934	$ 632,894
Transportation costs	288,191	290,999	575,424	555,289

Gross margin	43,460	36,596	85,510	77,605
Costs and expenses:
Salaries and benefits	22,853	23,348	46,181	46,945
Selling, general and administrative	12,105	11,610	23,891	23,123
Depreciation and amortization of property and equipment	2,588	2,535	5,149	5,207

Total costs and expenses	37,546	37,493	75,221	75,275
Operating income (loss)	5,914	(897)	10,289	2,330

Other income (expense):
Interest expense	(2,010)	(2,482)	(4,096)	(4,768)
Interest income	25	54	75	121
Other, net	49	60	13	122

Total other expense	(1,936)	(2,368)	(4,008)	(4,525)
Income (loss) before minority interest and provision for income taxes	3,978	(3,265)	6,281	(2,195)

Minority interest	—	—	—	(524)

Income (loss) before provision for (benefit from) income taxes	3,978	(3,265)	6,281	(1,671)
Provision for (benefit from) income taxes	2,431	(1,038)	3,375	(384)

Net income (loss)	$ 1,547	$ (2,227)	$ 2,906	$ (1,287)

Basic earnings (loss) per common share	$ 0.20	$ (0.29)	$ 0.38	$ (0.17)

Diluted earnings (loss) per common share	$ 0.20	$ (0.29)	$ 0.37	$ (0.17)

Basic weighted average number of shares outstanding	7,709	7,709	7,709	7,709

Diluted weighted average number of shares outstanding	7,824	7,709	7,773	7,709

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2003
(in thousands, except shares)

June 30, 2003
Class A and B Common Stock Shares
Beginning of year	7,708,546

Ending balance	7,708,546

Class A and B Common Stock Amount
Beginning of year	$77

Ending balance	77

Additional Paid-in Capital
Beginning of year	110,819

Ending balance	110,819

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)

Ending balance	(15,458)

Retained Earnings
Beginning of year	38,902
Net income	2,906

Ending balance	41,808

Stockholders' Equity
Beginning of year	134,340
Net income	2,906

Ending Balance	$137,246

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 2,906	$(1,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,174	5,284
Deferred taxes	3,375	(384)
Minority interest	—	(524)
Loss on sale of assets	8	48
Other assets	(243)	(56)
Changes in working capital:
Accounts receivable, net	3,851	(1,795)
Prepaid expenses and other current assets	488	269
Accounts payable	(7,063)	4,222
Accrued expenses	2,933	(7,355)

Net cash provided by (used in) operating activities	11,429	(1,578)

Cash flows from investing activities:
Purchases of property and equipment, net	(1,395)	(3,394)

Net cash used in investing activities	(1,395)	(3,394)

Cash flows from financing activity:
Net (payments) borrowings on revolver	(6,034)	8,972
Payments on long-term debt	(4,000)	(4,000)

Net cash (used in) provided by financing activities	(10,034)	4,972

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents beginning of period	—	—

Cash and cash equivalents end of period	$ —	$ —

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 3,415	$ 4,152
Non-cash activity:
Unrealized income on derivative instrument	$ —	$ 261

        See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      Interim Financial Statements

        The accompanying unaudited condensed consolidated financial statements of Hub Group, Inc. (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures contained herein are adequate to make the information presented not misleading.

        The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations for the three months and six months ended June 30, 2003 and 2002.

        These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.      Revenue Recognition

        The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition.” Accordingly, revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured. In accordance with EITF 91-9, revenue and related transportation costs are recognized based on relative transit time. Further, Hub reports its revenue on a gross basis in accordance with the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Hub is the primary obligor as the Company is responsible for providing the service desired by the customer. The customer views Hub as responsible for fulfillment including the acceptability of the service. Services requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. Hub has discretion in setting sales prices and as a result, the amount Hub earns varies. In addition, Hub has the discretion to select its vendors from multiple suppliers for the services ordered by customers. Finally, Hub has credit risk for its receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on a gross basis.

NOTE 3.      Use of Estimates

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

        During the first quarter of 2002, the Company revised its estimate in accrued transportation costs resulting in an increase in pretax income of approximately $2.8 million in the quarter.

NOTE 4.      Restructuring Charges

        In the fourth quarter of 2002, the Company recorded a $458,000 liability for the remaining lease obligation related to a closed facility in New Jersey. Approximately $360,000 of the lease obligation remains as of June 30, 2003 as lease payments made during the six-month period ended June 30, 2003 were $98,000.

        During the quarter ended June 30, 2003, the Company recorded a $180,000 liability for the estimated remaining lease obligation related to a facility in Detroit.

        During the three months ended June 30, 2003, the Company recorded a severance charge for 28 employees of $159,000. During the six months ended June 30, 2003, the Company recorded a severance charge for 51 employees of $291,000. All of these severance payments were made as of June 30, 2003.

NOTE 5.      Stock Based Compensation

        Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at fair market value and therefore recognizes no compensation expense.

        The following table illustrates the effect on the net income (loss) and net income (loss) per share for the quarters ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$1,547	$(2,227)	$2,906	$ (1,287)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all
awards, net of related tax effects	(186)	(161)	(364)	(320)

Net income (loss), pro forma	$1,361	$(2,388)	$2,542	$ (1,607)

Earnings (loss) per share:
Basic-- as reported	$0.20	$(0.29)	$0.38	$ (0.17)

Basic-- pro forma	$0.18	$(0.31)	$0.33	$ (0.21)

Diluted-- as reported	$0.20	$(0.29)	$0.37	$ (0.17)

Diluted-- pro forma	$0.17	$(0.31)	$0.33	$ (0.21)

Dividend Yield	$0.00	$0.00	$0.00	$ 0.00

        The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 3.6% and 3.4% for 2003 and 2002, respectively, stock price volatility factor of 40.0% for both 2003 and 2002, and an expected life of the options of six years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted during the three months ended June 30, 2003 was $2.95 and for the six months ended June 30, 2003 and 2002 was $2.35 and $3.51, respectively. There were no options granted during the three months ended June 30, 2002. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management’s opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future periods because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

NOTE 6.      Earnings (Loss) Per Share

        The following is a reconciliation of the Company’s earnings (loss) per share:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings (Loss) Per Share
Income (loss) available to
common stockholders	$1,547	7,709	$0.20	$(2,227)	7,709	$(0.29)
Effect of Dillutive Securities
Stock options	—	115	—	—	—	—

Diluted Earnings (Loss) Per Share
Income (loss) available to
common stockholders
plus assumed exercises	$1,547	7,824	$0.20	$(2,227)	7,709	$(0.29)

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings (Loss) Per Share
Income (loss) available to
common stockholders	$2,906	7,709	$0.38	$(1,287)	7,709	$(0.17)
Effect of Dillutive Securities
Stock options	—	64	—	—	—	—

Diluted Earnings (Loss) Per Share
Income (loss) available to
common stockholders
plus assumed exercises	$2,906	7,773	$0.37	$(1,287)	7,709	$(0.17)

        Stock options that were not included in diluted weighted-average shares because they would have been anti-dilutive were 878,550 and 987,900 for the three months ending June 30, 2003 and 2002, respectively. Stock options that were not included in diluted weighted average shares because they would have been anti-dilutive were 956,050 and 954,775 for the six months ended June 30, 2003 and 2002, respectively.

NOTE 7.      Property and Equipment

        Property and equipment consist of the following (in thousands):

	June 30, 2003	December 31, 2002
Building and improvements	$ 57	$ 57
Leasehold improvements	565	1,582
Computer equipment and software	49,638	52,095
Furniture and equipment	6,133	8,234
Transportation equipment and automobiles	1,930	2,127

	58,323	64,095
Less: Accumulated depreciation and amortization	(27,901)	(29,886)

Property and Equipment, net	$ 30,422	$ 34,209

        During the six months ended June 30, 2003, the Company wrote-off the cost and accumulated depreciation associated with fully depreciated retired assets.

NOTE 8.      Debt

The Company’s outstanding debt is as follows (in thousands):

	June 30, 2003	December 31, 2002
Bank revolving line of credit. At June 30, 2003 and December 31, 2002, the	$ 19,000	$ 25,000
interest rate was 4.16% and 4.18%, respectively
Term notes with quarterly payments of $2,000,000 and a
balloon payment of $9,000,000 due June 24, 2005; interest is due quarterly at a floating rate based upon LIBOR (London Interbank
Offered Rate) or Prime rate. At June 30, 2003 and December 31, 2002,
the weighted average interest rate was 4.35% and 4.40%, respectively	23,000	27,000
Notes due on June 25, 2009 with annual payments of $10,000,000 commencing on June 25, 2005; interest is paid quarterly at a fixed rate of 9.14%
during 2003 and 2002	50,000	50,000
Capital lease obligations, collateralized by certain equipment	54	88
Total long-term debt	92,054	102,088

Less current portion	(8,034)	(8,061)

	$ 84,020	$ 94,027

        The Company had $30.3 million and $24.3 million of available borrowings under the revolving line of credit at June 30, 2003 and December 31, 2002, respectively. The Company was in compliance with its debt covenants at June 30, 2003.

NOTE 9.      Income Taxes

        The provision for income taxes for the three months ended and six months ended June 30, 2003 includes $800,000 associated with the write off of deferred tax assets related to the Illinois Research and Development credit. On June 20, 2003, the governor of Illinois signed legislation that eliminates the Illinois Research and Development credit and the use of any credit carryforwards for any year ending on or after December 31, 2003.

NOTE 10.      Contingencies

        In 2002, Quality Services of New Jersey, LLC (“QSNJ”), a Company-owned drayage operation, closed its operations in Bensalem, Pennsylvania and Harrison, New Jersey. Two unions filed unfair labor practice charges with the National Labor Relations Board (“NLRB”) alleging that QSNJ, Hub Group, Inc., Hub Group New York-New Jersey, LLC and Hub City Terminals, Inc. violated various federal labor laws in connection with closing these operations. The NLRB conducted an investigation and, on April 30, 2003, issued a complaint with respect to some of the allegations. The NLRB dismissed other allegations contained in the charges.

         In May 2003, the NLRB demanded QSNJ restore operations, reinstate its former employees and pay approximately $500,000 of lost wages and benefits to its former employees. The Company believes its actions were in compliance with the law and intends to vigorously defend itself in this action. While the Company cannot presently estimate the outcome of any NLRB hearing, the costs, should the matter be resolved unfavorably to the Company, could materially adversely affect the Company’s results of operations.

        In addition, the Company is a party to litigation incident to its business, including claims for freight lost or damaged in transit, improperly shipped or improperly warehoused. Some of the lawsuits to which the Company is party are covered by insurance and are being defended by the Company’s insurance carriers. Some of the lawsuits are not covered by insurance and are being defended by the Company. Management does not believe that the outcome of this litigation will have a materially adverse effect on the Company’s financial position.

        The Company incurred approximately $474,000 of professional fees during the three months ended June 30, 2003, related to ordinary course of business litigation, including a dispute with a former customer and legal fees incurred in connection with the suits filed by the Company against three former Hub Presidents who left the Company and violated their non-competition agreements. Hub secured temporary injunctions against the three former Hub Presidents in February 2003. During the three months ended June 30, 2002, the Company incurred approximately $300,000 of professional fees related to the investigation and restatement of Hub Distribution Services 2001 and prior financial statements.

HUB GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Revenue

        Revenue for Hub Group, Inc. (the “Company”) increased 1.2% to $331.7 million in 2003 from $327.6 million in 2002. Intermodal revenue decreased 3.2% to $234.7 million from $242.5 million in 2002 due primarily to a decrease in volume. Truckload brokerage revenue decreased 3.9% to $48.5 million from $50.4 million in 2002 due primarily to a strategic decision to support logistics customer growth with traditional brokerage resources. Supply chain solutions logistics revenue increased 107.4% to $32.6 million from $15.7 million in 2002 due primarily to increased volume from new customers added in 2002 and existing customers. In addition, Hub Group Distribution Services (“HGDS”) revenue decreased 16.3% to $15.9 million in 2003 from $19.0 million in 2002 due to the previously disclosed loss of a large logistics customer and transferring certain HGDS customers to another Hub subsidiary in 2002 offset by an increase in installation business.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased 18.8% to $43.5 million in 2003 from $36.6 million in 2002. As a percent of revenue, gross margin increased to 13.1% in 2003 from 11.2% in 2002. The increase in margin as a percent of revenue is primarily due to changes in customer mix, competitively pricing increased costs and improvements in purchasing transportation services.

Salaries and Benefits

        Salaries and benefits decreased to $22.9 million in 2003 from $23.3 million in 2002. As a percentage of revenue, salaries and benefits decreased to 6.9% from 7.1% in 2002 due primarily to a decrease in headcount and an increase in revenue.

Selling, General and Administrative

        Selling, general and administrative expenses increased to $12.1 million in 2003 from $11.6 million in 2002. As a percentage of revenue, these expenses increased slightly to 3.6% in 2003 from 3.5% in 2002. The increase as a percentage of revenue is primarily attributed to an increase in outside services, bad debts, insurance and sales commissions. The Company incurred approximately $0.5 million of professional fees during the three months ended June 30, 2003, related to ordinary course of business litigation, including a dispute with a former customer and legal fees incurred in connection with the suits filed by the Company against three former Hub Presidents who left the Company and violated their non-competition agreements. During the three months ended June 30, 2002, the Company incurred approximately $0.3 million of professional fees related to the investigation and restatement of HGDS’ 2001 and prior financial statements. Bad debt expense increased approximately $0.3 million primarily due to customer bankruptcies. Insurance expense increased approximately $0.2 million due to increased premiums. Outside sales commissions increased approximately $0.2 million due to increased revenues and margins. These increases in selling, general and administrative expenses were offset by a decrease in auto, travel and various miscellaneous expenses.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization increased to $2.6 million in 2003 from $2.5 million in 2002. This expense as a percentage of revenue is 0.8%, the same as in 2002.

Other Income (Expense)

        Interest expense decreased to $2.0 million in 2003 from $2.5 million in 2002. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year.

        Interest income decreased to $25,000 in 2003 from $54,000 in 2002 primarily as a result of lower customer finance charges.

Provision for (Benefit from) Income Taxes

        The provision for income taxes increased to $2.4 million in 2003 compared to a tax benefit of $1.0 million in 2002. The increase in the effective rate is primarily due to the write-off of $0.8 million of deferred tax assets associated with the Illinois Research and Development tax credit carryforwards which were eliminated by Illinois law enacted on June 20, 2003.

Net Income (Loss)

        Net income increased to $1.5 million in 2003 compared to a net loss of $2.2 million in 2002.

Earnings (Loss) Per Common Share

        Basic and diluted earnings per common share increased to income of $0.20 in 2003 from a loss of $0.29 in 2002.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenue

        Revenue for the Company increased 4.4% to $661.0 million in 2003 from $632.9 million in 2002. Intermodal revenue increased 2.3% to $468.0 million from $457.4 million in 2002 due to increase in volume and price increases due to increased transportation costs. Truckload brokerage revenue decreased 6.4% to $97.2 million from $103.9 million in 2002 due primarily to a strategic decision to support logistics customer growth with traditional brokerage resources. Supply chain solutions logistics revenue increased 93.2% to $64.4 million from $33.4 million in 2002 due primarily to increased volume from both new and existing customers. In addition, HGDS’ revenue decreased 18.1% to $31.3 million in 2003 from $38.2 million in 2002 due to the previously disclosed loss of a large logistics customer and transferring certain HGDS customers to another Hub subsidiary in 2002 offset by an increase in installation business.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased to $85.5 million in 2003 from $77.6 million in 2002. As a percent of revenue, gross margin increased to 12.9% in 2003 from 12.3% in 2002. The increase in margin as a percent of revenue is primarily due to changes in customer mix, competitively pricing increased costs and improvements in purchasing transportation services. During the first quarter of 2002, the Company revised its estimate of accrued transportation costs resulting in an increase in gross margin of approximately $2.8 million in the quarter.

Salaries and Benefits

        Salaries and benefits decreased to $46.2 million in 2003 from $46.9 million in 2002. As a percentage of revenue, salaries and benefits decreased to 7.0% from 7.4% in 2002 due primarily to a decrease in headcount and an increase in revenue.

Selling, General and Administrative

         Selling, general and administrative expenses increased to $23.9 million in 2003 from $23.1 million in 2002. The increase is primarily attributed to an increase in insurance and outside services. Insurance expense increased approximately $0.5 million due to increased premiums. Outside services increased approximately $0.5 million related to litigation involving various matters including disputes with three former Hub Presidents and a former customer.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization decreased to $5.1 million in 2003 from $5.2 million in 2002. This expense as a percentage of revenue is 0.8%, the same as in 2002.

Other Income (Expense)

        Interest expense decreased to $4.1 million in 2003 from $4.8 million in 2002. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year.

        Interest income decreased to $75,000 in 2003 from $121,000 in 2002 primarily as a result of lower customer finance charges.

Minority Interest

        Minority interest was a $0.5 million benefit in 2002. Minority interest represented the 35% interest in HGDS prior to the Company’s purchase of this interest in August 2002.

Provision for (Benefit from) Income Taxes

        The provision for income taxes increased to $3.4 million in 2003 compared to a tax benefit of $0.4 million in 2002. The increase in the effective rate is primarily due to the write-off of $0.8 million of deferred tax assets associated with the Illinois Research and Development tax credit carryforwards which were eliminated by Illinois law enacted on June 20, 2003.

Net Income (Loss)

        Net income increased to $2.9 million in 2003 compared to a net loss of $1.3 million in 2002.

Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share increased to income of $0.38 in 2003 from a loss of $0.17 in 2002. Diluted earnings (loss) per common share increased to income of $0.37 in 2003 from a loss of $0.17 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

        Cash provided by operating activities for the six months ended June 30, 2003, was approximately $11.4 million, which resulted primarily from net income from operations, non-cash charges of $8.6 million and a net increase in working capital of $0.2 million. The increase in the net working capital was primarily related to a decrease in accounts receivable related to enhanced collection efforts and a decrease in accounts payable offset by an increase in accrued expenses.

        Net cash used in investing activities for the six months ended June 30, 2003, was $1.4 million and related to capital expenditures principally made to enhance the Company’s information system capabilities.

        The net cash used in financing activities for the six months ended June 30, 2003, was $10.0 million and related primarily to scheduled payments on the Company’s term debt and capital leases and payments on the revolver.

        The Company does not believe its working capital deficit impairs its ability to meet obligations as they become due. The Company had $30.3 million and $24.3 million of available borrowings under the revolving line of credit at June 30, 2003 and December 31, 2002, respectively.

OUTLOOK, RISKS AND UNCERTAINTIES

        Except for historical data, the information contained in this Quarterly Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to, those contained in this “Outlook, Risks and Uncertainties” section regarding expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The Company assumes no liability to update any such forward-looking statements. In addition to those mentioned elsewhere in this section, such risks and uncertainties include the impact of competitive pressures in the marketplace, including the entry of new, web-based competitors and direct marketing efforts by the railroads, the degree and rate of market growth in the intermodal and highway transportation markets served by the Company, changes in rail and truck capacity, further consolidation of rail carriers, deterioration in relationships with existing rail carriers, rail service conditions, changes in governmental regulation, adverse weather conditions, fuel shortages, changes in the cost of services from rail, drayage and other vendors, the situation in the Middle East and fluctuations in interest rates.

Revenue and Selling, General and Administrative Expenses

        HGDS’ largest customer, for which HGDS installs point-of-purchase displays, has notified the Company of a significant change in its strategy related to its displays. This has resulted in a significant decrease in revenue for this customer during the third quarter to date. Should this customer continue with this strategy, management believes the revenue for this customer will continue at significantly lower levels than those experienced in the second half of 2002 which could negatively impact gross margin and profitability. As a result of the decrease in revenue, the Company implemented a cost reduction program at HGDS. During July 2003, HGDS informed 47 individuals that their employment was either terminated or would be terminated in the next few months as a result of downsizing and closing a facility. Related restructuring costs are estimated to be between $600,000 and $800,000 and will be recorded during the third quarter of 2003.

        The Company expects that supply chain solutions logistics revenue will continue to increase; however, the Company estimates that the growth rate may not continue at the same level that was experienced during the first six months of 2003.

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

CONTROLS AND PROCEDURES

        As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2003. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II.      Other Information

Item 1.                  Legal Proceedings.

In 2002, Quality Services of New Jersey, LLC (“QSNJ”), a Company-owned drayage operation, closed its operations in Bensalem, Pennsylvania and Harrison, New Jersey. Two unions filed unfair labor practice charges with the National Labor Relations Board (“NLRB”) alleging that QSNJ, Hub Group, Inc., Hub Group New York-New Jersey, LLC and Hub City Terminals, Inc. violated various federal labor laws in connection with closing these operations. The NLRB conducted an investigation and, on April 30, 2003, issued a complaint with respect to some of the allegations. The NLRB dismissed other allegations contained in the charges.

In May 2003, the NLRB demanded QSNJ restore operations, reinstate its former employees and pay approximately $500,000 of lost wages and benefits to its former employees. The Company believes its actions were in compliance with the law and intends to vigorously defend itself in this action. While the Company cannot presently estimate the outcome of any NLRB hearing, the costs, should the matter be resolved unfavorably to the Company, could materially adversely affect the Company’s results of operations.

Item 4.                  Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 13, 2003. At this meeting, the following six directors were reelected with the following votes: Phillip C. Yeager: 17,199,441 votes for and 81,120 votes withheld; David P. Yeager: 17,199,441 votes for and 81,120 votes withheld; Thomas L. Hardin: 17,199,441 votes for and 81,120 votes withheld; Gary D. Eppen: 17,199,441 votes for and 81,120 votes withheld; Charles R. Reaves: 17,199,441 votes for and 81,120 votes withheld; Martin P. Slark: 17,199,441 votes for and 81,120 votes withheld.

Item 6.                  Exhibits and Reports on Form 8-K

(a)	A list of exhibits included as part of this report is set forth in the Exhibit Index incorporated herein by this reference.

(b)

Reports on Form 8-K. The Company filed a Report on Form 8-K on May 2, 2003, reporting in Item 9 that it was attaching as an exhibit a press release containing operating results for the first quarter of 2003.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HUB GROUP, INC.

DATE: August 6, 2003	/s/ Thomas M. White
Thomas M. White
Senior Vice President-
Chief Financial Officer and
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.           Description

31.1	Certification of David P. Yeager, Vice Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K

31.2	Certification of Thomas M. White, Senior Vice President-Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K

32.1	Certification of David P. Yeager and Thomas M. White, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K