Form 10-Q
period 2003-09-30
HUB GROUP INC
filed 2003-11-05
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

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

        On November 4, 2003, the registrant had 7,063,250 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

Page

                                       PART I. Financial Information:

Hub Group, Inc. - Registrant
Unaudited Condensed Consolidated Balance Sheets - September 30, 2003 and
December 31, 2002	3
Unaudited Condensed Consolidated Statements of Operations - Three Months and
Nine Months Ended September 30, 2003 and 2002	4
Unaudited Condensed Consolidated Statement of Stockholders' Equity - Nine
Months Ended September 30, 2003	5
Unaudited Condensed Consolidated Statements of Cash Flows - Nine
Months Ended September 30, 2003 and 2002	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Management's Discussion and Analysis of Financial Condition and
Results of Operations	12
PART II. Other Information	16

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ —	$ —
Accounts receivable
Trade, net	133,466	126,736
Other	6,432	13,715
Deferred taxes	3,221	3,221
Prepaid expenses and other current assets	4,933	4,732

TOTAL CURRENT ASSETS	148,052	148,404
PROPERTY AND EQUIPMENT, net	29,534	34,209
GOODWILL, net	215,175	215,175
OTHER ASSETS	1,584	1,474

TOTAL ASSETS	$ 394,345	$ 399,262

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 120,915	$ 124,980
Other	3,066	3,226
Accrued expenses
Payroll	14,601	10,275
Other	12,444	8,971
Current portion of long-term debt	8,027	8,061

TOTAL CURRENT LIABILITIES	159,053	155,513
LONG-TERM DEBT, EXCLUDING CURRENT PORTION	74,017	94,027
DEFERRED TAXES	21,121	15,382
CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
issued or outstanding in 2003 and 2002	—	—
Common stock,
Class A: $.01 par value; 12,337,700 shares authorized; 7,048,250 shares issued and outstanding in 2003 and 7,046,250 issued and outstanding
in 2002	70	70
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued
and outstanding in 2003 and 2002	7	7
Additional paid-in capital	110,841	110,819
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	44,694	38,902

TOTAL STOCKHOLDERS' EQUITY	140,154	134,340

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 394,345	$ 399,262

        See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$ 339,484	$ 356,666	$ 1,000,418	$ 989,560
Transportation costs	296,023	314,385	871,447	869,674

Gross margin	43,461	42,281	128,971	119,886
Costs and expenses:
Salaries and benefits	22,508	23,294	68,689	70,239
Selling, general and administrative	11,041	11,822	34,932	34,945
Depreciation and amortization of property and equipment	2,716	2,652	7,865	7,859

Total costs and expenses	36,265	37,768	111,486	113,043

Operating income	7,196	4,513	17,485	6,843
Other income (expense):
Interest expense	(1,885)	(2,539)	(5,981)	(7,307)
Interest income	43	45	118	166
Other, net	46	153	59	275

Total other expense	(1,796)	(2,341)	(5,804)	(6,866)
Income (loss) before minority interest and provision for income taxes	5,400	2,172	11,681	(23)

Minority interest	—	—	—	(524)

Income before provision for income taxes	5,400	2,172	11,681	501
Provision for income taxes	2,514	793	5,889	409

Net income	$ 2,886	$ 1,379	$ 5,792	$ 92

Basic earnings per common share	$ 0.37	$ 0.18	$ 0.75	$ 0.01

Diluted earnings per common share	$ 0.37	$ 0.18	$ 0.74	$ 0.01

Basic weighted average number of shares outstanding	7,709	7,709	7,709	7,709

Diluted weighted average number of shares outstanding	7,897	7,709	7,814	7,714

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2003
(in thousands, except shares)

September 30, 2003
Class A and B Common Stock Shares
Beginning of year	7,708,546
Exercise of non-qualified stock options	2,000

Ending balance	7,710,546

Class A and B Common Stock Amount
Beginning of year	$77

Ending balance	77

Additional Paid-in Capital
Beginning of year	110,819
Exercise of non-qualified stock options	22

Ending balance	110,841

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)

Ending balance	(15,458)

Retained Earnings
Beginning of year	38,902
Net income	5,792

Ending balance	44,694

Stockholders' Equity
Beginning of year	134,340
Exercise of non-qualified stock options	22
Net income	5,792

Ending Balance	$140,154

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$ 5,792	$ 92
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	7,908	7,952
Deferred taxes	5,739	409
Minority interest	—	(524)
Gain on sale of assets	(60)	(39)
Other assets	(110)	59
Changes in working capital:
Accounts receivable, net	553	(3,305)
Prepaid expenses and other current assets	(201)	(789)
Accounts payable	(4,225)	3,541
Accrued expenses	7,799	(3,716)

Net cash provided by operating activities	23,195	3,680

Cash flows from investing activities:
Purchase of minority interest	—	(4,000)
Purchases of property and equipment, net	(3,173)	(4,640)

Net cash used in investing activities	(3,173)	(8,640)

Cash flows from financing activity:
Proceeds from exercise of non-qualified stock options	22	—
Net (payments) borrowings on revolver	(14,044)	10,960
Payments on long-term debt	(6,000)	(6,000)

Net cash (used in) provided by financing activities	(20,022)	4,960

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents beginning of period	—	—

Cash and cash equivalents end of period	$ —	$ —

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 4,951	$ 6,333
Non-cash activity:
Unrealized income on derivative instrument	$ —	$ 389

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

        The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations for the three months and nine months ended September 30, 2003 and 2002.

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

NOTE 2. Revenue Recognition

        The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition.” Accordingly, revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured. In accordance with EITF 91-9, revenue and related transportation costs are recognized based on relative transit time. Further, the Company reports its revenue on a gross basis in accordance with the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company is the primary obligor as the Company is responsible for providing the service desired by the customer. The customer views the Company as responsible for fulfillment including the acceptability of the service. Services requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. The Company has discretion in setting sales prices and as a result, the amount the Company earns varies. In addition, the Company has the discretion to select its vendors from multiple suppliers for the services ordered by customers. Finally, the Company has credit risk for its receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on a gross basis.

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

        During the first quarter of 2002, the Company revised its estimate for accrued transportation costs resulting in an increase in pretax income of approximately $2.8 million in the quarter.

NOTE 4. Restructuring Charges

        In the fourth quarter of 2002, the Company recorded a $458,000 liability for the remaining lease obligation related to a closed facility in New Jersey. Approximately $321,000 of the lease obligation remains as of September 30, 2003 as lease payments made during the nine-month period ended September 30, 2003 were $137,000.

        During the quarter ended June 30, 2003, the Company recorded a liability of $180,000 for the estimated remaining lease obligation related to a facility in Detroit. Approximately $150,000 of the lease obligation remains as of September 30, 2003 as lease payments made during the three-month period ended September 30, 2003 were $30,000.

        During the three months ended September 30, 2003, the Company recorded a severance charge for 98 employees of $492,000. During the nine months ended September 30, 2003, the Company recorded a severance charge for 149 employees of $784,000. $693,000 of these severance payments were made as of September 30, 2003.

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

        The following table illustrates the effect on the net income and net income per share for the quarters ended September 30, 2003 and 2002 and the nine months ended September 30, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net income, as reported	$2,886	$1,379	$5,792	$ 92
Deduct: Total stock-based employee compensation expense determined under fair value based method for all
awards, net of related tax effects	(166)	(169)	(548)	(489)

Net income (loss), pro forma	$2,720	$1,210	$5,244	$ (397)

Earnings (loss) per share:
Basic-- as reported	$0.37	$0.18	$0.75	$ 0.01

Basic-- pro forma	$0.35	$0.16	$0.68	$ (0.05)

Diluted-- as reported	$0.37	$0.18	$0.74	$ 0.01

Diluted-- pro forma	$0.34	$0.16	$0.67	$ (0.05)

Dividend Yield	$0.00	$0.00	$0.00	$ 0.00

        The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with assumed risk-free interest rates of 3.7% and 3.4% for 2003 and 2002, respectively, stock price volatility factor of 40.0% for both 2003 and 2002, and an expected life of the options of six years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted during the three months ended September 30, 2003 and 2002 was $4.69 and $4.26, respectively and for the nine months ended September 30, 2003 and 2002 was $2.60 and $4.00, respectively. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management’s opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future periods because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

NOTE 6.      Earnings Per Share

        The following is a reconciliation of the Company’s earnings per share:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings Per Share
Income available to
common stockholders	$2,886	7,709	$0.37	$1,379	7,709	$0.18
Effect of Dilutive Securities
Stock options	—	188	—	—	—	—

Diluted Earnings Per Share
Income available to
common stockholders
plus assumed exercises	$2,886	7,897	$0.37	$1,379	7,709	$0.18

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic Earnings Per Share
Income available to
common stockholders	$5,792	7,709	$0.75	$92	7,709	$0.01
Effect of Dilutive Securities
Stock options	—	105	—	—	5	—

Diluted Earnings Per Share
Income available to
common stockholders
plus assumed exercises	$5,792	7,814	$0.74	$(92	7,714	$0.01

        Stock options that were not included in diluted weighted-average shares because they would have been anti-dilutive were 731,550 and 1,037,900 for the three months ending September 30, 2003 and 2002, respectively. Stock options that were not included in diluted weighted average shares because they would have been anti-dilutive were 881,217 and 982,483 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 7.      Property and Equipment

        Property and equipment consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Building and improvements	$ 57	$ 57
Leasehold improvements	519	1,582
Computer equipment and software	51,026	52,095
Furniture and equipment	6,019	8,234
Transportation equipment and automobiles	1,123	2,127

	58,744	64,095
Less: Accumulated depreciation and amortization	(29,210)	(29,886)

Property and Equipment, net	$ 29,534	$ 34,209

        During the nine months ended September 30, 2003, the Company wrote-off the cost and accumulated depreciation associated with fully depreciated retired assets.

NOTE 8.      Debt

The Company’s outstanding debt is as follows (in thousands):

	September 30, 2003	December 31, 2002
Bank revolving line of credit. At September 30, 2003 and December 31, 2002, the	$ 11,000	$ 25,000
weighted average interest rate was 3.37% and 4.18%, respectively
Term notes with quarterly payments of $2,000,000 and a
balloon payment of $9,000,000 due June 24, 2005; interest is due quarterly at a floating rate based upon LIBOR (London Interbank
Offered Rate) or Prime rate. At September 30, 2003 and December 31, 2002,
the weighted average interest rate was 3.60% and 4.40%, respectively	21,000	27,000
Notes due on June 25, 2009 with annual payments of $10,000,000
commencing on June 25, 2005; interest is paid quarterly at a fixed rate of 9.14%	50,000	50,000
Capital lease obligations, collateralized by certain equipment	44	88

Total long-term debt	82,044	102,088
Less current portion	(8,027)	(8,061)

	$ 74,017	$ 94,027

        The Company had $38.0 million and $24.1 million of available borrowings under the revolving line of credit at September 30, 2003 and December 31, 2002, respectively. The Company was in compliance with its debt covenants at September 30, 2003.

NOTE 9.      Income Taxes

        The provision for income taxes for the nine months ended September 30, 2003 includes $800,000 associated with the write off of deferred tax assets related to the Illinois Research and Development credit. On June 20, 2003, the governor of Illinois signed legislation that eliminates the Illinois Research and Development credit and the use of any credit carryforwards for any year ending on or after December 31, 2003.

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

        In September 2003, the Company reached an agreement with both unions completely settling this matter. In return for a payment, which is included in the Company’s selling, general and administrative expense for the nine months ended September 30, 2003, the complaint and the charges against the Company will be dismissed.

        In addition, the Company is a party to litigation incident to its business, including claims for freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which the Company is party are covered by insurance and are being defended by the Company’s insurance carriers. Some of the lawsuits are not covered by insurance and are being defended by the Company. Management does not believe that the outcome of this litigation will have a materially adverse effect on the Company’s financial position.

NOTE 11.      Subsequent Event

        In October, the Company’s Board of Directors authorized the Company to purchase up to 500,000 shares of its Class A Common Stock from time to time. The Company expects to use a portion of these shares to fund certain restricted stock grants. On October 29, 2003, the Company granted 155,850 shares of restricted stock to certain employees.

HUB GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenue

        Revenue for Hub Group, Inc. (the “Company”) decreased 4.8% to $339.5 million in 2003 from $356.7 million in 2002. Intermodal revenue decreased 7.0% to $245.3 million from $263.9 million in 2002 due primarily to a decrease in volume. Truckload brokerage revenue decreased 7.6% to $49.5 million from $53.6 million in 2002 due primarily to a strategic decision to support logistics customer growth with traditional brokerage resources. Supply chain solutions logistics revenue increased 98.4% to $36.7 million from $18.5 million in 2002 due primarily to increased volume. In addition, Hub Group Distribution Services (“HGDS”) revenue decreased 61.3% to $8.0 million in 2003 from $20.7 million in 2002 due primarily to the decrease in the installation business and transferring business to other locations in 2002.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased 2.8% to $43.5 million in 2003 from $42.3 million in 2002. As a percent of revenue, gross margin increased to 12.8% in 2003 from 11.9% in 2002. The increase in margin as a percent of revenue is primarily due to changes in customer mix and improvements in purchasing transportation services.

Salaries and Benefits

        Salaries and benefits decreased to $22.5 million in 2003 from $23.3 million in 2002. As a percentage of revenue, salaries and benefits increased to 6.6% from 6.5% in 2002 due primarily to a decrease in revenue.

Selling, General and Administrative

        Selling, general and administrative expenses decreased to $11.0 million in 2003 from $11.8 million in 2002. The selling, general and administrative expense as a percentage of revenue is 3.3%, the same as 2002. The decrease in selling, general and administrative expenses is primarily attributed to a decrease in equipment leases, automotive, meals and entertainment expenses, and bad debt expense partially offset by an increase in insurance expense. Equipment lease expense decreased by approximately $0.5 million primarily due to equipment lease buy-outs. Automotive and meals and entertainment expense decreased by approximately $0.3 million. Bad debt expense decreased approximately $0.3 million primarily due to fewer customer bankruptcies in 2003 versus 2002. Insurance expense increased approximately $0.3 million due to increased premiums.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization remained flat at $2.7 million in 2003 and 2002. This expense as a percentage of revenue is 0.8% in 2003 and 0.7% in 2002.

Other Income (Expense)

        Interest expense decreased to $1.9 million in 2003 from $2.5 million in 2002. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year.

Provision for Income Taxes

        The provision for income taxes increased to $2.5 million in 2003 compared to a tax provision of $0.8 million in 2002. The increase in the effective rate is primarily due to tax law changes.

Net Income

        Net income increased to $2.9 million in 2003 compared to $1.4 million in 2002.

Earnings Per Common Share

        Basic and diluted earnings per common share increased to $0.37 in 2003 from $0.18 in 2002.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenue

        Revenue for the Company increased 1.1% to $1,000.4 million in 2003 from $989.6 million in 2002. Intermodal revenue decreased 1.1% to $713.2 million from $721.4 million in 2002 due to a decrease in volume partially offset by price increases due to increased transportation costs. Truckload brokerage revenue decreased 6.8% to $146.7 million from $157.4 million in 2002 due primarily to a strategic decision to support logistics customer growth with traditional brokerage resources. Supply chain solutions logistics revenue increased 95.2% to $101.1 million from $51.8 million in 2002 due primarily to increased volume from both new and existing customers. In addition, HGDS’ revenue decreased 33.2% to $39.4 million in 2003 from $59.0 million in 2002 due to transferring business to other locations in 2002 and the loss of a logistics customer offset by an increase in the installation business.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased to $129.0 million in 2003 from $119.9 million in 2002. As a percent of revenue, gross margin increased to 12.9% in 2003 from 12.1% in 2002. The increase in margin as a percent of revenue is primarily due to changes in customer mix, competitively pricing increased costs and improvements in purchasing transportation services. During the first quarter of 2002, the Company revised its estimate of accrued transportation costs resulting in an increase in gross margin of approximately $2.8 million in the quarter.

Salaries and Benefits

        Salaries and benefits decreased to $68.7 million in 2003 from $70.2 million in 2002. As a percentage of revenue, salaries and benefits decreased to 6.9% from 7.1% in 2002 due primarily to a decrease in headcount and an increase in revenue.

Selling, General and Administrative

         Selling, general and administrative expenses remained constant at $34.9 million in 2003 and 2002. The selling, general and administrative expense as a percentage of revenue is 3.5%, the same as in 2002. The selling, general and administrative expense remained flat primarily due to an increase in insurance and outside service expenses offset by decreases in automotive, meals and entertainment, equipment lease expense and temporary labor services expense. Insurance expense increased approximately $0.8 million due to increased premiums. Outside services expense increased approximately $0.7 million related to litigation involving various matters including disputes with three former Hub Presidents, a former customer and the NLRB. Automotive and meals and entertainment expenses decreased by $0.7 million. Equipment lease expense decreased by approximately $0.5 million primarily due to equipment lease buy-outs. Temporary labor services decreased by approximately $0.4 million due to staffing efficiencies.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization decreased to $7.9 million in 2003 from $8.0 million in 2002. This expense as a percentage of revenue in 0.8%, the same as in 2002.

Other Income (Expense)

        Interest expense decreased to $6.0 million in 2003 from $7.3 million in 2002. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year.

        Interest income decreased to $118,000 in 2003 from $166,000 in 2002 primarily as a result of lower customer finance charges.

Minority Interest

        Minority interest was a $0.5 million benefit in 2002. Minority interest represented the 35% interest in HGDS prior to the Company’s purchase of this interest in August 2002.

Provision for Income Taxes

        The provision for income taxes increased to $5.9 million in 2003 compared to a tax benefit of $0.4 million in 2002. The increase in the effective rate is primarily due to the write-off of $0.8 million of deferred tax assets associated with the Illinois Research and Development tax credit carryforwards which were eliminated by Illinois law enacted on June 20, 2003.

Net Income

        Net income increased to $5.8 million in 2003 compared to $0.1 million in 2002.

Earnings Per Common Share

        Basic earnings per common share increased to $0.75 in 2003 from $0.01 in 2002. Diluted earnings per common share increased to $0.74 in 2003 from $0.01 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

        Cash provided by operating activities for the nine months ended September 30, 2003, was approximately $23.2 million, compared to $3.7 million for the nine months ended September 30, 2002.

        Net cash used in investing activities for the nine months ended September 30, 2003, was $3.2 million and related to capital expenditures principally made to enhance the Company’s information system capabilities. Net cash used in investing activities for the nine months ended September 30, 2002 was $8.6 million.

        The payments on the revolver of $14.0 million and scheduled payments on the Company’s term debt and capital leases of $6.0 million are included in net cash used in financing activities for the nine months ended September 30, 2003.

        The Company does not believe its working capital deficit impairs its ability to meet obligations as they become due. The Company had $38.0 million and $24.1 million of available borrowings under the revolving line of credit at September 30, 2003 and December 31, 2002, respectively.

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

Revenue and Selling, General and Administrative Expenses

        HGDS’ largest customer, for which HGDS installs point-of-purchase displays, has notified the Company of a significant change in its strategy related to its displays. This has resulted in a significant decrease in revenue for this customer during the third quarter and the fourth quarter to date. Should this customer continue with this strategy, management believes the revenue for this customer will continue at significantly lower levels than those experienced in the second half of 2002 which could negatively impact gross margin and profitability. As a result of the decrease in revenue, the Company implemented a cost reduction program at HGDS. Related severance costs were approximately $196,000 and were recorded during the third quarter of 2003. The Company expects that an HGDS facility in Michigan will be closed during the first quarter of 2004 (at which time the business handled by the Michigan location will be transferred to the Lisle facility), and expects that related restructuring charges of approximately $340,000 may be recorded during the first quarter of 2004.

        The Company expects that supply chain solutions logistics revenue will continue to increase; however, the Company estimates that the growth rate may not continue at the same level that was experienced during the first nine months of 2003.

        Certain railroads are experiencing delays which could adversely affect revenue during the fourth quarter of 2003.

        The Company expects that the wild fires in the west, which have caused service delays, may negatively affect revenue during the fourth quarter of 2003.

Depreciation and Amortization of Property and Equipment

        Management estimates that depreciation and amortization of property and equipment will increase slightly throughout the remainder of the year due primarily to lease buy-outs.

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

CONTROLS AND PROCEDURES

        As of September 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2003. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

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

In September 2003, the the Company reached an aggreement with both the unions completely settling this matter. In return for a payment, which is included in the Company's selling, general and administrative expense for the nine months ended September 30, 2003, the complaint and the charges against the Company will be dismissed.

Item 6.           Exhibits and Reports on Form 8-K

(a)	A list of exhibits included as part of this report is set forth in the Exhibit Index incorporated herein by this reference.

(b)

Reports on Form 8-K. The Company filed a Report on Form 8-K on August 5, 2003, reporting in Item 9 that it was attaching as an exhibit a press release containing operating results for the second quarter of 2003.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HUB GROUP, INC.

DATE: November 4, 2003	/s/ Thomas M. White
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