Form 10-K
period 2003-12-31
HUB GROUP INC
filed 2004-03-12
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

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

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Class A Commom Stock, $.01 par value (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PartIII of the Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No X

         The aggregate market value of the Registrant's voting stock held by non-affiliates on June 30, 2003, based upon the last reported sale price on that date on the NASDAQ National Market of $8.75 per share, was $54,074,522.

         On March 12, 2004, the registrant had 7,436,277 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of of Class B common stock, par value $.01 per share.

Documents Incorporated by Reference

         The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2004, (the "Proxy Statement") is incorporated by reference in Part III of the Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

Item 1.      BUSINESS

General

        Hub Group, Inc. (“Hub Group” or the “Company”) is a Delaware corporation that was incorporated on March 8, 1995. Since its founding as an intermodal marketing company (“IMC”) in 1971, Hub Group has grown to become the largest IMC in the United States and a full service transportation provider, offering intermodal, truck brokerage and comprehensive logistics services.

        The Company has traditionally operated through a nationwide network of operation centers or “Hubs,” with each Hub functioning as a stand-alone business managed by a local executive. Effective February 1, 2004, the Company realigned its network. Each Hub field office will be managed as a part of Hub’s national network, with individuals at the local Hubs reporting directly or indirectly to either the Company’s Executive Vice President for intermodal, highway, logistics or sales. The Company believes these changes will enable it to compete more effectively as a network.

        The Company also operates through Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”). Hub Distribution, which performs certain specialized logistics services, is responsible for its own operations, customer service, marketing and management information systems support. Unless the context otherwise requires, references to Hub Group or the Company include the Hubs, Hub Distribution and their respective subsidiaries.

Services Provided

        The Company’s transportation services can be broadly placed into the following categories:

        Intermodal As an IMC, the Company arranges for the movement of its customers’ freight in containers and trailers over long distances. Hub Group contracts with railroads to provide transportation over the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for pickup and delivery. In markets where adequate service is not available, the Company supplements third party drayage services with Company-owned drayage operations. As part of its intermodal services, the Company negotiates rail and drayage rates, electronically tracks shipments in transit, consolidates billing and handles claims for freight loss or damage on behalf of its customers.

        The Company uses its Hub network, connected through its proprietary Network Management System, to access containers and trailers owned by leasing companies, railroads and steamship lines. Each Hub is able to track trailers and containers entering its service area and reuse that equipment to fulfill its customers’ outbound shipping requirements. This effectively allows the Company to “capture” containers and trailers and keep them within the Hub network without having to make a capital investment in transportation equipment. The Company also has exclusive use of the containers in its Premier Service Network.

        Highway Services The Company arranges for the transportation of freight by truck, providing customers another option for their transportation needs. This is accomplished by matching customers’ needs with carriers’ capacity to provide the appropriate service and price combination. The Company has contracts with a substantial base of carriers allowing it to meet the varied needs of its customers. The Company negotiates rates, tracks shipments in transit and handles claims for freight loss and damage on behalf of its customers.

        The Company’s brokerage operation also provides customers with specialized programs. Through the Dedicated Trucking program, certain carriers have informally agreed to move freight for Hub’s customers on a continuous basis. This arrangement allows the Company to effectively meet its customer’s needs without owning the equipment. Through the Core Carrier-Plus One program, the Company assumes the responsibility for over-the-road truckload shipments that the customer’s core carriers cannot handle. This service supplements the customer’s core carrier program and helps ensure the timely delivery of the customer’s freight.

        Logistics The Company has expanded its service capabilities as customers increasingly outsource their transportation needs. The Company has established Logistics Centers of Excellence at certain Hub locations. These locations, which service customers throughout the country, have experienced logistics personnel exclusively dedicated to selling and servicing Hub Group’s logistics service offering.

        The Company currently offers various logistics services, including comprehensive transportation management, arranging for delivery to multiple locations at the shipment’s destination, airfreight services, boxcar, mode optimization, carrier management, less-than-truckload consolidation and other customized logistics services. When providing complete transportation services, the Company essentially replaces the customer’s transportation department. Once the Company is hired as a single source logistics provider, it negotiates with intermodal, railcar, truckload and less-than-truckload carriers to move the customer’s product through the supply chain and then dispatches the move for the customer.

        Distribution Services Hub Distribution offers non-traditional logistics services such as installation of point of sale merchandise displays and delivery of sample pharmaceuticals to sales representatives.

Hub Network

        Hub Group currently has operating centers in the following metropolitan areas:

Atlanta	Indianapolis	Pittsburgh	Seattle
Baltimore	Kansas City	Portland	Toledo
Boston	Los Angeles	Rochester	Toronto
Chicago	Memphis	St. Louis
Cleveland	Milwaukee	Salt Lake City
Houston	New York City	San Francisco

The entire Hub network is interactively connected through the Company’s proprietary Network Management System. This enables Hub Group to move freight into and out of every major city in the United States and most locations in Canada and Mexico.

        Each Hub manages the freight originating in its service area. In a typical intermodal transaction, the customer contacts the local Hub, known as the selling Hub, to to place an order. The local Hub obtains the necessary intermodal equipment, arranges for it to be delivered to the customer by a drayage company and, after the freight is loaded, arranges for the transportation of the container or trailer to the rail ramp. Information is entered into the Network Management System by the local Hub. The Company’s predictive track and trace technology then monitors the shipment to ensure that it will arrive as scheduled, alerting the customer service personnel if there are service delays. The selling Hub then arranges for and confirms delivery by a drayage company at destination. After unloading, the empty equipment is made available for reloading by the local operating center in the delivery market.

        The Company provides brokerage services to its customers in a similar manner. In a sample brokerage transaction, the customer contacts the local Hub to obtain transit information and a price quote for a particular freight movement. The customer then provides appropriate shipping information to the local Hub. The local Hub makes the delivery appointment and arranges with the appropriate carrier to pick up the freight. Once it receives confirmation that the freight has been picked up, the local Hub monitors the movement of the freight until it reaches its destination and the delivery has been confirmed. If the carrier notifies Hub Group that after delivering the load it will need additional freight, the Hub located nearest the destination is notified of the carrier’s availability. Although it is under no obligation to do so, the local Hub then may attempt, if requested by the carrier, to secure freight for the carrier.

Marketing and Customers

        The Company believes that fostering long-term customer relationships is critical to the Company’s success. Through these long-term relationships, the Company is able to better understand its customer’s needs and to tailor transportation services for a specific customer, regardless of the customer’s size or volume. The Company currently has full time marketing representatives at each Hub and Hub Distribution with primary responsibility for servicing local, regional and national accounts. These sales representatives work from the local Hubs, Hub Distribution and the Company’s satellite sales offices. This network provides a local marketing contact for small, medium and large shippers in most major metropolitan areas within the United States.

        As part of the Company’s network realignment, all salespeople, including the Company’s former National Accounts group, now report, either directly or indirectly, to the Company’s Executive Vice President of Sales. The Company’s marketing has produced a large, diverse customer base. The Company services customers in a wide variety of industries, including automotive components, consumer and electronic products, paper, printing, manufactured products and retail.

        The Company has a joint marketing relationship with TMM Logistics, a wholly owned subsidiary of Grupo TMM. TMM Logistics provides sales support and operational execution within Mexico and Hub Group furnishes the same capabilities in Canada and the United States.

Management Information Systems

        A primary component of the Company’s business strategy is the continued improvement of its Network Management System and other technology to ensure that the Company will remain a leader among transportation providers in information processing for transportation services. Hub Group’s Network Management System consists of proprietary software running on IBM AS/400 computers located at a secure offsite data center. All of the Hubs are linked with these AS/400 computers and each other using a frame relay network. This configuration provides a real time environment for transmitting data among the Hubs and the Company’s headquarters. The Company also makes extensive use of electronic data interchange (“EDI”), allowing each Hub to communicate electronically with each railroad, certain drayage companies and those customers with EDI capabilities.

        The Company’s Network Management System is the primary mechanism used by the Hubs to handle the Company’s intermodal and highway services business. The Network Management System processes customer transportation requests, schedules and tracks shipments, prepares customer billing, establishes account profiles and retains critical information for analysis. The Network Management System provides connectivity with each of the major rail carriers, enabling the Company to electronically schedule and track shipments in a real time environment. In addition, the Network Management System’s EDI features offer customers with EDI capability a completely paperless process, including load tendering, shipment tracking, customer billing and remittance processing. The Company aggressively pursues opportunities to establish EDI interfaces with its customers and carriers.

        To help manage its logistics business, the Company uses specialized software that includes planning and execution solutions. This sophisticated transportation management software enables Hub Group to offer supply chain planning tools and logistics managing, modeling, optimizing and monitoring tools for its customers. This software may be used by the Company when offering logistics management services to customers that ship via multiple modes, including intermodal, truckload, and less-than-truckload, allowing the Company to optimize mode and carrier selection and routing for its customers. This software is integrated with Hub Group’s Network Management System and Hub Group’s accounting system.

        The Company’s website, www.hubgroup.com, is designed to allow Hub Group’s customers and vendors to easily do business with Hub Group online. Through Vendor Interface, the Company tenders loads to its drayage partners using the Internet rather than phones or faxes. Vendor Interface also captures event status information, allows vendors to view outstanding paperwork requirements and helps facilitate paperless invoicing for payment. Hub Group currently tenders 98% of its drayage loads using Vendor Interface or EDI. Customer Advantage allows customers to receive immediate pricing, place orders, track shipments and review historical shipping data through a variety of reports over the Internet. Current Internet applications are integrated with the Network Management System.

Relationship with Railroads

        A key element of the Company’s business strategy is to strengthen its close working relationship with each of the major intermodal railroads in the United States. The Company views its relationship with the railroads as a partnership. Due to the Company’s size and relative importance, many railroads have dedicated support personnel to focus on the Company’s day-to-day service requirements. On a regular basis, senior executives of the Company and each of the railroads meet to discuss major strategic issues concerning intermodal transportation. Several of the Company’s executive officers, including both the Company’s Chairman and President, are former railroad employees, which makes them well-suited to understand the railroads’ service capabilities.

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

        These contracts govern the transportation services and payment terms pursuant to which the Company’s intermodal shipments are handled by the railroads. The contracts have staggered renewal terms with the earliest expiration occurring during 2004. While there can be no assurances that these contracts will be renewed, the Company has in the past successfully negotiated extensions of these contracts. Transportation rates are market driven and are typically negotiated between the Company and the railroads or fourth-party service providers on a customer specific basis. Consistent with industry practice, many of the rates negotiated by the Company are special commodity quotations (“SCQs”), which provide discounts from published price lists based on competitive market factors and are designed by the railroads or fourth-party service providers to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC. SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually six to 12 months.

        The Company also manages a fleet of containers under its Premier Service Network with the Burlington Northern and Santa Fe Railway Company (“BNSF”) and the Norfolk Southern Corporation (“NS”). Under agreements with both the BNSF and NS, the Company manages, as of February 24, 2004, approximately 5,477 containers owned by the BNSF and 1,275 containers owned by the NS. These containers are for Hub Group’s dedicated use on the BNSF and NS rail systems. The BNSF containers and the NS containers are fully interchangeable across both the BNSF and NS rail networks. These arrangements are discussed in Note 10 to the consolidated financial statements.

Relationship with Drayage Companies

        The Company has a “Quality Drayage Program,” which consists of agreements and rules that govern the framework pursuant to which certain drayage companies perform services for the Company. Participants in the program commit to provide high quality service along with clean and safe equipment, maintain a defined on-time performance level and follow specified procedures designed to minimize freight loss and damage. The Company negotiates drayage rates for transportation between specific origin and destination points.

Relationship with Truckload Carriers

        The Company’s brokerage operation has a large and growing number of active carriers in its database which it uses to transport freight. The local Hubs deal daily with these carriers on an operational level. The Company’s corporate headquarters handles the administrative and regulatory aspects of the carrier relationship. Hub Group’s relationships with its carriers are important since these relationships determine pricing, load coverage and overall service.

Risk Management and Insurance

        The Company requires all drayage companies participating in the Quality Drayage Program to carry at least $1.0 million in general liability insurance, $1.0 million in truckman’s auto liability insurance and a minimum of $100,000 in cargo insurance. Railroads, which are self-insured, provide limited cargo protection, generally up to $250,000 per shipment. To cover freight loss or damage when a carrier’s liability cannot be established or a carrier’s insurance is insufficient to cover the claim, the Company carries its own cargo insurance with a limit of $1.0 million per container or trailer and a limit of $20.0 million in the aggregate. The Company also carries general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate with a companion $25.0 million umbrella policy on this general liability insurance.

Government Regulation

        Hub Highway Services is licensed by the Department of Transportation (“DOT”) as a broker in arranging for the transportation of general commodities by motor vehicle. To the extent that the Hubs perform truck brokerage services, they do so under the license granted to Hub Highway Services. The DOT prescribes qualifications for acting in this capacity, including a $10,000 surety bond which the Company has posted. To date, compliance with these regulations has not had a material adverse effect on the Company’s results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Competition

        The transportation services industry is highly competitive. The Company competes against other IMCs, as well as logistics companies, third party brokers, over-the-road truckload carriers and railroads that market their own intermodal services. Certain larger truckload carriers have entered into agreements with railroads to market intermodal services nationwide. Competition is based primarily on freight rates, quality of service, reliability, transit time and scope of operations. Several transportation service companies and truckload carriers, and all of the major railroads, have substantially greater financial and other resources than the Company.

General

        Employees: As of February 29, 2004, the Company had approximately 1,197 employees. The Company is not a party to any collective bargaining agreement and considers its relationship with its employees to be satisfactory.

        Other: No material portion of the Company’s operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. None of the Company’s trademarks are believed to be material to the Company. The Company’s business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

Item 2.      PROPERTIES

        The Company directly, or indirectly through its subsidiaries, operates 31 offices throughout the United States and in Canada, including the Company’s headquarters in Downers Grove, Illinois and its Company-owned drayage operations. The office building used by the Hub located in Toledo is owned, and the remainder are leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of the Company’s leases expire in the near term, the Company does not believe that it will have difficulty in renewing them or in finding alternative office space. The Company believes that its offices are adequate for the purposes for which they are currently used.

Item 3.      LEGAL PROCEEDINGS

        The Company is a party to litigation incident to its business, including claims for freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which the Company is party are covered by insurance and are being defended by the Company’s insurance carriers. Some of the lawsuits are not covered by insurance and are being defended by the Company. Management does not believe that the outcome of this litigation will have a materially adverse effect on the Company’s financial position or results of operations. See Item 1 Business — Risk Management and Insurance.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

        In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of March 1, 2004 with respect to each person who is an executive officer of the Company.

Name	Age	Position
Phillip C. Yeager	76	Chairman of the Board of Directors
David P. Yeager	50	Vice Chairman of the Board of Directors and Chief Executive Officer

Thomas L. Hardin	58	President, Chief Operating Officer and Director
Mark A. Yeager	39	President- Field Operations
Thomas M. White	46	Senior Vice President, Chief Financial Officer and Treasurer

James B. Gaw	53	Executive Vice President-Sales

Daniel F. Hardman	55	Executive Vice President-Intermodal
Christopher R. Kravas	38	Executive Vice President-Strategy and Yield Management
Donald G. Maltby	49	Executive Vice President-Logistics
David L. Marsh	36	Executive Vice President-Highway
Dennis R. Polsen	50	Executive Vice President of Information Services

Terri A. Pizzuto	45	Vice President-Finance

David C. Zeilstra	34	Vice President, Secretary and General Counsel

        Phillip C. Yeager, the Company’s founder, has been Chairman of the Board since October 1985. From April 1971 to October 1985, Mr. Yeager served as President of Hub City Terminals, Inc. (“Hub Chicago”). Mr. Yeager became involved in intermodal transportation in 1959, five years after the introduction of intermodal transportation in the United States, as an employee of the Pennsylvania and Pennsylvania Central Railroads. He spent 19 years with the Pennsylvania and Pennsylvania Central Railroads, 12 of which involved intermodal transportation. In 1991, Mr. Yeager was named Man of the Year by the Intermodal Transportation Association. In 1995, he received the Salzburg Practitioners Award from Syracuse University in recognition of his lifetime achievements in the transportation industry. In October 1996, Mr. Yeager was inducted into the Chicago Area Entrepreneurship Hall of Fame sponsored by the University of Illinois at Chicago. In March 1997, he received the Presidential Medal from Dowling College for his achievements in transportation services. In September 1998 he received the Silver Kingpin award from the Intermodal Association of North America and in February 1999 he was named Transportation Person of the Year by the New York Traffic Club. Mr. Yeager graduated from the University of Cincinnati in 1951 with a Bachelor of Arts degree in Economics. Mr. Yeager is the father of David P. Yeager and Mark A. Yeager.

        David P. Yeager has served as the Company’s Vice Chairman of the Board since January 1992 and as Chief Executive Officer of the Company since March 1995. From October 1985 through December 1991, Mr. Yeager was President of Hub Chicago. From 1983 to October 1985, he served as Vice President, Marketing of Hub Chicago. Mr. Yeager founded the St. Louis Hub in 1980 and served as its President from 1980 to 1983. Mr. Yeager founded the Pittsburgh Hub in 1975 and served as its President from 1975 to 1977. Mr. Yeager received a Masters in Business Administration degree from the University of Chicago in 1987 and a Bachelor of Arts degree from the University of Dayton in 1975. Mr. Yeager is the son of Phillip C. Yeager and the brother of Mark A. Yeager.

        Thomas L. Hardin has served as the Company’s President since October 1985 and has served as Chief Operating Officer and a director of the Company since March 1995. From January 1980 to September 1985, Mr. Hardin was Vice President-Operations and from June 1972 to December 1979, he was General Manager of the Company. Prior to joining the Company, Mr. Hardin worked for the Missouri Pacific Railroad where he held various marketing and pricing positions. Mr. Hardin is the former Chairman of the Intermodal Association of North America.

        Mark A. Yeager has been the Company’s President-Field Operations since July 1999. From November 1997 through June 1999 Mr. Yeager was Division President, Secretary and General Counsel. From March 1995 to November 1997, Mr. Yeager was Vice President, Secretary and General Counsel. From May 1992 to March 1995, Mr. Yeager served as the Company’s Vice President-Quality. Prior to joining the Company in 1992, Mr. Yeager was an associate at the law firm of Grippo & Elden from January 1991 through May 1992 and an associate at the law firm of Sidley & Austin from May 1989 through January 1991. Mr. Yeager received a Juris Doctor degree from Georgetown University in 1989 and a Bachelor of Arts degree from Indiana University in 1986. Mr. Yeager is the son of Phillip C. Yeager and the brother of David P. Yeager.

        Thomas M. White has been the Company’s Senior Vice President, Chief Financial Officer and Treasurer since June 2002. Prior to joining the Company, Mr. White was a Managing Partner-Business Process Outsourcing at Arthur Andersen, LLP. Mr. White worked for Arthur Andersen, LLP for 23 years, holding various positions including Managing Partner of the Kansas City, Missouri office and Omaha, Nebraska office. Mr. White received a Masters in Science and Industrial Administration from Purdue University in 1985 and a Bachelor of Business Administration from Western Michigan University in 1979. Mr. White is a CPA and a member of the American Institute of Certified Public Accountants.

        James B. Gaw has been the Company’s Executive Vice President-Sales since February 2004. From December 1996 through January 2004, Mr. Gaw was President of Hub North Central, located in Milwaukee. From 1990 through late 1996, he was Vice President and General Manager of Hub Chicago. Mr. Gaw joined Hub Chicago as Sales Manager in 1988. Mr. Gaw’s entire career has been spent in the transportation industry, including 13 years of progressive leadership positions at Itofca, an intermodal marketing company, and Flex Trans. Mr. Gaw received a Bachelor of Science degree from Elmhurst College in 1973.

        Daniel F. Hardman has been the Company’s Executive Vice President-Intermodal since February 2004. Mr. Hardman has been employed by Hub Group since 1982, serving as President of Hub Chicago, the largest Hub office, from December 1992 to January 2004. From 1982 to late 1992, Mr. Hardman held various positions with Hub Group, including General Manager of Sales and Vice President for Hub Chicago and President of Hub Charlotte. Mr. Hardman is a former director of the Intermodal Transportation Association and is presently a member of the Chicago Traffic Club and the Chicago Intermodal Transportation Association. Mr. Hardman is a 1991 graduate of the Certificate Program in Business Administration from the University of Illinois.

        Christopher R. Kravas has been the Company’s Executive Vice President-Strategy and Yield Management since December 2003. From February 2002 through November 2003, Mr. Kravas served as President of Hub Highway Services. From February 2001 through December 2001, Mr. Kravas was Vice President-Enron Freight Markets. Mr. Kravas joined Enron after it acquired Webmodal, an intermodal business he founded. Mr. Kravas was Chief Executive Officer of Webmodal from July 1999 through February 2001. From 1989 through June 1999 Mr. Kravas worked for the Burlington Northern Santa Fe Railway in various positions in the intermodal business unit and finance department. Mr. Kravas received a Bachelor of Arts degree in 1987 from Indiana University and a Masters in Business Administration in 1994 from the University of Chicago.

        Donald G. Maltby has been the Company’s Executive Vice President – Logistics since February 2004. Mr. Maltby previously served as President of Hub Online, the Company’s e-commerce division from February 2000 through January 2004. Mr. Maltby also served as President of the Company’s Hub in Cleveland from July 1990 through January 2000 and from April 2002 to January 2004. Prior to joining Hub Group, Mr. Maltby served as President of Lyons Transportation, a wholly owned subsidiary of Sherwin Williams Company, from 1988 to 1990. In his career at Sherwin Williams, which began in 1981 and continued until he joined the Company in 1990, Mr. Maltby held a variety of management positions including Vice-President of Marketing and Sales for their Transportation Division. Mr. Maltby has been in the transportation and logistics industry since 1976, holding various executive and management positions. Mr. Maltby received a Masters in Business Administration from Baldwin Wallace College in 1982 and a Bachelor of Science degree from the State University of New York in 1976.

        David L. Marsh has been the Company’s Executive Vice President – Highway since February 2004. Mr. Marsh previously served as President of Hub Ohio from January 2000 through January 2004. Mr. Marsh joined the Company in March 1991 and became General Manager with Hub Indianapolis in 1993, a position he held through December 1999. Prior to joining Hub Group, Mr. Marsh worked for Carolina Freight Corporation, an LTL carrier, starting in January 1990. Mr. Marsh received a Bachelor of Science degree in Marketing and Physical Distribution from Indiana University-Indianapolis in December 1989. Mr. Marsh has been a member of the American Society of Transportation and Logistics, the Indianapolis Traffic Club, the Council for Logistics Management and served as an advisor to the Indiana University-Indianapolis internship program for transportation and logistics. Mr. Marsh was honored as the Indiana Transportation Person of the Year for 1999.

        Dennis R. Polsen has been the Company’s Executive Vice President of Information Services since February 2004. From September 2001 to January 2004, Mr. Polsen was Vice President — Chief Information Officer and from March 2000 through August 2001, Mr. Polsen was the Company’s Vice—President of Application Development. Prior to joining the Company, Mr. Polsen was Director of Applications for Humana, Inc. from September 1997 through February 2000 and spent 14 years prior to that developing, implementing, and directing transportation logistics applications at Schneider National, Inc. Mr. Polsen received a Bachelor of Business Administration in May of 1976 from the University of Wisconsin, Milwaukee and a Masters in Business Administration in May of 1983 from the University of Wisconsin Graduate School of Business. Mr. Polsen is a past member of the American Trucking Association.

        Terri A. Pizzuto has been the Company’s Vice President of Finance since July 2002. Prior to joining the Company, Ms. Pizzuto was a Partner in the Assurance and Business Advisory Group at Arthur Andersen LLP. Ms. Pizzuto worked for Arthur Andersen LLP for 22 years holding various positions and serving numerous transportation companies. Ms. Pizzuto received a Bachelor of Science in Accounting from the University of Illinois in 1981. Ms. Pizzuto is a CPA and a member of the American Institute of Certified Public Accountants.

        David C. Zeilstra has been the Company’s Vice President, Secretary and General Counsel since July 1999. From December 1996 through June 1999, Mr. Zeilstra was the Company’s Assistant General Counsel. Prior to joining the Company, Mr. Zeilstra was an associate with the law firm of Mayer, Brown & Platt from September 1994 through November 1996. Mr. Zeilstra received a Juris Doctor degree from Duke University in 1994 and a Bachelor of Arts degree from Wheaton College in 1990.

Directors of the Registrant

        In addition to Phillip C. Yeager, David P. Yeager and Thomas L. Hardin, the following three individuals are also on the Company’s Board of Directors: Gary D. Eppen – currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at the Graduate School of Business at the University of Chicago; Charles R. Reaves- Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company and Martin P. Slark – President, Chief Operating Officer and Director of Molex, Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems.

PART II

Item 5.      MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS

        The Class A common stock of the Company (“Class A Common Stock”) trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol “HUBG.” Set forth below are the high and low closing prices for shares of the Class A Common Stock of the Company for each full quarterly period in 2002 and 2003.

	2002		2003
	High	Low	High	Low

First Quarter	$11.28	$7.55	$6.67	$4.13

Second Quarter	$11.20	$9.01	$9.37	$6.27

Third Quarter	$9.70	$4.18	$11.95	$8.68

Fourth Quarter	$8.19	$4.75	$22.00	$10.86

        On March 9, 2004, there were approximately 202 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 1,204 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On March 9, 2004, there were 11 holders of record of the Company’s Class B common stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”).

        The Company was incorporated in 1995 and has never paid cash dividends on either the Class A Common Stock or the Class B Common Stock. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or pay dividends on the shares of Common Stock in the future. The certificate of incorporation of the Company requires that any cash dividends must be paid equally on each outstanding share of Class A Common Stock and Class B Common Stock. The Company’s credit facility and private placement debt prohibit the Company from paying dividends on the Common Stock if there has been, or immediately following the payment of a dividend would be, a default or an event of default under the credit facility or private placement debt. The Company is currently in compliance with the covenants contained in the credit facility and private placement debt.

Item 6.      SELECTED FINANCIAL DATA

                                                                             Selected Financial Data
                                                                 (in thousands except per share data)

	Years Ended December 31,
	2003	2002(1)	2001	2000	1999
Statement of Operations Data:
Revenue	$1,359,614	$1,335,660	$1,319,331	$1,382,880	$1,295,502

Gross margin	170,682	162,812	178,963	167,767	159,863

Operating income	24,295	11,141	10,548	13,495	26,453

Income before minority interest and taxes	16,895	2,015	902	2,878	19,928

Income before income taxes	16,895	2,539	751	4,547	15,941

Net income	8,430	1,498	443	2,683	9,405

Basic earnings per common share	$ 1.09	$ 0.19	$ 0.06	$ 0.35	$ 1.22

Diluted earnings per common share	$ 1.07	$ 0.19	$ 0.06	$ 0.35	$ 1.21

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital (deficiency)	$ (9,631)	$ (7,109)	$ (5,380)	$ (5,902)	$ 20,202

Total assets	389,567	399,262	416,024	469,373	441,421

Long-term debt, excluding current portion	67,017	94,027	96,059	109,089	131,414

Stockholders' equity	143,035	134,340	132,453	132,397	129,683

(1)     As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill is no longer amortized. Amortization expense for the years ended December 31, 2001, 2000 and 1999 was $5,741,000, $5,741,000 and $5,069,000, respectively. The per share effect of amortization expense related to goodwill, net of tax was $0.44, $0.44 and $0.39 for the years ended December 31, 2001, 2000 and 1999, respectively.

Item 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS

CAPITAL STRUCTURE

        Hub Group, Inc. (the “Company”) has authorized common stock comprised of Class A common stock and Class B common stock. The rights of holders of Class A common stock and Class B common stock are identical, except each share of Class B common stock entitles its holder to 20 votes, while each share of Class A common stock entitles its holder to one vote.

RESULTS OF OPERATIONS

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Revenue

        Revenue for the Company increased 1.8% to $1,359.6 million in 2003 from $1,335.7 million in 2002. Intermodal revenue decreased slightly to $972.5 million from $973.2 million. Truckload brokerage revenue decreased 6.7% to $194.9 million from $209.0 million in 2002 due primarily to a strategic decision to support logistics customer growth with traditional brokerage resources as well as a decrease in volume. Supply chain solutions logistics revenue increased 90.7% to $138.4 million from $72.5 million due primarily to increased volume from both new and existing customers. In addition, the revenue of Hub Group Distribution Services “HGDS” decreased 33.6% to $53.8 million in 2003 from $81.0 million in 2002 due primarily to the decrease in the installation business for a significant customer, transferring logistics business to other Hub locations in 2002 and the loss of a logistics customer.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased to $170.7 million in 2003 from $162.8 million in 2002. As a percent of revenue, gross margin increased to 12.6% from 12.2% in 2002. The increase in margin as a percentage of revenue is primarily due to changes in business mix and as a result of the Company’s margin enhancement initiatives.

Salaries and Benefits

        Salaries and benefits decreased 3.7% to $90.0 million in 2003 from $93.5 million in 2002. As a percentage of revenue, salaries and benefits decreased to 6.6% from 7.0% in 2002 due primarily to a decrease in headcount and an increase in revenue.

Selling, General and Administrative

        Selling, general and administrative expenses decreased 2.5% to $45.7 million in 2003 from $46.8 million in 2002. As a percentage of revenue, these expenses decreased to 3.4% in 2003 from 3.5% in 2002. The selling, general and administrative expense decreased primarily due to decreases in equipment lease expense, automotive expenses, telephone expenses, temporary labor services and meals and entertainment expenses, offset by increases in insurance and outside service expenses. Equipment lease expense decreased by approximately $1.0 million due primarily to equipment lease buy-outs. Automotive and meals and entertainment expenses decreased by approximately $0.9 million due to changes in policies and cost reduction efforts. Temporary labor services decreased by approximately $0.4 million due to staffing efficiencies. Telephone expenses decreased by approximately $0.4 million due to decreases in headcount. Insurance expense increased by approximately $1.1 million due to increased premiums. Outside services expense increased by approximately $0.8 million related to litigation involving various matters, including disputes with three former Hub Presidents, a former customer and the National Labor Relations Board.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization decreased 5.4% to $10.8 million in 2003 from $11.4 million in 2002. This expense as a percentage of revenue decreased to 0.8% from 0.9% in 2002. The decrease in depreciation expense in 2003 is due primarily to 2002 accelerated depreciation and amortization of leasehold improvements and furniture related to office relocations.

Other Income (Expense)

        Interest expense decreased 18.6% to $7.7 million in 2003 from $9.5 million in 2002. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year and lower interest rates.

        Interest income remained consistent at $0.2 million in 2003 and 2002.

Minority Interest

        There was no minority interest in 2003 compared to a $0.5 million benefit in 2002 as a result of the Company’s purchase of the remaining 35% interest in HGDS in August of 2002. See Note 4 to the Consolidated Financial Statements.

Provision for Income Taxes

        The provision for income taxes increased to $8.5 million in 2003 compared to $1.0 million in 2002. The Company provided for income taxes using an effect rate of 50.1% in 2003 compared to 41.0% in 2002. The increase in the effective rate was primarily the result of Illinois legislation enacted on June 20, 2003 which eliminated the Illinois Research and Development and Training Expense credits, and the use of any credit carry forwards for any year ending on or after December 31, 2003.

Net Income

        Net income increased to $8.4 million in 2003 from $1.5 million in 2002.

Earnings Per Common Share

        Basic and diluted earnings per common share increased to $1.09 and $1.07, respectively, in 2003 compared to $0.19 in 2002.

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Revenue

        Revenue for the Company increased 1.2% to $1,335.7 million in 2002 from $1,319.3 million in 2001. The Company estimates that the West Coast port lockout negatively impacted revenue by between $7.0 and $9.0 million during the fourth quarter of 2002. Intermodal revenue increased 3.6% over 2001 primarily due to increased volume. The increase in intermodal revenue is partially offset by a $32.8 million reduction in demand from the Company’s steamship customers when comparing the first quarter of 2002 with the first quarter of 2001. These customers ceased doing business with the Company early in the second quarter of 2001. Truckload brokerage revenue decreased 1.6% due primarily to a strategic decision to support logistics customer growth with traditional brokerage resources. Supply chain solutions logistics services revenue increased 27.8% as a result of adding new customers and increased business from existing customers. HGDS revenue decreased 27.0% to $81.0 million in 2002 from $110.9 million in 2001. HGDS experienced a significant revenue decline due to the loss of a large logistics customer as well as a temporary decrease in their installation business from a large customer during the first and second quarter of 2002.

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

Selling, General and Administrative

        Selling, general and administrative expenses decreased 12.7% to $46.8 million in 2002 from $53.6 million in 2001. As a percentage of revenue, these expenses decreased to 3.5% in 2002 from 4.1% in 2001. The decrease as a percentage of revenue is primarily attributed to a $4.7 million write-off in 2001 associated with the bankruptcy and forced liquidation of a Korean steamship line customer and a decrease in costs associated with the outsourcing of our data center. During 2002, the Company incurred $1.4 million of expenses for professional fees related to the investigation and restatement of HGDS’s results of operations for the years ended December 31, 2000 and 1999. During the fourth quarter of 2002, the Company recorded a charge of $0.5 million related to a liability for the remaining lease obligation associated with a closed facility.

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

Impairment of Property and Equipment

        There was no impairment charge in 2002. The $3.4 million impairment charge in 2001 was due to HGDS’s exit from its initiative surrounding the home delivery of large box items purchased over the internet.

Other Income (Expense)

        Interest expense decreased 8.6% to $9.5 million in 2002 from $10.3 million in 2001. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year and lower interest rates.

        Interest income decreased to $0.2 million in 2002 from $0.7 million in 2001 primarily as a result of lower customer finance charges.

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

        Cash provided by operating activities for the year ended December 31, 2003, was approximately $31.5 million, which resulted primarily from net income from operations and non-cash charges of $19.0 million.

        Net cash used in investing activities for the year ended December 31, 2003, was $4.4 million and related to capital expenditures. The capital expenditures were principally made to enhance the Company’s information system capabilities.

        The net cash used in financing activities for the year ended December 31, 2003, was $27.1 million. This was primarily comprised of $19.0 million of payments on the Company’s line of credit and $8.1 million of scheduled payments on the Company’s term debt and capital leases.

        The Company does not believe its working capital deficit impairs its ability to meet obligations as they become due. The Company had $43.0 million of available borrowings under the revolving line of credit as of December 31, 2003.

        The Company maintains a multi-bank credit facility (the “Credit Facility”). The Credit Facility is comprised of term debt and a revolving line of credit. The revolving line of credit has a term that expires on June 24, 2005 and bears interest at a maximum of LIBOR plus 3.0% or Prime plus 1.5%. Borrowings and weighted average interest rates on the revolving line of credit were $6.0 million and 3.13% and $25.0 million and 4.18% at December 31, 2003 and 2002, respectively. There was $43.0 million and $24.0 million unused and available under the revolving line of credit at December 31, 2003 and 2002, respectively. The term debt has quarterly payments of $2.0 million with a balloon payment of $9.0 million due on June 24, 2005. Interest on the term debt is a maximum of LIBOR plus 3.25% or Prime plus 1.75%. Borrowings and weighted average interest rates on the term debt were $19.0 million and 3.41% and $27.0 million and 4.40% at December 31, 2003 and 2002.

        During 2002, the Credit Facility was amended three times to waive covenant violations, to revise financial covenants levels and to provide that loans under the Credit Agreement be secured by substantially all assets of the Company. The Credit Facility, as amended, provides for certain financial covenants including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation, amortization, minority interest and certain other charges (EBITDAM) and a cash flow leverage ratio. The Company was in compliance with its debt covenants as of December 31, 2003 and 2002.

        The Company maintains $50.0 million of private placement debt (the “Notes”). These Notes bear interest at 9.14% which is paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10.0 million commencing on June 25, 2005. The Notes were amended three times during 2002. The amendments were similar to the amendments made to the Credit Facility. The Notes, as amended, provide for certain financial covenants including a fixed charge coverage ratio and a cash flow leverage ratio. The loans are secured by substantially all assets of the Company. The Company was in compliance with the covenants as of December 31, 2003 and 2002.

        As of December 31, 2003, the Company has standby letters of credit totaling $975,000 that expire from 2004 to 2012. At December 31, 2002, the Company had standby letters of credit totaling $975,000.

CONTRACTUAL OBLIGATIONS

        The Company has ongoing commitments under various contractual and commercial obligations at December 31, 2003, as follows (in millions):

	Payments Due by Year

	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt including interest	$ 92.0	$ 13.3	$ 31.4	$ 13.2	$ 12.3	$ 11.4	$ 10.4
Operating leases	30.9	8.6	5.9	3.9	3.4	2.9	6.2

Total	$122.9	$ 21.9	$ 37.3	$ 17.1	$ 15.7	$ 14.3	$ 16.6

        Interest commitments included above are based upon outstanding debt and interest rates currently in effect at December 21, 2003. Approximately $25.0 million of the outstanding debt at December 31, 2003 was variable rate debt and the remaining $50.0 million was fixed rate debt.

CRITICAL ACCOUNTING POLICIES

        The Company’s significant accounting policies are discussed in the notes to the consolidated financial statements. The application of certain of these policies and the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments or rely on an estimation process that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. The Company bases it estimates on historical experience, current events and other assumptions that it believes are reasonable. Significant estimates include the allowance for doubtful accounts, cost of purchased transportation and services and reserves for pricing and billing adjustments. If actual amounts are ultimately different from previous estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts became known. The accounting policies that can have a significant impact upon the results of operations, financial position and footnote disclosures of the Company are as follows:

Allowance for Uncollectible Trade Accounts: In the normal course of business, the Company extends credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of the current economic conditions. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customer financial condition.

Valuation of Long-lived Assets: The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets many not be recoverable. An estimate of undiscounted cash flows produced by the asset or appropriate group of assets is compared to the carrying value to determine whether impairment exists. The estimate of future cash flows involves considerable management judgment and is based upon assumptions about anticipated future operating performance. The actual cash flow could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

Valuation of Goodwill: As of January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. In accordance with Statement 142, the Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company utilizes a third-party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. The valuations are based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used by the Company in the above valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. As previously mentioned, actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, the Company may be required to record impairment charges in the future.

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

OUTLOOK, RISKS AND UNCERTAINTIES

        Except for historical data, the information contained in this Annual Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to, those contained in this “Outlook, Risks and Uncertainties” section regarding expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The Company assumes no liability to update any such forward-looking statements. In addition to those mentioned elsewhere in this section, such risks and uncertainties include the impact of competitive pressures in the marketplace, including the entry of new, web-based competitors and direct marketing efforts by the railroads, marketing efforts of asset based carriers, the degree and rate of market growth in the intermodal, brokerage and logistics markets served by the Company, changes in rail and truck capacity, further consolidation of rail carriers, deterioration in relationships with existing rail carriers, rail service conditions, changes in governmental regulation, adverse weather conditions, fuel shortages, changes in the cost of services from rail, drayage and other vendors, changes in homeland security and fluctuations in interest rates.

Business Combinations/Divestitures

        Management believes that future acquisitions or dispositions made by the Company could significantly impact financial results. Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and the Company’s debt level. Financial results may be impacted by additional factors as discussed below.

Revenue

        Management believes that the performance of the railroads and a more severe or prolonged slow-down of the economy are the most significant factors that could negatively influence the Company’s revenue growth rate. Should there be further consolidation in the rail industry causing a service disruption, the Company believes its intermodal business would likely be negatively impacted. Should there be another significant service disruption similar to the lock out of West Coast dock workers in 2002, the Company expects there may be some customers who would switch from using the Company’s intermodal service to other transportation services. The Company expects these customers may choose to continue to utilize other services even when intermodal service levels are restored. Other factors that could negatively influence the Company’s growth rate include, but are not limited to, the elimination of fuel surcharges, the entry of new web-based competitors, inadequate drayage service and inadequate equipment supply.

        The Company expects that supply chain solutions revenue will continue to increase; however, the Company estimates the growth rate may not continue at the same level that was experienced in 2003.

        Hub Distribution’s largest customer, for which Hub Distribution installs point-of-purchase displays, has notified the Company of a significant change in its volume as compared to prior years. This has already resulted in a significant decrease in revenue during the first quarter of 2004. Should these volume levels continue, management believes the revenue for this customer will be at lower levels than those experienced in 2003, which could negatively impact gross margin and profitability.

Gross Margin

        Management expects fluctuations in the gross margin percentage from quarter-to-quarter caused by various factors including, but not limited to, changes in business mix, intermodal margins, highway brokerage margins, logistics business margins, trailer and container capacity, vendor pricing, fuel costs, intermodal industry growth, intermodal industry service levels, competition and accounting estimates. Unlike the Company’s other service offerings, the Company’s distribution services are comprised of certain higher margin projects. There can be no assurance these higher margin projects will continue in the future.

Salaries and Benefits

         Management estimates that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between revenue increases and changes in levels of staffing. Should the Company eliminate more positions, this expense, as a percent of revenue, is likely to be reduced. Factors that could affect the percentage from staying in the recent historical range include, but are not limited to, revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, changes in customer requirements and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

Selling, General and Administrative

        Management believes there are several factors that could cause selling, general and administrative expenses to fluctuate as a percentage of revenue. As customer expectations and the competitive environment require the development of web-based business interfaces and the restructuring of the Company’s information systems and related platforms, the Company believes there could be significant expenses incurred, some of which would not be capitalized. Other factors that could cause selling, general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums and litigation expense.

Depreciation and Amortization of Property and Equipment

        Management estimates that depreciation and amortization of property and equipment will increase in 2004. The most significant factors that could cause an increase in depreciation and amortization expense are increased software amortization related to improvements in the Company’s information systems, lease buyouts and other purchases of computer equipment. Additional factors that could cause an increase in depreciation expense include, but are not limited to, if the Company decided to purchase rather than lease a greater proportion of assets or accelerating depreciation due to changes in useful lives of existing assets.

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

Other Income (Expense)

        Factors that could cause interest expense to fluctuate include, but are not limited to, changes in lending rates, debt repayments, working capital needs, software development expenses and capital expenditures.

        Management estimates that interest income will likely remain relatively consistent with the prior year. Factors that could cause a change include, but are not limited to, the possible use of cash to make debt repayments, fund working capital needs and fund capital expenditures.

Liquidity and Capital Resources

        The Company believes that cash to be provided by operations, cash available under the line of credit and the Company’s ability to obtain additional credit will be sufficient to meet the Company’s short-term working capital and capital expenditure needs. The Company believes that the aforementioned items are sufficient to meet its anticipated long-term working capital, capital expenditure and debt repayment needs.

        The Company estimates that its capital expenditures should not exceed $5.0 million in 2004.

        During the fourth quarter of 2003, the Board of Directors authorized the purchase of up to 500,000 shares of the Company’s Class A Common Stock from time to time. The timing of the program will be determined by the financial and market conditions. Since January 1, 2004 through March 11, 2004 the Company has purchased 96,500 shares at a cost of $2.8 million. Further, employees exercised options during 2004 which resulted in cash proceeds of approximately $2.1 million for the Company.

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

        The Company has both fixed and variable rate debt as described in Note 8 to the Consolidated Financial Statements. The Company had an interest rate swap designated as a hedge on a portion of the Company’s variable rate debt that matured September 30, 2002. The purpose of the swap was to fix the interest rate on a portion of the variable rate debt and reduce certain exposures to interest rate fluctuations. As of December 31, 2003, the Company did not have any interest rate swap agreements outstanding. A ten percent increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2003.

        The main objective of interest rate risk management is to reduce the total funding cost to the Company and to alter the interest rate exposure to the desired risk profile.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Auditors	20

Predecessor Auditor Opinion	21

Consolidated Balance Sheets - December 31, 2003 and December 31, 2002	22

Consolidated Statements of Operations - Years ended December 31, 2003,
December 31, 2002 and December 31, 2001	23

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2003,
December 31, 2002 and December 31, 2001	24

Consolidated Statements of Cash Flows - Years ended December 31, 2003,
December 31, 2002 and December 31, 2001	25

Notes to Consolidated Financial Statements	26

Schedule II - Valuation and Qualifying Accounts	S-	1

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of Hub Group, Inc.:

        We have audited the consolidated balance sheets of Hub Group, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a) for the years ended December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hub Group, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those statements in their report dated March 27, 2002 and included an explanatory paragraph which disclosed that the selected quarterly financial data included in Note 20 contained information that they did not audit and were unable to review in accordance with standards established by the American Institute of Certified Public Accountants because the Company did not restate its results on a quarterly basis.

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

        In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective on January 1, 2002, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards (Statement) 142, “Goodwill and Other Intangible Assets”.

        As discussed above, the consolidated financial statements of Hub Group, Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense, including any related tax effects, recognized in those periods related to goodwill as a result of initially applying Statement 142, to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

ERNST & YOUNG LLP

Chicago, Illinois
February 16, 2004
except for Note 19, as to which the date is
March 11, 2004

Predecessor Auditor (Arthur Andersen LLP) Opinion

        Note: This is a copy of the audit report previously issued by Arthur Andersen LLP (“Andersen”) in connection with Hub Group, Inc.‘s Form 10-K filing for the fiscal year ended December 31, 2001. The inclusion of this previously issued Andersen report is pursuant to the ” temporary final rule and final rule requirements for Arthur Andersen LLP auditing clients,” issued by the U.S. Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain fiscal years, which are not required to be presented in the accompanying consolidated financial statements, as of and for the years ended December 31, 2001 and 2000. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

To the Board of Directors and Stockholders of Hub Group, Inc.:

        We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (a Delaware corporation) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001 (2000 and 1999 as restated – see Note 2). These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

         ARTHUR ANDERSEN LLP

Chicago, Illinois
March 27, 2002

HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ —	$ —
Accounts receivable
Trade, net	126,794	126,736
Other	9,472	13,715
Deferred taxes	4,676	3,221
Prepaid expenses and other current assets	4,578	4,732

TOTAL CURRENT ASSETS	145,520	148,404
PROPERTY AND EQUIPMENT, net	27,855	34,209
GOODWILL, net	215,175	215,175
OTHER ASSETS	1,017	1,474

TOTAL ASSETS	$ 389,567	$ 399,262

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 118,830	$ 124,980
Other	1,713	3,226
Accrued expenses
Payroll	14,999	10,275
Other	11,592	8,971
Current portion of long-term debt	8,017	8,061

TOTAL CURRENT LIABILITIES	155,151	155,513
LONG-TERM DEBT, EXCLUDING CURRENT PORTION	67,017	94,027
DEFERRED TAXES	24,364	15,382

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
issued or outstanding in 2003 and 2002	—	—
Common stock,
Class A: $.01 par value; 12,337,700 shares authorized; 7,410,700 shares issued and 7,390,500 outstanding in 2003 and 7,046,250 issued and
outstanding in 2002	74	70
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued
and outstanding in 2003 and 2002	7	7
Additional paid-in capital	115,820	110,819
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	47,332	38,902
Unearned compensation	(4,448)	-
Treasury stock, at cost (20,200 shares)	(292)	-

TOTAL STOCKHOLDERS' EQUITY	143,035	134,340

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 389,567	$ 399,262

        The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenue	$1,359,614	$1,335,660	$1,319,331
Transportation costs	1,188,932	1,172,848	1,140,368

Gross margin	170,682	162,812	178,963
Costs and expenses:
Salaries and benefits	89,980	93,476	94,982
Selling, general and administrative	45,650	46,824	53,613
Depreciation and amortization of property and equipment	10,757	11,371	10,678
Amortization of goodwill	—	—	5,741
Impairment of property and equipment	—	—	3,401

Total costs and expenses	146,387	151,671	168,415

Operating income	24,295	11,141	10,548

Other income (expense):
Interest expense	(7,691)	(9,453)	(10,345)
Interest income	160	230	693
Other, net	131	97	6

Total other expense	(7,400)	(9,126)	(9,646)
Income before minority interest and provision for income taxes	16,895	2,015	902

Minority interest	—	(524)	151

Income before provision for income taxes	16,895	2,539	751
Provision for income taxes	8,465	1,041	308

Net income	$ 8,430	$ 1,498	$ 443

Basic earnings per common share	$ 1.09	$ 0.19	$ 0.06

Diluted earnings per common share	$ 1.07	$ 0.19	$ 0.06

Basic weighted average number of shares outstanding	7,712	7,709	7,708

Diluted weighted average number of shares outstanding	7,865	7,714	7,716

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

	Years Ended December 31,
	2003	2002	2001
Class A and B Common Stock Shares Outstanding
Beginning of year	7,708,546	7,708,546	7,708,346
Exercise of non-qualified stock options	37,266	-	200
Issuance of restricted stock	327,184	-	-
Purchase of treasury shares	(20,200)	-	-

Ending balance	8,052,796	7,708,546	7,708,546

Class A and B Common Stock Amount
Beginning of year	$ 77	$77	$77
Issuance of restricted stock and exercise of stock options	4	-	-

Ending balance	81	77	77

Additional Paid-in Capital
Beginning of year	110,819	110,819	110,817
Exercise of non-qualified stock options	377	-	2
Issuance of restricted stock awards	4,624	-	-

Ending balance	115,820	110,819	110,819

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)	(15,458)	(15,458)

Ending balance	(15,458)	(15,458)	(15,458)

Retained Earnings
Beginning of year	38,902	37,404	36,961
Net income	8,430	1,498	443

Ending balance	47,332	38,902	37,404

Unearned Compensation
Beginning of year	-	-	-
Issuance of restricted stock awards	(4,628)	-	-
Compensation expense related to restricted stock awards	180	-	-

Ending balance	4,448	-	-

Treasury Stock
Beginning of year	-	-	-
Purchase of treasury shares	(292)	-	-

Ending balance	(292)	-	-

Accumulated Other Comprehensive (Loss) Income
Beginning of year	-	(389)	-
Other comprehensice income (loss)	-	389	(389)

Ending balance	-	-	(389)

Total stockholders' equity	$143,035	$134,340	$132,453

Comprehensive Income
Net Income	$8,430	$1,498	$443
Cumulative effect of adopting Statement 133, net of tax	-	-	79
Unrealized interest rate swap income (loss), net of taxes	-	389	(468)

Other comprehensive income (loss)	-	389	(389)

Total comprehensive income	$8,430	$1,887	54

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$ 8,430	$ 1,498	$ 443
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	10,797	11,476	11,248
Amortization of goodwill	-	-	5,741
Impairment of property and equipment	-	-	3,401
Compensation expense related to restricted stock awards	180	-	-
Deferred taxes	7,672	5,928	308
Minority interest	-	(524)	151
(Gain) loss on sale of assets	(59)	(33)	426
Other assets	457	33	670
Changes in working capital:
Accounts receivable, net	4,185	9,314	43,204
Prepaid expenses and other current assets	154	(892)	697
Accounts payable	(7,663)	(8,657)	(43,676)
Accrued expenses	7,345	(5,580)	5,021

Net cash provided by operating activities	31,498	12,563	27,634

Cash flows from investing activities:
Purchase of minority interest	-	(4,000)	-
Purchases of property and equipment, net	(4,384)	(6,538)	(10,319)

Net cash used in investing activities	(4,384)	(10,538)	(10,319)

Cash flows from financing activity:
Proceeds from stock options exercised	232	-	2
Purchase of treasury stock	(292)	-	-
Net (payments) borrowings on revolver	(19,000)	6,000	(5,000)
Payments on long-term debt	(8,054)	(8,025)	(12,317)

Net cash used in provided by financing activities	(27,114)	(2,025)	(17,315)

Net increase (decrease) in cash and cash equivalents	-	-	-
Cash and cash equivalents beginning of period	-	-	-

Cash and cash equivalents end of period	$ -	$ -	$ -

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 6,355	$ 8,283	$ 10,143
Income taxes	441	-	-
Non-cash activity:
Unrealized income on derivative instrument	$ -	$ 389	$ (389)

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      Description of Business and Summary of Significant Accounting Policies

Business: Hub Group, Inc. (the “Company”) provides intermodal transportation services utilizing primarily third party arrangements with railroads and drayage companies. The Company also arranges for transportation of freight by truck and performs logistics and installation services.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all entities in which the Company has more than a 50% equity ownership or otherwise exercises unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: The Company considers as cash equivalents all highly liquid instruments with an original maturity of three months or less. Checks outstanding, of approximately $11,493,280 and $4,259,000 at December 31, 2003 and 2002, respectively, are included in accounts payable -trade.

Accounts Receivable and Allowance for Uncollectible Accounts: The Company carries its accounts receivable at face amount less an allowance for uncollectible accounts. The allowance for uncollectible accounts is determined through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of current economic conditions. The Company’s reserve for uncollectible accounts was approximately $5,264,000 and $5,362,000 at December 31, 2003 and 2002, respectively. Recoveries of receivables previously charged off are recorded when received.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of the applicable assets over their expected useful lives: buildings and improvements, 15 to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, 3 to 5 years; furniture and equipment, 3 to 10 years; and transportation equipment and automobiles, 3 to 8 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed five years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that the undiscounted future cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the assets carrying amount over its fair value is recorded. See Note 6 for impairment charges recorded in 2001.

Goodwill: Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with the Company’s business combinations. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill and intangible assets that have indefinite useful lives are no longer amortized. Accumulated goodwill amortization was $21,517,000 as of December 31, 2003 and 2002.

In connection with the adoption of Statement 142, the Company completed the required transitional goodwill impairment testing as of January 1, 2002. The annual impairment test performed as of November 1 uses discounted cash flow and market capitalization methodologies to determine a fair market value of the reporting units. The results of the testing in 2003 and 2002 indicated no impairment. The impairment testing was based on the Company’s estimates of the value of the reporting units, future operating performance and discount rates. Should the estimates differ materially from actual results, the Company may be required to record impairment charges in future periods. The Company will continue to test the value of its goodwill for any impairment at least annually as of November 1 and impairment, if any, will be recorded as expense in the period of impairment. The following table presents net income for 2003 and 2002 in comparison to 2001, exclusive of amortization expense recognized in 2001 related to goodwill which is no longer being amortized. Amounts are in thousands except per share information:

	Years Ended December 31,

	2003	2002	2001
Net income as reported	$ 8,430	$ 1,498	$ 443
Add back amortization of goodwill, net of tax	-	-	3,387

Adjusted net income	$ 8,430	$ 1,498	$ 3,830

Basic earnings per share, as reported	$ 1.09	$ 0.19	$ 0.06
Add back amortization of goodwill, net of tax	-	-	0.44

Adjusted basic earnings per share	$ 1.09	$ 0.19	$ 0.50

Diluted earnings per share, as reported	$ 1.07	$ 0.19	$ 0.06

Add back amortization of goodwill, net of tax	-	-	0.44

Adjusted diluted earnings per share	$ 1.07	$ 0.19	$ 0.50

Deferred Financing Costs: Deferred financing costs are amortized over the term of the related debt. The accumulated amortization related to the deferred financing costs was $2,464,000 and $1,808,000 as of December 31, 2003 and 2002, respectively. The amortization expense related to deferred financing costs was $656,000, $700,000 and $476,000 for the years ending December 31, 2003, 2002 and 2001, respectively. Deferred financing costs net of accumulated amortization included in prepaid expenses and other current assets were $590,000 and $810,000 at December 31, 2003 and 2002, respectively. Deferred financing costs net of accumulated amortization included in other assets were $614,000 and $783,000 at December 31, 2003 and 2002, respectively.

Fair Value of Financial Instruments: The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value at December 31, 2003 due to their short-term nature. The carrying value of the Company’s term debt and revolving line of credit approximates fair value due to their variable interest rates. The fair value of the Notes, estimated using discounted cash flow analysis based on the Company’s incremental borrowing rate for similar instruments, approximates the carrying value at December 31, 2003.

Concentration of Credit Risk: The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary investments with high quality financial institutions. The Company primarily serves customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2003, 2002 and 2001. The Company reviews a customer’s credit history before extending credit. In addition, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable risk is limited.

Revenue Recognition: Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured. In accordance with EITF 91-9, revenue and related transportation costs are recognized based on relative transit time. Further, the Company reports its revenue on a gross basis in accordance with the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. The Company is the primary obligor as the Company is responsible for providing the service desired by the customer. The customer views the Company as responsible for fulfillment including the acceptability of the service. Services requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. The Company has discretion in setting sales prices and as a result, the amount Hub earns varies. In addition, the Company has the discretion to select its vendors from multiple suppliers for the services ordered by customers. Finally, the Company has credit risk for its receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on a gross basis.

Income Taxes: The Company accounts for certain income and expense items differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse.

Earnings Per Common Share: Basic earnings per common share are based on the average quarterly weighted average number of Class A and Class B shares of common stock outstanding. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and for restricted stock. In computing the per share effect of the assumed exercise of stock options, funds which would have been received from the exercise of options, including tax benefits assumed to be realized, are considered to have been used to purchase shares at current market prices, and the resulting net additional shares are included in the calculation of weighted average shares outstanding. The dilutive effect of restricted stock is computed using the treasury method.

Stock Based Compensation: Statement of Financial Accounting Standards No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation for options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at fair market value and therefore recognizes no compensation expense.

        The following table illustrates the effect on the net income and net income per share if the Company had applied the fair value recognition provisions of Statement 123, to stock-based employee compensation (in thousands, except per share data):

	Years Ended December 31,

	2003	2002	2001

Net income as reported	$ 8,430	$ 1,498	$ 443

Add: Total stock-based employee compensation included in reported net income, net of related tax effects	106	-	-

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(818)	(640)	(731)

Net Income (loss), pro forma	$ 7,718	$ 858	$ (288)

Earnings (loss) per share:
Basic - as reported	$ 1.09	$ 0.19	$ 0.06

Basic - pro forma	$ 1.00	$ 0.11	$ (0.04)

Diluted - as reported	$ 1.07	$ 0.19	$ 0.06

Diluted - pro forma	$ 0.98	$ 0.11	$ (0.04)

        The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future periods because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted. The Company’s stock based compensation plans are further discussed in Note 11.

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

NOTE 3.      Earnings Per Share

        The following is a reconciliation of the Company’s earnings per share:

	Year Ended			Year Ended			Year Ended
	December 31, 2003			December 31, 2002			December 31, 2001
	(000's)			(000's)			(000's)
			Per-Share			Per-Share			Per-Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to
common stockholders	$8,430	7,712	$1.09	$1,498	7,709	$0.19	$443	7,708	$0.06

Effect of Dilutive Securities
Stock options and
restricted stock	-	153	-	-	5	-	-	8	-

Diluted EPS
Income available to
common stockholders
plus assumed exercises
and restricted stock	$8,430	7,865	$1.07	$1,498	7,714	$0.19	$443	7,716	$0.06

        Stock options that were not included in diluted weighted average shares because they would have been anti-dilutive were 752,113 and 988,375 for the years ended December 31, 2003 and 2002 respectively.

NOTE 4.      Purchase of Minority Interest

        HGDS was a 65% owned partnership until August of 2002 when the Company purchased the minority partners’ interest in HGDS. In August of 2002, the Company entered into a settlement agreement and release with the minority partner that resulted in the relinquishment of the minority partner’s 35% interest in HGDS and release of the minority partner’s claims against the Company in exchange for $4,000,000 in cash and release of the Company’s claims against the minority partner including the $3,000,000 balance in minority interest. The acquisition resulted in goodwill of approximately $7,000,000.

NOTE 5.      Property and Equipment

Property and equipment consist of the following (in thousands):
	Years Ended December 31,

	2003	2002

Building and improvements	$ 57	$ 57

Leasehold improvements	608	1,582

Computer equipment and software	51,927	52,095

Furniture and equipment	6,085	8,234

Transportation equipment and automobiles	1,221	2,127

	59,898	64,095

Less: Accumulated depreciation and amortization	(32,043)	(29,886)

Property and Equipment, net	$ 27,855	$ 34,209

        Depreciation expense, which includes depreciation of assets under capital leases, was $10,797,000, $11,476,000 and $11,248,000 for 2003, 2002 and 2001, respectively.

        During the year ended December 31, 2003, the Company wrote-off the cost and accumulated depreciation associated with fully depreciated retired assets.

NOTE 6.      Impairment of Property and Equipment

        On March 30, 2001, a $3,400,000 pretax charge was recorded due to the impairment of HGDS’s e-Logistics software (“e-software”). This e-software was used to process orders relating to the home delivery of large box items purchased over the internet. Management made the decision to exit the internet home delivery business and in conjunction with this decision, all customer contracts associated with the internet home delivery business were terminated as of March 30, 2001. Consequently, the e-software’s fair value was reduced to zero based on the lack of any future cash flows attributable to Hub Distribution’s e-Logistics initiative. The Company does not intend to use the software in the future.

NOTE 7.      Income Taxes

        The following is a reconciliation of the Company’s effective tax rate to the federal statutory tax rate:

	Years Ended December 31,

	2003	2002	2001
U.S. federal statutory rate	35.0%	34.0%	34.0%

State taxes, net of federal benefit	4.5	(7.4)	3.9

Goodwill amortization	-	-	1.1

Nondeductible expenses	1.9	14.8	-

Legislative elimination of Illinois Credits	4.7	-	-
Other	4.0	(0.4)	2.0

Net effective rate	50.1%	41.0%	41.0%

        The Company and its subsidiaries file both unitary and separate company state income tax returns. The 2002 state tax benefit shown above is a result of the tax benefit of the net operating losses incurred on a separate company basis exceeding the tax expense incurred on the Company’s unitary state filing.

        The following is a summary of the Company’s provision for income taxes (in thousands):

	Years Ended December 31,

	2003	2002	2001
Current
Federal	$ 343	$(2,092)	$ -
State and local	595	-	-

	938	(2,092)	-

Deferred
Federal	6,565	3,321	276
State and local	962	(188)	32

	7,527	3,133	308

Total provision	$ 8,465	$ 1,041	$308

The following is a summary of the Company’s deferred tax assets and liabilities (in thousands):

	Years Ended December 31,

	2003	2002
Reserve for uncollectible accounts receivable	$ 1,823	$ 1,751
Accrued compensation	2,659	2,514
Other reserves	1,356	1,149

Current deferred tax assets	5,838	5,414

Net operating loss and tax credit carryforwards	8,502	13,340
Other	69	1
Income tax basis in excess of financial basis of goodwill	5,840	6,845

Long-term deferred tax assets	14,411	20,186

Total deferred tax assets	$ 20,249	$ 25,600

Prepaids	-	$ (33)
Receivables	(1,162)	(2,160)

Current deferred tax liabilities	(1,162)	(2,193)

Property and equipment	(8,985)	(9,937)
Goodwill	(29,790)	(25,631)

Long-term deferred tax liabilities	(38,775)	(35,568)

Total deferred tax liabilities	$(39,937)	$(37,761)

        Management believes it is more likely than not that the deferred tax assets will be realized and as a result no valuation allowance has been recorded.

        The Company had federal net operating loss carryforwards of approximately $14,480,000 at December 31, 2003. These federal net operating loss carryforwards expire as follows:

(In thousands)
2021	$2,962
2022	11,518

        The Company had federal tax credits of approximately $1,130,000 at December 31, 2003. The federal tax credits have expiration dates as follows:

(In thousands)
2019	$139
2020	543
2021	448

NOTE 8.      Long-Term Debt and Financing Arrangements

        The Company’s outstanding debt is as follows (in thousands):

	Years Ended December 31,

	2003	2002
Bank line of credit	$ 6,000	$ 25,000
Term notes with quarterly payments of $2,000,000 with a balloon payment of $9,000,000 due June 24, 2005; Interest is due quarterly
at a floating rate	19,000	27,000
Notes due on June 25, 2009 with annual payments
of $10,000,000 commencing on June 25, 2005; interest is paid quarterly
at a fixed rate of 9.14%	50,000	50,000
Capital lease obligations collateralized by certain equipment	34	88

Total long-term debt	75,034	102,088
Less current portion	(8,017)	(8,061)

	$ 67,017	$ 94,027

        Aggregate principal payments, in thousands, due subsequent to December 31, 2003, are as follows:

2004	$ 8,017
2005	27,007
2006	10,003
2007	10,003
2008	10,003
2009 and thereafter	10,001

$ 75,034

        The Company maintains a multi-bank credit facility (the “Credit Facility”). The Credit Facility is comprised of term debt and a revolving line of credit. The revolving line of credit has a term that expires on June 24, 2005 and bears interest at a maximum of LIBOR plus 3.0% or Prime plus 1.5%. Borrowings and weighted average interest rates on the revolving line of credit were $6,000,000 and 3.13% and $25,000,000 and 4.18% at December 31, 2003 and 2002, respectively. There was $43,000,000 and $24,000,000 unused and available under the revolving line of credit at December 31, 2003 and 2002, respectively. The term debt has quarterly payments of $2,000,000 with a balloon payment of $9,000,000 due on June 24, 2005. Interest on the term debt is a maximum of LIBOR plus 3.25% or Prime plus 1.75%. Borrowings and weighted average interest rates on the term debt were $19,000,000 and 3.41% and $27,000,000 and 4.40% at December 31, 2003 and 2002, respectively.

        During 2002, the Credit Facility was amended three times to waive covenant violations, to revise financial covenants levels and to provide that loans under the Credit Agreement be secured by substantially all assets of the Company. The Credit Facility, as amended, provides for certain financial covenants including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation, amortization, minority interest and certain other charges (EBITDAM) and a cash flow leverage ratio. The Company was in compliance with its debt covenants as of December 31, 2003 and 2002.

        The Company maintains $50,000,000 of private placement debt (the “Notes”). These Notes bear interest at 9.14% which is paid quarterly. These Notes mature on June 25, 2009, with annual payments of $10,000,000 commencing on June 25, 2005. The Notes were amended three times during 2002. The amendments were similar to the amendments made to the Credit Facility. The Notes, as amended, provide for certain financial covenants including a fixed charge coverage ratio and a cash flow leverage ratio. The loans are secured by substantially all assets of the Company. The Company was in compliance with the covenants as of December 31, 2003 and 2002.

        As of December 31, 2003, the Company has standby letters of credit totaling $975,000 that expire from 2004 to 2012. At December 31, 2002, the Company had standby letters of credit totaling $975,000.

NOTE 9.      Capitalized Interest and Interest Expense

        Capitalized interest on qualifying assets under development and total interest were as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Capitalized interest	$ 12	$ 28	$ 365
Interest expensed	7,691	9,453	10,345

Total interest incurred	$ 7,703	$ 9,481	$ 10,710

NOTE 10.      Rental Expense, User Charges and Lease Commitments

        Minimum annual rental commitments, in thousands, at December 31, 2003, under noncancellable operating leases, principally for real estate and equipment, are payable as follows (in thousands):

2004	$ 8,581
2005	5,928
2006	3,876
2007	3,395
2008	2,937
2009 and thereafter	6,214

$ 30,931

        Total rental expense included in selling general and administrative expense was approximately $12,526,000, $14,043,000 and $13,008,000 for 2003, 2002 and 2001, respectively. Additional rental expense of $1,694,000, $1,835,000 and $2,149,000 was included in transportation costs for 2003, 2002 and 2001, respectively. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. The Company's policy is to straight-line rental expense in accordance with Statement of Financial Accounting Standards No. 13, paragraph 15 and Financial Accounting Standards Board Technical Bulletin 85-3.

        The Company incurs charges for its use of a fleet of dedicated containers which are included in transportation costs. Such charges were $28,451,000 and $27,751,000 for the year ended December 31, 2003 and 2002, respectively. Under the agreements, the Company has the ability to return the containers. As a result, no minimum commitment has been included in the table above.

NOTE 11.      Stock-Based Compensation Plans

        In 1996, the Company adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 450,000. In 1997, the Company adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 150,000. For the purpose of attracting and retaining key executive and managerial employees, in 1999 the Company adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 600,000. In 2002, the Company adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 600,000. In 2003, the Company amended its 2002 Incentive Plan to add an additional 500,000 shares of Class A Common Stock. The Company will submit the 2002 Incentive Plan, as amended, to the shareholders for their approval at the Company’s 2004 annual meeting. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating key employees and non-employee directors of the Company. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant.

        Information regarding these option plans for 2003, 2002 and 2001 is as follows:

	2003		2002		2001
		Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding,
beginning of year	1,402,050	$ 12.43	951,550	$ 16.28	877,800	$ 17.07
Options exercised	(37,266)	6.23	--	--	(200)	10.43
Options granted	193,500	5.84	537,000	6.04	106,000	10.15
Options forfeited	(139,350)	15.10	(86,500)	15.14	(32,050)	17.64

Options outstanding,
end of year	1,418,934	$ 11.43	1,402,050	$ 12.43	951,550	$ 16.28

Weighted average fair
value of options
granted during the year	$ 2.58		$ 2.65		$ 4.66
Options exercisable at
year end	786,975		615,250		520,900
Option price range at end
of year	$4.86 to	$28.16	$4.87 to	$28.16	$8.06 to	$28.16
Option price for exercised
shares	$ 6.23		$ --		$ 10.43
Option available for
grant at end of year	456,616		337,950		188,450

        The following table summarizes information about options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
$ 4.86 to $ 5.20	438,667	8.99	$ 5.13	103,004	$ 5.19
$ 5.54 to $ 9.70	253,367	8.55	$ 7.53	68,071	$ 7.81
$10.43 to $ 14.00	353,000	3.59	$ 13.46	294,900	$ 13.84
$17.66 to $ 28.16	373,900	5.66	$ 19.55	321,000	$ 19.67

$ 4.86 to $ 28.16	1,418,934	6.69	$ 11.43	786,975	$ 14.57

        For purposes of determining the pro forma effect of these options as discussed in Note 1, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming:

	Years Ended December 31,

	2003	2002	2001
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.50%	3.40%	4.50%
Volatility factor	40.00%	40.00%	40.00%
Expected life in years	6.0	6.0	6.0

Restricted Stock

        During the fourth quarter of 2003, the Company granted 316,504 shares of restricted stock to certain employees and 10,680 shares of restricted stock to outside directors with a weighted average grant date fair value of $14.10. The stock vests over a three year period. Compensation expense recorded related to the restricted stock was approximately $180,000 during 2003.

NOTE 12.      Business Segment

        The Company has no separately reportable segments. Under the enterprise wide disclosure requirements the Company reports revenue, in thousands, for Intermodal Services, Brokerage Services, Logistics Services and Distribution Services as follows:

	Years Ended December 31,

	2003	2002	2001
Intermodal Services	$ 972,589	$ 973,164	$ 939,357
Brokerage Services	194,866	208,959	212,254
Logistics Services	138,362	72,544	56,777
Distribution Services	53,797	80,993	110,943

Total Revenue	$1,359,614	$1,335,660	$1,319,331

NOTE 13.      Employee Benefit Plans

        The Company has one profit-sharing plan and trust in 2003 and two profit-sharing plans and trusts in 2002 and 2001 under section 401(k) of the Internal Revenue Code. Qualified contributions made by employees to the plan are partially matched by the Company. The Company expensed approximately $1,148,000, $1,291,000 and $1,365,000 related to these plans in 2003, 2002 and 2001, respectively.

        The Company provides a deferred compensation plan that permits certain officers and certain management employees to defer portions of their compensation. Contributions made by employees to the plan are partially matched by the Company. The Company expensed $742,000, $654,000 and $472,000 related to this plan in 2003, 2002 and 2001, respectively. In addition, the Company pays interest on the deferred compensation balance.

NOTE 14.      Related Party Transactions

        An officer of the Company was the owner of 20% of the Class A membership interest of SmartOffices Services, LLC (“SmartOffices”). SmartOffices is in the business of selling office supplies to various companies. The Company spent $249,300, $290,400 and $334,200 buying various office supplies from SmartOffices in 2003, 2002 and 2001, respectively. The officer sold this 20% interest in SmartOffices during March 2003.

NOTE 15.      Legal Matters

        The Company is a party to litigation incident to its business, including claims for freight lost or damaged in transit, improperly shipped or improperly warehoused. Some of the lawsuits to which the Company is party are covered by insurance and are being defended by the Company’s insurance carriers. Some of the lawsuits are not covered by insurance and are being defended by the Company. Management does not believe that the outcome of this litigation will have a materially adverse effect on the Company’s financial position or results of operations. See Item 1 Business – Risk Management and Insurance.

NOTE 16.      Restructuring Charges

        In the fourth quarter of 2002 the Company recorded a restructuring charge of approximately $932,000 consisting of a severance charge for 74 employees of $474,000 and a $458,000 liability for the remaining lease obligation related to a closed facility. All severance payments were made as of December 31, 2002. Approximately $450,000 of lease obligation remained as of December 31, 2002. Lease payments made during 2003 were $177,000 and the lease obligation is $281,000 at December 31, 2003.

        During the quarter ended June 30, 2003, the Company recorded a liability of $180,000 for the estimated remaining lease obligation and closing costs related to a facility in Detroit. Approximately $80,000 of the lease obligation remains as of December 31, 2003 as lease and closing cost payments made during the period ended December 31, 2003 were $100,000.

        During the year ended December 31, 2003 the Company recorded a severance charge for 165 employees of $876,000. Severance payments of $801,000 were made as of December 31, 2003. The Company’s accrued severance at December 31, 2003 was $75,000.

NOTE 17.      Derivative Financial Instrument

        The Company had an interest rate swap that matured on September 30, 2002 with a notional amount of $25.0 million, which was accounted for under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under the Credit Facility, the Company was required to enter into this interest rate swap agreement designated as a hedge on a portion of the Company’s variable rate debt. The Company used this interest rate swap to manage its exposure to changes in interest rates for its floating rate debt. This interest rate swap qualified as a cash flow hedge. The interest rate differential received or paid on the swap was recognized in the consolidated statements of operations as a reduction or increase in interest expense, respectively. The Company recorded incremental interest expense of $698,000 and $312,000 for this swap in 2002 and 2001, respectively. The effective portion of the change in the fair value of the derivative instrument was recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income.

        For the twelve months ended December 31, 2002, the Company adjusted its derivative financial instrument to fair value which resulted in an unrealized income of $389,000, net of the related income tax expense of $153,000. These adjustments are included in other comprehensive income (loss).

NOTE 18.      Bad Debt Write-off

        During September 2001, the Company recognized bad debt expense which is included in selling, general and administrative expense in the accompanying consolidated statements of operations and includes $4.7 million related to a Korean steamship line customer (“Customer”). The Customer filed for reorganization under the Corporate Reorganization Act of Korea in May 2001 and was subsequently forced into liquidation by the Korean courts. According to court filings, the Customer does not have adequate funds to pay its secured creditors. The Company, as an unsecured creditor, was notified by the trustee appointed by the court during September 2001 that it should not expect to recover any funds from the Customer.

NOTE 19.      Stock Buy Back Plan

        During the fourth quarter of 2003, the Board of Directors authorized the purchase of up to 500,000 shares of the Company’s Class A Common Stock from time to time. The timing of the program will be determined by financial and market conditions. During the fourth of quarter of 2003, the Company purchased 20,200 shares for $292,000. As of March 11, 2004, the Company purchased an additional 96,500 shares for $2,763,000 since December 31, 2003.

NOTE 20.      Selected Quarterly Financial Data (Unaudited)

        The following table sets forth selected quarterly financial data for each of the quarters in 2003 and 2002 (in thousands, except per share amounts):

	Quarters

	First	Second	Third	Fourth
Year Ended December 31, 2003:
Revenue	$329,284	$331,651	$339,484	$359,195
Gross margin	42,050	43,460	43,461	41,711
Operating income	4,373	5,914	7,196	6,812
Net income	1,359	1,547	2,886	2,638
Basic earnings per share	$ 0.18	$ 0.20	$ 0.37	$ 0.34
Diluted earnings per share	$ 0.18	$ 0.20	$ 0.37	$ 0.33

	Quarters

	First	Second	Third	Fourth
Year Ended December 31, 2002:
Revenue	$305,299	$ 327,595	$356,666	$346,100
Gross margin	41,009	36,596	42,281	42,926
Operating income (loss)	3,227	(897)	4,513	4,298
Net income (loss)	940	(2,227)	1,379	1,406
Basic earnings (loss) per share	$ 0.12	$ (0.29)	$ 0.18	$ 0.18
Diluted earnings (loss) per share	$ 0.12	$ (0.29)	$ 0.18	$ 0.18

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

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

          None.

Item 9A.      CONTROLS AND PROCEDURES

        As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2003. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The sections entitled “Election of Directors” and “Ownership of the Capital Stock of the Company” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held on May 13, 2004, sets forth certain information with respect to the directors of the Registrant and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Item 11.      EXECUTIVE COMPENSATION

        The section entitled “Compensation of Directors and Executive Officers” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held on May 13, 2004, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The section entitled “Ownership of the Capital Stock of the Company” and “Equity Compensation Plan Information” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held on May 13, 2004, sets forth certain information with respect to the ownership of the Registrant’s Common Stock and equity compensation plans and is incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section entitled “Certain Transactions” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held on May 13, 2004, sets forth certain information with respect to certain business relationships and transactions between the Registrant and its directors and officers and it is incorporated herein by reference.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The section entitled “Principal Accountant Fees and Services” appearing in the Registrant’s proxy statement for the annual meeting of stockholders to be held on May 13, 2004, sets forth certain information with respect to certain fess paid by the Company to its principal accountant for services and it is incorporated herein by reference.

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES & REPORTS ON FORM 8-KL

      (a)(1) Financial Statements

        The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

        Reports of Independent Auditors

        Consolidated Balance Sheets — December 31, 2003 and December 31, 2002

        Consolidated Statements of Operations — Years ended December 31, 2003, December 31, 2002 and December 31, 2001

        Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2003, December 31, 2002 and December 31, 2001

        Consolidated Statements of Cash Flows — Years ended December 31, 2003, December 31, 2002 and December 31, 2001

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

      (b) Reports on Form 8-K

        The Company furnished a report on Form 8-K on November 4, 2003 reporting in Item 9 that it was attaching as an exhibit a press release containing operating results for the third quarter of 2003.

      Periodic Reports

        Upon written request, the Company’s annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2003, and its quarterly reports on Form 10-Q will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 3050 Highland Parkway, Suite 100, Downers Grove, Illinois 60515. The Company's filings are also accessible through the Company's website @ www.hubgroup.com.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004	HUB GROUP, INC.
By /s/ DAVID P. YEAGER;
David P. Yeager
Chief Executive Officer and Vice Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/Phillip C.Yeager	Chairman and Director	March 12,
Phillip C. Yeager		2004

/s/David P.Yeager	Vice Chairman, Chief Executive Officer and Director	March 12,
David P. Yeager		2004

/s/Thomas L. Hardin	President, Chief Operating Officer and Director	March 12
Thomas L. Hardin		2004

/s/Thomas M. White	Senior Vice President-Chief Financial Officer and Treasurer	March 12,
Thomas M. White	(Principal Financial and Accounting Officer)	2004

/s/Charles R. Reaves	Director	March 12,
Charles R. Reaves		2004

/s/Martin P.Slark	Director	March 12,
Martin P. Slark		2004

/s/Gary D. Eppen	Director	March 12,
Gary D. Eppen		2004

SCHEDULE II

                                                       HUB GROUP, INC.
                              VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs &	and	End
	of Year	Expenses	Adjustments (a)	of Year
Year Ended December 31:
Allowance for uncollectible trade accounts
2003	$5,362,000	$ 722,000	$ (820,000)	$5,264,000
2002	4,020,000	1,761,000	(419,000)	5,362,000
2001	3,088,000	7,132,000	(6,200,000)	4,020,000

(a)

For the year ended December 31, 2002, deductions and adjustments includes a $1.1 million adjustment to increase the reported allowance for uncollectible accounts receivable for the years presented in the schedule. This adjustment did not affect the amount of “Trade accounts receivable, net” reported in the Company’s Consolidated Balance Sheets or operating results in the Consolidated Statements of Operations for those years.

INDEX TO EXHIBITS

Number	Exhibit

2.1	Purchase Agreement among the Registrant, American President Companies, Ltd. and APL Land
Transport Services, Inc. (incorporated by reference to the Registrants report on Form 8-K dated
May 2, 1996 and filed May 17, 1996, File No. 0-27754)

2.2	Purchase and Sale Agreement among Hub Holdings, Inc. and Hub City North Central, Inc.
(incorporated by reference to Exhibit 2.2 to the Registrants report on Form 10-K dated March 26,
1997 and filed March 27, 1997, File No. 000-27754)

3.1	Amended Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 and 3.3 to the Registrant's registration statement on Form S-1, File No. 33-90210)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1, File No. 33-90210)

10.1	Form of Amended and Restated Limited Partnership Agreement (incorporated by reference to
Exhibit 10.1 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27,
1997, File No. 000-27754)

10.2	Amended and Restated Limited Partnership Agreement of Hub City Canada, L.P. (incorporated by reference to Exhibit 10.2 to the Registrants report on Form 10-K dated March 26, 1997 and filed
March 27, 1997, File No. 000-27754)

10.3	Form of Non-Competition Agreement (incorporated by reference to Exhibit 10.3 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27,1997, File No. 000-27754)

10.4	Purchase and Sale Agreement between the Registrant and the Stockholders of Hub City Terminals,
Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's registration statement on
Form S-1, File No. 33-90210)

10.5	Hub Group Distribution Services Purchase and Sale Agreement (incorporated by reference to
Exhibit 10.5 to the Registrant's report on Form 10-K dated March 26, 1997 and filed March 27,
1997, File No. 000-27754)

10.6	Management Agreement (incorporated by reference to Exhibit 10.6 to the Registrant's report on
Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

10.7	Stockholders' Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's report on
Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

10.8	Credit Agreement dated as of September 27, 1997, among the Registrant, Hub City Terminals, Inc.,
Hub Holdings, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.8 to the Registrant's report on Form 10-Q dated and filed November 13, 1997, File No. 000-27754)

10.9	$100 million Credit Agreement dated as of April 30, 1999, among the Registrant, Hub City
Terminals, Inc., Hub Holdings, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.9 to the Registrant's report on Form 10-Q dated and filed May 10, 1999,
File No. 000-27754)

10.10	$40 million Bridge Credit Agreement dated as of April 30, 1999 among the Registrant, Hub City
Terminals, Inc., Hub Holdings, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.9 to the Registrant's report on Form 10-Q dated and filed May 10, 1999, File No. 000-27754)

10.11	$50 million Note Purchase Agreement dated as of June 25, 1999, among the Registrant, Hub City
Terminals, Inc., Hub Holdings, Inc. and various purchasers (incorporated by reference to Exhibit
10.11 to the Registrant's report on Form 10-Q dated and filed August 16, 1999, File No. 000-27754)

10.12	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.12 to the Registrant's report on Form 10-Q dated and filed November 13, 2000, File No. 000-27754)

10.13	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.13 to the Registrant's report on Form 10-K dated March 15, 2001 and filed March 16, 2001, File No. 000-27754)

10.14	Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals,
Inc. and various purchasers (incorporated by reference to Exhibit 10.14 to the Registrant's report on
Form 10-K dated March 15, 2001 and filed March 16, 2001, File No. 000-27754)

10.15	Letter from the Registrant to Daniel L. Sellers dated December 24, 1998 (incorporated by reference to Exhibit 10.15 to the Registrant's report on Form 10-K dated March 15, 2001 and filed March 16,
2001, File No. 000-27754)

10.16	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.16 to the Registrant's report on Form 10-Q dated and filed April 19, 2001, File No. 000-27754)

10.17	Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals,
Inc. and various purchasers (incorporated by reference to Exhibit 10.17 to the Registrant's report on
Form 10-Q dated and filed April 19, 2001, File No. 000-27754)

10.18	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.18 to the Registrant's report on Form 10-Q dated and filed November 13, 2001, File No. 000-27754)

10.19	Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals,
Inc. and various purchasers (incorporated by reference to Exhibit 10.19 to the Registrant's report on
Form 10-Q dated and filed November 13, 2001, File No. 000-27754)

10.20	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank dated March 27, 2002 (incorporated by reference to Exhibit 10.20 to the Registrant's report on Form 10-K dated and filed March 28, 2002, File No. 000-27754)

10.21	Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals,
Inc. and various purchasers dated March 27, 2002 (incorporated by reference to Exhibit 10.21 to the
Registrant's report on Form 10-K dated and filed March 28, 2002, File No. 000-27754)

10.22	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank dated August 13, 2002 (incorporated by reference to Exhibit 10.22 to the Registrant's report on Form 10-Q dated and filed August 15, 2002, File No. 000-27754)

10.23	Amendment to $50 million Note purchase Agreement among the Registrant, Hub City Terminals,
Inc. and various purchasers dated August 14, 2002 (incorporated by reference to Exhibit 10.23 to the Registrant's report on Form 10-Q dated and filed August 15, 2002, File No. 000-27754)

10.24	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank dated October 15, 2002 (incorporated by reference to Exhibit 10.24 to the Registrant's report on Form 10-Q dated and filed November 5, 2002, File No. 000-27754)

10.25	Amendment to $50 million Note Purchase Agreement among the Registrant, Hub City Terminals,
Inc. and various purchasers dated October 15, 2002 (incorporated by reference to Exhibit 10.25 to the Registrant's report on Form 10-Q dated and filed November 5, 2002, File No. 000-27754)

10.26	Security Agreement among the Registrant, Hub City Terminals, Inc., Harris Trust and Savings Bank
and various Note Holders dated October 15, 2002 (incorporated by reference to Exhibit 10.26 to the
Registrant's report on Form 10-Q dated and filed November 5, 2002, File No. 000-27754)

10.27	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank dated February 28, 2003 (incorporated by reference to Exhibit 10.27 to the Registrant's report on Form 10-K dated March 12, 2003 and filed March 13, 2003, File No. 000-27754)

10.28	Letter from the Registrant to Thomas M. White dated June 4, 2002

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of David P. Yeager, Vice Chairman and Chief Executive Officer, Pursuant to Rule
13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit of 31 of Item 601 of Regulation S-K

31.2	Certification of Thomas M. White, Senior Vice President-Chief Financial Officer and Treasurer,
Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of
Item 601 of Regulation S-K

32.1	Certification of David P. Yeager and Thomas M. White, Chief Executive Officer and Chief
Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350, filed under Exhibit
32 of Item 601 of Regulation S-K

99.1	Letter from the Company to the Securities and Exchange Commission dated March 27, 2002 regarding the Company's auditors, Arthur Andersen (incorporated by reference to Exhibit 99.1 to the Registrant's report on Form 10-K dated and filed March 28, 2002, File No. 000-27754)

99.2	Hub Group's Code of Business Conduct and Ethics