Form 10-Q
period 2004-03-31
HUB GROUP INC
filed 2004-04-30
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 or

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

        On April 30, 2004, the registrant had 7,439,872 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

Page

                            PART I. Financial Information:

Hub Group, Inc. - Registrant
Unaudited Condensed Consolidated Balance Sheets - March 31, 2004 and
December 31, 2003	3
Unaudited Condensed Consolidated Statements of Operations - Three Months
Ended March 31, 2004 and 2003	4
Unaudited Condensed Consolidated Statement of Stockholders' Equity - Three
Months Ended March 31, 2004	5
Unaudited Condensed Consolidated Statements of Cash Flows - Three
Months Ended March 31, 2004 and 2003	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Management's Discussion and Analysis of Financial Condition and
Results of Operations	12
PART II. Other Information	15

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ —	$ —
Accounts receivable
Trade, net	121,184	126,794
Other	11,616	9,472
Deferred taxes	4,676	4,676
Prepaid expenses and other current assets	4,116	4,578

TOTAL CURRENT ASSETS	141,592	145,520
PROPERTY AND EQUIPMENT, net	25,422	27,855
GOODWILL, net	215,175	215,175
OTHER ASSETS	829	1,017

TOTAL ASSETS	$ 383,018	$ 389,567

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 116,331	$ 118,830
Other	3,187	2,555
Accrued expenses
Payroll	10,677	14,157
Other	11,000	11,592
Current portion of long-term debt	8,012	8,017

TOTAL CURRENT LIABILITIES	149,207	155,151
LONG-TERM DEBT, EXCLUDING CURRENT PORTION	62,011	67,017
DEFERRED TAXES	25,768	24,364
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
issued or outstanding in 2004 and 2003	—	—
Common stock,
Class A: $.01 par value; 12,337,700 shares authorized; 7,552,977 shares issued and 7,436,277 outstanding in 2004; 7,410,700 issued and
outstanding in 2003	74	74
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued
and outstanding in 2004 and 2003	7	7
Additional paid-in capital	118,925	115,820
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	50,045	47,332
Unearned Compensation	(4,502)	(4,448)
Treasury Stock, at cost (116,700 shares in 2004 and 20,200 shares in 2003)	(3,059)	(292)

TOTAL STOCKHOLDERS' EQUITY	146,032	143,035

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 383,018	$ 389,567

        See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenue	$328,302	$329,284
Transportation costs	286,498	287,234

Gross margin	41,804	42,050

Costs and expenses:
Salaries and benefits	22,342	23,328
Selling, general and administrative	10,281	11,788
Depreciation and amortization of property and equipment	2,884	2,561

Total costs and expenses	35,507	37,677

Operating income	6,297	4,373

Other income (expense):
Interest expense	(1,713)	(2,084)
Interest income	53	50
Other, net	41	(36)

Total other expense	(1,619)	(2,070)

Income before provision for income taxes	4,678	2,303

Provision for income taxes	1,965	944

Net income	$ 2,713	$ 1,359

Basic earnings per common share	$ 0.35	$ 0.18

Diluted earnings per common share	$ 0.33	$ 0.18

Basic weighted average number of shares outstanding	7,746	7,709

Diluted weighted average number of shares outstanding	8,294	7,722

See notes to unaudited condendsed consolidated financial statements

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2004
(in thousands, except shares)

March 31, 2004
Class A and B Common Stock Shares
Beginning of year	8,052,796
Exercise of stock options	125,634
Issuance of restricted stock	16,643
Purchase of treasury shares	(96,500)

Ending balance	8,098,573

Class A and B Common Stock Amount
Beginning of year	$81
Issuance of restricted stock and exercise of stock options	1
Purchase of treasury shares	(1)

Ending balance	81

Additional Paid-in Capital
Beginning of year	115,820
Exercise of stock options	2,647
Issuance of restricted stock	458

Ending balance	118,925

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)

Ending balance	(15,458)

Retained Earnings
Beginning of year	47,332
Net income	2,713

Ending balance	50,045

Unearned Compensation
Beginning of year	(4,448)
Issuance of restricted stock	(458)
Compensation expense related to restricted stock	404

Ending balance	(4,502)

Treasury Stock
Beginning of year	(292)
Purchase of treasury shares	(2,767)

Ending balance	(3,059)

Total stockholder's equity	$146,032

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$ 2,713	$ 1,359
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	2,911	2,574
Deferred taxes	1,961	945
Compensation expense related to restricted stock	404	—
(Gain) Loss on sale of assets	(18)	8
Other assets	188	(208)
Changes in working capital:
Accounts receivable, net	3,466	(1,476)
Prepaid expenses and other current assets	462	(559)
Accounts payable	(1,867)	(708)
Accrued expenses	(4,072)	566

Net cash provided by operating activities	6,148	2,501

Cash flows from investing activities:
Purchases of property and equipment, net	(460)	(477)

Net cash used in investing activities	(460)	(477)

Cash flows from financing activity:
Proceeds from stock options exercised	2,090	—
Purchase of treasury stock	(2,767)	—
Net payments on revolver	(3,000)	—
Payments on long-term debt	(2,011)	(2,024)

Net cash used in financing activities	(5,688)	(2,024)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents beginning of period	—	—

Cash and cash equivalents end of period	$ —	$ —

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 1,357	$ 1,732

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

        The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations for the three months ended March 31, 2004 and 2003.

        These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.   Restructuring Charges

        In the fourth quarter of 2002, the Company recorded a $458,000 liability for the remaining lease obligation related to a closed facility. Lease payments made during 2004 were $53,000 and the lease obligation is $228,000 at March 31, 2004.

        During the quarter ended June 30, 2003 the Company recorded a liability of $180,000 for the estimated remaining lease obligation and closing costs related to a facility in Detroit. Approximately $61,000 of the lease obligation remains as of March 31, 2004 as lease and closing cost payments made during the period ended March 31, 2004 were $19,000.

        During the year ended December 31, 2003 the Company recorded a severance charge for 165 employees of $876,000. Severance payments of $75,000 were made during the period ended March 31, 2004. All of these severance payments were made as of March 31, 2004.

        During the three months ended March 31, 2004, the Company recorded a severance charge for 20 employees of $115,000. All of these severance payments were made as of March 31, 2004.

NOTE 3.   Stock Based Compensation

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

        The following table illustrates the effect on the net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income, as reported	$2,713	$1,359
Add: Total stock-based compensation included in reported net income, net of
related tax effects	234	-
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of related tax effects	(401)	(178)

Net income, pro forma	$2,546	$1,181

Earnings per share:
Basic-- as reported	$0.35	$0.18

Basic-- pro forma	$0.33	$0.15

Diluted-- as reported	$0.33	$0.18

Diluted-- pro forma	$0.31	$0.15

Dividend Yield	$0.00	$0.00

        The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options in 2003 with an assumed risk-free interest rate of 3.3%, a stock price volatility factor of 40.0% and an expected life of the options of six years. Using the foregoing assumptions, the calculated weighted-average fair value of options granted in 2003 was $2.24. No options were granted in 2004. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management’s opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future periods because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

NOTE 4.   Earnings Per Share

        The following is a reconciliation of the Company’s earnings per share:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to
common stockholders	$2,713	7,746	$0.35	$1,359	7,709	$0.18
Effect of Dilutive Securities
Stock options	—	548	—	—	13	—

Diluted EPS
Income available to
common stockholders
including assumed exercises of
stock options and restricted stock	$2,713	8,294	$0.33	$1,359	7,722	$0.18

         Stock options that were not included in diluted weighted-average shares because they would have been antidilutive were 23,000 and 1,033,550 for the three months ending March 31, 2004 and 2003, respectively.

NOTE 5.   Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2004	2003

Building and improvements	$ 57	$ 57

Leasehold improvements	617	608

Computer equipment and software	52,219	51,927

Furniture and equipment	6,153	6,085

Transportation equipment and automobiles	1,091	1,221

	60,137	59,898

Less: Accumulated depreciation and amortization	(34,715)	(32,043)

Property and Equipment, net	$ 25,422	$ 27,855

NOTE 6.   Debt

The Company’s outstanding debt is as follows:

	March 31,	December 31,
	2004	2003

	(000's)	(000's)

Bank revolving line of credit	$3,000	$6,000
Term notes with quarterly payments of $2,000,000 with a balloon payment of $9,000,000 due June 24, 2005; interest is due quarterly at a floating
rate	17,000	19,000
Notes due on June 25, 2009 with annual payments of $10,000,000 commencing on June 25, 2005; interest is paid quarterly at a fixed rate
of 9.14%	50,000	50,000
Capital lease obligations collateralized by certain equipment	23	34

Total debt	70,023	75,034
Less current portion	(8,012)	(8,017)

	$62,011	$67,017

        On March 25, 2004, at the Company’s request, the Credit Agreement was amended to reduce the interest rate, commitment fees and the aggregate Revolving Credit Commitment. The interest rate for the Revolving Line of Credit was changed from LIBOR plus 2.0% to LIBOR plus 1.75%. The interest rate for the Term Loan was changed from LIBOR plus 2.25% to LIBOR plus 1.75%. The interest rate for both the Revolving Line of Credit and the Term Loan can be reduced to LIBOR plus 1.625% if the Company’s cash flow leverage ratio is below 1.75 to 1. The commitment fees charged on the unused Line of Credit were reduced from .35% to .3%. The commitment fees can be reduced to .275% if the Company’s cash flow leverage ratio is below 1.75 to 1. The Company’s current cash flow leverage ratio is 1.8 to 1. The Revolving Credit Commitment was reduced from $50,000,000 to $35,000,000.

        The Company had $31,000,000 of unused and available borrowings under its bank revolving line of credit at March 31, 2004 and $43,000,000 December 31, 2003. The Company was in compliance with its debt covenants at March 31, 2004.

        The Company has standby letters of credit that expire from 2004 to 2012. As of March 31, 2004, the letters of credit were $1 million.

NOTE 7.   Contingencies

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

NOTE 8.   Stock Buy Back Plan

        During the fourth quarter of 2003, the Board of Directors authorized the purchase of up to 500,000 shares of the Company’s Class A Common Stock from time to time. The timing of the program will be determined by financial and market conditions. As of March 31, 2004, the Company purchased 116,700 shares for $3,059,000. A summary of purchases in 2004 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as	Shares that May
	of Shares	Average Price	Part of Publicly	Yet be Purchased
	Purchased	Paid Per Share	Announced Plan	Under the Plan (1)

January 1 to January 31	-	-	-	479,800
February 1 to February 29	27,800	$ 27.61	27,800	452,000
March 1 to March 31	68,700	28.46	68,700	383,300

Total	96,500	$ 28.67	96,500

(1) The Company announced on November 3, 2003 that the Board of Directors had authorized the purchase of up to 500,000 shares of the Company's Class A Common Stock from time to time. There is no expiration date for the Plan.

HUB GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenue

        Transportation related revenue, generated by the Company’s intermodal, truckload brokerage and logistics business units, increased 2.4% or $7.4 million. Intermodal revenue increased 1.1% to $230.5 million from $228.0 million in 2003 due primarily to an increase in volume. Truckload brokerage revenue increased 0.7% to $51.0 million from $50.6 million in 2003 due primarily to an increase in revenue per load. Logistics revenue increased 12.5% to $39.7 million from $35.2 million due primarily to increased volume. Hub Group Distribution Services (“HGDS”) revenue decreased 54.1% to $7.1 million in 2004 from $15.5 million in 2003 due primarily to a decrease in the installation business. Total revenue for Hub Group, Inc. (the “Company”) decreased 0.3% to $328.3 million in 2004 from $329.3 million in 2003.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin decreased 0.6% to $41.8 million in 2004 from $42.1 million in 2003. As a percent of revenue, gross margin decreased slightly to 12.7% in 2004 from 12.8% in 2003. The decrease is due primarily to HGDS.

Salaries and Benefits

        Salaries and benefits decreased to $22.3 million in 2004 from $23.3 million in 2003. As a percentage of revenue, salaries and benefits decreased to 6.8% from 7.1% in 2003. This was due primarily to a decrease in headcount. Headcount at March 31, 2004 was 1,182.

Selling, General and Administrative

        Selling general and administrative expenses decreased to $10.3 million in 2004 from $11.8 million in 2003. As a percentage of revenue, these expenses decreased to 3.1% in 2004 from 3.6% in 2003. Equipment lease expense decreased by $0.8 million due primarily to the lease buy-outs in the later half of 2003. Telephone expense decreased by $0.3 million due primarily to a reduction in headcount. Office expense decreased by $0.2 million due primarily to a reduction in offices and cost savings initiatives.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization increased to $2.9 million in 2004 from $2.6 million in 2003. This expense as a percentage of revenue increased to 0.9% from 0.8% in 2003. The increase in depreciation and amortization is due primarily to a higher amount of computer equipment being depreciated in 2004 as a result of lease buy-outs in 2003.

Other Income (Expense)

        Interest expense decreased to $1.7 million in 2004 from $2.1 million in 2003. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year.

        Interest income remained constant at $0.05 million in 2004 and 2003.

Provision for Income Taxes

        The provision for income taxes increased to $2.0 million in 2004 compared to $0.9 million in 2003. The Company provided for income taxes using an effective rate of 42.0% in 2004 and an effective rate of 41.0% in the first quarter of 2003.

Net Income

        Net income increased to $2.7 million in 2004 from $1.4 million from 2003.

Earnings Per Common Share

        Basic earnings per share increased to $0.35 in 2004 from $0.18 in 2003 and diluted earnings per shared increased to $0.33 in 2004 from $0.18 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

        Cash provided by operating activities for the three months ended March 31, 2004, was approximately $6.1 million, which resulted primarily from net income from operations and non-cash charges of $5.4 million.

        Net cash used in investing activities for the three months ended March 31, 2004, was $0.5 million and related to expenditures principally made to enhance the Company’s information system capabilities.

        The net cash used in financing activities for the three months ended March 31, 2004, was $5.7 million and related primarily to payments on the Company’s debt and purchase of treasury stock offset by an increase in cash resulting from stock options being exercised.

        The Company does not believe its net working capital deficit impairs its ability to meet obligations as they become due.

        On March 25, 2004, at the Company’s request, the Credit Agreement was amended to reduce the interest rate, commitment fees and the aggregate Revolving Credit Commitment. The interest rate for the Revolving Line of Credit was changed from LIBOR plus 2.0% to LIBOR plus 1.75%. The interest rate for the Term Loan was changed from LIBOR plus 2.25% to LIBOR plus 1.75%. The interest rate for both the Revolving Line of Credit and the Term Loan can be reduced to LIBOR plus 1.625% if the Company’s cash flow leverage ratio is below 1.75 to 1. The commitment fees charged on the unused Line of Credit were reduced from .35% to .3%. The commitment fees can be reduced to .275% if the Company’s cash flow leverage ratio is below 1.75 to 1. The Company’s current cash flow leverage ratio is 1.8 to 1. The Revolving Credit Commitment was reduced from $50 million to $35 million.

        The Company had $31 million of unused and available borrowings under its bank revolving line of credit at March 31, 2004 and $43 million December 31, 2003. The Company was in compliance with its debt covenants at March 31, 2004.

        The Company has standby letters of credit that expire from 2004 to 2012. As of March 31, 2004, the letters of credit were $1 million.

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

Revenue and Transportation Costs

        During 2004, in connection with the field realignment, the Company revised its revenue classifications by transportation mode. Accordingly, the 2003 revenue amounts have been reclassified to conform to the current year presentation (in thousands):

2003	Intermodal	Truckload	Logistics	HGDS	Total

Quarter Ended March 31	$228.0	$50.6	$35.2	$15.5	$329.3

Quarter Ended June 30	229.2	52.9	33.6	15.9	331.6

Quarter Ended September 30	240.2	53.7	37.6	8.0	339.5

Quarter Ended December 31	254.0	53.3	37.5	14.4	359.2

Total	$951.4	$210.5	$143.9	$53.8	$1,359.6

        Transit times have increased for certain rail vendors due to rail congestion caused primarily by increased volume. A decline in rail service could adversely affect the Company’s revenue for the remainder of 2004 and could increase the Company’s operating costs per load, which could negatively impact net income.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk related to changes in interest rates on its bank line of credit and term notes which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risk from interest rate volatility through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading purposes. No derivative financial instruments were in use during the three months ended Mar 31, 2004.

CONTROLS AND PROCEDURES

        As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II. Other Information

Item 2.                  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	Note 8 of the Company's Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 6.                  Exhibits and Reports on Form 8-K

(a)	A list of exhibits included as part of this report is set forth in the Exhibit Index incorporated herein by reference.

(b)

Reports on Form 8-K. The Company furnished a Report on March 2, 2004 reporting in Item 9 that it was attaching as an exhibit a press release containing operating results for the fourth quarter of 2003.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  HUB GROUP, INC.

DATE: April 30, 2004	/s/ Thomas M. White
Thomas M. White
Senior Vice President
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.           Description

10.29	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated March 25, 2004.

31.1	Certification of David P. Yeager, Vice Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K

31.2	Certification of Thomas M. White, Senior Vice President-Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K

32.1	Certification of David P. Yeager and Thomas M. White, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K