Form 10-Q
period 2004-06-30
HUB GROUP INC
filed 2004-07-23
CIK 940942

 =======================================================================================================================================

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    No X         On July 22, 2004, the registrant had 9,328,382 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

Page

                            PART I. Financial Information:

Hub Group, Inc. - Registrant
Unaudited Condensed Consolidated Balance Sheets - June 30, 2004 and
December 31, 2003	3
Unaudited Condensed Consolidated Statements of Operations - Three Months and
Six Months Ended June 30, 2004 and 2003	4
Unaudited Condensed Consolidated Statement of Stockholders' Equity - Six
Months Ended June 30, 2004	5
Unaudited Condensed Consolidated Statements of Cash Flows - Six
Months Ended June 30, 2004 and 2003	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Management's Discussion and Analysis of Financial Condition and
Results of Operations	12
Quantitative and Qualitative Disclosures related to Market Risk	16
Controls and Procedures	16
PART II. Other Information	17

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ —	$ —
Accounts receivable
Trade, net	122,572	125,754
Other	14,201	9,472
Deferred taxes	4,789	4,676
Prepaid expenses and other current assets	4,679	4,578

TOTAL CURRENT ASSETS	146,241	144,480
PROPERTY AND EQUIPMENT, net	23,887	27,855
GOODWILL, net	215,175	215,175
OTHER ASSETS	320	1,017

TOTAL ASSETS	$ 385,623	$ 388,527

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 112,228	$ 117,790
Other	3,303	2,555
Accrued expenses
Payroll	14,538	14,157
Other	12,878	11,592
Current portion of long-term debt	8,010	8,017

TOTAL CURRENT LIABILITIES	150,957	154,111
LONG-TERM DEBT, EXCLUDING CURRENT PORTION	54,011	67,017
DEFERRED TAXES	27,961	24,364
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
issued or outstanding in 2004 and 2003	—	—
Common stock
Class A: $.01 par value; 12,337,700 shares authorized; 7,554,977 shares issued and 7,529,582 outstanding in 2004; 7,410,700 issued and
7,390,500 outstanding in 2003	75	74
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued
and outstanding in 2004 and 2003	7	7
Additional paid-in capital	118,608	115,820
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	54,104	47,332
Unearned compensation	(4,018)	(4,448)
Treasury stock, at cost (25,395 shares in 2004 and 20,200 shares in 2003)	(624)	(292)

TOTAL STOCKHOLDERS' EQUITY	152,694	143,035

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 385,623	$ 388,527

        See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$ 348,971	$ 331,651	$ 677,273	$ 660,934
Transportation costs	305,306	288,191	591,805	575,424

Gross margin	43,665	43,460	85,468	85,510

Costs and expenses:
Salaries and benefits	22,233	22,853	44,575	46,181
Selling, general and administrative	10,315	12,105	20,596	23,891
Depreciation and amortization of property and equipment	2,851	2,588	5,734	5,149

Total costs and expenses	35,399	37,546	70,905	75,221

Operating income	8,266	5,914	14,563	10,289

Other income (expense):
Interest expense	(1,684)	(2,010)	(3,397)	(4,096)
Interest income	56	25	109	75
Other, net	363	49	404	13

Total other expense	(1,265)	(1,936)	(2,884)	(4,008)

Income before provision for income taxes	7,001	3,978	11,679	6,281

Provision for income taxes	2,942	2,431	4,907	3,375

Net income	$ 4,059	$ 1,547	$ 6,772	$ 2,906

Basic earnings per common share	$ 0.52	$ 0.20	$ 0.87	$ 0.38

Diluted earnings per common share	$ 0.48	$ 0.20	$ 0.81	$ 0.37

Basic weighted average number of shares outstanding	7,851	7,709	7,799	7,709

Diluted weighted average number of shares outstanding	8,469	7,824	8,381	7,773

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2004
(in thousands, except shares)

June 30, 2004
Class A & B Common Stock Shares Outstanding
Beginning of year	8,052,796
Exercise of stock options	127,634
Issuance of restricted stock	16,643
Purchase of treasury shares	(96,500)
Treasury shares issued under restricted stock and stock option plan, net of forfeitures	91,305

Ending balance	8,191,878

Class A & B Common Stock Amount
Beginning of year	$81
Issuance of restricted stock and exercise of stock options	1

Ending balance	82

Additional Paid-in Capital
Beginning of year	115,820
Exercise of stock options	2,301
Issuance of restricted stock	487

Ending balance	118,608

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)

Ending balance	(15,458)

Retained Earnings
Beginning of year	47,332
Net income	6,772

Ending balance	54,104

Unearned Compensation
Beginning of year	(4,448)
Issuance of restricted stock, net of forfeitures	(614)
Compensation expense related to restricted stock	1,044

Ending balance	(4,018)

Treasury Stock
Beginning of year	(292)
Purchase of treasury shares	(2,767)
Issuance of restricted stock and exercise of stock options, net of forfeitures	2,435

Ending balance	(624)

Total stockholder's equity	$152,694

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$ 6,772	$ 2,906
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	5,812	5,174
Deferred taxes	4,735	3,375
Compensation expense related to restricted stock	1,044	—
(Gain) Loss on sale of assets	(162)	8
Other assets	697	(243)
Changes in working capital:
Accounts receivable, net	(1,547)	3,851
Prepaid expenses and other current assets	(101)	488
Accounts payable	(4,814)	(7,063)
Accrued expenses	1,667	2,933

Net cash provided by operating activities	14,103	11,429

Cash flows from investing activities:
Purchases of property and equipment, net	(1,682)	(1,395)

Net cash used in investing activities	(1,682)	(1,395)

Cash flows from financing activity:
Proceeds from stock options exercised	3,359	—
Purchase of treasury stock	(2,767)	—
Net payments on revolver	(6,000)	(6,000)
Payments on long-term debt	(7,013)	(4,034)

Net cash used in financing activities	(12,421)	(10,034)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents beginning of period	—	—

Cash and cash equivalents end of period	$ —	$ —

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 2,630	$ 3,415
Income Taxes	$ 368	$ —

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

        The financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company’s financial position and results of operations for the three months and six months ended June 30, 2004 and 2003.

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

NOTE 2.      Restructuring Charges

        In the fourth quarter of 2002, the Company recorded a $458,000 liability for the remaining lease obligation related to a closed facility. Lease payments made during 2004 were $80,000. The payments made in the quarters ended March 31, 2004 and June 30, 2004 were $53,000 and $27,000 respectively. The lease obligation is $201,000 at June 30, 2004.

        During the quarter ended June 30, 2003 the Company recorded a liability of $180,000 for the estimated remaining lease obligation and closing costs related to a facility in Detroit. Approximately $43,000 of the lease obligation remains as of June 30, 2004. Lease and closing cost payments made during 2004 were $37,000. The payments made in the quarters ended March 31, 2004 and June 30, 2004 were $19,000 and $18,000, respectively.

        During the year ended December 31, 2003 the Company recorded a severance charge for 165 employees of $876,000. Severance payments of $75,000 were made during the period ended March 31, 2004. All of the severance payments for these employees were made as of March 31, 2004.

        During the three months ended March 31, 2004, the Company recorded severance charges for 20 employees of $115,000 and for the three months ended June 30, 2004, the Company recorded severance charges for 20 employees of $191,000. Total severance charges for the six months ended June 30, 2004 was $306,000 for 40 employees. All of these severance payments were made as of June 30, 2004.

NOTE 3.      Stock Based Compensation

        Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,”as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company grants options at fair market value and therefore recognizes no compensation expense.

        The following table illustrates the effect on the net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net income, as reported	$4,059	$1,547	$6,772	$2,906

Add: Total stock-based compensation included in net income,
net of related tax effects	319	—	605	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all
awards, net of related tax effects	(470)	(186)	(924)	(364)

Net income, pro forma	$3,908	$1,361	$6,453	$2,542

Earnings per share:

Basic-- as reported	$0.52	$0.20	$0.87	$0.38

Basic-- pro forma	$0.50	$0.18	$0.83	$0.33

Diluted-- as reported	$0.48	$0.20	$0.81	$0.37

Diluted-- pro forma	$0.46	$0.17	$0.77	$0.33

Dividend Yield	$0.00	$0.00	$0.00	$0.00

        No options were granted in 2004. The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with an assumed risk-free interest rate of 3.6% in 2003, a stock price volatility factor of 40.0% in 2003 and an expected life of the options of six years. Using the foregoing assumptions, the calculated weighted-average fair value of the options granted during the three months ended June 30, 2003 was $2.95 and for the six months ended June 30, 2003 was $2.35. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management’s opinion, the model does not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future periods because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

NOTE 4.      Earnings Per Share

        The following is a reconciliation of the Company’s earnings per share:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$4,059	7,851	$0.52	$1,547	7,709	$0.20
Effect of Dilutive Securities
Stock options and restricted stock	—	618	—	—	115	—

Diluted EPS
Net Income	$4,059	8,469	$0.48	$1,547	7,824	$0.20

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$6,772	7,799	$0.87	$2,906	7,709	$0.38
Effect of Dilutive Securities
Stock options and restricted stock	—	582	—	—	64	—

Diluted EPS
Net Income	$6,772	8,381	$0.81	$2,906	7,773	$0.37

        Stock options not included in diluted weighted-average shares because they would have been antidilutive were 0 and 878,550 for the three months ending June 30, 2004 and 2003, respectively. Stock options not included in diluted weighted average shares because they would have been anti-dilutive were 11,500 and 956,050 for the six months ended June 30, 2004 and 2003, respectively.

NOTE 5.      Property and Equipment

        Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2004	2003

Building and improvements	$ 57	$ 57

Leasehold improvements	650	608

Computer equipment and software	51,902	51,927

Furniture and equipment	6,269	6,085

Transportation equipment and automobiles	838	1,221

	59,716	59,898

Less: Accumulated depreciation and amortization	(35,829)	(32,043)

Property and Equipment, net	$ 23,887	$ 27,855

NOTE 6.      Debt

        The Company’s outstanding debt is as follows (in thousands):

	June 30,	December 31,
	2004	2003

Bank revolving line of credit	$—	$6,000
Term notes with quarterly payments of $2,000,000 with a balloon payment of $9,000,000 due June 24, 2005; interest is due quarterly at a floating
rate	12,000	19,000
Notes due on June 25, 2009 with annual payments of $10,000,000 commencing on June 25, 2005; interest is paid quarterly at a fixed rate
of 9.14%	50,000	50,000
Capital lease obligations collateralized by certain equipment	21	34

Total debt	62,021	75,034
Less current portion	(8,010)	(8,017)

	$54,011	$67,017

        On March 25, 2004, at the Company’s request, the Credit Agreement was amended to reduce the interest rate, commitment fees and the aggregate Revolving Credit Commitment. The interest rate for the Revolving Line of Credit was changed from LIBOR plus 2.0% to LIBOR plus 1.75%. The interest rate for the Term Loan was changed from LIBOR plus 2.25% to LIBOR plus 1.75%. The interest rate for both the Revolving Line of Credit and the Term Loan can be reduced to LIBOR plus 1.625% if the Company’s cash flow leverage ratio is below 1.75 to 1. The commitment fees charged on the unused Line of Credit were reduced from .35% to .3%. The commitment fees can be reduced to .275% if the Company’s cash flow leverage ratio is below 1.75 to 1. The Company’s current cash flow leverage ratio is 1.5 to 1. The Revolving Credit Commitment was reduced from $50,000,000 to $35,000,000.

        The Company had $34,000,000 and $43,000,000 of unused and available borrowings under its bank revolving line of credit at June 30, 2004 and December 31, 2003, respectively. The Company was in compliance with its debt covenants at June 30, 2004.

        The Company has standby letters of credit that expire from 2004 to 2012. As of June 30, 2004, the letters of credit were $1,000,000.

        See Note 9 for subsequent event related to paydown of debt.

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

NOTE 8.      Stock Buy Back Plan

        During the fourth quarter of 2003, the Board of Directors authorized the purchase of up to 500,000 shares of the Company’s Class A Common Stock from time to time. The timing of the program will be determined by financial and market conditions. Since the program was initiated, the Company purchased 116,700 shares for $3,059,000. A summary of purchases in 2004 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as	Shares that May
	of Shares	Average Price	Part of Publicly	Yet be Purchased
	Purchased	Paid Per Share	Announced Plan	Under the Plan(1)

January 1 to January 31	-	-	-	479,800
February 1 to February 29	27,800	$ 27.61	27,800	452,000
March 1 to March 31	68,700	29.04	68,700	383,300
April 1 to April 30	-	-	-	383,300
May 1 to May 31	-	-	-	383,300
June 1 to June 30	-	-	-	383,300

Total	96,500	$ 28.67	96,500

    (1)        The Company announced on November 3, 2003 that the Board of Directors had authorized the purchase of up to 500,000 shares of the Company’s Class A Common Stock from time to time. There is no expiration date for the Plan.

NOTE 9.      Subsequent Event

        Hub’s public offering of Class A common stock priced at $33.00 per share, before underwriting discounts and commissions, and was closed on July 2, 2004. The Company sold 1,800,000 shares and selling stockholders sold 385,000 shares. Net proceeds to the Company of $56,100,000 were used to prepay the $50,000,000 of 9.14% debt on July 6, 2004 as well as the majority of the make-whole payment of $6,800,000. As a result of the pre-payment, the Company will record a change of $7,300,000 (after-tax of approximately $4,200,000), consisting of $6,800,000 in pre-payment penalties and $500,000 related to the write off of deferred financing costs during the third quarter of 2004.

HUB GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Revenue

        Transportation-related revenue, generated by Hub Group, Inc.’s (the “Company’s”) intermodal, truckload brokerage and logistics business units, increased 7.2% or $22.8 million. Intermodal revenue increased 5.7% to $242.3 million from $229.2 million in 2003 due primarily to an increase in volume. Truckload brokerage revenue increased 7.3% to $56.8 million from $52.9 million in 2003 due primarily to an increase in revenue per load. Logistics revenue increased 17.1% to $39.4 million from $33.7 million due primarily to increased volume. Hub Group Distribution Services (“HGDS”) revenue decreased 34.0% to $10.5 million in 2004 from $15.9 million in 2003 due primarily to a decrease in the installation business. Total revenue for the Company increased 5.2% to $349.0 million in 2004 from $331.7 million in 2003.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased 0.5% to $43.7 million in 2004 from $43.5 million in 2003. Transportation-related gross margin dollar increases were offset by decreases in gross margin dollars at HGDS. As a percent of revenue, gross margin decreased to 12.5% in 2004 from 13.1% in 2003. The change in gross margin as a percentage of revenue is primarily attributable to a decrease in the higher margin business of HGDS.

Salaries and Benefits

        As a percentage of revenue, salaries and benefits decreased to 6.4% from 6.9% in 2003. Salaries and benefits decreased to $22.2 million in 2004 from $22.9 million in 2003. This was due primarily to a decrease in headcount. Headcount as of June 30, 2004 was 1,176. In late 2003, the Company stopped issuing new stock options and began issuing restricted stock which vests over three years. As a result, salaries and benefits include a $0.6 million charge related to restricted stock in the three months ended June 30, 2004.

Selling, General and Administrative

        Selling general and administrative expenses decreased to $10.3 million in 2004 from $12.1 million in 2003. As a percentage of revenue, these expenses decreased to 3.0% in 2004 from 3.6% in 2003. Equipment lease expense decreased by $0.6 million due primarily to the lease buy-outs in the latter half of 2003. Outside services expense decreased by $0.4 million due primarily to lower legal fees incurred during 2004. Outside sales commissions decreased by $0.2 million and rent and office expense decreased by $0.2 million due primarily to a reduction in offices and cost savings initiatives.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization increased to $2.9 million in 2004 from $2.6 million in 2003. This expense as a percentage of revenue remained constant at 0.8%. The increase in depreciation and amortization is due primarily to more computer equipment being depreciated in 2004 as a result of lease buy-outs in the latter half of 2003.

Other Income (Expense)

        Interest expense decreased to $1.7 million in 2004 from $2.0 million in 2003. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year.

Provision for Income Taxes

        The provision for income taxes increased to $2.9 million in 2004 compared to $2.4 million in 2003. The Company provided for income taxes using an effective rate of 42.0% in 2004 and an effective rate of 61.1% in the second quarter of 2003. The decrease in the effective rate from 2003 to 2004 is related to the write off of $0.8 million of deferred tax assets related to the Illinois Research and Development credit in 2003. On June 20, 2003, the governor of Illinois signed legislation that eliminated the Illinois Research and Development credit and the use of any credit carryforwards for any year ending on or after December 31, 2003.

Net Income

        Net income increased to $4.1 million in 2004 from $1.5 million from 2003.

Earnings Per Common Share

        Basic earnings per share increased to $0.52 in 2004 from $0.20 in 2003 and diluted earnings per shared increased to $0.48 in 2004 from $0.20 in 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenue

        Transportation-related revenue, generated by the Company’s intermodal, truckload brokerage and logistics business units, increased 4.8% or $30.1 million. Intermodal revenue increased 3.4% to $472.9 million from $457.2 million in 2003 due primarily to an increase in volume. Truckload brokerage revenue increased 4.1% to $107.7 million from $103.5 million in 2003 due primarily to an increase in revenue per load. Logistics revenue increased 14.8% to $79.1 million from $68.9 million due primarily to increased volume. HGDS revenue decreased 43.9% to $17.6 million in 2004 from $31.3 million in 2003 due primarily to a decrease in the installation business. Total revenue for the Company increased 2.5% to $677.3 million in 2004 from $660.9 million in 2003.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin remained constant at $85.5 million. Transportation-related gross margin dollar increases were offset by decreases in gross margin dollars at HGDS. As a percent of revenue, gross margin decreased slightly to 12.6% in 2004 from 12.9% in 2003. The change in gross margin as a percentage of revenue is primarily attributable to a decrease in the higher margin business of HGDS.

Salaries and Benefits

        Salaries and benefits decreased to $44.6 million in 2004 from $46.2 million in 2003. As a percentage of revenue, salaries and benefits decreased to 6.6% from 7.0% in 2003. This was due primarily to a decrease in headcount. In late 2003, the Company stopped issuing new stock options and began issuing restricted stock which vests over three years. As a result, salaries and benefits include a $1.0 million charge related to restricted stock in the six months ended June 30, 2004.

Selling, General and Administrative

        Selling general and administrative expenses decreased to $20.6 million in 2004 from $23.9 million in 2003. As a percentage of revenue, these expenses decreased to 3.0% in 2004 from 3.6% in 2003. Equipment lease expense decreased by $1.4 million due primarily to the lease buy-outs in the latter half of 2003. Telephone expense decreased by $0.4 million due primarily to a reduction in headcount. Outside services expense decreased by $0.5 million due primarily to lower legal fees incurred during 2004. Rent and office expense decreased by $0.4 million due primarily to a reduction in offices and cost savings initiatives. Outside sales commissions decreased by $0.3 million.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization increased to $5.7 million in 2004 from $5.1 million in 2003. This expense as a percentage of revenue remained constant at 0.8%. The increase in depreciation and amortization is due primarily to more computer equipment being depreciated in 2004 as a result of lease buy-outs in the latter half of 2003.

Other Income (Expense)

        Interest expense decreased to $3.4 million in 2004 from $4.1 million in 2003. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year.

Provision for Income Taxes

        The provision for income taxes increased to $4.9 million in 2004 compared to $3.4 million in 2003. The Company provided for income taxes using an effective rate of 42.0% for the six months ended June 30, 2004 and an effective rate of 53.7% for the six months ended June 30, 2003. The decrease in the effective rate from 2003 to 2004 is related to the write off of $0.8 million of deferred tax assets related to the Illinois Research and Development credit in 2003. On June 20, 2003, the governor of Illinois signed legislation that eliminated the Illinois Research and Development credit and the use of any credit carryforwards for any year ending on or after December 31, 2003.

Net Income

        Net income increased to $6.8 million in 2004 from $2.9 million from 2003.

Earnings Per Common Share

        Basic earnings per share increased to $0.87 in 2004 from $0.38 in 2003 and diluted earnings per shared increased to $0.81 in 2004 from $0.37 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has funded its operations and capital expenditures through cash flows from operations and bank borrowings.

        Cash provided by operating activities for the six months ended June 30, 2004, was approximately $14.1 million, which resulted primarily from net income from operations and non-cash charges of $11.6 million.

        Net cash used in investing activities for the six months ended June 30, 2004, was $1.7 million and related to expenditures principally made to enhance the Company’s information system capabilities.

        The net cash used in financing activities for the six months ended June 30, 2004, was $12.4 million and related primarily to payments on the Company’s debt and purchase of treasury stock offset by an increase in cash resulting from stock options being exercised.

        The Company does not believe its net working capital deficit impairs its ability to meet obligations as they become due.

        On March 25, 2004, at the Company’s request, the Credit Agreement was amended to reduce the interest rate, commitment fees and the aggregate Revolving Credit Commitment. The interest rate for the Revolving Line of Credit was changed from LIBOR plus 2.0% to LIBOR plus 1.75%. The interest rate for the Term Loan was changed from LIBOR plus 2.25% to LIBOR plus 1.75%. The interest rate for both the Revolving Line of Credit and the Term Loan can be reduced to LIBOR plus 1.625% if the Company’s cash flow leverage ratio is below 1.75 to 1. The commitment fees charged on the unused Line of Credit were reduced from .35% to .3%. The commitment fees can be reduced to .275% if the Company’s cash flow leverage ratio is below 1.75 to 1. The Company’s current cash flow leverage ratio is 1.5 to 1. The Revolving Credit Commitment was reduced from $50,000,000 to $35,000,000.

        The Company had $34,000,000 and $43,000,000 of unused and available borrowings under its bank revolving line of credit at June 30, 2004 and December 31, 2003, respectively. The Company was in compliance with its debt covenants at June 30, 2004.

        The Company has standby letters of credit that expire from 2004 to 2012. As of June 30, 2004, the letters of credit were $1,000,000.

        Hub’s public offering of Class A common stock priced at $33.00 per share, before underwriting discounts and commissions, and closed on July 2, 2004. The Company sold 1,800,000 shares and selling stockholders sold 385,000 shares. Net proceeds to the Company of $56,100,000 were used to prepay the $50,000,000 of 9.14% debt on July 6, 2004 as well as the majority of the make-whole payment of $6,800,000. As a result of the pre-payment, the Company will record a charge of $7,300,000 (after-tax of approximately $4,200,000) consisting of $6,800,000 in pre-payment penalities and $500,000 related to the write off of deferred financing costs during the third quarter of 2004.

OUTLOOK, RISKS AND UNCERTAINTIES

        Except for historical data, the information contained in this Quarterly Report constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to, those contained in this “Outlook, Risks and Uncertainties” section regarding expectations, hopes, beliefs, estimates, intentions or strategies regarding the future. The Company assumes no obligation to update any such forward-looking statements. In addition to those mentioned elsewhere in this section and the risk factors outlined in the Company's Prospectus dated June 28, 2004, such risks and uncertainties include the impact of competitive pressures in the marketplace, including the entry of new, web-based competitors and direct marketing efforts by the railroads, the degree and rate of market growth in the intermodal and highway transportation markets served by the Company, changes in rail and truck capacity, further consolidation of rail carriers, deterioration in relationships with existing rail carriers, rail service conditions, changes in governmental regulation, adverse weather conditions, fuel shortages, changes in the cost of services from rail, drayage and other vendors, the situation in the Middle East and fluctuations in interest rates.

Revenue and Transportation Costs

        During 2004, in connection with the field realignment, the Company revised its revenue classifications by transportation mode. Accordingly, the 2003 revenue amounts have been reclassified to conform to the current year presentation (in millions):

2003	Intermodal	Truckload	Logistics	HGDS	Total

Quarter Ended March 31	$228.0	$50.6	$35.2	$15.5	$329.3

Quarter Ended June 30	229.2	52.9	33.7	15.9	331.7

Quarter Ended September 30	240.2	53.7	37.6	8.0	339.5

Quarter Ended December 31	254.0	53.3	37.4	14.4	359.1

Total	$951.4	$210.5	$143.9	$53.8	$1,359.6

        Transit times have increased for certain rail vendors due to rail congestion caused primarily by increased volume. A decline in rail service could adversely affect the Company’s revenue for the remainder of 2004 and could increase the Company’s operating costs per load, which could negatively impact net income.

Interest Expense

        As a result of eliminating the $50,000,000 of debt, the Company will no longer be required to pay the related interest which historically has been approximately $1,100,000 per quarter.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk related to changes in interest rates on its bank line of credit and term notes which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risk from interest rate volatility through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company does not use financial instruments for trading purposes. No derivative financial instruments were in use during the six months ended June 30, 2004.

CONTROLS AND PROCEDURES

        As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II. Other Information

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

               (e)          Note 8 of the Company’s Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 4.           Submission of Matters to a Vote of Security Holders
The 2004 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 13, 2004. At this meeting the following six directors were elected with the following votes: Phillip C. Yeager: 18,525,606 votes for and 1,355,624 votes withheld; David P. Yeager: 18,526,156 votes for and 1,355,074 votes withheld; Mark A. Yeager: 18,526,156 votes for and 1,355,099 votes withheld; Gary D. Eppen: 19,100,566 votes for and 780,664 votes withheld; Charles R. Reaves: 19,100,566 votes for and 780,664 votes withheld; Martin P. Slark: 19,100,616 votes for and 780,614 votes withheld.

Also at this meeting, the Stockholders voted on a proposal to approve the Company’s Amended 2002 Long-Term Incentive Plan. This proposal was approved by the following votes: 15,643,015 votes for, 2,303,801 votes against, 88,502 votes withheld and 1,845,912 non-votes.

Item 6.           Exhibits and Reports on Form 8-K

               (a)        A list of exhibits included as part of this report is set forth in the Exhibit Index incorporated herein by reference.

               (b)        Reports on Form 8-K.

The Company furnished a Report on April 28, 2004 reporting in Item 9 that it was attaching as an exhibit a press release containing operating results for the first quarter of 2004.

The Company furnished a Report on June 18, 2004 reporting in Item 9 that it was attaching as an exhibit a press release containing information about an independent truck drivers strike in Northern California and projected second quarter earnings.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HUB GROUP, INC.

DATE: July 23, 2004	/s/ Thomas M. White
Thomas M. White
Senior Vice President-Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.           Description

31.1	Certification of David P. Yeager, Vice Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas M. White, Senior Vice President-Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Thomas M. White, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.