Form 10-Q
period 2004-09-30
HUB GROUP INC
filed 2004-10-26
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 or

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

        On October 22, 2004, the registrant had 9,364,337 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

Page

                            PART I. Financial Information:

Hub Group, Inc. - Registrant
Unaudited Condensed Consolidated Balance Sheets - September 30, 2004 and
December 31, 2003	3
Unaudited Condensed Consolidated Statements of Income - Three Months and
Nine Months Ended September 30, 2004 and 2003	4
Unaudited Condensed Consolidated Statement of Stockholders' Equity - Nine
Months Ended September 30, 2004	5
Unaudited Condensed Consolidated Statements of Cash Flows - Nine
Months Ended September 30, 2004 and 2003	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Management's Discussion and Analysis of Financial Condition and
Results of Operations	12
Quantitative and Qualitative Disclosures related to Market Risk	22
Controls and Procedures	22
PART II. Other Information	22

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ —	$ —
Accounts receivable
Trade, net	134,551	125,754
Other	5,948	9,472
Deferred taxes	4,676	4,676
Prepaid expenses and other current assets	4,359	4,578

TOTAL CURRENT ASSETS	149,534	144,480
PROPERTY AND EQUIPMENT, net	21,544	27,855
GOODWILL, net	215,175	215,175
OTHER ASSETS	321	1,017

TOTAL ASSETS	$ 386,574	$ 388,527

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 110,709	$ 117,790
Other	2,905	2,555
Accrued expenses
Payroll	16,305	14,157
Other	13,200	11,592
Current portion of long-term debt	—	8,017

TOTAL CURRENT LIABILITIES	143,119	154,111
LONG-TERM DEBT, EXCLUDING CURRENT PORTION	—	67,017
DEFERRED TAXES	30,594	24,364
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
issued or outstanding in 2004 and 2003	—	—
Common stock
Class A: $.01 par value; 12,337,700 shares authorized; 9,354,977 shares issued and 9,337,687 outstanding in 2004; 7,410,700 issued and
7,390,500 outstanding in 2003	93	74
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares
issued and outstanding in 2004 and 2003	7	7
Additional paid-in capital	174,449	115,820
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	57,656	47,332
Unearned compensation	(3,475)	(4,448)
Treasury stock, at cost (17,290 shares in 2004 and 20,200 shares in 2003)	(411)	(292)

TOTAL STOCKHOLDERS' EQUITY	212,861	143,035

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 386,574	$ 388,527

        See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$ 362,105	$ 339,484	$ 1,039,377	$ 1,000,418
Transportation costs	314,077	296,023	905,881	871,447

Gross margin	48,028	43,461	133,496	128,971

Costs and expenses:
Salaries and benefits	21,995	22,508	66,570	68,689
Selling, general and administrative	9,023	11,041	29,618	34,932
Depreciation and amortization of property and equipment	3,052	2,716	8,786	7,865

Total costs and expenses	34,070	36,265	104,974	111,486

Operating income	13,958	7,196	28,522	17,485

Other income (expense):
Interest expense	(571)	(1,885)	(3,968)	(5,981)
Interest income	56	43	165	118
Debt extinguishment expenses	(7,296)	—	(7,296)	—
Other, net	180	46	583	59

Total other expense	(7,631)	(1,796)	(10,516)	(5,804)

Income before provision for income taxes	6,327	5,400	18,006	11,681

Provision for income taxes	2,775	2,514	7,682	5,889

Net income	$ 3,552	$ 2,886	$ 10,324	$ 5,792

Basic earnings per common share	$ 0.37	$ 0.37	$ 1.22	$ 0.75

Diluted earnings per common share	$ 0.34	$ 0.37	$ 1.14	$ 0.74

Basic weighted average number of shares outstanding	9,707	7,709	8,435	7,709

Diluted weighted average number of shares outstanding	10,324	7,897	9,029	7,814

        See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2004
(in thousands, except shares)

September 30, 2004
Class A & B Common Stock Shares Outstanding
Beginning of year	8,052,796
Exercise of stock options	127,634
Issuance of restricted stock	16,643
Purchase of treasury shares	(96,500)
Stock offering	1,800,000
Treasury shares issued under restricted stock and stock option plan, net of forfeitures	99,410

Ending balance	9,999,983

Class A & B Common Stock Amount
Beginning of year	$81
Issuance of restricted stock and exercise of stock options	1
Stock offering	18

Ending balance	100

Additional Paid-in Capital
Beginning of year	115,820
Exercise of stock options	2,282
Issuance of restricted stock	494
Stock offering	55,853

Ending balance	174,449

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)

Ending balance	(15,458)

Retained Earnings
Beginning of year	47,332
Net income	10,324

Ending balance	57,656

Unearned Compensation
Beginning of year	(4,448)
Issuance of restricted stock, net of forfeitures	(620)
Compensation expense related to restricted stock	1,593

Ending balance	(3,475)

Treasury Stock
Beginning of year	(292)
Purchase of treasury shares	(2,767)
Issuance of restricted stock and exercise of stock options, net of forfeitures	2,648

Ending balance	(411)

Total stockholder's equity	$212,861

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$ 10,324	$ 5,792
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	8,966	7,908
Deferred taxes	7,535	5,739
Compensation expense related to restricted stock	1,593	—
Gain on sale of assets	(248)	(60)
Other assets	696	(110)
Changes in working capital:
Accounts receivable, net	(5,273)	553
Prepaid expenses and other current assets	219	(201)
Accounts payable	(6,731)	(4,225)
Accrued expenses	3,756	7,799

Net cash provided by operating activities	20,837	23,195

Cash flows from investing activities:
Purchases of property and equipment, net	(2,407)	(3,173)

Net cash used in investing activities	(2,407)	(3,173)

Cash flows from financing activity:
Proceeds from stock offering, net	55,871	—
Proceeds from stock options exercised	3,500	22
Purchase of treasury stock	(2,767)	—
Net payments on revolver	(6,000)	(14,000)
Payments on long-term debt	(69,034)	(6,044)

Net cash used in financing activities	(18,430)	(20,022)

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents beginning of period	—	—

Cash and cash equivalents end of period	$ —	$ —

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 2,995	$ 4,951
Income Taxes	$ 477	$ —

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Interim Financial Statements

        Our accompanying unaudited condensed consolidated financial statements of Hub Group, Inc. (“we,“us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

        The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position and results of operations for the three months and nine months ended September 30, 2004 and 2003.

        These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. Restructuring Charges

        During the year ended December 31, 2003 we recorded a severance charge for 165 employees of $876,000. We recorded severance charges of $115,000 for 20 employees during the quarter ended March 31, 2004 and $191,000 for 20 employees during the quarter ended June 30, 2004. An additional severance charge of $184,000 for 35 employees was recorded during the quarter ended September 30, 2004. Total severance charges recorded during the nine months ended September 30, 2004 were $490,000 for 75 employees. All severance payments were made as of September 30, 2004.

        In the fourth quarter of 2002, we recorded a $458,000 liability for the remaining lease obligation related to a closed facility. During the quarter ended June 30, 2003 we recorded a liability of $180,000 for the estimated remaining lease obligation and closing costs related to a facility in Detroit. We closed two operating centers during the quarter ended September 30, 2004 and recorded a $118,000 liability for the estimated remaining lease obligations related to the closed facilities. Lease and closing cost payments made during 2004 were $182,000. Payments made in the quarters ended March 31, 2004, June 30, 2004 and September 30. 2004 were $72,000, $45,000 and $65,000, respectively. The liability related to consolidation of facilities at September 30, 2004 is $297,000.

        The following table displays the activity and balances of the restructuring reserves for the year ended December 31, 2003 and the nine months ended September 30, 2004 (in thousands):

	Workforce	Consolidation
	Reduction	of Facilities	Total

Balance at December 31, 2002	$--	$458	$458
Additional Restructuring Expenses	876	180	1,056
Cash Payments	(801)	(277)	(1,078)

Balance at December 31, 2003	75	361	436
Additional Restructuring Expenses	115	--	115
Cash Payments	(190)	(72)	(262)

Balance at March 31, 2004	--	289	289
Additional Restructuring Expenses	191	--	191
Cash Payments	(191)	(45)	(236)

Balance at June 30, 2004	--	244	244
Additional Restructuring Expenses	184	118	302
Cash Payments	(184)	(65)	(249)

Balance at September 30. 2004	$--	$297	$297

NOTE 3. Stock Based Compensation

        Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We grant options at fair market value and therefore recognize no compensation expense.

        The following table illustrates the effect on the net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income, as reported	$3,552	$2,886	$10,324	$5,792

Add: Total stock-based compensation included in net income,
net of related tax effects	309	—	914	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all
awards, net of related tax effects	(447)	(166)	(1,371)	(548)

Net income, pro forma	$3,414	$2,720	$9,867	$5,244

Earnings per share:

Basic-- as reported	$0.37	$0.37	$1.22	$0.75

Basic-- pro forma	$0.35	$0.35	$1.17	$0.68

Diluted-- as reported	$0.34	$0.37	$1.14	$0.74

Diluted-- pro forma	$0.33	$0.34	$1.09	$0.67

        No options were granted in 2004. The above table is based upon the valuation of option grants using the Black-Scholes pricing model for traded options with an assumed risk-free interest rate of 3.7% in 2003, a stock price volatility factor of 40.0% in 2003, dividend yield of 0 in 2003 and an expected life of the options of six years. Using the foregoing assumptions, the calculated weighted-average fair value of the options granted during the three months ended September 30, 2003 was $4.69 and for the nine months ended September 30, 2003 was $2.60. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, in management’s opinion, the model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

        The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future periods because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

NOTE 4. Earnings Per Share

        The following is a reconciliation of our earnings per share:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$3,552	9,707	$0.37	$2,886	7,709	$0.37
Effect of Dilutive Securities
Stock options and restricted stock	—	617	—	—	188	—

Diluted EPS
Net Income	$3,552	10,324	$0.34	$2,886	7,897	$0.37

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$10,324	8,435	$1.22	$5,792	7,709	$0.75
Effect of Dilutive Securities
Stock options and restricted stock	—	594	—	—	105	—

Diluted EPS
Net Income	$10,324	9,029	$1.14	$5,792	7,814	$0.74

        Stock options not included in diluted weighted-average shares because they would have been anti-dilutive were 0 and 731,550 for the three months ending September 30, 2004 and 2003, respectively. Stock options not included in diluted weighted average shares because they would have been anti-dilutive were 7,667 and 881,217 for the nine months ended September 30, 2004 and 2003, respectively.

NOTE 5. Property and Equipment

        Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2004	2003

Building and improvements	$ 46	$ 57

Leasehold improvements	567	608

Computer equipment and software	50,151	51,927

Furniture and equipment	5,607	6,085

Transportation equipment and automobiles	290	1,221

	56,661	59,898

Less: Accumulated depreciation and amortization	(35,117)	(32,043)

Property and Equipment, net	$ 21,544	$ 27,855

NOTE 6. Debt

        Our outstanding debt is as follows (in thousands):

	September 30,	December 31,
	2004	2003

Bank revolving line of credit	$—	$6,000
Term notes with quarterly payments of $2,000,000 with a balloon payment of $9,000,000 due June 24, 2005; interest is due quarterly at a floating
rate	—	19,000
Notes due on June 25, 2009 with annual payments of $10,000,000 commencing on June 25, 2005; interest is paid quarterly at a fixed rate
of 9.14%	—	50,000
Capital lease obligations collateralized by certain equipment	—	34

Total debt	—	75,034
Less current portion	—	(8,017)

	$—	$67,017

        On July 6, 2004, we used the net proceeds from our completed public offering, fully described in Note 9, to prepay the $50,000,000 of 9.14% debt as well as the majority of the make-whole payment of $6,804,000. As a result of the pre-payment, we recorded debt extinguishment expenses $7,296,000 (after-tax of approximately $4,232,000) consisting of $6,804,000 in pre-payment penalties and $492,000 related to the write off of deferred financing costs.

        On March 25, 2004, at our request, the Credit Agreement was amended to reduce the interest rate, commitment fees and the aggregate Revolving Credit Commitment. The interest rate for both the Revolving Line of Credit and the Term Loan was reduced to LIBOR plus 1.625%. The commitment fees charged on the unused Line of Credit were reduced to .275%. The Revolving Credit Commitment was reduced from $50,000,000 to $35,000,000.

        We had $34,000,000 and $43,000,000 of unused and available borrowings under our bank revolving line of credit at September 30, 2004 and December 31, 2003, respectively. We were in compliance with our debt covenants at September 30, 2004.

        We have standby letters of credit that expire from 2004 to 2012. As of September 30, 2004, the letters of credit were $1,000,000.

NOTE 7. Contingencies

        We are a party to litigation incident to our business, including claims for freight lost or damaged in transit, freight improperly shipped or improperly billed and personal injury. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we are defending them. Management does not believe that the outcome of this litigation will have a material adverse effect on our financial position.

NOTE 8. Stock Buy Back Plan

        During the fourth quarter of 2003, the Board of Directors authorized the purchase of up to 500,000 shares of our Class A Common Stock from time to time. The timing of the program will be determined by financial and market conditions. Since the program was initiated, we purchased 116,700 shares for $3,059,000. A summary of purchases in 2004 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as	Shares that May
	of Shares	Average Price	Part of Publicly	Yet be Purchased
	Purchased	Paid Per Share	Announced Plan	Under the Plan(1)

January 1 to January 31	-	-	-	479,800
February 1 to February 29	27,800	$ 27.61	27,800	452,000
March 1 to March 31	68,700	29.04	68,700	383,300
April 1 to April 30	-	-	-	383,300
May 1 to May 31	-	-	-	383,300
June 1 to June 30	-	-	-	383,300
July 1 to July 31	-	-	-	383,300
August 1 to August 31	-	-	-	383,300
September 1 to September 30	-	-	-	383,300

Total	96,500	$ 28.67	96,500

    (1)        We announced on November 3, 2003 that the Board of Directors had authorized the purchase of up to 500,000 shares of our Class A Common Stock from time to time. There is no expiration date for the Plan.

NOTE 9. Public Equity Offering

        We completed a public offering of Class A common stock priced at $33.00 per share, before underwriting discounts and commissions, on July 2, 2004. We sold 1,800,000 shares and selling stockholders sold 385,000 shares. The net proceeds of $55,871,000 were used to prepay the $50,000,000 of 9.14% debt on July 6, 2004 as well as the majority of the make-whole payment of $6,804,000. As a result of the pre-payment, we recorded debt extinguishment expenses of $7,296,000 (after-tax of approximately $4,232,000) consisting of $6,804,000 in pre-payment penalties and $492,000 related to the write off of deferred financing costs during the third quarter of 2004.

HUB GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK, RISKS AND UNCERTAINTIES

        The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this quarterly report. Factors that could cause our actual results to differ materially include:

        •  the degree and rate of market growth in the intermodal, truck brokerage and logistics markets served by us;
        •  deterioration in our relationships with existing railroads;
        •  changes in rail service conditions or adverse weather conditions;
        •  further consolidation of railroads;
        •  the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
        •  changes in rail, drayage and trucking company capacity;
        •  equipment shortages;
        •  changes in the cost of services from rail, drayage, truck or other vendors;
        •  labor unrest in the rail, drayage or trucking company communities;
        •  general economic and business conditions;
        •  fuel shortages or prices;
        •  increases in interest rates;
        •  decrease in demand for our distribution services;
        •  changes in homeland security or terrorist activity;
        •  difficulties in maintaining or enhancing our information technology systems;
        •  changes to or new governmental regulation;
        •  loss of several of our largest customers; and
        •  inability to recruit and retain key personnel.

EXECUTIVE SUMMARY

        Hub Group, Inc. (“we,” “us” or “our”) is the largest intermodal marketing company (“IMC”) in North America and a full service transportation provider offering intermodal, truck brokerage or highway services and comprehensive logistics services. These service offerings are referred to as the Core Transportation business. The Core Transportation business operates through a nationwide network of operating centers. We also operate Hub Group Distribution Services (“HGDS” or “Hub Distribution”). Hub Distribution performs certain specialized services, predominately installation of point of purchase displays, and is responsible for its own operations, customer service, marketing and management information systems support.

        As an IMC, we arrange for the movement of our customers’ freight in containers and trailers over long distances. We contract with railroads to provide transportation for the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for local pickup and delivery. As part of the intermodal services, we negotiate rail and drayage rates, electronically track shipments in transit, consolidate billing and handle claims for freight loss or damage on behalf of our customers.

        We also arrange for the transportation of freight by truck, providing customers with another option for their transportation needs. We match the customers’ needs with carriers’ capacity to provide the most effective service and price combinations. As part of our highway services, we negotiate rates, track shipments in transit and handle claims for freight loss or damage on behalf of our customers.

        Our logistics service consists of complex transportation management services, including load consolidation, mode optimization and carrier management. These service offerings are designed to take advantage of the increasing trend for shippers to outsource all or a greater portion of their transportation needs.

        We have full time marketing representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them.

        One of our primary goals is to grow our gross margin. We have achieved growth through an increase in revenue from our existing Core Transportation customers as well as from winning new customers. Our top 50 customers’ revenue, which represents about 53% of our Core Transportation revenue, has increased by approximately 9.6% when comparing the nine months ended September 30, 2004 to September 30, 2003. During the year we severed relationships with certain low profitability customers impeding our intermodal revenue growth.

         Revenue growth resulted primarily from price increases and fuel surcharges during the third quarter of 2004 versus the third quarter of 2003. The price increase resulted from rate increases from our carriers.

        We use various performance indicators to manage our business. We closely monitor gains and losses for our Top 50 customers and evaluate on-time performance, costs per load by location and daily sales outstanding by location. Vendor cost changes and vendor service issues are also monitored closely.

        We closed two operating centers in the third quarter of 2004. This has caused us to incur severance charges related to the downsizing of staff and charges to terminate building as well as equipment leases.

        Intermodal capacity remains tight. There is a very limited supply of equipment in various key cities around the country.

        We opened up a drayage operation in Northern California during the third quarter of 2004 to supplement existing drayage capacity in that important market. We believe that our drayage operations, which are in Chicago, Kansas City, St. Louis, Atlanta and now Stockton, California, give us a competitive advantage as we seek to provide reliable, cost effective intermodal services to our customers.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line:

	Three Months Ended			Nine Months Ended
	September 30,			September 30

			%			%
	2004	2003	Change	2004	2003	Change

Revenue (in thousands)
Core Transporation
Intermodal	$254,385	$240,201	5.9%	$727,245	$697,383	4.3%
Brokerage	56,124	53,684	4.5	163,862	157,172	4.3
Logistics	39,601	37,555	5.4	118,701	106,483	11.5

Total Core
	350,110	331,440	5.6	1,009,808	961,038	5.1
Hub Distribution	11,995	8,044	49.1	29,569	39,380	(24.9)

Total Revenue
	$362,105	$339,484	6.7%	1,039,377	$1,000,418	3.9%

The following table includes certain items in the consolidated statement of operations as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Transportation Costs	86.7%	87.2%	87.2%	87.1%

Gross Margin	13.3%	12.8%	12.8%	12.9%

Costs and Expenses:
Salaries and benefits	6.1	6.6	6.4	6.9
Selling, general and administrative	2.5	3.3	2.8	3.5
Depreciation and amortization	0.8	0.8	0.8	0.8

Total Costs and Expenses	9.4	10.7	10.0	11.2

Operating Income	3.9	2.1	2.8	1.7

Other Expense
Debt extinguishment expenses	(2.0)	—	(0.7)	—
Other expense	(0.1)	(0.5)	(0.3)	(0.6)

Total Other Expense	(2.1)	(0.5)	(1.0)	(0.6)

Income before provision for income taxes	1.8	1.6	1.8	1.1

Provision for income taxes	0.8	0.7	0.7	0.6

Net income	1.0%	0.9%	1.1%	0.5%

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenue

        Revenue generated by our Core Transportation business lines, intermodal, truckload brokerage and logistics increased 5.6%. Intermodal revenue increased 5.9% due primarily to price increases and fuel surcharges offset by a 2% decrease in volume. Truckload brokerage revenue increased 4.5% due primarily to an increase in revenue per load from fuel surcharges and price increases. Logistics revenue increased 5.4% due primarily to price increases. The increased logistics revenue is partially attributable to the transfer of the time sensitive delivery of pharmaceutical samples from Hub Distribution to this business line during the quarter. HGDS revenue increased 49.1% due primarily to an increase in the installation business. Our total revenue increased 6.7% to $362.1 million in 2004 from $339.5 million in 2003.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased 10.5% to $48.0 million in 2004 from $43.5 million in 2003. The majority of the increase relates to our Core Transportation business. As a percent of revenue, gross margin increased to 13.3% in 2004 from 12.8% in 2003 due primarily to more effective yield management. We proactively passed along rate increases to our customers for fuel and increased costs from our transportation suppliers. We also increased our margins by eliminating business where we do not receive adequate returns. This has caused a decline in intermodal volume.

Salaries and Benefits

        As a percentage of revenue, salaries and benefits decreased to 6.1% from 6.6% in 2003. Salaries and benefits decreased to $22.0 million in 2004 from $22.5 million in 2003. This was due primarily to a decrease in headcount. Headcount as of September 30, 2004 was 1,172 while headcount for September 30, 2003 was 1,250. In late 2003, we stopped issuing new stock options and began issuing restricted stock which vests over three years. As a result, salaries and benefits include a $0.5 million charge related to restricted stock in the three months ended September 30, 2004. Severance costs during the three months ended September 30, 2004 were $0.2 million compared with $0.5 million for the three months ended September 30, 2003.

Selling, General and Administrative

        Selling, general and administrative expenses decreased to $9.0 million in 2004 from $11.0 million in 2003. As a percentage of revenue, these expenses decreased to 2.5% in 2004 from 3.3% in 2003. The decrease in selling, general and administrative expenses is primarily attributed to a decrease in equipment leases, legal expenses, travel and entertainment expense and office supplies primarily due to cost savings initiatives. Equipment lease expense decreased due to lease buy-outs.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization increased to $3.1 million in 2004 from $2.7 million in 2003. This expense as a percentage of revenue remained constant at 0.8%. The increase in depreciation and amortization is due primarily to more computer equipment being depreciated in 2004 as a result of lease buy-outs.

Other Income (Expense)

        Interest expense decreased to $0.6 million in 2004 from $1.9 million in 2003. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year and the extinguishment of the private placement debt during the quarter. The debt extinguishment expenses of $7.3 million include a $6.8 million pre-payment penalty associated with paying off the $50 million of 9.14% debt and the $0.5 million write off of deferred financing costs.

Provision for Income Taxes

        The provision for income taxes increased to $2.8 million in 2004 compared to $2.5 million in 2003. We provided for income taxes using an effective rate of 43.9% in 2004 and an effective rate of 46.6% in the third quarter of 2003. The decrease in the effective rate from 2003 to 2004 is related to the effect of 2003 tax law changes. Further, in 2004 we wrote off $0.1 million related to deferred tax assets that were no longer realizable due to the closing of two operating centers.

Net Income

        Net income increased to $3.6 million in 2004 from $2.9 million in 2003 due primarily to higher gross margin and lower selling, general and administrative expenses, partially offset by the one time debt extinguishment expenses of $7.3 million. Excluding the debt extinguishment expenses, adjusted net income for the 2004 quarter would have been $7.8 million. A tabular reconciliation of the differences between the adjusted financial results for the three months ended September 30, 2004 and our financial results determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”) are contained in the table below.

Earnings Per Common Share

        Basic earnings per share remained constant at $0.37 in 2004 and 2003 and diluted earnings per share decreased to $0.34 in 2004 from $0.37 in 2003. The weighted average diluted shares outstanding increased 31% from 7,897,000 at September 30, 2003 to 10,324,000 at September 30, 2004 due primarily to our follow on offering. Excluding the debt extinguishment expenses, adjusted basic earnings per share would have been $0.80 and adjusted diluted earnings per share would have been $0.75.

RECONCILIATION OF AS REPORTED FINANCIAL RESULTS TO AS ADJUSTED FINANCIAL RESULTS
(in thousands, except per share amounts)

	Three Months Ended September 30, 2004
	As Reported	Adjustments		As Adjusted
Operating Income	$ 13,958	$ —		$ 13,958
Interest expense	(571)	—		(571)
Interest income	56	—		56
Debt extinquishment expenses	(7,296)	(7,296	)a	—
Other, net	180	—		180

Income before provision for income taxes	6,327	(7,296)		13,623
Provision for income taxes	2,775	(3,064	)b	5,839

Net income	$ 3,552	$ (4,232)		$ 7,784

Basic earnings per common share	$ 0.37	$ (0.43)		$ 0.80

Diluted earnings per common share	$ 0.34	$ (0.41)		$ 0.75

Basic weighted average number of shares outstanding	9,707	9,707		9,707

Diluted weighted average number of shares outstanding	10,324	10,324		10,324

a) Fees and expenses related to our early extinquishment of 9.14% debt
   1) Pre-payment penalty of $6,804
   2) Write-off of related deferred financing costs of $492

b) Income taxes at 42.0%

         Note: The purpose of this statement is to reflect as adjusted earnings excluding the one time costs associated with prepaying our debt.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenue

        Revenue generated by our Core Transportation business lines, intermodal, truckload brokerage and logistics increased 5.1% to $1.01 billion. Intermodal revenue increased 4.3% due primarily to a 1.3% increase in volume, price increases and fuel surcharge. Truckload brokerage revenue increased 4.3% due primarily to an increase in revenue per load related to price increases and fuel surcharge. Logistics revenue increased 11.5% due primarily to price increases and to increased volume. A portion of the volume increase resulted from the inclusion of the pharmaceutical delivery business previously handled by HGDS. HGDS revenue decreased 24.9% due primarily to a decrease in the installation business. Our total revenue increased 3.9% to $1.04 billion in 2004 from $1.0 billion in 2003.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased 3.5% to $133.5 million. We proactively passed along rate increases for fuel and increased costs from our transportation suppliers. We also increased our Core Transportation margins by eliminating business where we do not receive adequate returns. Core Transportation related gross margin dollar increases were partially offset by decreases in gross margin dollars at HGDS. As a percent of revenue, gross margin decreased slightly to 12.8% in 2004 from 12.9% in 2003 primarily as a result of fewer higher margin projects at HGDS.

Salaries and Benefits

        Salaries and benefits decreased to $66.6 million in 2004 from $68.7 million in 2003. As a percentage of revenue, salaries and benefits decreased to 6.4% from 6.9% in 2003. This was due primarily to a decrease in headcount. In late 2003, we stopped issuing new stock options and began issuing restricted stock which vests over three years. As a result, salaries and benefits include a $1.6 million charge related to restricted stock in the nine months ended September 30, 2004. Severance costs during the nine months ended September 30, 2004 were $0.5 million compared with $0.8 million for the nine months ended September 30, 2003.

Selling, General and Administrative

        Selling, general and administrative expenses decreased to $29.6 million in 2004 from $34.9 million in 2003. As a percentage of revenue, these expenses decreased to 2.8% in 2004 from 3.5% in 2003. Equipment lease expense decreased by $1.9 million due primarily to lease buy-outs. Telephone expense decreased by $0.6 million due primarily to a reduction in headcount. Outside services expense decreased by $1.0 million due primarily to lower legal fees incurred during 2004. Rent and office expense decreased by $0.5 million due primarily to a reduction in offices and cost savings initiatives. Outside sales commissions decreased by $0.4 million.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization increased to $8.8 million in 2004 from $7.9 million in 2003. This expense as a percentage of revenue remained constant at 0.8%. The increase in depreciation and amortization is due primarily to more computer equipment being depreciated in 2004 as a result of lease buy-outs.

Other Income (Expense)

        Interest expense decreased to $4.0 million in 2004 from $6.0 million in 2003. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year and the extinguishment of the private placement debt during July of 2004. The debt extinguishment expenses include the $6.8 million pre-payment penalty associated with paying off the $50 million of 9.14% debt and the $0.5 million write off of deferred financing costs.

Provision for Income Taxes

        The provision for income taxes increased to $7.7 million in 2004 compared to $5.9 million in 2003. We provided for income taxes using an effective rate of 42.7% for the nine months ended September 30, 2004 and an effective rate of 50.4% for the nine months ended September 30, 2003. The effective rate in 2003 included a write off of $0.8 million of deferred tax assets related to the Illinois Research and Development credit. During 2004, we wrote off of $0.1 million of deferred tax assets that were no longer realizable due to the closing of two operating centers.

Net Income

        Net income increased to $10.3 million in 2004 from $5.8 million in 2003 due primarily to higher gross margin and lower selling, general and administrative expenses, partially offset by debt extinguishment expenses. Excluding the debt extinguishment expenses, adjusted net income for the nine months ended September 30, 2004 would have been $14.6 million. A tabular reconciliation of the differences between the adjusted financial results for the nine months ended September 30, 2004 and our financial results determined in accordance with generally accepted accounting principles in the United States of America (“GAAP”) are contained in the table below.

Earnings Per Common Share

        Basic earnings per share increased to $1.22 in 2004 from $0.75 in 2003 and diluted earnings per share increased to $1.14 in 2004 from $0.74 in 2003. The weighted average diluted shares outstanding increased 15.5% from 7,814,000 at September 30, 2003 to 9,029,000 at September 30, 2004. Excluding the debt extinguishment expenses adjusted basic earnings per share would have been $1.72 and adjusted diluted earnings per share would have been $1.61.

RECONCILIATION OF AS REPORTED FINANCIAL RESULTS TO AS ADJUSTED FINANCIAL RESULTS
(in thousands, except per share amounts)

	Nine Months Ended September 30, 2004
	As Reported	Adjustments		As Adjusted
Operating Income	$ 28,522	$ —		$ 28,522
Interest expense	(3,968)	—		(3,968)
Interest income	165	—		165
Debt extinquishment expenses	(7,296)	(7,296	)a	—
Other, net	583	—		583

Income before provision for income taxes	18,006	(7,296)		25,302
Provision for income taxes	7,682	(3,064	)b	10,746

Net income	$ 10,324	$ (4,232)		$ 14,556

Basic earnings per common share	$ 1.22	$ (0.50)		$ 1.72

Diluted earnings per common share	$ 1.14	$ (0.47)		$ 1.61

Basic weighted average number of shares outstanding	8,435	8,435		8,435

Diluted weighted average number of shares outstanding	9,029	9,029		9,029

a) Fees and expenses related to our early extinquishment of 9.14% debt
   1) Pre-payment penalty of $6,804
   2) Write-off of related deferred financing costs of $492

b) Income taxes at 42.0%

         Note: The purpose of this statement is to reflect as adjusted earnings excluding the one time costs associated with prepaying our debt.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2003, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and estimates.

Allowance for Uncollectible Trade Accounts Receivable

        In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of the current economic conditions. To be more specific, we reserve every account balance that has aged over one year, certain customers in bankruptcy and account balances specifically identified as uncollectible. In addition, we have a general reserve based upon historical trends. The allowance is reported on the balance sheet in net accounts receivable. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customer financial conditions.

Revenue Recognition

        Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured. In accordance with EITF 91-9, revenue and related transportation costs are recognized based on relative transit time. Further, we report revenue on a gross basis in accordance with the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. We are the primary obligor and are responsible for providing the service desired by the customer. The customer views us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, our earnings vary. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on the gross basis.

Deferred Income Taxes

        Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We have not recorded a valuation reserve on the recorded amount of net deferred tax assets as we believe that future earnings will more likely than not be sufficient to fully utilize the assets. In the event the probability of realizing the deferred tax assets does not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

Valuation of Goodwill

         We review goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We utilize a third-party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. These valuations are based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used in the valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, we may be required to record impairment charges in the future. A prolonged downturn in HGDS’s business could adversely affect the value of its assets.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded operations and capital expenditures through cash flows from operations and bank borrowings.

        Cash provided by operating activities for the nine months ended September 30, 2004, was approximately $20.8 million, which resulted primarily from net income from operations of $10.3 million, non-cash charges of $18.5 million offset by decreases in working capital of $8.0 million. The decrease in working capital relates partially to paying vendors more quickly.

        Net cash used in investing activities for the nine months ended September 30, 2004, was $2.4 million and related to expenditures made to enhance our information system capabilities, purchase of tractors used in our Quality Services operations and purchase of office equipment. We expect capital expenditures to be in the range of $4 million to $5 million for the year ended December 31, 2004.

        The net cash used in financing activities for the nine months ended September 30, 2004, was $18.4 million. Our sale of 1,800,000 shares at a price of $33.00, after underwriting discounts and commissions, generated $55.9 million. Uses of cash related primarily to payments on our debt and the purchase of treasury stock. We generated cash from stock options being exercised.

        On March 25, 2004, at our request, our Credit Agreement was amended to reduce the interest rate, commitment fees and the aggregate Revolving Credit Commitment. The interest rate for both the Revolving Line of Credit and the Term Loan was reduced to LIBOR plus 1.625%. The commitment fees charged on the unused Line of Credit were reduced to .275%. The Revolving Credit Commitment was reduced from $50 million to $35 million.

        Our unused and available borrowings under our bank revolving line of credit at September 30, 2004 and December 31, 2003 are $34 million and $43 million, respectively. We were in compliance with our debt covenants at September 30, 2004.

        We have standby letters of credit that expire from 2004 to 2012. As of September 30, 2004 our letters of credit were $1 million.

Contractual Obligations

        Our contractual cash obligations as of September 30, 2004 are minimum rental commitments. Minimum annual rental commitments, at September 30, 2004, under noncancellable operating leases, principally for real estate and equipment, are payable as follows (in thousands):

Remainder 2004	$2,372
2005	7,704
2006	6,052
2007	5,192
2008	4,335
2009 and thereafter	6,456

$32,111

Revenue

        During 2004, in connection with the realignment, we revised our revenue classifications by transportation mode. Accordingly, the 2003 and 2002 revenue amounts have been reclassified to conform to the current year presentation (in millions):

2003	Intermodal	Brokerage	Logistics	HGDS	Total

Quarter Ended March 31	$228.0	$50.6	$35.2	$15.5	$329.3

Quarter Ended June 30	229.2	52.9	33.7	15.9	331.7

Quarter Ended September 30	240.2	53.7	37.6	8.0	339.5

Quarter Ended December 31	254.0	53.3	37.4	14.4	359.1

Total	$951.4	$210.5	$143.9	$53.8	$1,359.6

2002	Intermodal	Brokerage	Logistics	HGDS	Total

Quarter Ended March 31	$211.2	$54.5	$20.3	$19.3	$305.3

Quarter Ended June 30	238.2	53.5	16.9	19.0	327.6

Quarter Ended September 30	260.4	55.2	20.4	20.7	356.7

Quarter Ended December 31	248.5	53.3	22.3	22.0	346.1

Total	$958.3	$216.5	$79.9	$81.0	$1,335.7

Interest Expense

        As a result of eliminating the $50 million of private placement debt, we will no longer be required to pay the related interest which historically has been approximately $1.2 million per quarter. We will continue to have interest expense related to our deferred compensation plan.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

CONTROLS AND PROCEDURES

        As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II. Other Information

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

               (c)          Note 8 of the Company’s Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 6.           Exhibits and Reports on Form 8-K

               (a)          A list of exhibits included as part of this report is set forth in the Exhibit Index incorporated herein by reference.

               (b)          Reports on Form 8-K

The Company furnished a Report on July 22, 2004 reporting in Item 9 that it was attaching as an exhibit as press release containing operating results for the second quarter of 2004.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HUB GROUP, INC.

DATE: October 26, 2004	/s/ Thomas M. White
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