Form 10-K
period 2004-12-31
HUB GROUP INC
filed 2005-02-28
CIK 940942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
         [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                                               For the fiscal year ended December 31, 2004
                                                                                          OR
          [  ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Class A Common Stock, $.01 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  X  No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X  No __

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2004, based upon the last reported sale price on that date on the NASDAQ National Market of $34.10 per share, was $222,329,374.

On February 18, 2005, the Registrant had 9,749,676 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2005, (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

Item 1.         BUSINESS

General

        Hub Group, Inc. (“we,” “us” or “our”) is a Delaware corporation that was incorporated on March 8, 1995. We are one of North America’s leading non-asset based freight transportation management companies. We offer comprehensive intermodal, truck brokerage, logistics and distribution services. Since our founding in 1971, we have grown to become the largest intermodal marketing company (“IMC”) in the United States and one of the largest truck brokers.

        We operate through a network of 20 operating centers throughout the United States and Canada. Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more rail heads. Through our network, we have the ability to move freight in and out of every major city in the United States, Canada and Mexico. We service a large and diversified customer base in a broad range of industries, including consumer products, retail, paper products, manufactured products, automotive parts and electronic equipment. We utilize a non-asset based strategy in order to minimize our investment in equipment and facilities and reduce our working capital requirements. We arrange freight movements for our customers through transportation carriers and equipment providers. Through this strategy, we have substantial control over transportation equipment without owning it.

        We also operate Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”). Hub Distribution performs certain specialized logistics services, predominately installation of point of purchase displays, and is responsible for its own operations, customer service, marketing and management information systems support. Unless the context otherwise requires, “we,” “us” or “our” includes the operating centers, Hub Distribution and our respective subsidiaries.

Services Provided

        Our transportation services can be broadly placed into the following categories:

        Intermodal.    As an IMC, we arrange for the movement of our customers’ freight in containers and trailers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for pickup and delivery. In markets where adequate service is not available, we supplement third party drayage services with Company-owned drayage operations. As part of our intermodal services, we negotiate rail and drayage rates, electronically track shipments in transit, consolidate billing and handle claims for freight loss or damage on behalf of our customers.

        We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines. We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements. This effectively allows us to “capture” containers and trailers and keep them within our network without having to make a capital investment in transportation equipment. Through our Premier Service Network, we also have exclusive access to 7,241 containers for our dedicated use on the Burlington Northern Santa Fe (“BNSF”) and the Norfolk Southern (“NS”) rail networks. These arrangements are discussed in Note 9 to the consolidated financial statements. We are currently negotiating the purchase of 3,400 new 53’ containers from a third party. This purchase is subject to negotiation of definitive documentation. We plan to finance these containers with operating leases.

        Truck Brokerage (Highway Services).    We are one of the largest truck brokers in the United States. We arrange for the transportation of freight by truck, providing customers with another option for their transportation needs. We match the customers’ needs with carriers’ capacity to provide the most effective service and price combinations. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. As part of the truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss and damage on behalf of our customers.

        Our truck brokerage operation also provides customers with specialized programs. Through the Dedicated Trucking program, certain carriers have informally agreed to move freight for our customers on a continuous basis. This arrangement allows us to effectively meet our customer’s needs without owning the equipment.

        Logistics.    We currently offer a wide range of transportation management services, including load consolidation, mode optimization and carrier management. When providing complete transportation services, we essentially replace the customers’ transportation department. Once we are hired as a single source logistics provider, we negotiate with intermodal, railcar, truckload and less-than-truckload carriers to move the customer’s freight through the supply chain and then dispatch each shipment for the customer.

        We have expanded our service capabilities as customers increasingly outsource their transportation needs. We have established Logistics Centers of Excellence at three of our operating locations. These locations, which service customers throughout the country, have experienced logistics personnel exclusively dedicated to selling our logistics service offering and servicing our logistics customers.

        Distribution Services.    Hub Distribution offers certain specialized services, predominately installation of point of purchase displays.

Hub Network

        Hub Group currently has operating centers in the following metropolitan areas:

Atlanta	Houston	Milwaukee	San Francisco
Baltimore	Indianapolis	Minneapolis	Seattle
Boston	Kansas City	New York City	St. Louis
Chicago	Los Angeles	Pittsburgh	Toledo
Cleveland	Memphis	Salt Lake City	Toronto

        Our entire network is interactively connected through our proprietary Network Management System. This enables us to move freight into and out of every major city in the United States, Canada and Mexico.

        Each operating center manages the freight originating in its service area. In a typical intermodal transaction, the customer contacts the local operating center to place an order. The operating center consults with the centralized pricing group, obtains the necessary intermodal equipment, arranges for it to be delivered to the customer by a drayage company and, after the freight is loaded, arranges for the transportation of the container or trailer to the rail ramp. Relevant information is entered into our Network Management System by the assigned operating center. Our predictive track and trace technology then monitors the shipment to ensure that it arrives as scheduled and alerts the customer service personnel if there are service delays. The assigned operating center then arranges for and confirms delivery by a drayage company at destination. After unloading, the empty equipment is made available for reloading by the local operating center in the delivery market.

        We provide truck brokerage services to our customers in a similar manner. In a typical truck brokerage transaction, the customer contacts the local operating center to obtain a price quote for a particular freight movement. The customer then provides appropriate shipping information to the local operating center. The local operating center makes the delivery appointment and arranges with the appropriate carrier to pick up the freight. Once it receives confirmation that the freight has been picked up, the local operating center monitors the movement of the freight until it reaches its destination and the delivery has been confirmed. If the carrier notifies us that after delivering the load it will need additional freight, we may notify the operating center located nearest the destination of the carrier’s availability. Although under no obligation to do so, the local operating center then may attempt to secure freight for the carrier.

Marketing and Customers

        We believe that fostering long-term customer relationships is critical to our success. Through these long-term relationships, we are able to better understand our customers’ needs and tailor our transportation services to the specific customer, regardless of the customer’s size or volume. We currently have full-time marketing representatives at each operating center and sales office with primary responsibility for servicing local, regional and national accounts. These sales representatives directly or indirectly report to our Executive Vice President – Sales. This model allows us to provide our customers with both a local marketing contact and access to our competitive rates as a result of being a large, national transportation services provider.

        Our marketing efforts have produced a large, diverse customer base, with no customer representing more than 5.0% of our total revenue in 2004. We service customers in a wide variety of industries, including consumer products, retail, paper products, manufactured products, automotive parts and electronic equipment.

        We have a joint marketing relationship with TMM Logistics, a wholly owned subsidiary of Grupo TMM, a Mexican logistics and transportation company. TMM Logistics provides sales support and operating execution within Mexico, and we furnish the same capabilities in Canada and the United States for TMM Logistics.

Management Information Systems

        A primary component of our business strategy is the continued improvement of our Network Management System and other technology to ensure that we will remain a leader among transportation providers in information processing for transportation services. Our Network Management System consists of proprietary software running on IBM AS/400 computers located at a secure offsite data center. All of the operating centers are linked together with these AS/400 computers using a frame relay network. This configuration provides a real time environment for transmitting data among our operating centers and headquarters. We also make extensive use of electronic data interchange (“EDI”), allowing each operating center to communicate electronically with each railroad, many drayage companies, certain trucking companies and those customers with EDI capabilities.

        Our Network Management System is the primary mechanism used in our operating centers to handle our intermodal and truck brokerage business. The Network Management System processes customer transportation requests, tenders and tracks shipments, prepares customer billing, establishes account profiles and retains critical information for analysis. The Network Management System provides connectivity with each of the major rail carriers, which enables us to electronically tender and track shipments in a real time environment. In addition, the Network Management System’s EDI features offer customers with EDI capability a completely paperless process, including load tendering, shipment tracking, billing and remittance processing. We aggressively pursue opportunities to establish EDI interfaces with our customers, railroads, trucking companies and drayage companies.

        To manage our logistics business, we use specialized software that includes planning and execution solutions. This sophisticated transportation management software enables us to offer supply chain planning and logistics managing, modeling, optimizing and monitoring for our customers. We use this software when offering logistics management services to customers that ship via multiple modes, including intermodal, truckload, and less-than-truckload, allowing us to optimize mode and carrier selection and routing for our customers. This software is integrated with Hub Group’s Network Management System and our accounting system.

        Our website, www.hubgroup.com, is designed to allow our customers and vendors to easily do business with us online. Through Vendor Interface, we tender loads to our drayage partners using the Internet rather than phones or faxes. Vendor Interface also captures event status information, allows vendors to view outstanding paperwork requirements and helps facilitate paperless invoicing. We currently tender substantially all of our drayage loads using Vendor Interface or EDI. Customer Advantage allows customers to receive immediate pricing, place orders, track shipments and review historical shipping data through a variety of reports over the Internet. All of our Internet applications are integrated with the Network Management System.

Relationship with Railroads

        A key element of our business strategy is to strengthen our close working relationship with each of the major intermodal railroads in the United States. We view our relationship with the railroads as a partnership. Due to our size and relative importance, many railroads have dedicated support personnel to focus on our day-to-day service requirements. On a regular basis, our senior executives and each of the railroads meet to discuss major strategic issues concerning intermodal transportation. Several of our executive officers, including our Chairman, are former railroad employees, which makes them well-suited to understand the railroads’ service capabilities.

We have relationships with each of the following major railroads:

Burlington Northern Santa Fe	Florida East Coast
Canadian National	Kansas City Southern
Canadian Pacific	Norfolk Southern
CSX	Union Pacific

We also have relationships with each of the following major service providers: Mitsui O.S.K. Lines (America) Inc., Pacer International, K-Line America, Hanjin Shipping and Maersk Sea-Land.

        These relationships govern the transportation services and payment terms pursuant to which our intermodal shipments are handled by the railroads. Transportation rates are market driven and we typically negotiate with the railroads or other major service providers on a route or customer specific basis. Consistent with industry practice, many of the rates we negotiate are special commodity quotations (“SCQs”), which provide discounts from published price lists based on competitive market factors and are designed by the railroads or major service providers to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC. SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually six to 12 months.

        We also manage a fleet of 7,241 containers under our Premier Service Network with the BNSF and the NS. Under agreements with both the BNSF and NS, we managed, as of February 8, 2005, approximately 5,954 containers owned by the BNSF and 1,287 containers owned by the NS. These containers are for Hub Group’s dedicated use on the respective rail systems and are fully interchangeable across both rail networks. We are currently negotiating the purchase of 3,400 new 53’ containers from a third party. This purchase is subject to negotiation of definitive documentation. We plan to finance these containers with operating leases.

Relationship with Drayage Companies

        We have a “Quality Drayage Program,” which consists of agreements and rules that govern the framework by which many drayage companies perform services for us. Participants in the program commit to provide high quality service along with clean and safe equipment, maintain a defined on-time performance level and follow specified procedures designed to minimize freight loss and damage. We negotiate drayage rates for transportation between specific origin and destination points.

        In markets where adequate quality drayage service is not available, we supplement third-party drayage services with our own drayage operations, which we operate through our subsidiaries. Our drayage operations employ their own drivers and also contract with owner-operators who supply their own trucks.

Relationship with Trucking Companies

        Our truck brokerage operation has a large and growing number of active trucking companies that we use to transport freight. The local operating centers deal daily with these carriers on an operational level. Our corporate headquarters handles the administrative and regulatory aspects of the trucking company relationship. Our relationships with these trucking companies are important since these relationships determine pricing, load coverage and overall service.

Risk Management and Insurance

        We require all drayage companies participating in the Quality Drayage Program to carry at least $1.0 million in general liability insurance, $1.0 million in truckman’s auto liability insurance and a minimum of $100,000 in cargo insurance. Railroads, which are self-insured, provide limited cargo protection, generally up to $250,000 per shipment. To cover freight loss or damage when a carrier’s liability cannot be established or a carrier’s insurance is insufficient to cover the claim, we carry our own cargo insurance with a limit of $1.0 million per container or trailer and a limit of $20.0 million in the aggregate. We also carry general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate with a companion $25.0 million umbrella policy on this general liability insurance.

        We maintain separate insurance policies to cover potential exposure from our company-owned drayage operations. We have general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate, truckman’s auto liability with limits of $1.0 million and a companion $20.0 million umbrella liability policy.

Government Regulation

        Hub Group, Inc. and various subsidiaries are licensed by the Department of Transportation as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that the operating centers perform truck brokerage services, they do so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a $10,000 surety bond that we have posted. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Competition

        The transportation services industry is highly competitive. We compete against other IMCs, as well as logistics companies, third party brokers, trucking companies and railroads that market their own intermodal services. Several larger trucking companies have entered into agreements with railroads to market intermodal services nationwide. Competition is based primarily on freight rates, quality of service, reliability, transit time and scope of operations. Several transportation service companies and trucking companies, and all of the major railroads, have substantially greater financial and other resources than we do.

General

        Employees:    As of February 1, 2005, we had approximately 1,172 employees. We are not a party to any collective bargaining agreement and consider our relationship with our employees to be satisfactory.

        Other:    No material portion of our operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. None of our trademarks are believed to be material to us. Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal. Our code of ethics can be found on our website at www.hubgroup.com.

Periodic Reports

        Upon written request, our annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2004, and its quarterly reports on Form 10-Q will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 3050 Highland Parkway, Suite 100, Downers Grove, Illinois 60515. Our filings are also accessible through our website at www.hubgroup.com.

Item 2.         PROPERTIES

        We directly, or indirectly through our subsidiaries, operate 31 offices throughout the United States and in Canada, including our headquarters in Downers Grove, Illinois and our Company-owned drayage operations. The office building used by the operating center located in Toledo is owned, and the remainder are leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

Item 3.         LEGAL PROCEEDINGS

        We are a party to litigation incident to our business, including claims for personal injury and/or property damage, freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we defend those ourselves. We do not believe that the outcome of this litigation will have a materially adverse effect on our financial position or results of operations. See Item 1 Business — Risk Management and Insurance.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

        In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of February 1, 2005 with respect to each person who is an executive officer of the Company.

Name	Age	Position
Phillip C. Yeager	77	Chairman of the Board of Directors
David P. Yeager	51	Vice Chairman of the Board of Directors and Chief Executive Officer

Mark A. Yeager	40	President, Chief Operating Officer and Director
Thomas M. White	47	Senior Vice President, Chief Financial Officer and Treasurer

Stephen P. Cosgrove	45	Executive Vice President-Intermodal and Administration
James B. Gaw	54	Executive Vice President-Sales
Christopher R. Kravas	39	Executive Vice President-Strategy and Yield Management
Donald G. Maltby	50	Executive Vice President-Logistics
David L. Marsh	37	Executive Vice President-Highway
Dennis R. Polsen	51	Executive Vice President of Information Services

Terri A. Pizzuto	46	Vice President-Finance

David C. Zeilstra	35	Vice President, Secretary and General Counsel

        Phillip C. Yeager, our founder, has been Chairman of the Board since October 1985. From April 1971 to October 1985, Mr. Yeager served as President of Hub City Terminals, Inc. (“Hub Chicago”). Mr. Yeager became involved in intermodal transportation in 1959, five years after the introduction of intermodal transportation in the United States, as an employee of the Pennsylvania and Pennsylvania Central Railroads. He spent 19 years with the Pennsylvania and Pennsylvania Central Railroads, 12 of which involved intermodal transportation. In 1991, Mr. Yeager was named Man of the Year by the Intermodal Transportation Association. In 1995, he received the Salzburg Practitioners Award from Syracuse University in recognition of his lifetime achievements in the transportation industry. In October 1996, Mr. Yeager was inducted into the Chicago Area Entrepreneurship Hall of Fame sponsored by the University of Illinois at Chicago. In March 1997, he received the Presidential Medal from Dowling College for his achievements in transportation services. In September 1998 he received the Silver Kingpin award from the Intermodal Association of North America and in February 1999 he was named Transportation Person of the Year by the New York Traffic Club. Mr. Yeager graduated from the University of Cincinnati in 1951 with a Bachelor of Arts degree in Economics. Mr. Yeager is the father of David P. Yeager and Mark A. Yeager.

        David P. Yeager has served as our Vice Chairman of the Board since January 1992 and as Chief Executive Officer since March 1995. From October 1985 through December 1991, Mr. Yeager was President of Hub Chicago. From 1983 to October 1985, he served as Vice President, Marketing of Hub Chicago. Mr. Yeager founded the St. Louis Hub in 1980 and served as its President from 1980 to 1983. Mr. Yeager founded the Pittsburgh Hub in 1975 and served as its President from 1975 to 1977. Mr. Yeager received a Masters in Business Administration degree from the University of Chicago in 1987 and a Bachelor of Arts degree from the University of Dayton in 1975. Mr. Yeager is the son of Phillip C. Yeager and the brother of Mark A. Yeager.

        Mark A. Yeager became the President of the Company effective in January 2005 and has been our Chief Operating Officer and a director since May 2004. From July 1999 to December 2004, Mr. Yeager was President-Field Operations. From November 1997 through June 1999 Mr. Yeager was Division President, Secretary and General Counsel. From March 1995 to November 1997, Mr. Yeager was Vice President, Secretary and General Counsel. From May 1992 to March 1995, Mr. Yeager served as our Vice President-Quality. Prior to joining us in 1992, Mr. Yeager was an associate at the law firm of Grippo & Elden from January 1991 through May 1992 and an associate at the law firm of Sidley & Austin from May 1989 through January 1991. Mr. Yeager received a Juris Doctor degree from Georgetown University in 1989 and a Bachelor of Arts degree from Indiana University in 1986. Mr. Yeager is the son of Phillip C. Yeager and the brother of David P. Yeager.

        Thomas M. White has been our Senior Vice President, Chief Financial Officer and Treasurer since June 2002. Prior to joining us, Mr. White was a Managing Partner-Business Process Outsourcing at Arthur Andersen LLP. Mr. White worked for Arthur Andersen, LLP for 23 years, holding various positions including Managing Partner of the Kansas City, Missouri office and Omaha, Nebraska office. Mr. White received a Masters in Science and Industrial Administration from Purdue University in 1985 and a Bachelor of Business Administration from Western Michigan University in 1979. Mr. White is a CPA and a member of the American Institute of Certified Public Accountants. During 2004, Mr. White was elected to the board of directors of Landauer, Inc.

        Stephen P. Cosgrove became our Executive Vice President-Intermodal and Administration in January 2005. Prior to this promotion, Mr. Cosgrove was Vice President- Intermodal and Administration for the Central Region from February 2004 through December 2004. Mr. Cosgrove served as Vice President of Hub Chicago from December 1996 through January 2004 and from September 1995 to November 1996 was General Manager of sales and marketing for Hub Chicago. Mr. Cosgrove worked for APL Stacktrain Services from 1986 through 1995 prior to coming to Hub Chicago.

        James B. Gaw has been our Executive Vice President-Sales since February 2004. From December 1996 through January 2004, Mr. Gaw was President of Hub North Central, located in Milwaukee. From 1990 through late 1996, he was Vice President and General Manager of Hub Chicago. Mr. Gaw joined Hub Chicago as Sales Manager in 1988. Mr. Gaw’s entire career has been spent in the transportation industry, including 13 years of progressive leadership positions at Itofca, an intermodal marketing company, and Flex Trans. Mr. Gaw received a Bachelor of Science degree from Elmhurst College in 1973.

        Christopher R. Kravas has been our Executive Vice President -Strategy and Yield Management since December 2003. From February 2002 through November 2003, Mr. Kravas served as President of Hub Highway Services. From February 2001 through December 2001, Mr. Kravas was Vice President-Enron Freight Markets. Mr. Kravas joined Enron after it acquired Webmodal, an intermodal business he founded. Mr. Kravas was Chief Executive Officer of Webmodal from July 1999 through February 2001. From 1989 through June 1999 Mr. Kravas worked for the Burlington Northern Santa Fe Railway in various positions in the intermodal business unit and finance department. Mr. Kravas received a Bachelor of Arts degree in 1987 from Indiana University and a Masters in Business Administration in 1994 from the University of Chicago.

        Donald G. Maltby has been our Executive Vice President – Logistics since February 2004. Mr. Maltby previously served as President of Hub Online, our e-commerce division from February 2000 through January 2004. Mr. Maltby also served as President of Hub Cleveland from July 1990 through January 2000 and from April 2002 to January 2004. Prior to joining Hub Group, Mr. Maltby served as President of Lyons Transportation, a wholly owned subsidiary of Sherwin Williams Company, from 1988 to 1990. In his career at Sherwin Williams, which began in 1981 and continued until he joined us in 1990, Mr. Maltby held a variety of management positions including Vice-President of Marketing and Sales for their Transportation Division. Mr. Maltby has been in the transportation and logistics industry since 1976, holding various executive and management positions. Mr. Maltby received a Masters in Business Administration from Baldwin Wallace College in 1982 and a Bachelor of Science degree from the State University of New York in 1976.

        David L. Marsh has been our Executive Vice President – Highway since February 2004. Mr. Marsh previously served as President of Hub Ohio from January 2000 through January 2004. Mr. Marsh joined us in March 1991 and became General Manager with Hub Indianapolis in 1993, a position he held through December 1999. Prior to joining Hub Group, Mr. Marsh worked for Carolina Freight Corporation, an LTL carrier, starting in January 1990. Mr. Marsh received a Bachelor of Science degree in Marketing and Physical Distribution from Indiana University-Indianapolis in December 1989. Mr. Marsh has been a member of the American Society of Transportation and Logistics, the Indianapolis Traffic Club, the Council for Logistics Management and served as an advisor to the Indiana University-Indianapolis internship program for transportation and logistics. Mr. Marsh was honored as the Indiana Transportation Person of the Year for 1999.

        Dennis R. Polsen has been our Executive Vice President of Information Services since February 2004. From September 2001 to January 2004, Mr. Polsen was Vice President — Chief Information Officer and from March 2000 through August 2001, Mr. Polsen was our Vice-President of Application Development. Prior to joining us, Mr. Polsen was Director of Applications for Humana, Inc. from September 1997 through February 2000 and spent 14 years prior to that developing, implementing, and directing transportation logistics applications at Schneider National, Inc. Mr. Polsen received a Masters in Business Administration in May of 1983 from the University of Wisconsin Graduate School of Business and a Bachelor of Business Administration in May of 1976 from the University of Wisconsin-Milwaukee. Mr. Polsen is a past member of the American Trucking Association.

        Terri A. Pizzuto has been our Vice President of Finance since July 2002. Prior to joining us, Ms. Pizzuto was a Partner in the Assurance and Business Advisory Group at Arthur Andersen LLP. Ms. Pizzuto worked for Arthur Andersen LLP for 22 years holding various positions and serving numerous transportation companies. Ms. Pizzuto received a Bachelor of Science in Accounting from the University of Illinois in 1981. Ms. Pizzuto is a CPA and a member of the American Institute of Certified Public Accountants.

        David C. Zeilstra has been our Vice President, Secretary and General Counsel since July 1999. From December 1996 through June 1999, Mr. Zeilstra was our Assistant General Counsel. Prior to joining us, Mr. Zeilstra was an associate with the law firm of Mayer, Brown & Platt from September 1994 through November 1996. Mr. Zeilstra received a Juris Doctor degree from Duke University in 1994 and a Bachelor of Arts degree from Wheaton College in 1990.

Directors of the Registrant

        In addition to Phillip C. Yeager, David P. Yeager and Mark A. Yeager, the following three individuals are also on our Board of Directors: Gary D. Eppen – currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at the Graduate School of Business at the University of Chicago; Charles R. Reaves- Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company and Martin P. Slark – President, Chief Operating Officer and Director of Molex, Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems.

PART II

Item 5.        MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        Our Class A common stock (“Class A Common Stock”) trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol “HUBG.” Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2003 and 2004.

	2003		2004
	High	Low	High	Low

First Quarter	$ 6.67	$ 4.13	$30.66	$21.42
Second Quarter	$ 9.37	$ 6.27	$38.90	$26.99
Third Quarter	$11.95	$8 .68	$37.76	$26.52
Fourth Quarter	$22.00	$10.86	$54.25	$37.26

        On February 18, 2005, there were approximately 257 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 1,077 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 18, 2005, there were 11 holders of record of our Class B common stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”).

        We were incorporated in 1995 and have never paid cash dividends on either the Class A Common Stock or the Class B Common Stock. The declaration and payment of dividends are subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or pay cash dividends on the shares of Common Stock in the future. Our certificate of incorporation requires that any cash dividends must be paid equally on each outstanding share of Class A Common Stock and Class B Common Stock. Our credit facility prohibits us from paying dividends on the Common Stock if there has been, or immediately following the payment of a dividend would be, a default or an event of default under the credit facility. We are currently in compliance with the covenants contained in the credit facility.

        The Board of Directors approved a stock dividend in February 2005. The holders of Class A Common Stock and Class B Common Stock will each receive one share of Class A Common Stock for each share of Class A Common Stock or Class B Common Stock held on the record date. This dividend is subject to the approval of our shareholders of an increase in the authorized number of shares of Class A Common Stock, which we intend to seek at our annual shareholders meeting on May 4, 2005. If approved by our shareholders, the stock dividend will be tax-free to shareholders. The Board of Directors intends to set a record date and payment date for the stock dividend following receipt of shareholder approval. Pursuant to the terms of the Company’s Articles of Incorporation, after the stock dividend, the voting power of each share of Class B Common Stock will be increased to 40 votes per share so that the relative voting power of the Class A Common Stock and Class B Common Stock is the same after stock dividend as before such dividend.

        Note 16 of the Company’s Notes to Consolidated Financial Statements is incorporated herein by reference. The Company's Board of Directors approved a stock buy back plan in February 2005.

Item 6.         SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands except per share data)

	Years Ended December 31,
	2004	2003	2002(1)	2001	2000
Statement of Income Data:
Revenue	$1,426,806	$1,359,614	$1,335,660	$1,319,331	$1,382,880

Gross margin	179,548	170,682	162,812	178,963	167,767

Operating income	40,598	24,295	11,141	10,548	13,495

Income before minority interest and taxes	29,998	16,895	2,015	902	2,878

Income before income taxes	29,998	16,895	2,539	751	4,547

Net income	17,279	8,430	1,498	443	2,683

Basic earnings per common share	$ 1.96	$ 1.09	$ 0.19	$ 0.06	$ 0.35

Diluted earnings per common share	$ 1.84	$ 1.07	$ 0.19	$ 0.06	$ 0.35

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital (deficiency)	$23,173	$ (9,631)	$ (7,109)	$ (5,380)	$ (5,902)

Total assets	410,845	388,527	399,262	416,024	469,373

Long-term debt, excluding current portion	–	67,017	94,027	96,059	109,089

Stockholders' equity	226,936	143,035	134,340	132,453	132,397

(1)     As of January 1, 2002, we adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill is no longer amortized. Amortization expense for the years ended December 31, 2001 and 2000 was $5,741 and $5,741, respectively. The per share effect of amortization expense related to goodwill, net of tax was $0.44 for each of the years ended December 31, 2001 and 2000.

Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        The information contained in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this annual report. Factors that could cause our actual results to differ materially include:

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

CAPITAL STRUCTURE

        We have authorized common stock comprised of Class A common stock and Class B common stock. The rights of holders of Class A common stock and Class B common stock are identical, except each share of Class B common stock entitles its holder to 20 votes, while each share of Class A common stock entitles its holder to one vote.

EXECUTIVE SUMMARY

        Hub Group, Inc. (“we,” “us” or “our”) is the largest intermodal marketing company (“IMC”) in North America and a full service transportation provider offering intermodal, truck brokerage and comprehensive logistics services. These service offerings are referred to as the Core Transportation business. The Core Transportation business operates through a nationwide network of operating centers. We also operate Hub Group Distribution Services LLC (“HGDS” or “Hub Distribution”). Hub Distribution performs certain specialized services, predominately installation of point of purchase displays, and is responsible for its own operations, customer service, marketing and management information systems support.

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

        We also arrange for the transportation of freight by truck, providing customers with another option for their transportation needs. We match the customers’ needs with carriers’ capacity to provide the most effective service and price combinations. As part of our truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss or damage on behalf of our customers.

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

        One of our primary goals is to grow our gross margin. We have achieved growth through an increase in revenue from our existing Core Transportation customers as well as from winning new customers. Our top 50 customers’ revenue, which represents about 53% of our Core Transportation revenue, has increased by approximately 5.3% when comparing the year ended December 31, 2004 to December 31, 2003. During 2004 we severed relationships with certain low profitability customers which impeded our intermodal revenue growth.

        Revenue growth resulted primarily from price increases, fuel surcharges and mix when comparing 2004 to 2003.

        We use various performance indicators to manage our business. We closely monitor gains and losses for our Top 50 customers and evaluate on-time performance, costs per load by location and daily sales outstanding by location. Vendor cost changes and vendor service issues are also monitored closely.

        We closed two operating centers during 2004. This has caused us to incur severance charges related to the downsizing of staff and charges to terminate building as well as equipment leases.

        We recently opened two drayage operations in California to supplement existing drayage capacity in that important market and another in Jacksonville, Florida. We believe that our drayage operations, which are in Chicago, Kansas City, St. Louis, Atlanta, Stockton, Los Angeles and Jacksonville, give us a competitive advantage as we seek to provide reliable, cost effective intermodal services to our customers.

RESULTS OF OPERATIONS

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

The following table summarizes our revenue by business line (in thousands):

		Twelve Months Ended
		December 31,

				%
		2004	2003	Change

Revenue
Core Transporation
Intermodal		$1,014,533	$976,723	3.9%
Brokerage		225,466	210,493	7.1
Logistics	(1)	140,723	118,601	18.7

Total Core		1,380,722	1,305,817	5.7

Hub Distribution	(1)	46,084	53,797	(14.3)

Total Revenue
		$1,426,806	$1,359,614	4.9%

(1)      HGDS transferred its pharmaceutical sample delivery business to logistics in August 2004, resulting in an increase in logistics revenue of $4.3 million for the year ended December 31, 2004.

Certain prior year amounts have been reclassified to conform with the current year presentation.

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended December 31,
	2004	2003
Revenue	100.0%	100.0%
Transportation Costs	87.4	87.4

Gross Margin	12.6	12.6

Costs and Expenses:
Salaries and benefits	6.2	6.6
Selling, general and administrative	2.7	3.4
Depreciation and amortization of property and equipment	0.8	0.8

Total Costs and Expenses	9.7	10.8

Operating Income	2.9	1.8

Other Expense
Debt extinguishment expenses	(0.5)	—
Other expense, net	(0.2)	(0.5)

Total Other Expense	(0.7)	(0.5)

Income before provision for income taxes	2.2	1.3

Provision for income taxes	1.0	0.7

Net income	1.2%	0.6%

Revenue

        Revenue increased 4.9% to $1,426.8 million in 2004 from $1,359.6 million in 2003. Intermodal revenue increased 3.9% to $1,014.5 million from $976.7 million due primarily to price increases, mix and fuel surcharges, offset by a 0.7% decrease in volume. Truckload brokerage revenue increased 7.1% to $225.5 million from $210.5 million due primarily to price increases, mix and fuel surcharges. Logistics revenue increased 18.7% to $140.7 million from $118.6 million due primarily to increased business from both new and existing customers including the transfer of the pharmaceutical sample delivery business from HGDS in mid-year. In addition, the revenue of HGDS decreased 14.3% to $46.1 million from $53.8 million in 2003 due primarily to a decrease in the installation business for a significant customer and transferring its pharmaceutical sample delivery business to our logistics division in August 2004. Pharmaceutical revenue included in logistics is approximately $4.3 million for the year ended December 31, 2004.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased 5.2% to $179.5 million in 2004 from $170.7 million in 2003. The increase relates solely to our Core Transportation business as HGDS margin decreased. We proactively passed along rate increases to our customers for fuel and increased costs from our transportation suppliers. We also increased our margins by eliminating business where we do not receive adequate returns. This has caused part of the decline in intermodal volume.

Salaries and Benefits

        Salaries and benefits decreased 2.0% to $88.2 million in 2004 from $90.0 million in 2003. As a percentage of revenue, salaries and benefits decreased to 6.2% in 2004 from 6.6% 2003 due primarily to a decrease in headcount and an increase in revenue. Headcount as of December 31, 2004 and 2003 was 1,172 and 1,223 respectively, representing a 4% decrease. In late 2003, we stopped issuing stock options and began issuing restricted stock, which vests over three years. As a result, salaries and benefits include a $2.1 million charge related to restricted stock in 2004 compared to $0.2 million in 2003.

Selling, General and Administrative

        Selling, general and administrative expenses decreased 14.1% to $39.2 million in 2004 from $45.7 million in 2003. As a percentage of revenue, these expenses decreased to 2.7% in 2004 from 3.4% in 2003. Selling, general and administrative expense decreased primarily due to reductions in equipment lease expense, outside services, bad debts, telephone, automotive, office expense and meals and entertainment. Equipment lease expense decreased by approximately $2.4 million due primarily to equipment lease buy-outs. Telephone and office expense decreased by $0.9 million due to closed offices and cost savings initiatives. Outside services decreased by $0.8 million due primarily to lower legal fees. Travel and meals and entertainment decreased by $0.7 million due to closed offices, headcount reductions and cost savings initiatives. Automotive expense decreased by $0.4 million due to changes in policies and cost reduction efforts.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization increased 7.3% to $11.5 million from $10.8 million in 2003. This expense as a percentage of revenue remained constant at 0.8%. The increase in depreciation and amortization is due primarily to more computer equipment being depreciated in 2004 as a result of lease buy-outs.

Other Income (Expense)

        Interest expense decreased 44.4% to $4.3 million from $7.7 million in 2003. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year and the extinguishment of the private placement debt during the 3rd quarter of 2004. The debt extinguishment expenses of $7.3 million include a $6.8 million pre-payment penalty associated with paying off the $50 million of 9.14% debt and the $0.5 million write off of the related deferred financing costs.

Provision for Income Taxes

        The provision for income taxes increased to $12.7 million in 2004 compared to $8.5 million in 2003. We provided for income taxes using an effective rate of 42.4% in 2004 compared to 50.1% in 2003. In 2003, we wrote off $0.8 million of deferred tax assets related to the Illinois Research and Development credit as a result of Illinois legislation enacted in June of 2003. The decrease in the effective rate in 2004 also resulted partially from a business restructuring impacting the deferred state income tax rate offset by the establishment of a valuation allowance on state tax net operating losses.

Net Income

        Net income increased to $17.3 million in 2004 from $8.4 million in 2003 due primarily to higher gross margin and lower selling, general and administrative expenses, partially offset by the one time debt extinguishment expenses of $7.3 million. Excluding the debt extinguishment expenses, adjusted net income for 2004 would have been $21.5 million. A tabular reconciliation of the differences between the adjusted financial results for 2004 and our financial results determined in accordance with U.S. generally accepted accounting principles are contained in the table below.

Earnings Per Common Share

        Basic earnings per share increased to $1.96 in 2004 from $1.09 in 2003 and diluted earnings per share increased to $1.84 in 2004 from $1.07 in 2003. The weighted average diluted shares outstanding increased 19% from 7,865,000 at December 31, 2003 to 9,389,000 at December 31, 2004 due primarily to our sale of 1,800,000 shares of Class A Common Stock in July 2004 (in a follow-on offering). Excluding the debt extinguishment expenses, adjusted basic earnings per share would have been $2.44 and adjusted diluted earnings per share would have been $2.29.

RECONCILIATION OF "AS REPORTED" FINANCIAL RESULTS TO "AS ADJUSTED" FINANCIAL RESULTS
(in thousands, except per share amounts)

	Year Ended December 31, 2004
	As Reported	Adjustments		As Adjusted
Operating Income	$ 40,598	$ —		$ 40,598
Interest expense	(4,276)	—		(4,276)
Interest income	260	—		260
Debt extinquishment expenses	(7,296)	(7,296	)a	—
Other, net	712	—		712

Income before provision for income taxes	29,998	(7,296)		37,294
Provision for income taxes	12,719	(3,064	)b	15,783

Net income	$ 17,279	$ (4,232)		$ 21,511

Basic earnings (loss) per common share	$ 1.96	$ (0.48)		$ 2.44

Diluted earnings(loss) per common share	$ 1.84	$ (0.45)		$ 2.29

Basic weighted average number of shares outstanding	8,800	8,800		8,800

Diluted weighted average number of shares outstanding	9,389	9,389		9,389

a) Fees and expenses related to our early extinquishment of 9.14% debt
   1) Pre-payment penalty of $6,804
   2) Write-off of related deferred financing costs of $492

b) Income taxes at 42.0%

The purpose of this reconciliation is to reflect as adjusted earnings excluding the one time costs associated with prepaying our debt.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

The following table summarizes our revenue by business line (in thousands):

	Twelve Months Ended
	December 31,

			%
	2003	2002	Change

Revenue
Core Transporation
Intermodal	$976,723	$981,253	(0	.5)%
Brokerage	210,493	216,468	(2.8)
Logistics	118,601	56,946	108.3

Total Core	1,305,817	1,254,667	4.1

Hub Distribution	53,797	80,993	(33.6)

Total Revenue
	$1,359,614	$1,335,660	1.8%

Certain prior year amounts have been reclassified to conform with the current year presentation.
The following table includes certain items in the consolidated statements of income as a percentage of revenue.

	Twelve Months Ended December 31,
	2003	2002
Revenue	100.0%	100.0%
Transportation Costs	87.4	87.8

Gross Margin	12.6	12.2

Costs and Expenses:
Salaries and benefits	6.6	7.0
Selling, general and administrative	3.4	3.5
Depreciation and amortization of property and equipment	0.8	0.9

Total Costs and Expenses	10.8	11.4

Operating Income	1.8	0.8

Other Expense
Other expense, net	(0.5)	(0.7)

Total Other Expense	(0.5)	(0.7)

Income before provision for income taxes	1.3	0.1

Provision for income taxes	0.7	0.1

Net income	0.6%	0.0%

Revenue

        Our revenue increased 1.8% to $1,359.6 million in 2003 from $1,335.7 million in 2002. Intermodal revenue decreased slightly to $976.7 million from $981.3 million. Truckload brokerage revenue decreased 2.8% to $210.5 million from $216.5 million in 2002 due primarily to a strategic decision to support logistics customer growth with traditional brokerage resources as well as a decrease in volume. Logistics revenue increased 108.3% to $118.6 million from $56.9 million due primarily to increased volume from both new and existing customers. In addition, the revenue of HGDS decreased 33.6% to $53.8 million in 2003 from $81.0 million in 2002 due primarily to a decrease in the installation business for a significant customer, transferring logistics business to other Hub locations in 2002 and the loss of a logistics customer.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased to $170.7 million in 2003 from $162.8 million in 2002. As a percent of revenue, gross margin increased to 12.6% in 2003 from 12.2% in 2002. The increase in margin as a percentage of revenue is primarily due to changes in business mix and as a result of our margin enhancement initiatives.

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

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization decreased 5.4% to $10.8 million in 2003 from $11.4 million in 2002. This expense as a percentage of revenue decreased to 0.8% from 0.9% in 2002. The decrease in depreciation expense in 2003 is due primarily to accelerated depreciation and amortization of leasehold improvements and furniture related to office relocations in 2002.

Other Income (Expense)

        Interest expense decreased 18.6% to $7.7 million in 2003 from $9.5 million in 2002. The decrease in interest expense is due primarily to carrying a lower average debt balance in 2003 as compared to 2002 and lower interest rates.

        Interest income remained consistent at $0.2 million in 2003 and 2002.

Minority Interest

        There was no minority interest in 2003 compared to a $0.5 million benefit in 2002 as a result of our purchase of the remaining 35% interest in HGDS in August of 2002. See Note 4 to the Consolidated Financial Statements.

Provision for Income Taxes

        The provision for income taxes increased to $8.5 million in 2003 compared to $1.0 million in 2002. We provided for income taxes using an effective rate of 50.1% in 2003 compared to 41.0% in 2002. The increase in the effective rate was primarily the result of Illinois legislation enacted on June 20, 2003 which eliminated the Illinois Research and Development and Training Expense credits, and the use of any credit carryforwards for any year ending on or after December 31, 2003.

Net Income

        Net income increased to $8.4 million in 2003 from $1.5 million in 2002.

Earnings Per Common Share

        Basic and diluted earnings per common share increased to $1.09 and $1.07, respectively, in 2003 compared to $0.19 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations and capital expenditures through cash flows from operations and bank borrowings.

        Cash provided by operating activities for the year ended December 31, 2004, was approximately $35.9 million, which resulted primarily from net income from operations excluding non-cash charges of $26.7 million and changes in working capital.

        Net cash used in investing activities for the year ended December 31, 2004, was $3.2 million and related to capital expenditures made to enhance our information system capabilities, purchase of tractors used in our Quality Services operations and purchases of office equipment. We expect capital expenditures to be approximately $5.0 million in 2005.

        The net cash used in financing activities for the year ended December 31, 2004, was $15.9 million. Our sale of 1,800,000 shares of Class A Common Stock at a price of $33.00 per share generated $55.9 million, after underwriting discounts and commissions. Uses of cash related primarily to payments on our debt and the purchase of treasury stock. We generated cash from stock options being exercised of approximately $7.4 million.

        On March 25, 2004, at our request, we amended our Credit Agreement to reduce the interest rate, commitment fees and the aggregate Revolving Credit Commitment. The interest rate for both the Revolving Line of Credit and the Term Loan was reduced to LIBOR plus 1.625%. The commitment fees charged on the unused Line of Credit were reduced to .275%. The Revolving Credit Commitment was reduced from $50 million to $35 million. The revolving credit agreement expires in June 2005; however, we are confident we will renegotiate a new arrangement.

        Our unused and available borrowings under our bank revolving line of credit at December 31, 2004 and December 31, 2003 were $34.1 million and $43.0 million, respectively. We were in compliance with our debt covenants at December 31, 2004.

        We have standby letters of credit that expire from 2005 to 2012. As of December 31, 2004 our letters of credit were $0.9 million.

        We are currently negotiating the purchase of 3,400 new 53’ containers from a third party. The estimated cost of these containers is approximately $33.0 million. This purchase is subject to negotiation of definitive documentation. We plan to finance these containers with operating leases.

        As a result of prepaying the $50 million of private placement debt, we will no longer incur the related interest which historically has been approximately $4.6 million per year. We will continue to have interest expense related to our deferred compensation plan.

CONTRACTUAL OBLIGATIONS

        Our contractual cash obligations as of December 31, 2004 are minimum rental commitments. Minimum annual rental commitments, at December 31, 2004, under noncancellable operating leases, principally for real estate and equipment, are payable as follows (in thousands):

2005	$6,540
2006	5,054
2007	4,429
2008	3,849
2009	2,185
2010 and thereafter	4,404

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The following is a brief discussion of the more significant accounting policies and estimates.

Allowance for Uncollectible Trade Accounts Receivable

        In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of the current economic conditions. To be more specific, we reserve every account balance that has aged over one year, certain customers in bankruptcy and account balances specifically identified as uncollectible. In addition, we provide a reserve for accounts not specifically identified as uncollectible based upon historical trends. The allowance is reported on the balance sheet in net accounts receivable. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customer financial conditions. Recoveries of receivables previously charged off are recorded when received.

Revenue Recognition

        Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured. In accordance with EITF 91-9, revenue and related transportation costs are recognized based on relative transit time. Further, we report revenue on a gross basis in accordance with the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. We are the primary obligor and are responsible for providing the service desired by the customer. The customer views us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, our earnings vary. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on the gross basis.

Deferred Income Taxes

        Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $271,000 related to state tax net operating losses for which valuation allowances have been established. In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

New Pronouncement

        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        We expect to adopt Statement 123 (R) effective July 1, 2005 using the modified prospective method.

        As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25‘s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)‘s fair value method will have an impact on our results of operations, although it will have no impact on our overall financial position.

        We expect the 2005 impact of the adoption of Statement 123 (R) to be between $.02 and $.04 per share. Had we adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the pro forma disclosures in the summary of significant accounting policies note to the consolidated financial statements.

        Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flow and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $5.3 million and $0.1 million in 2004 and 2003, respectively.

OUTLOOK, RISKS AND UNCERTAINTIES

Business Combinations/Divestitures

        We believe that future acquisitions or dispositions that we make could significantly impact financial results. Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

        On November 11, 2004, we, along with our wholly owned subsidiary, Hub Group Distribution Services, LLC (“HGDS”), entered into the Purchase Option and Right of First Refusal Agreement pursuant to which HGDS granted an entity controlled by William J. McKenna the exclusive option to purchase all or substantially all of the assets of HGDS for a cash purchase price of $11,300,000 (subject to adjustment on the closing date), plus the assumption of certain HGDS liabilities. Mr. McKenna agreed to serve as President of HGDS effective December 1, 2004. McKenna’s company may exercise the option during the period (the “Option Period”) commencing on November 11, 2004, and ending on the earlier to occur of (i) March 31, 2007, and (ii) the date on which McKenna’s employment with HGDS terminates; provided, however, that this period may be extended for up to 180 days depending on the circumstances of the termination of McKenna’s employment. Additionally, HGDS granted McKenna’s company a right of first refusal with respect to any acceptable third-party offers that we or HGDS receive during the Option Period for all or substantially all of the assets of HGDS. During the Option Period, we and HGDS agreed that, except as required by law, we would not solicit or initiate discussions or negotiations with any person other than McKenna’s company relating to the sale of HGDS or its assets.

        Financial results may be impacted by additional factors as discussed below.

Revenue

        We believe that the performance of the railroads and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate. Should there be further consolidation in the rail industry causing a service disruption, we believe our intermodal business would likely be negatively impacted. Should there be another significant service disruption, we expect that there may be some customers who would switch from using our intermodal service to other transportation services. We expect that these customers may choose to continue to utilize other services even when intermodal service levels are restored. Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, the entry of new web-based competitors, inadequate drayage service and inadequate equipment supply.

        We expect that logistics revenue will continue to increase; however, we estimate the growth rate may not continue at the same level that was experienced in 2004.

        Our installation services business, HGDS, is a project-based business with significant customer concentration and higher margins than our other service lines. Any decrease in the demand from these customers or our failure to secure new project business could have a material adverse effect on our revenue.

Gross Margin

        We expect fluctuations in the gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in business mix, intermodal margins, truck brokerage margins, logistics margins, trailer and container capacity, vendor pricing, fuel costs, intermodal industry growth, intermodal industry service levels, competition and accounting estimates. Unlike other service offerings, our distribution services are comprised of certain higher margin projects. There can be no assurance these higher margin projects will continue in the future.

Salaries and Benefits

        We estimate that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between revenue increases and changes in levels of staffing. Factors that could affect the percentage from staying in the recent historical range include, but are not limited to, revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, changes in customer requirements and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

Selling, General and Administrative

        We believe there are several factors that could cause selling, general and administrative expenses to fluctuate as a percentage of revenue. As customer expectations and the competitive environment require the development of web-based business interfaces and the restructuring of our information systems and related platforms, we believe there could be significant expenses incurred, some of which would not be capitalized. Other factors that could cause selling, general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums and outside services expense including legal fees.

Depreciation and Amortization of Property and Equipment

        We estimate that depreciation and amortization of property and equipment will decrease in 2005 as certain equipment and software is now fully depreciated.

Impairment of Property and Equipment

        On an ongoing basis, we assess the realizability of our assets. If, at any point during the year, management determines that an impairment exists, the carrying amount of the asset is reduced by the estimated impairment with a corresponding charge to earnings. If it is determined that an impairment exists, management estimates that the write down of specific assets could have a material adverse impact on earnings.

Other Income (Expense)

        We expect interest expense to decrease as compared to 2004 since we prepaid our private placement debt in the third quarter of 2004. Factors that could cause interest expense to fluctuate include, but are not limited to, changes in lending rates, working capital needs, software development expenses and capital expenditures.

        We estimate that interest income will likely increase compared to 2004 since we now have cash. Factors that could cause a change include, but are not limited to funding working capital needs and funding capital expenditures.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We seek to minimize the risk from interest rate volatility through our regular operating and financing activities and when deemed appropriate, through the use of derivative financial instruments. No derivative financial instruments are outstanding at December 31, 2004. We do not use financial instruments for trading purposes.

        The main objective of interest rate risk management is to reduce our total funding cost and to alter the interest rate exposure to the desired risk profile.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	23

Consolidated Balance Sheets - December 31, 2004 and December 31, 2003	24

Consolidated Statements of Income - Years ended December 31, 2004,
December 31, 2003 and December 31, 2002	25

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2004,
December 31, 2003 and December 31, 2002	26

Consolidated Statements of Cash Flows - Years ended December 31, 2004,
December 31, 2003 and December 31, 2002	27

Notes to Consolidated Financial Statements	28

Schedule II - Valuation and Qualifying Accounts	S-	1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

        We have audited the accompanying consolidated balance sheets of Hub Group, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a) for the years ended December 31, 2004, 2003 and 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2004, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2005

HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 16,806	$ –
Accounts receivable
Trade, net	141,079	125,754
Other	7,996	9,472
Deferred taxes	4,667	4,676
Prepaid expenses and other current assets	4,746	4,578

TOTAL CURRENT ASSETS	175,294	144,480
PROPERTY AND EQUIPMENT, net	19,487	27,855
GOODWILL, net	215,175	215,175
OTHER ASSETS	889	1,017

TOTAL ASSETS	$ 410,845	$ 388,527

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 115,819	$ 117,790
Other	1,660	2,555
Accrued expenses
Payroll	19,542	14,157
Other	15,100	11,592
Current portion of long-term debt	–	8,017

TOTAL CURRENT LIABILITIES	152,121	154,111
LONG-TERM DEBT, EXCLUDING CURRENT PORTION	–	67,017
DEFERRED TAXES	31,788	24,364
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
issued or outstanding in 2004 and 2003	–	–
Common stock
Class A: $.01 par value; 12,337,700 shares authorized; 9,635,657 shares issued and outstanding in 2004; 7,410,700 issued and
7,390,500 outstanding in 2003	96	74
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares
issued and outstanding in 2004 and 2003	7	7
Additional paid-in capital	182,365	115,820
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	64,611	47,332
Unearned compensation	(4,685)	(4,448)
Treasury stock, at cost (20,200 shares in 2003)	–	(292)

TOTAL STOCKHOLDERS' EQUITY	226,936	143,035

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 410,845	$ 388,527

         The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenue	$1,426,806	$1,359,614	$1,335,660
Transportation costs	1,247,258	1,188,932	1,172,848

Gross margin	179,548	170,682	162,812

Costs and expenses:
Salaries and benefits	88,193	89,980	93,476
Selling, general and administrative	39,218	45,650	46,824
Depreciation and amortization of property and equipment	11,539	10,757	11,371

Total costs and expenses	138,950	146,387	151,671

Operating income	40,598	24,295	11,141

Other income (expense):
Interest expense	(4,276)	(7,691)	(9,453)
Interest income	260	160	230
Debt extinguishment expenses	(7,296)	–	–
Other, net	712	131	97

Total other expense	(10,600)	(7,400)	(9,126)

Income before minority interest and provision for income taxes	29,998	16,895	2,015

Minority interest	–	–	(524)

Income before provision for income taxes	29,998	16,895	2,539

Provision for income taxes	12,719	8,465	1,041

Net income	$ 17,279	$ 8,430	$ 1,498

Basic earnings per common share	$ 1.96	$ 1.09	$ 0.19

Diluted earnings per common share	$ 1.84	$ 1.07	$ 0.19

Basic weighted average number of shares outstanding	8,800	7,712	7,709

Diluted weighted average number of shares outstanding	9,389	7,865	7,714

         The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

	Years Ended December 31,
	2004	2003	2002
Class A and B Common Stock Shares Outstanding
Beginning of year	8,052,796	7,708,546	7,708,546
Exercise of non-qualified stock options	372,883	37,266	–
Issuance of restricted stock	52,074	327,184	–
Purchase of treasury shares	(128,240)	(20,200)	–
Stock offering	1,800,000	–	–
Treasury shares issued under restricted stock and stock option plan	148,440	–	–

Ending balance	10,297,953	8,052,796	7,708,546

Class A and B Common Stock Amount
Beginning of year	$ 81	$77	$77
Issuance of restricted stock and exercise of stock options	4	4	–
Stock offering	18	–	–

Ending balance	103	81	77

Additional Paid-in Capital
Beginning of year	115,820	110,819	110,819
Exercise of non-qualified stock options	3,045	232	–
Tax benefit of employee stock plans	5,319	145	–
Issuance of restricted stock awards	2,328	4,624	–
Stock offering	55,853	–	–

Ending balance	182,365	115,820	110,819

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)	(15,458)	(15,458)

Ending balance	(15,458)	(15,458)	(15,458)

Retained Earnings
Beginning of year	47,332	38,902	37,404
Net income	17,279	8,430	1,498

Ending balance	64,611	47,332	38,902

Unearned Compensation
Beginning of year	(4,448)	–	–
Issuance of restricted stock awards, net of forfeitures	(2,385)	(4,628)	–
Compensation expense related to restricted stock awards	2,148	180	–

Ending balance	(4,685)	(4,448)	–

Treasury Stock
Beginning of year	(292)	–	–
Purchase of treasury shares	(4,110)	(292)	–
Issuance of restricted stock and exercise of stock options	4,402	–	–

Ending balance	–	(292)	–

Accumulated Other Comprehensive (Loss) Income
Beginning of year	–	–	(389)
Other comprehensive income	–	–	389

Ending balance	–	–	–

Total stockholders' equity	$226,936	$143,035	$134,340

Comprehensive Income
Net Income	$17,279	$8,430	$1,498
Unrealized interest rate swap income, net of taxes	–	–	389

Other comprehensive income	–	–	389

Total comprehensive income	$17,279	$8,430	1,887

        The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$ 17,279	$ 8,430	$ 1,498
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	11,828	10,797	11,476
Compensation expense related to restricted stock awards	2,148	180	–
Deferred taxes	12,752	7,672	5,928
Minority interest	–	–	(524)
Gain on sale of assets	(294)	(59)	(33)
Other assets	128	457	33
Changes in working capital:
Accounts receivable, net	(13,849)	5,225	9,314
Prepaid expenses and other current assets	(168)	154	(892)
Accounts payable	(2,866)	(7,861)	(8,657)
Accrued expenses	8,893	6,503	(5,580)

Net cash provided by operating activities	35,851	31,498	12,563

Cash flows from investing activities:
Purchase of minority interest	–	–	(4,000)
Purchases of property and equipment, net	(3,166)	(4,384)	(6,538)

Net cash used in investing activities	(3,166)	(4,384)	(10,538)

Cash flows from financing activity:
Proceeds from stock offering	55,871	–	–
Proceeds from stock options exercised	7,394	232	–
Purchase of treasury stock	(4,110)	(292)	–
Net (payments) borrowings on revolver	(6,000)	(19,000)	6,000
Payments on long-term debt	(69,034)	(8,054)	(8,025)

Net cash used in financing activities	(15,879)	(27,114)	(2,025)

Net increase in cash and cash equivalents	16,806	–	–
Cash and cash equivalents beginning of period	–	–	–

Cash and cash equivalents end of period	$ 16,806	$ –	$ –

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 2,995	$ 6,355	$ 8,283
Income taxes	591	441	–
Non-cash activity:
Unrealized income on derivative instrument	$ –	$ –	$ 389

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.        Description of Business and Summary of Significant Accounting Policies

Business:    Hub Group, Inc. (“we”, “us”, or “our”) provides intermodal transportation services utilizing primarily third party arrangements with railroads and drayage companies. We also arrange for transportation of freight by truck and perform logistics and installation services.

Principles of Consolidation:    The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents:    We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. Checks outstanding, of approximately $11,493,280 at December 31, 2003, are included in accounts payable-trade.

Accounts Receivable and Allowance for Uncollectible Accounts:    In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of the current economic conditions. To be more specific, we reserve every account balance that has aged over one year, certain customers in bankruptcy and account balances specifically identified as uncollectible. In addition, we provide a reserve for accounts not specifically identified as uncollectible based upon historical trends. The allowance is reported on the balance sheet in net accounts receivable. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customer financial conditions. Our reserve for uncollectible accounts was approximately $7,119,000 and $6,304,000 at December 31, 2004 and 2003, respectively. Recoveries of receivables previously charged off are recorded when received.

Property and Equipment:    Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of the applicable assets over their expected useful lives: buildings and improvements, 15 to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, 3 to 5 years; furniture and equipment, 3 to 10 years; and transportation equipment and automobiles, 3 to 8 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed five years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that the undiscounted future cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the assets carrying amount over its fair value is recorded.

Goodwill:    Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with our business combinations. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets that have indefinite useful lives are not amortized but are subject to annual impairment tests. Accumulated goodwill amortization was $21,517,000 as of December 31, 2004 and 2003.

We review goodwill for impairment on an annual basis as of November 1, or whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We utilize a third-party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. These valuations are based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used in the valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, we may be required to record impairment charges in the future.

Deferred Financing Costs:    Deferred financing costs are amortized over the term of the related debt. The accumulated amortization related to the deferred financing costs was $3,648,000 and $2,464,000 as of December 31, 2004 and 2003, respectively. The amortization expense related to deferred financing costs was $1,184,000, $656,000 and $700,000 for the years ending December 31, 2004, 2003 and 2002, respectively. Deferred financing costs net of accumulated amortization included in prepaid expenses and other current assets were $50,000 and $590,000 at December 31, 2004 and 2003, respectively. Deferred financing costs net of accumulated amortization included in other assets were $614,000 at December 31, 2003.

Fair Value of Financial Instruments:    The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value at December 31, 2004 due to their short-term nature.

Concentration of Credit Risk:    Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions. We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 5% of revenue in 2004, 2003 and 2002. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

Revenue Recognition:    Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured. In accordance with EITF 91-9, revenue and related transportation costs are recognized based on relative transit time. Further, we report our revenue on a gross basis in accordance with the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. We are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Services requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on a gross basis.

Deferred Income Taxes:    Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $271,000 related to state tax net operating losses for which a valuation allowance has been established. In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

Earnings Per Common Share:    Basic earnings per common share are based on the average quarterly weighted average number of Class A and Class B shares of common stock outstanding. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and for restricted stock. In computing the per share effect of the assumed exercise of stock options, funds which would have been received from the exercise of options, including tax benefits assumed to be realized, are considered to have been used to purchase shares at current market prices, and the resulting net additional shares are included in the calculation of weighted average shares outstanding. The dilutive effect of restricted stock and stock options is computed using the treasury method.

Stock Based Compensation:    Statement of Financial Accounting Standards No. 123 (“Statement 123”), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation for options using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We grant options at fair market value and therefore recognize no compensation expense.

        The following table illustrates the effect on the net income and net income per share if we had applied the fair value recognition provisions of Statement 123, to stock-based employee compensation (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002

Net income, as reported	$17,279	$ 8,430	$ 1,498

Add: Total stock-based employee compensation included in
reported net income, net of related tax effects	1,237	106	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all
awards, net of related tax effects	(1,820)	(818)	(640)

Net income, pro forma	$16,696	$ 7,718	$ 858

Earnings per share:

Basic-- as reported	$1.96	$1.09	$0.19

Basic-- pro forma	$1.90	$1.00	$0.11

Diluted-- as reported	$1.84	$1.07	$0.19

Diluted-- pro forma	$1.78	$0.98	$0.11

        The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future periods because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted. Our stock based compensation plans are further discussed in Note 10.

        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of Statement 123. Statement 123 (R) supersedes Opinion 25 and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123 (R)’s fair value method will have an impact on our results of operations, although it will have no material impact on our overall financial position.

        We expect to adopt Statement 123 (R) effective July 1, 2005 using the modified prospective method. Had we adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the proforma disclosures in the table above.

Use of Estimates:    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts, cost of purchased transportation and services and reserves for pricing and billing adjustments. Actual results could differ from those estimates.

Reclassifications:    Certain prior year amounts have been reclassified to conform to the current year presentation.

   NOTE 2.         Capital Structure

        We have authorized common stock comprised of Class A common stock and Class B common stock. The rights of holders of Class A common stock and Class B common stock are identical, except each share of Class B common stock entitles its holder to 20 votes, while each share of Class A common stock entitles its holder to one vote. We have authorized 2,000,000 shares of preferred stock.

NOTE 3.         Earnings Per Share

        The following is a reconciliation of our earnings per share:

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	(000's)			(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$17,279	8,800	$1.96	$8,430	7,712	$1.09	$1,498	7,709	$0.19

Effect of Dilutive Securities
Stock options and restricted stock	–	589	–	–	153	–	–	5	–

Diluted EPS
Net Income plus assumed exercises and restricted stock	$17,279	9,389	$1.84	$8,430	7,865	$1.07	$1,498	7,714	$0.19

         Stock options that were not included in the calculation of diluted weighted average shares because they would have been anti-dilutive were 5,750 and 752,113 and 988,375 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4.        Purchase of Minority Interest

         HGDS was a 65% owned partnership until August of 2002 when we purchased the minority partners' interest in HGDS. In August of 2002, we entered into a settlement agreement and release with the minority partner that resulted in the relinquishment of the minority partner's 35% interest in HGDS and release of the minority partner's claims against us in exchange for $4,000,000 in cash and release of our claims against the minority partner including the $3,000,000 balance in minority interest. The acquisition resulted in goodwill of approximately $7,000,000.

NOTE 5.        Property and Equipment

Property and equipment consist of the following (in thousands):

	Years Ended December 31,

	2004	2003

Building and improvements	$ 237	$ 312

Leasehold improvements	942	912

Computer equipment and software	52,442	55,057

Furniture and equipment	7,188	7,373

Transportation equipment and automobiles	1,461	2,462

	62,270	66,116

Less: Accumulated depreciation and amortization	(42,783)	(38,261)

Property and Equipment, net	$ 19,487	$ 27,855

        Depreciation expense, which includes depreciation of assets under capital leases, was $11,828,000, $10,797,000 and $11,476,000 for 2004, 2003 and 2002, respectively.

NOTE 6.       Income Taxes

        The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2004	2003	2002
U.S. federal statutory rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	4.1	4.5	(7.4)
Nondeductible expenses	1.2	1.9	14.8
Legislative elimination of Illinois Credits	–	4.7	–
State impact of business restructing	(3.4)	–	–
Provision for valuation allowance	0.9	–	–
Other	4.6	4.0	(0.4)

Net effective rate	42.4%	50.1%	41.0%

        We with our subsidiaries file both unitary and separate company state income tax returns. The 2002 state tax benefit shown above is a result of the tax benefit of the net operating losses incurred on a separate company basis exceeding the tax expense incurred on our unitary state filing.

        The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,

	2004	2003	2002
Current
Federal	$ 4,548	$ 343	$(2,092)
State and local	749	595	–

	5,297	938	(2,092)

Deferred
Federal	6,318	6,565	3,321
State and local	1,104	962	(188)

	7,422	7,527	3,133

Total provision	$12,719	$ 8,465	$ 1,041

The following is a summary of our deferred tax assets and liabilities (in thousands):

	Years Ended December 31,

	2004	2003

Reserve for uncollectible accounts receivable	$ 2,336	$ 1,823
Accrued compensation	3,445	2,659
Other reserves	1,184	1,356

Current deferred tax assets	6,965	5,838

Operating loss and tax credit carryforwards	4,225	8,502
Other	48	69
Income tax basis in excess of financial basis of goodwill	5,641	5,840
Less valuation allowance	(271)	–

Long-term deferred tax assets	9,643	14,411

Total deferred tax assets	$ 16,608	$ 20,249

Prepaids	$ (977)	$ –
Receivables	(1,321)	(1,162)

Current deferred tax liabilities	(2,298)	(1,162)

Property and equipment	(7,082)	(8,985)
Goodwill	(34,349)	(29,790)

Long-term deferred tax liabilities	(41,431)	(38,775)

Total deferred tax liabilities	$(43,729)	$(39,937)

        We had a federal net operating loss carryforward of approximately $4,197,000 at December 31, 2004. This federal net operating loss carryforward expires in 2022.

        Management believes it is more likely than not that the deferred tax assets will be realized with the exception of $271,000 related to state net operating losses for which a valuation allowance has been established.

        We have federal tax credit carryforwards of approximately $1,130,000 at December 31, 2004. The federal tax credits have expiration dates as follows:

(In thousands)
2019	$ 139
2020	543
2021	448

NOTE 7.         Long-Term Debt and Financing Arrangements

Our outstanding debt at December 31, 2003 was as follows (in thousands):

Bank line of credit	$ 6,000
Term notes with quarterly payments of $2,000,000 with a balloon payment of $9,000,000 due June 24, 2005; Interest is due quarterly
at a floating rate	19,000
Notes due on June 25, 2009 with annual payments
of $10,000,000 commencing on June 25, 2005; interest is paid quarterly
at a fixed rate of 9.14%	50,000
Capital lease obligations collateralized by certain equipment	34

Total long-term debt	75,034
Less current portion	(8,017)

$ 67,017

        On July 6, 2004, we used the net proceeds from our public offering (see Note 17) to prepay our $50,000,000 of 9.14% debt as well as the majority of the make-whole penalty payment of $6,804,000. As a result of the pre-payment, we recorded debt extinguishment expenses of $7,296,000 (after-tax of approximately $4,232,000) consisting of $6,804,000 in pre-payment penalties and $492,000 related to the write-off of the related deferred financing costs.

        We maintain a multi-bank credit facility (the “Credit Facility”). The Credit Facility is comprised of term debt and a revolving line of credit. The revolving line of credit has a term that expires on June 24, 2005 and bears interest at a maximum of LIBOR plus 2.5% or Prime plus 0.5%. There were no borrowings on the revolving line of credit or term debt at December 31, 2004. Borrowings and the weighted average interest rate on the revolving line of credit were $6,000,000 and 3.13% at December 31, 2003, respectively. Borrowings and weighted average interest rates on the term debt were $19,000,000 and 3.41% at December 31, 2003, respectively. The Credit Facility is secured by substantially all assets of the Company. We are currently negotiating a new credit facility.

        On March 25, 2004, at our request, we amended our Credit Agreement to reduce the interest rate, commitment fees and the aggregate Revolving Credit Commitment. The interest rate for both the Revolving Line of Credit and the Term Loan was reduced to LIBOR plus 1.625%. The Credit Facility provides for certain financial covenants including a fixed charge coverage ratio, minimum earnings before interest, taxes, depreciation, amortization, minority interest and certain other charges (EBITDAM) and a cash flow leverage ratio. We were in compliance with our debt covenants as of December 31, 2004 and 2003. The commitment fees charged on the unused Line of Credit were reduced to .275%. The Revolving Credit Commitment was reduced from $50,000,000 to $35,000,000.

        We had $34,100,000 and $43,000,000 of unused and available borrowings under our bank revolving line of credit at December 31, 2004 and 2003, respectively.

        We have standby letters of credit that expire from 2005 to 2012. As of December 31, 2004, the letters of credit were $875,000.

NOTE 8.          Capitalized Interest and Interest Expense

        Capitalized interest on qualifying assets under development and total interest were as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002

Capitalized interest	$4	$12	$28
Interest expensed	4,276	7,691	9,453

Total interest incurred	$4,280	$7,703	$9,481

NOTE 9.         Rental Expense, User Charges and Lease Commitments

        Minimum annual rental commitments, in thousands, at December 31, 2004, under noncancellable operating leases, principally for real estate and equipment, are payable as follows (in thousands):

2005	$ 6,540
2006	5,054
2007	4,429
2008	3,849
2009	2,185
2010 and thereafter	4,404
$26,461

        Total rental expense included in selling, general and administrative expense was approximately $9,697,000, $12,526,000 and $14,043,000 for 2004, 2003 and 2002, respectively. Additional rental expense of $1,085,000, $1,694,000 and $1,835,000 was included in transportation costs for 2004, 2003 and 2002, respectively. Many of the leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. We straight-line rental expense in accordance with Statement of Financial Accounting Standards No. 13, paragraph 15 and Financial Accounting Standards Board Technical Bulletin 85-3.

        We incur charges for our use of a fleet of dedicated containers which are included in transportation costs. Such charges were $31,063,000, $28,451,000 and $27,751,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Under the agreements, we have the ability to return the containers. As a result, no minimum commitment has been included in the table above.

NOTE 10.           Stock-Based Compensation Plans

        In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 450,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 150,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 600,000. In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 600,000. In 2003, we amended our 2002 Incentive Plan to add an additional 500,000 shares of Class A Common Stock, which was approved by our shareholders at our 2004 annual meeting. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant.

        Information regarding these option plans for 2004, 2003 and 2002 is as follows:

	2004		2003		2002
	Weighted Avg.		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding,
beginning of year	1,427,434	$ 11.47	1,402,050	$ 12.43	951,550	$ 16.28
Options exercised	(523,493)	14.14	(37,266)	6.23	–	–
Options granted	–	–	193,500	5.84	537,000	6.04
Options forfeited	(53,867)	9.72	(130,850)	14.87	(86,500)	15.14

Options outstanding,
end of year	850,074	$ 9.95	1,427,434	$ 11.47	1,402,050	$ 12.43

Weighted average fair
value of options
granted during the year	$ –		$ 2.58		$ 2.65
Options exercisable at
year end	560,848		797,076		615,250
Option price range at end
of year	$4.86 to	$28.16	$4.86 to	$28.16	$4.87 to	$28.16
Weighted average option
price for exercised
shares	$ 14.14		$ 6.23		$ –
Option available for
grant at end of year	452,079		448,116		337,950

The following table summarizes information about options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
$ 4.86 to $ 5.20	357,117	7.99	$ 5.14	184,055	$ 5.17
$ 5.66 to $ 9.70	158,132	7.58	$ 7.69	78,068	$ 7.90
$10.43 to $ 17.66	197,700	2.52	$ 13.45	161,600	$ 13.93
$18.56 to $ 28.16	137,125	4.63	$ 20.01	137,125	$ 20.01

$ 4.86 to $ 28.16	850,074	6.10	$ 9.95	560,848	$ 11.70

For purposes of determining the pro forma effect of these options as discussed in Note 1, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming:

	Years Ended December 31,

	2003	2002
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.50%	3.40%
Volatility factor	40.00%	40.00%
Expected life in years	6.0	6.0

During 2004, no stock options were granted.

Restricted Stock

        During the fourth quarter of 2003, we granted 316,504 shares of restricted stock to certain employees and 10,680 shares of restricted stock to outside directors with a weighted average grant date fair value of $14.10. The stock vests over a three year period. Compensation expense recorded related to the restricted stock was approximately $180,000 during 2003.

        During 2004, we granted 58,845 shares of restricted stock to certain employees and 3,474 shares of restricted stock to outside directors with a weighted average grant date fair value of $41.60. The stock vests over a three year period. Compensation expense recorded related to the 2004 and 2003 restricted stock grants was approximately $2,148,000 during 2004.

NOTE 11.         Business Segment

        We have no separately reportable segments. Under the enterprise wide disclosure requirements, we report revenue (in thousands), for Intermodal Services, Truck Brokerage Services, Logistics Services and Distribution Services as follows:

	Years Ended December 31,

	2004	2003	2002
Intermodal Services	$1,014,533	$ 976,723	$ 981,253
Truck Brokerage Services	225,466	210,493	216,468
Logistics Services	140,723	118,601	56,946
Distribution Services	46,084	53,797	80,993

Total Revenue	$1,426,806	$1,359,614	$1,335,660

In August 2004, HGDS transferred its pharmaceutical sample delivery business to logistics, resulting in an increase in logistics revenue of $4,315,000 for the year ended December 31, 2004.

NOTE 12.         Employee Benefit Plans

        We had one profit-sharing plan and trust in 2004 and 2003 and two profit-sharing plans and trusts in 2002 under section 401(k) of the Internal Revenue Code. We partially match qualified contributions made by employees to the plan. We expensed approximately $1,091,000, $1,148,000, and $1,291,000 related to these plans in 2004, 2003 and 2002, respectively.

        We provide a deferred compensation plan that permits certain officers and certain management employees to defer portions of their compensation. We partially match contributions made by employees to the plan. We expensed $884,000, $742,000 and $654,000 related to this plan in 2004, 2003 and 2002, respectively. This expense includes interest of $667,000, $556,000, and $495,000 in 2004, 2003 and 2002, respectively.

NOTE 13.         Legal Matters

        We are a party to litigation incident to our business, including claims for personal injury and/or property damage, freight lost or damaged in transit, improperly shipped or improperly warehoused. Some of the lawsuits to which we are party to are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we are defending them ourselves. Management does not believe that the outcome of this litigation will have a materially adverse effect on our financial position or results of operations. See Item 1 Business – Risk Management and Insurance.

NOTE 14.         Restructuring Charges

        In 2002 we recorded a restructuring charge of approximately $932,000 consisting of a severance charge for 74 employees of $474,000 and a $458,000 liability for the remaining lease obligation related to a closed facility. All severance payments were made as of December 31, 2002. Approximately $458,000 of lease obligation remained as of December 31, 2002.

        During the year ended December 31, 2003, we recorded a liability of $180,000 for the estimated remaining lease obligation and closing costs related to a facility in Detroit and a severance charge for 165 employees of $876,000.

        During the year ended December 31, 2004, we recorded a severance charge for 99 employees of $661,000. We also recorded a liability of $118,000 for the estimated remaining lease obligations and closing costs related to two facilities.

        All severance charges are included in salaries and benefits in the statements of income and all lease obligation and closing costs are included in selling, general and administrative in the statements of income.

        The following table displays the activity and balances of the restructuring reserves in the consolidated balance sheets (in thousands):

	Headcount	Consolidation
	Reduction	of Facilities	Total

Balance at December 31, 2002	$–	$458	$458
Additional Restructuring Expenses	876	180	1,056
Cash Payments	(801)	(277)	(1,078)

Balance at December 31, 2003	75	361	436
Additional Restructuring Expenses	661	118	779
Cash Payments	(736)	(333)	(1,069)

Balance at December 31, 2004	$–	$146	$146

NOTE 15.         Derivative Financial Instrument

        We had an interest rate swap that matured on September 30, 2002 with a notional amount of $25.0 million, which was accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Under the Credit Facility, we were required to enter into this interest rate swap agreement designated as a hedge on a portion of our variable rate debt. We used this interest rate swap to manage our exposure to changes in interest rates for our floating rate debt. This interest rate swap qualified as a cash flow hedge. The interest rate differential received or paid on the swap was recognized in the consolidated statements of income as a reduction or increase in interest expense, respectively. We recorded incremental interest expense of $698,000 for this swap in 2002. The effective portion of the change in the fair value of the derivative instrument was recorded in the consolidated balance sheets as a component of current assets or liabilities and other comprehensive income.

        For the twelve months ended December 31, 2002, we adjusted our derivative financial instrument to fair value which resulted in an unrealized income of $389,000, net of the related income tax expense of $153,000. These adjustments are included in other comprehensive income.

NOTE 16.         Stock Buy Back Plan

        During the fourth quarter of 2003, the Board of Directors authorized the purchase of up to 500,000 shares of our Class A Common Stock from time to time. The timing of the program was determined by financial and market conditions. During the fourth of quarter of 2003, we purchased 20,200 shares for $292,000. We purchased an additional 96,500 shares for $2,763,000 in 2004. A summary of the stock purchases in 2004 follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Maximum Number of
	Total Number		Purchased as	Shares that May
	of Shares	Average Price	Part of Publicly	Yet be Purchased
	Purchased	Paid Per Share	Announced Plan	Under the Plan(1)

January 1 to January 31	-	-	-	479,800
February 1 to February 29	27,800	$ 27.61	27,800	452,000
March 1 to March 31	68,700	29.04	68,700	383,300
April 1 to December 31	-	-	-	383,300

Total	96,500	$ 28.63	96,500

On February 7, 2005, the Board of Directors authorized the purchase of up to $30.0 million of shares of our Class A Common Stock. We intend to make repurchases from time to time as market and business conditions warrant. Repurchases may be made in the open market or in privately negotiated transactions. We intend to hold the repurchased shares in treasury for future use. This program replaces our previous plan to repurchase up to 500,000 shares of Class A Common Stock originally announced in November 2003 pursuant to which 116,700 shares had been purchased.

NOTE 17.         Public Equity Offering

        We completed a public offering of Class A common stock priced at $33.00 per share, before underwriting discounts and commissions, on July 2, 2004. We sold 1,800,000 shares and selling stockholders sold 385,000 shares. The Company’s net proceeds of $55,871,000 were used to prepay the $50,000,000 of 9.14% debt on July 6, 2004 as well as the majority of the make-whole payment of $6,804,000 (see Note 7).

NOTE 18.         HGDS Purchase Option

        On November 11, 2004, we, along with our wholly owned subsidiary, Hub Group Distribution Services, LLC (“HGDS”), entered into the Purchase Option and Right of First Refusal Agreement pursuant to which HGDS granted an entity controlled by William J. McKenna the exclusive option to purchase all or substantially all of the assets of HGDS for a cash purchase price of $11,300,000 (subject to adjustment on the closing date), plus the assumption of certain HGDS liabilities. Mr. McKenna agreed to serve as President of HGDS effective December 1, 2004. McKenna’s company may exercise the option during the period (the “Option Period”) commencing on November 11, 2004, and ending on the earlier to occur of (i) March 31, 2007, and (ii) the date on which McKenna’s employment with HGDS terminates; provided, however, that this period may be extended for up to 180 days depending on the circumstances of the termination of McKenna’s employment. Additionally, HGDS granted McKenna’s company a right of first refusal with respect to any acceptable third-party offers that we or HGDS receive during the Option Period for all or substantially all of the assets of HGDS.

        During the Option Period, we and HGDS agreed that, except as required by law, we would not solicit or initiate discussions or negotiations with any person other than McKenna’s company relating to the sale of HGDS or its assets.

NOTE 19.         Subsequent Event

        The Board of Directors approved a stock dividend in February 2005. The holders of Class A Common Stock and Class B Common Stock will each receive one share of Class A Common Stock for each share of Class A Common Stock or Class B Common Stock held on the record date. This dividend is subject to the approval of our shareholders of an increase in the authorized number of shares of Class A Common Stock, which we intend to seek at our annual shareholders meeting on May 4, 2005. If approved by our shareholders, the stock dividend will be tax-free to shareholders. The Board of Directors intends to set a record date and payment date for the stock dividend following receipt of shareholder approval. Pursuant to the terms of the Company’s Articles of Incorporation, after the stock dividend, the voting power of each share of Class B Common Stock will be increased to 40 votes per share so that the relative voting power of the Class A Common Stock and Class B Common Stock is the same after stock dividend as before such dividend.

NOTE 20.         Selected Quarterly Financial Data (Unaudited)

        The following table sets forth selected quarterly financial data for each of the quarters in 2004 and 2003 (in thousands, except per share amounts):

	Quarters

	First	Second	Third	Fourth
Year Ended December 31, 2004:
Revenue	$328,302	$348,971	$362,105	$387,428
Gross margin	41,804	43,665	48,028	46,051
Operating income	6,297	8,266	13,958	12,077
Net income	2,713	4,059	3,552	6,955
Basic earnings per share	$ 0.35	$ 0.52	$ 0.37	$ 0.70
Diluted earnings per share	$ 0.33	$ 0.48	$ 0.34	$ 0.66
	Quarters

	First	Second	Third	Fourth
Year Ended December 31, 2003:
Revenue	$329,284	$331,651	$339,484	$359,195
Gross margin	42,050	43,460	43,461	41,711
Operating income	4,373	5,914	7,196	6,812
Net income	1,359	1,547	2,886	2,638
Basic earnings per share	$ 0.18	$ 0.20	$ 0.37	$ 0.34
Diluted earnings per share	$ 0.18	$ 0.20	$ 0.37	$ 0.33

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE

        None.

Item 9A.         CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

        As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

        No significant changes were made in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. As of December 31, 2004, management carried out an evaluation of the effectiveness of our internal controls and procedures. Management based their assessment on the framework of Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, management concluded that, as of December 31, 2004, our internal control over financial reporting was effective.

        Management believes, however, that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

        Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements, included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Hub Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Hub Group, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated balance sheets of Hub Group, Inc. as of December 31, 2004 and 2003, and the related Consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Hub Group, Inc. and our report dated February 23, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
February  23, 2005

Item 9B.        OTHER INFORMATION

        None.

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The sections entitled “Election of Directors” and “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 4, 2005, sets forth certain information with respect to our directors and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Item 11.         EXECUTIVE COMPENSATION

        The section entitled “Compensation of Directors and Executive Officers” appearing in our proxy statement for our annual meeting of stockholders to be held on May 4, 2005, sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                       RELATED STOCKHOLDER MATTERS

        The sections entitled “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 4, 2005, sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information

        The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans (excluding
Plan Category	warrants and rights	warrants and rights	securities reflected in
	(a)		column (a))

Equity compensation
plans approved by	850,074	$ 9.95	452,079
security holders

Equity compensation
plans not approved	--	--	--
by security holders

Total	850,074	$ 9.95	452,079

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The section entitled “Certain Transactions” appearing in our proxy statement for the annual meeting of our stockholders to be held on May 4, 2005, sets forth certain information with respect to certain business relationships and transactions between us and our directors and officers and it is incorporated herein by reference.

Item 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for our annual meeting of stockholders to be held on May 4, 2005, sets forth certain information with respect to certain fees we have paid to our principal accountant for services and it is incorporated herein by reference.

Item 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (a) Financial Statements

        The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

         Report of Independent Registered Public Accounting Firm

        Consolidated Balance Sheets — December 31, 2004 and December 31, 2003

        Consolidated Statements of Income — Years ended December 31, 2004, December 31, 2003 and December 31, 2002

        Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2004, December 31, 2003 and
         December 31, 2002 December 31, 2002

        Consolidated Statements of Cash Flows — Years ended December 31, 2004, December 31, 2003 and
         December 31, 2002

         Notes to Consolidated Financial Statements

         (b) Financial Statement Schedules

        The following financial statement schedules of Hub Group, Inc. are filed as part of this report and should be read in conjunction with the consolidated financial statements of Hub Group, Inc.:

II.     Valuation and qualifying accounts and reserves ……………………………………………………………….. Page S-1

        All other schedules are omitted because they are not required, are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

         (c) Exhibits

        The exhibits included as part of this Form 10-K are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

SCHEDULE II

HUB GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Deductions		Balance at
	Beginning	Costs &	and		End
	of Year	Expenses	Adjustments		of Year

Year Ended December 31:
Allowance for uncollectible trade accounts
2004	$ 6,304,000	$ 80,000	$ 735,000	(b)	$ 7,119,000
2003	6,272,000	722,000	(690,000	) (b)	6,304,000
2002	4,020,000	1,761,000	491,000	(a)(b)	6,272,000

Deferred tax valuation allowance
2004	$ –	$ 271,000	$ –		$ 271,000

(a)

For the year ended December 31, 2002, deductions and adjustments includes a $1.1 million adjustment to increase the reported allowance for uncollectible accounts receivable for the years presented in the schedule. This adjustment did not affect the amount of “Trade accounts receivable, net” reported in our Consolidated Balance Sheets or operating results in the consolidated Statements of Income for those years.

(b)

The Company reclassified a $400,000 reserve for adjustments to its outstanding trade receivables from trade payables during the 2nd quarter of 2004. The corresponding amounts in 2003 and 2002 of $1,040,000 and $910,000, respectively, have been reclassified to conform to the current year presentation.

S-1

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2005	HUB GROUP, INC.

By /s/ DAVID P. YEAGER
David P. Yeager
Chief Executive Officer and Vice Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/Phillip C.Yeager	Chairman and Director	February 25, 2005
Phillip C. Yeager

/s/David P.Yeager	Vice Chairman, Chief Executive Officer and Director	February 25, 2005
David P. Yeager

/s/Mark A.Yeager	President, Chief Operating Officer and Director	February 25, 2005
Mark A. Yeager

/s/Thomas M. White	Senior Vice President-Chief Financial Officer and Treasurer	February 25, 2005
Thomas M. White	(Principal Financial and Accounting Officer)

/s/Charles R. Reaves	Director	February 25, 2005
Charles R. Reaves

/s/Martin P.Slark	Director	February 25, 2005
Martin P. Slark

/s/Gary D. Eppen	Director	February 25, 2005
Gary D. Eppen

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 and 3.3 to the Registrant's registration statement on Form S-1, File No. 33-90210)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1, File No. 33-90210)

10.1	Amended and Restated Limited Partnership Agreement of Hub City Canada, L.P. (incorporated by reference to Exhibit 10.2 to the Registrants report on Form 10-K dated March 26, 1997 and filed
March 27, 1997, File No. 000-27754)

10.2	Stockholders' Agreement (incorporated by reference to Exhibit 10.7 to the Registrant's report on Form 10-K dated March 26, 1997 and filed March 27, 1997,
File No. 000-27754)

10.3	$100 million Credit Agreement dated as of April 30, 1999, among the Registrant, Hub City
Terminals, Inc., Hub Holdings, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.9 to the Registrant's report on Form 10-Q dated and filed May 10, 1999,
File No. 000-27754)

10.4	$40 million Bridge Credit Agreement dated as of April 30, 1999 among the Registrant, Hub City
Terminals, Inc., Hub Holdings, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.10 to the Registrant's report on Form 10-Q dated and filed May 10, 1999, File No. 000-27754)

10.5	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.12 to the Registrant's report on Form 10-Q dated and filed November 13, 2000, File No. 000-27754)

10.6	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.13 to the Registrant's report on Form 10-K dated March 15, 2001 and filed March 16, 2001, File No. 000-27754)

10.7	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.16 to the Registrant's report on Form 10-Q dated and filed April 19, 2001, File No. 000-27754)

10.8	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.18 to the Registrant's report on Form 10-Q dated and filed November 13, 2001, File No. 000-27754)

10.9	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank dated March 27, 2002 (incorporated by reference to Exhibit 10.20 to the Registrant's report on Form 10-K dated and filed March 28, 2002, File No. 000-27754)

10.10	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank dated August 13, 2002 (incorporated by reference to Exhibit 10.22 to the Registrant's report on Form 10-Q dated and filed August 15, 2002, File No. 000-27754)

10.11	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank dated October 15, 2002 (incorporated by reference to Exhibit 10.24 to the Registrant's report on Form 10-Q dated and filed November 5, 2002, File No. 000-27754)

10.12	Security Agreement among the Registrant, Hub City Terminals, Inc., Harris Trust and Savings Bank
and various Note Holders dated October 15, 2002 (incorporated by reference to Exhibit 10.26 to the
Registrant's report on Form 10-Q dated and filed November 5, 2002, File No. 000-27754)

10.13	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank dated February 28, 2003 (incorporated by reference to Exhibit 10.27 to the Registrant's report on Form 10-K dated March 12, 2003 and filed March 13, 2003, File No. 000-27754)

10.14	Letter from the Registrant to Thomas M. White dated June 4, 2002 (incorporated by reference to
Exhibit 10.28 to the Registrant' report on Form 10-K dated March 12, 2003 and filed March 13,
2003 File No. 000-27754)

10.15	Hub Group's Nonqualified Deferred Compensation Plan Basic Plan Document

10.16	Hub Group's Nonqualified Deferred Compensation Plan Adoption Agreement

10.17	Hub Group's Nonqualified Deferred Compensation Plan, Amendment 1

10.18	Description of Executive Officer cash compensation for 2004 and 2005

10.19	Director compensation for 2004 and 2005

10.20	Amendment to $100 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and
Harris Trust and Savings Bank dated March 25, 2004 (incorporated by reference from Exhibit
10.29 from the Registrant's report on Form 10-Q dated and filed April 30, 2004)

10.21	Hub Group's 2002 Long Term Incentive Plan (as amended and restated effective
December 3, 2003) (incorporated by reference from Exhibit 4.1 from the Registrant's report on Form S-8 dated and filed May 17, 2004)

10.22	Purchase Option and Right of Refusal Agreement dated November 11, 2004 (incorporated by reference from Exhibit 10.1 to the Registrant's Report on Form 8-K dated and filed November 16, 2004)

14	Hub Group's Code of Business Conduct and Ethics (incorporated by reference from
Exhibit 99.2 to the Registrant's report on Form 10-K dated March 12, 2003 and filed on March 13, 2003, File No. 000-27754)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of David P. Yeager, Vice Chairman and Chief Executive Officer, Pursuant to Rule
13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit of 31 of Item 601 of Regulation S-K

31.2	Certification of Thomas M. White, Senior Vice President-Chief Financial Officer and Treasurer,
Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of
Item 601 of Regulation S-K

32.1	Certification of David P. Yeager and Thomas M. White, Chief Executive Officer and Chief
Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350, filed under Exhibit
32 of Item 601 of Regulation S-K