Form 10-Q
period 2005-03-31
HUB GROUP INC
filed 2005-04-25
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005 or

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

        On April 19, 2005, the registrant had 9,736,703 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

Page

PART I. Financial Information:

Hub Group, Inc. - Registrant
Condensed Consolidated Balance Sheets - March 31, 2005 (unaudited) and
December 31, 2004	3
Unaudited Condensed Consolidated Statements of Income - Three Months
Ended March 31, 2005 and 2004	4
Unaudited Condensed Consolidated Statement of Stockholders' Equity - Three
Months Ended March 31, 2005	5
Unaudited Condensed Consolidated Statements of Cash Flows - Three
Months Ended March 31, 2005 and 2004	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Management's Discussion and Analysis of Financial Condition and
Results of Operations	11
Quantitative and Qualitative Disclosures related to Market Risk	16
Controls and Procedures	17
PART II. Other Information	18

HUB GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 15,570	$ 16,806
Restricted investments	661	—
Accounts receivable
Trade, net	139,113	141,079
Other	7,527	7,996
Deferred taxes	4,412	4,667
Prepaid expenses and other current assets	3,715	4,746

TOTAL CURRENT ASSETS	170,998	175,294
PROPERTY AND EQUIPMENT, net	17,854	19,487
GOODWILL, net	215,175	215,175
OTHER ASSETS	371	889

TOTAL ASSETS	$ 404,398	$ 410,845

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 115,250	$ 115,819
Other	2,925	1,660
Accrued expenses
Payroll	10,262	19,542
Other	12,031	15,100

TOTAL CURRENT LIABILITIES	140,468	152,121
DEFERRED TAXES	31,545	31,788
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
issued or outstanding in 2005 and 2004	—	—
Common stock
Class A: $.01 par value; 12,337,700 shares authorized; 9,809,476 shares issued (including treasury stock in 2005) and 9,727,917 outstanding
in 2005; 9,635,657 issued and outstanding in 2004	98	96
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares
issued and outstanding in 2005 and 2004	7	7
Additional paid-in capital	187,068	182,365
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	69,959	64,611
Unearned compensation	(4,137)	(4,685)
Treasury stock, at cost (81,559 shares in 2005)	(5,152)	—

TOTAL STOCKHOLDERS' EQUITY	232,385	226,936

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 404,398	$ 410,845

See notes to unaudited condensed consolidated financial statements

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenue	$339,858	$328,302

Transportation costs	296,613	286,498

Gross margin	43,245	41,804

Costs and expenses:
Salaries and benefits	21,875	22,342
General and administrative	9,752	10,281
Depreciation and amortization of property and equipment	2,483	2,884

Total costs and expenses	34,110	35,507

Operating income	9,135	6,297

Other income (expense):
Interest expense	(207)	(1,713)
Interest income	200	53
Other, net	14	41

Total other income (expense)	7	(1,619)

Income before provision for income taxes	9,142	4,678

Provision for income taxes	3,794	1,965

Net income	$ 5,348	$ 2,713

Basic earnings per common share	$ 0.53	$ 0.35

Diluted earnings per common share	$ 0.51	$ 0.33

Basic weighted average number of shares outstanding	10,141	7,746

Diluted weighted average number of shares outstanding	10,579	8,294

See notes to unaudited condendsed consolidated financial statements

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2005
(in thousands, except shares)

March 31, 2005
Class A & B Common Stock Shares Outstanding
Beginning of year	10,297,953
Exercise of non-qualified stock options	173,129
Issuance of restricted stock	690
Purchase of treasury shares	(97,850)
Treasury shares issued under restricted stock and stock option plans	16,291

Ending balance	10,390,213

Class A & B Common Stock Amount
Beginning of year	$103
Issuance of restricted stock and exercise of stock options	2

Ending balance	105

Additional Paid-in Capital
Beginning of year	182,365
Exercise of non-qualified stock options	1,707
Tax benefit of employee stock plans	2,996

Ending balance	187,068

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)

Ending balance	(15,458)

Retained Earnings
Beginning of year	64,611
Net income	5,348

Ending balance	69,959

Unearned Compensation
Beginning of year	(4,685)
Issuance of restricted stock awards, net of forfeitures	28
Compensation expense related to restricted stock awards	520

Ending balance	(4,137)

Treasury Stock
Beginning of year	—
Purchase of treasury shares	(5,599)
Issuance for restricted stock and exercise of stock options	447

Ending balance	(5,152)

Total stockholder's equity	$232,385

See notes to unaudited condendsed consolidated financial statements

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$ 5,348	$ 2,713
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	2,593	2,911
Deferred taxes	3,008	1,961
Compensation expense related to restricted stock	520	404
Gain on sale of assets	(12)	(18)
Other assets	518	188
Changes in working capital:
Restricted investments	(661)	—
Accounts receivable, net	2,435	3,466
Prepaid expenses and other current assets	1,031	462
Accounts payable	696	(1,867)
Accrued expenses	(12,349)	(4,072)

Net cash provided by operating activities	3,127	6,148

Cash flows from investing activities:
Purchases of property and equipment, net	(948)	(460)

Net cash used in investing activities	(948)	(460)

Cash flows from financing activity:
Proceeds from stock options exercised	2,184	2,090
Purchase of treasury stock	(5,599)	(2,767)
Net payments on revolver	—	(3,000)
Payments on long-term debt	—	(2,011)

Net cash used in financing activities	(3,415)	(5,688)

Net decrease in cash and cash equivalents	(1,236)	—
Cash and cash equivalents beginning of period	16,806	—

Cash and cash equivalents end of period	$ 15,570	$ —

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ —	$ 1,357
Income taxes	$ 333	$ —

See notes to unaudited condensed consolidated financial statements

HUB GROUP, INC.

NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     Interim Financial Statements

        Our accompanying unaudited condensed consolidated financial statements of Hub Group, Inc. (“we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

        The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position and results of operations for the three months ended March 31, 2005 and 2004.

        These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.     Restructuring Charges

        During the three months ended March 31, 2005, we recorded a severance charge for 24 employees of $176,000. All severance charges are included in salaries and benefits in the statements of income. Additionally, we recorded charges of $37,000 related to the 2002 restructuring plan as a result of changes in assumptions related to the closing of a facility.

        The following table displays the activity and balances for the restructuring reserves for the three months ended March 31, 2005 (in thousands):

	Headcount	Consolidation
	Reduction	of Facilities	Total

Balance at December 31, 2004	$–	$146	$146
Additional Restructuring Expenses	176	–	176
Cash Payments	(78)	(79)	(157)
Adjustment for previous estimate	–	37	37

Balance at March 31, 2005	$98	$104	$202

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

        The following table illustrates the effect on the net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004

Net income, as reported	$5,348	$ 2,713

Add: Total stock-based compensation included in
net income, net of related tax effects	304	234
Deduct: Total stock-based employee compensation expense determined under fair value based method for all
awards, net of related tax effects	(391)	(401)

Net income, pro forma	$5,261	$ 2,546

Earnings per share:

Basic-- as reported	$0.53	$0.35

Basic-- pro forma	$0.52	$0.33

Diluted-- as reported	$0.51	$0.33

Diluted-- pro forma	$0.50	$0.31

        The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future periods because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

        In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement must be adopted effective January 1, 2006.

        Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flow and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

NOTE 4.     Earnings Per Share

        The following is a reconciliation of our earnings per share:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$5,348	10,141	$0.53	$2,713	7,746	$0.35
Effect of Dilutive Securities
Stock options and restricted stock	—	438	—	—	548	—

Diluted EPS
Net Income	$5,348	10,579	$0.51	$2,713	8,294	$0.33

        Stock options not included in diluted weighted-average shares because they would have been anti-dilutive were 0 and 23,000 for the three months ending March 31, 2005 and 2004, respectively.

NOTE 5.      Deferred Compensation Plan

        In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (“the Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, participants can elect to defer up to 50% of their base salary and up to 100% of their bonus. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the consolidated balance sheet represent the fair value of the mutual fund and other security investments related to the Plan at March 31, 2005. Both realized and unrealized gains and losses, which have not been material, are included in income and expense and offset the change in the deferred compensation liability. The Company provides a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent of 3% of base salary.

NOTE 6.      Property and Equipment

        Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2005	2004

Building and improvements	$ 237	$ 237

Leasehold improvements	942	942

Computer equipment and software	53,528	52,442

Furniture and equipment	6,970	7,188

Transportation equipment and automobiles	1,388	1,461

	63,065	62,270

Less: Accumulated depreciation and amortization	(45,211)	(42,783)

Property and Equipment, net	$ 17,854	$ 19,487

NOTE 7.      Debt

        On March 23, 2005, we entered into a revolving credit agreement that provides for unsecured borrowings of up to $40 million. The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%. The revolving line of credit expires on March 23, 2010. The financial covenants require a minimum net worth of $175 million and a cash flow leverage ratio of not more than 2.0 to 1.0. The commitment fees charged on the unused line of credit are between 0.15% and 0.25%.

        We had $39,125,000 of unused and available borrowings under our bank revolving line of credit at March 31, 2005. We were in compliance with our debt covenants at March 31, 2005.

        We have standby letters of credit that expire from 2005 to 2012. As of March 31, 2005, the outstanding letters of credit were $875,000.

NOTE 8.      Commitments and Contingencies

        In March 2005, we entered into an equipment purchase contract with Shanghai Jindo Container Co., Ltd. We agreed to purchase 3,400 fifty-three foot dry freight steel domestic containers for approximately $33.0 million. We expect delivery of 900 units in each of May, June and July of 2005 and the final 700 units in August 2005. However, these timeframes are subject to the manufacturer meeting production and delivery schedules. We plan to finance these containers with operating leases.

        We are a party to litigation incident to our business, including claims for freight lost or damaged in transit, freight improperly shipped or improperly billed, property damage and personal injury. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we are defending them. Management does not believe that the outcome of this litigation will have a material adverse effect on our financial position.

NOTE 9.      Stock Buy Back Plan

        During the first quarter of 2005, the Board of Directors authorized the purchase of up to $30.0 million of our Class A Common Stock. We intend to make repurchases from time to time as market and business conditions warrant. Repurchases may be made in the open market or in privately negotiated transactions. We intend to hold the repurchased shares in treasury for future use. This program replaces the previous repurchase plan. During the first quarter of 2005, we spent approximately $5.1 million to purchase 87,400 shares as follows:

			Total Number of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid Per Share	Announced Plan

January 1 to January 31	—	—	—
February 1 to February 28	32,400	$ 54.38	32,400
March 1 to March 31	55,000	60.08	55,000

Total	87,400	$ 57.97	87,400

NOTE 10.      Stock Split

        The Board of Directors approved a 2 for 1 stock split in February 2005. The Board has set May 4, 2005 as the record date for this stock split and May 11, 2005 as the payment date, contingent on receiving shareholder approval at our annual meeting on May 4, 2005, to increase the number of authorized shares of Class A common stock. If approved by the Company’s shareholders, the stock split will be in the form of a stock dividend, which will be tax-free to shareholders.

HUB GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS

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

        Revenue growth resulted primarily from price increases, mix and fuel surcharges during the first quarter of 2005 versus the first quarter of 2004. The price increase resulted from rate increases from our carriers.

        We use various performance indicators to manage our business. We closely monitor gains and losses for our Top 50 customers and evaluate on-time performance, costs per load by location and daily sales outstanding by location. Vendor cost changes and vendor service issues are also tracked closely.

        Our installation services business, HGDS, is a project-based business with significant customer concentration and higher margins than our other service lines. Any decrease in the demand from these customers or our failure to secure new project business could have a material effect on our revenue.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line:

	Three Months Ended
	March 31,

			%
	2005	2004	Change

Revenue (in thousands)
Core Transporation
Intermodal	$233,662	$236,321	-1.1%
Brokerage	60,154	50,960	18.0
Logistics	35,589	33,913	4.9

Total Core	329,405	321,194	2.6

Hub Distribution	10,453	7,108	47.1

Total Revenue	$339,858	$328,302	3.5%

The following table includes certain items in the consolidated statement of income as a percentage of revenue:

	Three Months Ended March 31,
	2005	2004
Revenue	100.0%	100.0%
Transportation costs	87.3	87.3

Gross margin	12.7	12.7

Costs and expenses:
Salaries and benefits	6.4	6.8
General and administrative	2.9	3.1
Depreciation and amortization	0.7	0.9

Total costs and expenses	10.0	10.8

Operating income	2.7	1.9

Other expense
Interest expense:	(0.1)	(0.5)
Interest income	0.1	0.0

Total other expense	0.0	(0.5)

Income before provision for income taxes	2.7	1.4

Provision for income taxes	1.1	0.6

Net income	1.6%	0.8%

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenue

        Revenue increased 3.5% to $339.9 million in 2005 from $328.3 million in 2004. Intermodal revenue decreased 1.1% due primarily to an 11.4% decrease in volume subtantially offset by price increases, mix and fuel surcharges. Approximately one-third of the volume decline relates to culled customers. Truckload brokerage revenue increased 18.0% due primarily to an increase in revenue per load from price increases, mix, and fuel surcharges. Logistics revenue increased 4.9% due to the transfer of the time sensitive delivery of pharmaceutical samples from Hub Distribution to this service line during the third quarter of 2004 and as a result of adding new customers. Hub Distribution revenue increased 47.1% due primarily to an increase in the installation business.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased 3.4% to $43.2 million in 2005 from $41.8 million in 2004. As a percent of revenue, gross margin has remained consistent at 12.7% in 2005 and 2004.

Salaries and Benefits

        As a percentage of revenue, salaries and benefits decreased to 6.4% from 6.8% in 2004. Salaries and benefits decreased to $21.9 million in 2005 from $22.3 million in 2004. This was due primarily to a decrease in headcount. Headcount as of March 31, 2005 was 1,154 while headcount for March 31, 2004 was 1,183. Severance costs during the three months ended March 31, 2005 were $0.2 million compared with $0.1 million for the three months ended March 31, 2004.

General and Administrative

         General and administrative expenses decreased to $9.8 million in 2005 from $10.3 million in 2004. As a percentage of revenue, these expenses decreased to 2.9% in 2005 from 3.1% in 2004. The decrease in general and administrative expenses is primarily attributed to a decrease in equipment leases, professional fees, travel and entertainment expense and rent expense.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization decreased to $2.5 million in 2005 from $2.9 million in 2004. This expense as a percentage of revenue decreased to 0.7% in 2005 from 0.9% in 2004. The decrease in depreciation and amortization is due primarily to lower computer equipment depreciation.

Other Income (Expense)

        Interest expense decreased to $0.2 million in 2005 from $1.7 million in 2004. The decrease in interest expense is due primarily to the extinguishment of the private placement debt during the third quarter of 2004. Interest income increased to $0.2 million in 2005 from $0.1 million in 2004. The increase in interest income is due to investing cash.

Provision for Income Taxes

        The provision for income taxes increased to $3.8 million in 2005 compared to $2.0 million in 2004. We provided for income taxes using an effective rate of 41.5% in 2005 and an effective rate of 42.0% in the first quarter of 2004. The decrease in the effective tax rate is primarily the result of a lower state tax rate due to business restructuring.

Net Income

        Net income increased to $5.3 million in 2005 from $2.7 million in 2004 due primarily to higher gross margin, lower general and administrative expenses, and lower interest expense.

Earnings Per Common Share

        Basic earnings per share were $0.53 in 2005 and were $0.35 in 2004 and diluted earnings per share increased to $0.51 in 2005 from $0.33 in 2004. The weighted average diluted shares outstanding increased 28% from 8,294,000 at March 31, 2004 to 10,579,000 at March 31, 2005 due primarily to our follow–on offering of Class A Common Stock in July 2004.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2004, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and estimates.

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

Deferred Income Taxes

        Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $321,000 related to state tax net operating losses for which a valuation allowance has been established. In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

LIQUIDITY AND CAPITAL RESOURCES

        During the first quarter, we have funded operations and capital expenditures through cash flows from operations.

        Cash provided by operating activities for the three months ended March 31, 2005, was approximately $3.1 million, which resulted primarily from net income from operations of $5.3 million, non-cash charges of $6.1 million offset by decreases in working capital of $8.8 million.

        Net cash used in investing activities for the three months ended March 31, 2005, was $0.9 million and related primarily to expenditures made to enhance our information system capabilities. We expect capital expenditures to be approximately $5 million for the year ended December 31, 2005.

        The net cash used in financing activities for the three months ended March 31, 2005, was $3.4 million. Uses of cash related to the purchase of treasury stock. We generated cash from stock options being exercised.

        On March 23, 2005 we entered into a revolving credit agreement that provides for unsecured borrowings of up to $40 million. The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%. The revolving line of credit expires on March 23, 2010. The financial covenants require a minimum net worth of $175 million and a cash flow leverage ratio of not more than 2.0 to 1.0. The commitment fees charged on the unused line of credit are between 0.15% and 0.25%.

        Our unused and available borrowings under our bank revolving line of credit at March 31, 2005 are $39.1 million. We were in compliance with our debt covenants at March 31, 2005.

        We have standby letters of credit that expire from 2005 to 2012. As of March 31, 2005, our outstanding letters of credit were $0.9 million.

Contractual Obligations

        Our contractual cash obligations as of March 31, 2005 are minimum rental commitments. Minimum annual rental commitments, at March 31, 2005, under noncancellable operating leases, principally for real estate and equipment, are payable as follows (in thousands):

Remainder 2005	$ 5,209
2006	5,789
2007	5,102
2008	4,517
2009	2,853
2010 and thereafter	5,259
Total	$28,729

        In March 2005, we entered into an equipment purchase contract with Shanghai Jindo Container Co., Ltd. We agreed to purchase 3,400 fifty-three foot dry freight steel domestic containers for approximately $33.0 million. We expect delivery of 900 units in May, June and July of 2005 and the final 700 units in August 2005. However, these timeframes are subject to the manufacturer meeting production and delivery schedules. We plan to finance these containers with operating leases.

Revenue

        During 2004, in connection with our realignment, we revised our revenue classifications by transportation mode. Accordingly, the 2004 revenue amounts have been reclassified to conform to the current year presentation (in millions):

2004	Intermodal	Brokerage	Logistics	HGDS	Total

Quarter Ended March 31	$236.3	$51.0	$33.9	$7.1	$328.3

Quarter Ended June 30	247.9	56.8	33.8	10.5	349.0

Quarter Ended September 30	260.0	56.1	34.0	12.0	362.1

Quarter Ended December 31	270.3	61.6	39.0	16.5	387.4

Total	$1,014.5	$225.5	$140.7	$46.1	$1,426.8

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

CONTROLS AND PROCEDURES

        As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2005. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.            Other Information

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Note 9 of the Company's Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HUB GROUP, INC.

DATE: April 25, 2005	/s/ Thomas M. White
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