Form 10-Q
period 2005-06-30
HUB GROUP INC
filed 2005-07-22
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005 or

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

        On July 19, 2005, the registrant had 19,329,763 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

Page

PART I. Financial Information:

Hub Group, Inc. - Registrant
Condensed Consolidated Balance Sheets - June 30, 2005 (unaudited) and
December 31, 2004	3
Unaudited Condensed Consolidated Statements of Income - Three Months
and Six Months Ended June 30, 2005 and 2004	4
Unaudited Condensed Consolidated Statement of Stockholders' Equity - Six
Months Ended June 30, 2005	5
Unaudited Condensed Consolidated Statements of Cash Flows - Six
Months Ended June 30, 2005 and 2004	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Management's Discussion and Analysis of Financial Condition and
Results of Operations	12
Quantitative and Qualitative Disclosures related to Market Risk	18
Controls and Procedures	18
PART II. Other Information	19

HUB GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 6,972	$ 16,806
Restricted investments	885	—
Accounts receivable
Trade, net	140,609	140,762
Other	13,576	8,313
Deferred taxes	4,364	4,667
Prepaid expenses and other current assets	3,126	4,746

TOTAL CURRENT ASSETS	169,532	175,294
PROPERTY AND EQUIPMENT, net	16,385	19,487
GOODWILL, net	215,175	215,175
OTHER ASSETS	428	889

TOTAL ASSETS	$ 401,520	$ 410,845

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 116,820	$ 115,819
Other	3,598	1,660
Accrued expenses
Payroll	14,052	19,542
Other	13,909	15,100

TOTAL CURRENT LIABILITIES	148,379	152,121
DEFERRED TAXES	35,723	31,788
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
issued or outstanding in 2005 and 2004	—	—
Common stock
Class A: $.01 par value; 47,337,700 shares authorized; 20,281,248 shares issued (including treasury stock in 2005) and 19,329,763 shares
outstanding in 2005; 19,933,610 shares issued and outstanding in 2004	203	199
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares
issued and outstanding in 2005 and 2004	7	7
Additional paid-in capital	184,477	182,262
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	77,884	64,611
Unearned compensation	(3,910)	(4,685)
Treasury stock, at cost (951,485 shares in 2005)	(25,785)	—

TOTAL STOCKHOLDERS' EQUITY	217,418	226,936

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 401,520	$ 410,845

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$ 371,630	$ 348,971	$ 711,488	$ 677,273

Transportation costs	324,721	305,306	621,334	591,805

Gross margin	46,909	43,665	90,154	85,468

Costs and expenses:
Salaries and benefits	21,503	22,233	43,379	44,575
General and administrative	9,489	10,315	19,241	20,596
Depreciation and amortization of property and equipment	2,453	2,851	4,936	5,734

Total costs and expenses	33,445	35,399	67,556	70,905

Operating income	13,464	8,266	22,598	14,563

Other income (expense):
Interest expense	(140)	(1,684)	(347)	(3,397)
Interest income	183	56	384	109
Other, net	40	363	54	404

Total other income (expense)	83	(1,265)	91	(2,884)

Income before provision for income taxes	13,547	7,001	22,689	11,679

Provision for income taxes	5,622	2,942	9,416	4,907

Net income	$ 7,925	$ 4,059	$ 13,273	$ 6,772

Basic earnings per common share	$ 0.40	$ 0.26	$ 0.66	$ 0.43

Diluted earnings per common share	$ 0.38	$ 0.24	$ 0.63	$ 0.40

Basic weighted average number of shares outstanding	19,977	15,702	20,130	15,598

Diluted weighted average number of shares outstanding	20,796	16,938	20,977	16,762

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2005
(in thousands, except shares)

June 30, 2005
Class A & B Common Stock Shares Outstanding
Beginning of year	20,595,906
Exercise of non-qualified stock options	346,258
Issuance of restricted stock	1,380
Purchase of treasury shares	(1,117,431)
Treasury shares issued under restricted stock and stock option plans	165,946

Ending balance	19,992,059

Class A & B Common Stock Amount
Beginning of year	$206
Issuance of restricted stock and exercise of stock options	4

Ending balance	210

Additional Paid-in Capital
Beginning of year	182,262
Exercise of non-qualified stock options	(1,697)
Tax benefit of employee stock plans	3,912

Ending balance	184,477

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)

Ending balance	(15,458)

Retained Earnings
Beginning of year	64,611
Net income	13,273

Ending balance	77,884

Unearned Compensation
Beginning of year	(4,685)
Issuance of restricted stock awards, net of forfeitures	(286)
Compensation expense related to restricted stock awards	1,061

Ending balance	(3,910)

Treasury Stock
Beginning of year	—
Purchase of treasury shares	(30,558)
Issuance for restricted stock and exercise of stock options	4,773

Ending balance	(25,785)

Total stockholders' equity	$217,418

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$ 13,273	$ 6,772
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	5,154	5,812
Deferred taxes	8,150	4,735
Compensation expense related to restricted stock	1,061	1,044
Gain on sale of assets	(18)	(162)
Other assets	461	697
Changes in working capital:
Restricted investments	(885)	—
Accounts receivable, net	(5,110)	(1,547)
Prepaid expenses and other current assets	1,620	(101)
Accounts payable	2,939	(4,814)
Accrued expenses	(6,681)	1,667

Net cash provided by operating activities	19,964	14,103

Cash flows from investing activities:
Purchases of property and equipment, net	(2,034)	(1,682)

Net cash used in investing activities	(2,034)	(1,682)

Cash flows from financing activities:
Proceeds from stock options exercised	2,794	3,359
Purchase of treasury stock	(30,558)	(2,767)
Net payments on revolver	—	(6,000)
Payments on long-term debt	—	(7,013)

Net cash used in financing activities	(27,764)	(12,421)

Net decrease in cash and cash equivalents	(9,834)	—
Cash and cash equivalents beginning of period	16,806	—

Cash and cash equivalents end of period	$ 6,972	$ —

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ —	$ 2,630
Income taxes	$ 1,066	$ 368

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

        The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position and results of operations for the three months and six months ended June 30, 2005 and 2004.

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

NOTE 2.   Restructuring Charges

        During the six months ended June 30, 2005, we recorded a $219,000 severance charge for termination of 30 employees. All severance charges are included in salaries and benefits in the statement of income. Additionally, we recorded charges of $37,000 related to the 2002 restructuring plan as a result of changes in assumptions related to the closing of a facility.

        The following table displays the activity and balances for the restructuring reserves for the six months ended June 30, 2005 (in thousands):

	Headcount	Consolidation
	Reduction	of Facilities	Total

Balance at December 31, 2004	$–	$146	$146
Additional Restructuring Expenses	176	–	176
Cash Payments	(78)	(79)	(157)
Adjustment for previous estimate	–	37	37

Balance at March 31, 2005	$98	$104	$202
Additional Restructuring Expenses	43	–	43
Cash Payments	(120)	(48)	(168)

Balance at June 30, 2005	$21	$56	$77

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

        The following table illustrates the effect on the net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income, as reported	$7,925	$4,059	$13,273	$6,772

Add: Total stock-based compensation included in net income,
net of related tax effects	316	319	620	605
Deduct: Total stock-based compensation expense determined under fair value based method for all
awards, net of related tax effects	(400)	(470)	(791)	(924)

Net income, pro forma	$7,841	$3,908	$13,102	$6,453

Earnings per share:

Basic-- as reported	$0.40	$0.26	$0.66	$0.43

Basic-- pro forma	$0.39	$0.25	$0.65	$0.41

Diluted-- as reported	$0.38	$0.24	$0.63	$0.40

Diluted-- pro forma	$0.38	$0.23	$0.62	$0.38

Dividend Yield	$0.00	$0.00	$0.00	$0.00

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

        Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after adoption. We cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

NOTE 4.   Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$7,925	19,977	$0.40	$4,059	15,702	$0.26
Effect of Dilutive Securities
Stock options and restricted stock	—	819	—	—	1,236	—

Diluted EPS
Net Income	$7,925	20,796	$0.38	$4,059	16,938	$0.24

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$13,273	20,130	$0.66	$6,772	15,598	$0.43
Effect of Dilutive Securities
Stock options and restricted stock	—	847	—	—	1,164	—

Diluted EPS
Net Income	$13,273	20,977	$0.63	$6,772	16,762	$0.40

        No stock options were excluded from the determination of diluted weighted-average shares because they would have been anti-dilutive for the three months ending June 30, 2005 and 2004. Additionally, no stock options were excluded from the determination of diluted weighted average shares because they would have been anti-dilutive for the six months ended June 30, 2005. For the six months ended June 30, 2004, 11,500 stock options were excluded from the determination of diluted weighted- average shares because they would be anti-dilutive.

NOTE 5.   Deferred Compensation Plan

        In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (“the Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, participants can elect to defer up to 50% of their base salary and up to 100% of their bonus. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the consolidated balance sheet represent the fair value of the mutual fund and other security investments related to the Plan at June 30, 2005. Both realized and unrealized gains and losses, which have not been material, are included in income and expense and offset the change in the deferred compensation liability. The Company provides a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary.

NOTE 6.   Property and Equipment

        Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2005	2004

Building and improvements	$ 237	$ 237

Leasehold improvements	950	942

Computer equipment and software	52,664	52,442

Furniture and equipment	7,092	7,188

Transportation equipment and automobiles	1,939	1,461

	62,882	62,270

Less: Accumulated depreciation and amortization	(46,497)	(42,783)

Property and Equipment, net	$ 16,385	$ 19,487

NOTE 7.   Debt

        On March 23, 2005, we entered into a revolving credit agreement that provides for unsecured borrowings of up to $40 million. The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%. The revolving line of credit expires on March 23, 2010. The financial covenants require a minimum net worth of $175 million and a cash flow leverage ratio of not more than 2.0 to 1.0. The commitment fees charged on the unused line of credit are between 0.15% and 0.25% per annum.

        We had $39 million of unused and available borrowings under our bank revolving line of credit at June 30, 2005. We were in compliance with our debt covenants at June 30, 2005.

        We have standby letters of credit that expire from 2005 to 2012. As of June 30, 2005, the outstanding letters of credit were $1 million.

NOTE 8.   Commitments and Contingencies

        In March 2005, we entered into an equipment purchase contract with Shanghai Jindo Container Co., Ltd. We agreed to purchase 3,400 fifty-three foot dry freight steel domestic containers for approximately $33 million. As of July 18, approximately 1,128 containers were delivered. The remainder are expected to be delivered by the end of the third quarter 2005. However, this timeframe is subject to the manufacturer meeting production and delivery schedules. We are financing these containers with operating leases.

        In June 2005, our Quality Services subsidiary entered into a 5 year operating lease agreement for 31 tractors. The total obligation for this lease is $2.5 million.

        We are a party to litigation incident to our business, including claims for freight lost or damaged in transit, freight improperly shipped or improperly billed, property damage and personal injury. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we are defending them. We do not believe that the outcome of this litigation will have a material adverse effect on our financial position.

NOTE 9.   Stock Buy Back Plan

        During the first quarter of 2005, the Board of Directors authorized the purchase of up to $30 million worth of our Class A Common Stock. Repurchases were made from time to time as market and business conditions warranted. We intend to hold the repurchased shares in treasury for future use. This program replaces our previous repurchase plan. During the first half of 2005, we completed the authorized purchase of $30 million worth of our Class A Common Stock.

			Total Number of Shares
	Total Number		Purchased as
	of Shares	Average Price	Part of Publicly
	Purchased	Paid Per Share	Announced Plan

January 1 to January 31	—	—	—
February 1 to February 28	64,800	$ 27.19	64,800
March 1 to March 31	110,000	$ 30.04	110,000
April 1 to April 30	200,000	$ 28.07	200,000
May 1 to May 31	398,700	$ 27.38	398,700
June 1 to June 30	321,299	$ 26.07	321,299

Total	1,094,799	$ 27.38	1,094,799

NOTE 10.   Stock Split

        The Board of Directors approved a two for one stock split in February 2005. The Board set May 4, 2005 as the record date and May 11, 2005 as the payment date. All shares have been retroactively restated to give effect to the two-for-one stock split, which was effected in the form of a 100% stock dividend. Each of our Class A stockholders and Class B stockholders received one Class A share on each share of Class A Common Stock and each share of Class B Common Stock held by them on the record date in connection with the stock split. In accordance with the terms of our Certificate of Incorporation, the number of votes held by each share of Class B Common Stock was adjusted in connection with this stock dividend such that each share of Class B Common Stock now entitles its holder to approximately 40 votes. Each share of Class A Common Stock entitles its holder to one vote.

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
        •  deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
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
        •  inability to recruit and retain key personnel; and
        •  awards of large customer contracts.

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

        Revenue growth resulted primarily from price increases, mix and fuel surcharges during the first half of 2005 compared to the first half of 2004. The price increase resulted from rate increases from our carriers. During 2004, we severed relationships with certain low profitability customers.

        We use various performance indicators to manage our business. We closely monitor gains and losses for our significant customers and evaluate on-time performance, costs per load by location and days sales outstanding by location. Vendor cost changes and vendor service issues are also tracked closely.

        Our installation services business, HGDS, is a project-based business with significant customer concentration and higher margins than our other service lines. Any decrease in the demand from these customers or our failure to secure new project business could have a material effect on HGDS revenue.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line:

	Three Months Ended			Six Months Ended
	June 30,			June 30
			%			%
	2005	2004	Change	2005	2004	Change

Revenue (in thousands)
Core Transporation
Intermodal	$259,260	$247,940	4.6%	$492,922	$484,261	1.8%
Brokerage	68,038	56,778	19.8%	128,192	107,738	19.0%
Logistics	34,524	33,786	2.2%	70,113	67,699	3.6%

Total Core
	361,822	338,504	6.9%	691,227	659,698	4.8%

Hub Distribution	9,808	10,467	(6.3%)	20,261	17,575	15.3%

Total Revenue
	$371,630	$348,971	6.5%	$711,488	$677,273	5.1%

The following table includes certain items in the consolidated statement of income as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	100.0%	100.0%	100.0%	100.0%
Transportation costs	87.4	87.5	87.3	87.4

Gross margin	12.6	12.5	12.7	12.6

Costs and expenses:
Salaries and benefits	5.7	6.3	6.1	6.7
General and administrative	2.6	3.0	2.7	3.0
Depreciation and amortization	0.7	0.8	0.7	0.8

Total costs and expenses	9.0	10.1	9.5	10.5

Operating income	3.6	2.4	3.2	2.1

Other expense
Interest expense	0.0	(0.5)	0.0	(0.5)
Interest income	0.0	0.0	0.0	0.0
Other, net	0.0	0.1	0.0	0.1

Total other expense	0.0	(0.4)	0.0	(0.4)

Income before provision for income taxes	3.6	2.0	3.2	1.7

Provision for income taxes	1.5	0.8	1.3	0.7

Net income	2.1%	1.2%	1.9%	1.0%

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Revenue

        Revenue increased 6.5% to $372 million in 2005 from $349 million in 2004. Intermodal revenue increased 4.6% due primarily to price increases, mix and fuel surcharges offset by a 7.9% decrease in volume. Truckload brokerage revenue increased 19.8% due primarily to an increase in revenue per load from price increases, mix, fuel surcharges and new business. Logistics revenue increased 2.2% due to the transfer of the time sensitive delivery of pharmaceutical samples from Hub Distribution to this service line during the third quarter of 2004 and as a result of adding new customers. Hub Distribution revenue decreased 6.3% due primarily to the transfer of the time sensitive delivery of pharmaceutical samples.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased 7.4% to $46.9 million in 2005 from $43.7 million in 2004. As a percent of revenue, gross margin has remained fairly consistent at 12.6% in 2005 and 12.5% in 2004.

Salaries and Benefits

        As a percentage of revenue, salaries and benefits decreased to 5.7% from 6.3% in 2004. Salaries and benefits decreased to $21.5 million in 2005 from $22.2 million in 2004. This was due primarily to a decrease in headcount. Headcount as of June 30, 2005 was 1,167 while headcount at June 30, 2004 was 1,176.

General and Administrative

        General and administrative expenses decreased to $9.5 million in 2005 from $10.3 million in 2004. As a percentage of revenue, these expenses decreased to 2.6% in 2005 from 3.0% in 2004. The decrease in general and administrative expenses is primarily attributed to a decrease in equipment leases, sales taxes and telephone costs.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization decreased to $2.5 million in 2005 from $2.9 million in 2004. This expense as a percentage of revenue decreased to 0.7% in 2005 from 0.8% in 2004. The decrease in depreciation and amortization is due primarily to lower computer equipment and software depreciation.

Other Income (Expense)

        Other income increased to $0.1 million in 2005 from an expense of $1.3 million in 2004 due to a decrease in interest expense caused primarily by the extinguishment of the private placement debt during the third quarter of 2004. Interest income increased due to investing cash.

Provision for Income Taxes

        The provision for income taxes increased to $5.6 million in 2005 compared to $2.9 million in 2004. We provided for income taxes using an effective rate of 41.5% in 2005 and an effective rate of 42.0% in the second quarter of 2004. The decrease in the effective tax rate is primarily the result of a lower state tax rate due to business restructuring.

   Net Income

        Net income increased to $7.9 million in 2005 from $4.1 million in 2004 due primarily to higher gross margin, lower general and administrative expenses, lower salaries and benefit expenses and lower interest expense.

Earnings Per Common Share

        Basic earnings per share were $0.40 in 2005 and were $0.26 in 2004 and diluted earnings per share increased to $0.38 in 2005 from $0.24 in 2004. The weighted average diluted shares outstanding increased 22.8% from 16,938,000 at June 30, 2004 to 20,796,000 at June 30, 2005 due primarily to our follow-on offering of Class A Common Stock in July 2004.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Revenue

        Revenue increased 5.1% to $711.5 million in 2005 from $677.3 million in 2004. Intermodal revenue increased 1.8% due primarily to price increases, mix and fuel surcharges offset by a 9.7% decrease in volume. Truckload brokerage revenue increased 19% due primarily to an increase in revenue per load from price increases, mix, fuel surcharges and new business. Logistics revenue increased 3.6% due to the transfer of the time sensitive delivery of pharmaceutical samples from Hub Distribution to this service line during the third quarter of 2004 and as a result of adding new customers. Hub Distribution revenue increased 15.3% due primarily to an increase in the installation business.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

        Gross margin increased 5.5% to $90.2 million in 2005 from $85.5 million in 2004. As a percent of revenue, gross margin has remained relatively consistent at 12.7% in 2005 and 12.6% in 2004.

Salaries and Benefits

        As a percentage of revenue, salaries and benefits decreased to 6.1% from 6.7% in 2004. Salaries and benefits decreased to $43.4 million in 2005 from $44.6 million in 2004. This was due primarily to a decrease in headcount.

General and Administrative

        General and administrative expenses decreased to $19.2 million in 2005 from $20.6 million in 2004. As a percentage of revenue, these expenses decreased to 2.7% in 2005 from 3.0% in 2004. The decrease in general and administrative expenses is primarily attributed to a decrease in equipment leases, professional fees, travel and entertainment expense and rent expense.

Depreciation and Amortization of Property and Equipment

        Depreciation and amortization decreased to $4.9 million in 2005 from $5.7 million in 2004. This expense as a percentage of revenue decreased to 0.7% in 2005 from 0.8% in 2004. The decrease in depreciation and amortization is due primarily to lower computer equipment and software depreciation.

Other Income (Expense)

        Other income increased to $0.1 million in 2005 from an expense of $2.9 million in 2004 due to a decrease in interest expense caused primarily by the extinguishment of the private placement debt during the third quarter of 2004. Interest income increased due to investing cash.

Provision for Income Taxes

        The provision for income taxes increased to $9.4 million in 2005 compared to $4.9 million in 2004. We provided for income taxes using an effective rate of 41.5% in 2005 and an effective rate of 42.0% in 2004. The decrease in the effective tax rate is primarily the result of a lower state tax rate due to business restructuring.

   Net Income

        Net income increased to $13.3 million in 2005 from $6.8 million in 2004 due primarily to higher gross margin, lower general and administrative expenses, lower salaries and benefits expense and lower interest expense.

Earnings Per Common Share

        Basic earnings per share were $0.66 in 2005 and were $0.43 in 2004 and diluted earnings per share increased to $0.63 in 2005 from $0.40 in 2004. The weighted average diluted shares outstanding increased 25.1% from 16,762,000 at June 30, 2004 to 20,977,000 at June 30, 2005 due primarily to our follow-on offering of Class A Common Stock in July 2004.

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

Allowance for Uncollectible Trade Accounts Receivable

        In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of the current economic conditions. To be more specific, we reserve every account balance that has aged over one year, certain customers in bankruptcy and account balances specifically identified as uncollectible. In addition, we provide a reserve for accounts not specifically identified as uncollectible based upon historical trends. The trends are continuously reviewed and updated. The allowance is reported on the balance sheet in net accounts receivable. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customer financial conditions. Recoveries of receivables previously charged off are recorded when received.

Revenue Recognition

        Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured. In accordance with EITF 91-9, revenue and related transportation costs are recognized based on relative transit time. Further, we report revenue on a gross basis in accordance with the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We are the primary obligor and are responsible for providing the service desired by the customer. The customer views us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, our earnings vary. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on the gross basis.

Deferred Income Taxes

        Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $332,000 related to state tax net operating losses for which a valuation allowance has been established. In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

LIQUIDITY AND CAPITAL RESOURCES

        During the year, we have funded operations and capital expenditures through cash flows from operations.

        Cash provided by operating activities for the six months ended June 30, 2005, was approximately $20 million, which resulted primarily from net income from operations of $13 million, non-cash charges of $15 million offset by decreases in working capital of $8 million.

        Net cash used in investing activities for the six months ended June 30, 2005, was $2 million and related primarily to expenditures made to enhance our information system capabilities. We expect capital expenditures to be approximately $4 million to $5 million for the year ended December 31, 2005.

        The net cash used in financing activities for the six months ended June 30, 2005, was $28 million. Uses of cash related to the purchase of treasury stock. We generated cash from stock options being exercised.

        On March 23, 2005 we entered into a revolving credit agreement that provides for unsecured borrowings of up to $40 million. The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%. The revolving line of credit expires on March 23, 2010. The financial covenants require a minimum net worth of $175 million and a cash flow leverage ratio of not more than 2.0 to 1.0. The commitment fees charged on the unused line of credit are between 0.15% and 0.25% per annum.

        Our unused and available borrowings under our bank revolving line of credit at June 30, 2005 are $39 million. We were in compliance with our debt covenants at June 30, 2005.

        We have standby letters of credit that expire from 2005 to 2012. As of June 30, 2005, our outstanding letters of credit were $1 million.

Contractual Obligations

        Our contractual cash obligations as of June 30, 2005 are minimum rental commitments. Minimum annual rental commitments, at June 30, 2005, under noncancellable operating leases, principally for real estate and equipment, are payable as follows (in thousands):

Remainder 2005	$ 4,378
2006	8,160
2007	7,411
2008	6,601
2009	4,807
2010 and thereafter	8,746
Total	$40,103

        In March 2005, we entered into an equipment purchase contract with Shanghai Jindo Container Co., Ltd. We agreed to purchase 3,400 fifty-three foot dry freight steel domestic containers for approximately $33 million. As of July 18, approximately 1,128 containers were delivered. The remainder are expected to be delivered by the end of the third quarter 2005. However, this timeframe is subject to the manufacturer meeting production and delivery schedules. We are financing these containers with operating leases. The lease obligation is included in the table above.

In June 2005, our Quality Services subsidiary entered into a 5 year operating lease agreement for 31 tractors. This $2.5 million lease obligation is also included in the table above.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

CONTROLS AND PROCEDURES

        As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Note 9 of the Company’s Notes to Unaudited Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 4, 2005. All six of the Company’s directors were reelected with the following votes: Phillip C. Yeager: 17,808,958 votes for and 3,942,463 votes withheld; David P. Yeager: 17,737,447 votes for and 4,013,974 votes withheld; Mark A. Yeager: 17,731,360 votes for and 4,020,061 votes withheld; Gary D. Eppen: 20,835,839 votes for and 915,582 votes withheld; Charles R. Reaves: 20,837,039 votes for and 914,382 votes withheld; Martin P. Slark: 20,837,039 votes for and 914,382 votes withheld.

Also at the meeting, the Stockholders voted on an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock. This proposal was approved by the following votes: 18,109,539 votes for, 3,641,254 votes against and 628 votes withheld.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HUB GROUP, INC.

DATE: July 22, 2005	/s/ Thomas M. White
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