Form 10-Q
period 2005-09-30
HUB GROUP INC
filed 2005-10-24
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

On October 18, 2005, the registrant had 19,538,478 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

Page

PART I. Financial Information:

Hub Group, Inc. - Registrant

Condensed Consolidated Balance Sheets – September 30, 2005 (unaudited) and

December 31, 2004	3

Unaudited Condensed Consolidated Statements of Income - Three Months

and Nine Months Ended September 30, 2005 and 2004	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity - Nine

Months Ended September 30, 2005	5

Unaudited Condensed Consolidated Statements of Cash Flows - Nine

Months Ended September 30, 2005 and 2004	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Management’s Discussion and Analysis of Financial Condition and

Results of Operations	12

Quantitative and Qualitative Disclosures related to Market Risk	20

Controls and Procedures	21

PART II. Other Information	22

HUB GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
September 30,	December 31,
2005	2004
(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 26,847	$ 16,806
Restricted investments	1,173	-
Accounts receivable
Trade, net	159,602	140,762
Other	8,266	8,313
Deferred taxes	4,514	4,667
Prepaid expenses and other current assets	4,327	4,746
TOTAL CURRENT ASSETS	204,729	175,294

PROPERTY AND EQUIPMENT, net	15,029	19,487
GOODWILL, net	215,175	215,175
OTHER ASSETS	354	889
TOTAL ASSETS	$ 435,287	$ 410,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 130,053	$ 115,819
Other	4,439	1,660
Accrued expenses
Payroll	16,886	19,542
Other	16,596	15,100
TOTAL CURRENT LIABILITIES	167,974	152,121

DEFERRED TAXES	36,566	31,788
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares
issued or outstanding in 2005 and 2004	-	-
Common stock
Class A: $.01 par value; 47,337,700 shares authorized; 20,281,248
shares issued and 19,538,478 shares outstanding in 2005; 19,933,610 shares issued and outstanding in 2004	203	199
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares
issued and outstanding in 2005 and 2004	7	7
Additional paid-in capital	182,003	182,262
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	87,494	64,611
Unearned compensation	(3,375)	(4,685)
Treasury stock, at cost (742,770 shares in 2005)	(20,127)	-
TOTAL STOCKHOLDERS’ EQUITY	230,747	226,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 435,287	$ 410,845

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2005	2004	2005	2004

Revenue	$ 399,400	$ 362,105	$ 1,110,888	$ 1,039,377

Transportation costs	350,273	314,077	971,607	905,881
Gross margin	49,127	48,028	139,281	133,496

Costs and expenses:
Salaries and benefits	22,242	21,995	65,621	66,570
General and administrative	9,052	9,023	28,294	29,618
Depreciation and amortization of property and equipment	2,401	3,052	7,337	8,786
Total costs and expenses	33,695	34,070	101,252	104,974

Operating income	15,432	13,958	38,029	28,522

Other income (expense):
Interest expense	(145)	(571)	(492)	(3,968)
Interest income	217	56	601	165
Debt extinguishment expenses	-	(7,296)	-	(7,296)
Other, net	357	180	411	583
Total other income (expense)	429	(7,631)	520	(10,516)

Income before provision for income taxes	15,861	6,327	38,549	18,006

Provision for income taxes	6,251	2,775	15,666	7,682

Net income	$ 9,610	$ 3,552	$ 22,883	$ 10,324

Basic earnings per common share	$ 0.49	$ 0.18	$ 1.15	$ 0.61
Diluted earnings per common share	$ 0.47	$ 0.17	$ 1.10	$ 0.57

Basic weighted average number of shares outstanding	19,640	19,414	19,966	16,870
Diluted weighted average number of shares outstanding	20,406	20,648	20,786	18,058

See notes to unaudited condensed consolidated financial statements

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2005
(in thousands, except shares)
September 30,
2005
Class A & B Common Stock Shares Outstanding
Beginning of year	20,595,906
Exercise of non-qualified stock options	346,258
Issuance of restricted stock	1,380
Purchase of treasury shares	(1,117,802)
Treasury shares issued under restricted stock and stock option plans	375,032
Ending balance	20,200,774

Class A & B Common Stock Amount
Beginning of year	$ 206
Issuance of restricted stock and exercise of stock options	4
Ending balance	210

Additional Paid-in Capital
Beginning of year	182,262
Exercise of non-qualified stock options	(5,851)
Tax benefit of employee stock plans	5,592
Ending balance	182,003

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	64,611
Net income	22,883
Ending balance	87,494

Unearned Compensation
Beginning of year	(4,685)
Issuance of restricted stock awards, net of forfeitures	(293)
Compensation expense related to restricted stock awards	1,603
Ending balance	(3,375)

Treasury Stock
Beginning of year	-
Purchase of treasury shares	(30,571)
Issuance for restricted stock and exercise of stock options	10,444
Ending balance	(20,127)
Total stockholders’ equity	$ 230,747
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
		Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$ 22,883	$ 10,324
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	7,633	8,966
Deferred taxes	10,523	7,535
Compensation expense related to restricted stock	1,603	1,593
Gain on sale of assets	(271)	(248)
Other assets	-	696
Changes in working capital:
Restricted investments	(1,173)	-
Accounts receivable, net	(18,793)	(5,273)
Prepaid expenses and other current assets	419	219
Other, net	535	-
Accounts payable	17,013	(6,731)
Accrued expenses	(1,160)	3,756
Net cash provided by operating activities	39,212	20,837
Cash flows from investing activities:
Proceeds from the sale of property and equipment	573	261
Purchases of property and equipment	(3,477)	(2,668)
Net cash used in investing activities	(2,904)	(2,407)
Cash flows from financing activities:
Proceeds from stock offering, net	-	55,871
Proceeds from stock options exercised	4,304	3,500
Purchase of treasury stock	(30,571)	(2,767)
Net payments on revolver	-	(6,000)
Payments on long-term debt	-	(69,034)
Net cash used in financing activities	(26,267)	(18,430)
Net increase in cash and cash equivalents	10,041	-
Cash and cash equivalents beginning of period	16,806	-
Cash and cash equivalents end of period	$ 26,847	$ -

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 909	$ 2,995
Income taxes	$ 3,310	$ 477

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position and results of operations for the three months and nine months ended September 30, 2005 and 2004.

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

During the nine months ended September 30, 2005, we recorded a $0.2 million severance charge for the termination of 35 employees. All severance charges are included in salaries and benefits in the statement of income. Additionally, from time to time we evaluate and adjust restructuring plan balances due to changes in assumptions related to the closing of a facility.

The following table displays the activity and balances for the restructuring reserves for the nine months ended September 30, 2005 (in thousands):

	Headcount Reduction	Consolidation of Facilities	Total
Balance at December 31, 2004	$ -	$ 146	$ 146
Additional Restructuring Expenses	176	-	176
Cash Payments	(78)	(79)	(157)
Adjustments for previous estimate	-	37	37
Balance at March 31, 2005	$ 98	$ 104	$ 202
Additional Restructuring Expenses	43	-	43
Cash Payments	(120)	(48)	(168)
Balance at June 30, 2005	$ 21	$ 56	$ 77
Additional Restructuring Expenses	3	-	3
Cash payments	(11)	(45)	(56)
Adjustments for previous estimate	-	10	10
Balance at September 30, 2005	$ 13	$ 21	$ 34

NOTE 3.	Stock Based Compensation

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

The following table illustrates the effect on the net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported	$9,610	$3,552	$22,883	$10,324

Add: Total stock –based compensation included in net income, net of related tax effects	328	309	951	914

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(398)	(447)	(1,193)	(1,371)

Net income, pro forma	$9,540	$3,414	$22,641	$9,867

Earnings per share:

Basic – as reported	$ 0.49	$ 0.18	$ 1.15	$ 0.61

Basic – pro forma	$ 0.49	$ 0.18	$ 1.13	$ 0.58

Diluted – as reported	$ 0.47	$ 0.17	$ 1.10	$ 0.57

Diluted – pro forma	$ 0.47	$ 0.17	$ 1.09	$ 0.55

Dividend yield	-	-	-	-

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

NOTE 4.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$ 9,610	19,640	$ 0.49	$ 3,552	19,414	$ 0.18
Effect of Dilutive Securities
Stock options and restricted stock	-	766	-	-	1,234	-
Diluted EPS
Net Income	$ 9,610	20,406	$ 0.47	$ 3,552	20,648	$ 0.17

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$ 22,883	19,966	$ 1.15	$ 10,324	16,870	$ 0.61
Effect of Dilutive Securities
Stock options and restricted stock	-	820	-	-	1,188	-
Diluted EPS
Net Income	$ 22,883	20,786	$ 1.10	$ 10,324	18,058	$ 0.57

No stock options were excluded from the determination of diluted weighted-average shares because they would have been anti-dilutive for the three months ending September 30, 2005 and 2004. Additionally, no stock options were excluded from the determination of diluted weighted average shares because they would have been anti-dilutive for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, 7,667 stock options were excluded from the determination of diluted weighted- average shares because they would be anti-dilutive.

NOTE 5.	Deferred Compensation Plan

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, participants can elect to defer up to 50% of their base salary and up to 100% of their bonus. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the consolidated balance sheet represent the fair value of the mutual fund and other security investments related to the Plan at September 30, 2005. Both realized and unrealized gains and losses, which have not been material, are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary.

NOTE 6.       Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2005	2004

Building and improvements	$ -	$ 237
Leasehold improvements	914	942
Computer equipment and software	52,564	52,442
Furniture and equipment	6,958	7,188
Transportation equipment and automobiles	1,796	1,461
	62,232	62,270
Less: Accumulated depreciation and amortization	(47,203)	(42,783)
Property and Equipment, net	$ 15,029	$ 19,487

NOTE 7.	Debt

On March 23, 2005, we entered into a revolving credit agreement that provides for unsecured borrowings of up to $40.0 million. The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%. The revolving line of credit expires on March 23, 2010. The financial covenants require a minimum net worth of $175.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0. The commitment fees charged on the unused line of credit are between 0.15% and 0.25% per annum.

We had $39.0 million of unused and available borrowings under our bank revolving line of credit at September 30, 2005. We were in compliance with our debt covenants at September 30, 2005.

We have standby letters of credit that expire from 2005 to 2012. As of September 30, 2005, the outstanding letters of credit were $1.0 million.

NOTE 8.	Commitments and Contingencies

In March 2005, we entered into an equipment purchase contract with Shanghai Jindo Container Co., Ltd. We agreed to purchase 3,400 fifty-three foot dry freight steel domestic containers for approximately $33.0 million. As of October 19, 2005, approximately 3,286 containers were delivered. The remaining containers are expected to be delivered by the end of the fourth quarter of 2005. However, this timeframe is subject to the manufacturer meeting production and delivery schedules. We are financing these containers with operating leases.

In June 2005, our Quality Services subsidiary entered into a 5-year operating lease agreement for 31 tractors. The total obligation for this lease is $2.5 million.

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

During the first quarter of 2005, the Board of Directors authorized the purchase of up to $30.0 million worth of our Class A Common Stock. During the first half of 2005, we completed the authorized purchase of $30.0 million worth of our Class A Common Stock. We intend to hold the repurchased shares in treasury for future use.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
July 1 to July 31	-	$ -	-	$ 45,000
August 1 to August 31	-	-	-	45,000
September 1 to September 30	-	-	-	45,000
Total	-	$ -	-	$ 45,000

As announced on August 22, 2005, the Board of Directors authorized the purchase of up to $45.0 million of its Class A common stock. This authorization expires on December 31, 2006. Hub intends to make purchases from time to time as market conditions warrant. Hub intends to hold the repurchased shares in treasury for future use. No purchases were made under this new plan during the third quarter of 2005.

NOTE 10.	Stock Split

The Board of Directors approved a two-for-one stock split in the form of a stock dividend which was paid on May 11, 2005. All shares have been retroactively restated to give effect to the two-for-one stock split, which was affected in the form of a 100% stock dividend. Each of our Class A stockholders and Class B stockholders received one Class A share on each share of Class A Common Stock and each share of Class B Common Stock held by them on the record date in connection with the stock split. In accordance with the terms of our Certificate of Incorporation, the number of votes held by each share of Class B Common Stock was adjusted in connection with this stock dividend such that each share of Class B Common Stock now entitles its holder to approximately 40 votes. Each share of Class A Common Stock entitles its holder to one vote.

HUB GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OUTLOOK, RISKS AND UNCERTAINTIES

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this quarterly report. Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	fuel shortages or prices;
•	increases in interest rates;
•	decrease in demand for our distribution services;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel; and
•	awards of large customer contracts.

EXECUTIVE SUMMARY

Hub Group, Inc. (“we,” “us” or “our”) is the largest intermodal marketing company (“IMC”) in North America and a full service transportation provider offering intermodal, truck brokerage or highway services and comprehensive logistics services. These service offerings are referred to as the Core Transportation business. The Core Transportation business operates through a nationwide network of operating centers. We also operate Hub Group Distribution Services (“HGDS” or “Hub Distribution”). Hub Distribution performs certain specialized services, predominately installation of point of purchase displays, and is responsible for its own operations, customer service, marketing, and management information systems support.

As an IMC, we arrange for the movement of our customers’ freight in containers, primarily supplied by third parties, and trailers over long distances. We contract with railroads to provide transportation for the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for local pickup and delivery. As part of the intermodal services, we negotiate rail and drayage rates, electronically track shipments in transit, consolidate billing and handle claims for freight loss or damage on behalf of our customers.

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

Revenue growth resulted primarily from fuel surcharges, price increases and mix during the first nine months of 2005 compared to the first nine months of 2004. The price increases resulted from rate increases from our carriers.

We use various performance indicators to manage our business. We closely monitor gains and losses for our significant customers and evaluate on-time performance, costs per load by location and accounts receivable days sales outstanding. Vendor cost changes and vendor service issues are also tracked closely.

Our installation services business, HGDS, is a project-based business with significant customer concentration and higher margins than our other service lines. Any decrease in the demand from these customers or our failure to secure new project business could have a material effect on HGDS revenue.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	% Change	2005	2004	% Change

Revenue (in thousands)
Core Transportation
Intermodal	$ 283,476	$ 259,958	9.0%	$ 776,398	$ 744,219	4.3%
Brokerage	68,283	56,124	21.7%	196,475	163,862	19.9%
Logistics	35,676	34,028	4.8%	105,789	101,727	4.0%
Total Core	387,435	350,110	10.7%	1,078,662	1,009,808	6.8%

Hub Distribution	11,965	11,995	(0.3%)	32,226	29,569	9.0%
Total Revenue	$ 399,400	$ 362,105	10.3%	$1,110,888	$1,039,377	6.9%

The following table includes items in the consolidated statement of income as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%

Transportation costs	87.7%	86.7%	87.5%	87.2%

Gross margin	12.3%	13.3%	12.5%	12.8%

Costs and expenses:
Salaries and benefits	5.6	6.1	5.9	6.4
General and administration	2.2	2.5	2.5	2.8
Depreciation & amortization	0.6	0.8	0.7	0.9
Total costs and expenses	8.4	9.4	9.1	10.1

Operating income	3.9	3.9	3.4	2.7

Other (expense)/income:
Interest expense	0.0	(0.1)	0.0	(0.4)
Interest income	0.0	0.0	0.1	0.0
Debt extinguishment expense	0.0	(2.0)	0.0	(0.7)
Other, net	0.1	0.0	0.0	0.1
Total other (expense)/income	0.1	(2.1)	0.1	(1.0)

Income before provision for income taxes	4.0	1.8	3.5	1.7

Provision for income taxes	1.6	0.8	1.4	0.7

Net Income	2.4%	1.0%	2.1%	1.0%

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenue

Revenue increased 10.3% to $399.4 million in 2005 from $362.1 million in 2004. Intermodal revenue increased 9.0% due to fuel surcharges, price increases and mix, partially offset by a 1.4% decrease in volume. Truckload brokerage revenue increased 21.7% due to fuel surcharges, mix and new business. Logistics revenue increased 4.8% due partially to the addition of new customers, the transfer of the time sensitive delivery of pharmaceutical samples from Hub Distribution to this business line and price increases. Hub Distribution revenue remained consistent quarter over quarter.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

Gross margin increased 2.3% to $49.1 million in 2005 from $48.0 million in 2004. As a percentage of revenue, gross margin decreased to 12.3% in 2005 from 13.3% in 2004. The decrease in the gross margin percentage was due to a number of factors. Our 2004 gross margin percentage was improved by the timing of our 2004 customer rate increases. Our 2005 gross margin percentage was negatively impacted by our costs for repositioning which were approximately $1.2 million higher in 2005 as compared to 2004. We made a decision to reposition equipment to certain cities to expand the number of rail-controlled containers within our network in order to meet customer demand during peak. In addition, in 2005 some of our rail carriers changed accessorial pricing and there is often a lag time before we can pass along the increases to our customers. Further, in 2005 we incurred initial ramp costs for several large customers and we had extra drayage costs associated with moving our new containers from the pier.

Salaries and Benefits

As a percentage of revenue, salaries and benefits decreased to 5.6% from 6.1% in 2004. Salaries and benefits increased to $22.2 million in 2005 from $22.0 million in 2004. This was due primarily to increases in employee compensation.

General and Administrative

General and administrative expenses increased to $9.1 million in 2005 from $9.0 million in 2004. As a percentage of revenue, these expenses decreased to 2.2% in 2005 from 2.5% in 2004. The increase in general and administrative expenses is primarily attributed to an increase in professional fees and insurance expense offset by a decrease in equipment leases.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization decreased to $2.4 million in 2005 from $3.1 million in 2004. This expense as a percentage of revenue decreased to 0.6% in 2005 from 0.8% in 2004. The decrease in depreciation and amortization is due primarily to lower computer equipment and software depreciation.

Other Income (Expense)

Other income increased to $0.4 million in 2005 from an expense of $7.6 million in 2004 due primarily to no debt extinguishment costs in 2005. The debt extinguishment expenses in 2004 of $7.3 million included a $6.8 million pre-payment penalty associated with paying off the $50.0 million of 9.14% debt and the $0.5 million write off of deferred financing costs. Interest income increased due to investing cash.

Provision for Income Taxes

The provision for income taxes increased to $6.3 million in 2005 compared to $2.8 million in 2004. We provided for income taxes using an effective rate of 39.4% in 2005 and an effective rate of 43.9% in the third quarter of 2004. The decrease in the effective tax rate is primarily the result of a lower state tax rate due to business restructuring and the write off of deferred tax assets in the third quarter of 2004, which were no longer realizable due to the closing of two operating centers.

Net Income

Net income increased to $9.6 million in 2005 from $3.6 million in 2004 due primarily to higher revenue and gross margin, lower interest expense and no debt extinguishment expense in 2005. Excluding the 2004 debt extinguishment expenses, adjusted net income for the 2004 quarter would have been $7.8 million. A tabular reconciliation of the differences between the adjusted financial results for the three months ended September 30, 2004 and our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”) are contained in a table below.

Earnings Per Common Share

Basic earnings per share were $0.49 in 2005 and $0.18 in 2004 and diluted earnings per share increased to $0.47 in 2005 from $0.17 in 2004. The weighted average diluted shares outstanding decreased 1.2% from 20,648,000 at September 30, 2004 to 20,406,000 at September 30, 2005. Excluding the debt extinguishment expenses, 2004 adjusted basic earnings per share would have been $0.40 and 2004 adjusted diluted earnings per share would have been $0.38.

HUB GROUP, INC.
RECONCILIATION OF AS REPORTED FINANCIAL RESULTS TO AS ADJUSTED FINANCIAL RESULTS
(in thousands, except per share amounts)

	Three Months Ended September 30, 2004
	As Reported	Adjustments		As Adjusted

Operating income	$ 13,958	$ -		$ 13,958
Interest expense	(571)	-		(571)
Interest income	56	-		56
Debt extinguishment expenses	(7,296)	(7,296)	a	-
Other, net	180	-		180
Income before provision for income taxes	6,327	(7,296)		13,623
Provision for income taxes	2,775	(3,064)		5,839
Net Income	$ 3,552	$ (4,232)		$ 7,784

Basic earnings per common share	$ 0.18	$ (0.22)		$ 0.40
Diluted earnings per common share	$ 0.17	$ (0.21)		$ 0.38

Basic weighted average number of shares
outstanding	19,414	19,414		19,414
Diluted weighted average number of shares
outstanding	20,648	20,648		20,648

a) Fees and expenses related to our extinguishment of 9.14% debt
1) Pre-payment penalty of $6,804
2) Write-off of related deferred financing costs of $492

b) Income taxes at 42.0%

Note: The purpose of this statement is to reflect as adjusted earnings excluding the one time costs associated with prepaying our debt.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Revenue

Revenue increased 6.9% to $1.11 billion in 2005 from $1.04 billion in 2004. Intermodal revenue increased 4.3% due to fuel surcharges, price increases and mix, partially offset by a 6.9% decrease in volume. Truckload brokerage revenue increased 19.9% due to fuel surcharges, mix and new business. Logistics revenue increased 4.0% due to the transfer of the time sensitive delivery of pharmaceutical samples from Hub Distribution to this service line during the third quarter of 2004, the addition of new customers and price increases. Hub Distribution revenue increased 9.0% due primarily to an increase in the installation business.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

Gross margin increased 4.3% to $139.3 million in 2005 from $133.5 million in 2004. As a percent of revenue, gross margin decreased to 12.5% in 2005 from 12.8% in 2004.

Salaries and Benefits

As a percentage of revenue, salaries and benefits decreased to 5.9% from 6.4% in 2004. Salaries and benefits decreased to $65.6 million in 2005 from $66.6 million in 2004. This was due primarily to a decrease in headcount.

General and Administrative

General and administrative expenses decreased to $28.3 million in 2005 from $29.6 million in 2004. As a percentage of revenue, these expenses decreased to 2.5% in 2005 from 2.8% in 2004. The decrease in general and administrative expenses is primarily attributed to a decrease in equipment leases and temporary labor expense partially offset by an increase in professional fees.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization decreased to $7.3 million in 2005 from $8.8 million in 2004. This expense as a percentage of revenue decreased to 0.7% in 2005 from 0.9% in 2004. The decrease in depreciation and amortization is due primarily to lower computer equipment and software depreciation.

Other Income (Expense)

Other income increased to $0.5 million in 2005 from an expense of $10.5 million in 2004 due primarily to no debt extinguishment costs in 2005. The debt extinguishment expenses in 2004 included the $6.8 million pre-payment penalty associated with paying off the $50.0 million of 9.14% debt and the $0.5 million write off of deferred financing costs. Interest income increased due to investing cash.

Provision for Income Taxes

The provision for income taxes increased to $15.7 million in 2005 compared to $7.7 million in 2004. We provided for income taxes using an effective rate of 40.6% in 2005 and an effective rate of 42.7% in 2004. The decrease in the effective tax rate is primarily the result of a lower state tax rate due to business restructuring.

Net Income

Net income increased to $22.9 million in 2005 from $10.3 million in 2004 due primarily to higher revenue and gross margin, lower general and administrative expenses, lower salaries and benefits expense and lower interest expense and no debt extinguishment expense in 2005. Excluding the 2004 debt extinguishment expenses, adjusted net income for the nine months ended September 30, 2004 would have been $14.6 million. A tabular reconciliation of the differences between the adjusted financial results for the nine months ended September 30, 2004 and our financial results determined in accordance with U.S. generally accepted accounting principles (“GAAP”) are contained in the table below.

Earnings Per Common Share

Basic earnings per share were $1.15 in 2005 and $0.61 in 2004 and diluted earnings per share increased to $1.10 in 2005 from $0.57 in 2004. The weighted average diluted shares outstanding increased 15.1% from 18,058,000 at September 30, 2004 to 20,786,000 at September 30, 2005. Excluding the 2004

debt extinguishment expenses, adjusted basic earnings per share would have been $0.86 and adjusted diluted earnings per share would have been $0.81.

HUB GROUP, INC.
RECONCILIATION OF AS REPORTED FINANCIAL RESULTS TO AS ADJUSTED FINANCIAL RESULTS
(in thousands, except per share amounts)

	Nine Months Ended September 30, 2004
	As Reported	Adjustments		As Adjusted

Operating income	$ 28,522	$ -		$ 28,522
Interest expense	(3,968)	-		(3,968)
Interest income	165	-		165
Debt extinguishment expenses	(7,296)	(7,296)	a	-
Other, net	583	-		583
Income before provision for income taxes	18,006	(7,296)		25,302
Provision for income taxes	7,682	(3,064)		10,746
Net Income	$ 10,324	$ (4,232)		$ 14,556

Basic earnings per common share	$ 0.61	$ (0.25)		$ 0.86
Diluted earnings per common share	$ 0.57	$ (0.24)		$ 0.81

Basic weighted average number of shares
outstanding	16,870	16,870		16,870
Diluted weighted average number of shares
outstanding	18,058	18,058		20,648

a) Fees and expenses related to our extinguishment of 9.14% debt
1) Pre-payment penalty of $6,804
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

Revenue Recognition

Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured. In accordance with EITF 91-9, revenue and related transportation costs are recognized based on relative transit time. Further, we report revenue on a gross basis in accordance with the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We are the primary obligor and are responsible for providing the service desired by the customer. The customer views us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, our earnings vary. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk further support reporting revenue on a gross basis.

Deferred Income Taxes

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $0.4 million related to state tax net operating losses for which a valuation allowance has been established. In the event the probability of realizing the remaining deferred tax assets does not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

Cash provided by operating activities for the nine months ended September 30, 2005 was approximately $39.2 million, which resulted primarily from net income from operations of $22.9 million, non-cash charges of $19.5 million offset by decreases in working capital of $3.2 million.

Net cash used in investing activities for the nine months ended September 30, 2005 was $2.9 million of which $3.5 million related to expenditures made to enhance our information system capabilities offset by $0.6 of proceeds received from the sale of property and equipment. We expect capital expenditures to be approximately $4.5 million for the year ended December 31, 2005.

The net cash used in financing activities for the nine months ended September 30, 2005 was $26.3 million. Uses of cash related to the $30.6 million purchase of treasury stock. We generated $4.3 million of cash from stock options being exercised.

On March 23, 2005 we entered into a revolving credit agreement that provides for unsecured borrowings of up to $40.0 million. The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%. The revolving line of credit expires on March 23, 2010. The financial covenants require a minimum net worth of $175.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0. The commitment fees charged on the unused line of credit are between 0.15% and 0.25% per annum.

Our unused and available borrowings under our bank revolving line of credit at September 30, 2005 are $39.0 million. We were in compliance with our debt covenants at September 30, 2005.

We have standby letters of credit that expire from 2005 to 2012. As of September 30, 2005, our outstanding letters of credit were $1.0 million.

In August 2005 the Board authorized the purchase of up to $45.0 million of its Class A common stock. We intend to make purchases under this plan.

Contractual Obligations

Our contractual cash obligations as of September 30, 2005 are minimum rental commitments. Minimum annual rental commitments, at September 30, 2005, under noncancellable operating leases, principally for real estate and equipment, are payable as follows (in thousands):

Remainder 2005	3,468
2006	13,356
2007	12,359
2008	8,917
2009	7,121
2010 and thereafter	15,082
Total	60,303

In March 2005, we entered into an equipment purchase contract with Shanghai Jindo Container Co., Ltd. We agreed to purchase 3,400 fifty-three foot dry freight steel domestic containers for approximately $33.0 million. As of October 19, 2005, approximately 3,286 containers were delivered. The remaining containers are expected to be delivered by the end of the fourth quarter of 2005. However, this timeframe is subject to the manufacturer meeting production and delivery schedules. We are financing these containers with operating leases. The lease obligation is included in the table above.

In June 2005, our Quality Services subsidiary entered into a 5-year operating lease agreement for 31 tractors. This $2.5 million lease obligation is also included in the table above.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit and our operating leases which may adversely affect our results of operations and financial condition.

CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2005. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUB GROUP, INC.

DATE: October 21, 2005	/s/ Thomas M. White
Thomas M. White
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Vice Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Thomas M. White, Senior Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Thomas M. White, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.