Form 10-K
period 2005-12-31
HUB GROUP INC
filed 2006-02-27
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
         [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                                                               For the fiscal year ended December 31, 2005
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

Class A Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes X   No

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes       No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	Accelerated Filer X	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes       No X

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2005 , based upon the last reported sale price on that date on the NASDAQ National Market of $25.05 per share, was $457,261,332.

On February 20, 2006, the Registrant had 19,948,043 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 2006 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

Item 1.	BUSINESS

General

Hub Group, Inc. (“we”, “us” or “our”) is a Delaware corporation that was incorporated on March 8, 1995. We are one of North America’s leading asset-light freight transportation management companies. We offer comprehensive intermodal, truck brokerage, logistics and distribution services. Since our founding in 1971, we have grown to become the largest intermodal marketing company (“IMC”) in the United States and one of the largest truck brokers.

We operate through a network of 22 operating centers throughout the United States and Canada. Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads. Through our network, we have the ability to move freight in and out of every major city in the United States, Canada and Mexico. We service a large and diversified customer base in a broad range of industries, including consumer products, retail, manufactured products and electronic equipment. We utilize an asset-light strategy in order to minimize our investment in equipment and facilities and reduce our working capital requirements. We arrange freight movement for our customers through transportation carriers and equipment providers.

We also operate Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”). Hub Distribution performs certain specialized logistics services, predominately installation of point of purchase displays, and is responsible for its own operations, customer service, marketing and management information systems support. Unless the context otherwise requires, “we”, “us” or “our” includes the operating centers, Hub Distribution and our subsidiaries.

Services Provided

Our transportation services can be broadly placed into the following categories:

Intermodal. As an IMC, we arrange for the movement of our customers’ freight in containers and trailers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for pickup and delivery. In certain markets, we supplement third party drayage services with Company-owned drayage operations. As part of our intermodal services, we negotiate rail and drayage rates, electronically track shipments in transit, consolidate billing and handle claims for freight loss or damage on behalf of our customers.

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines. We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements. This effectively allows us to “capture” containers and trailers and keep them within our network. Through our Premier Service Network (“PSN”), we also have exclusive access to 6,600 rail-owned containers for our dedicated use on the Burlington Northern Santa Fe (“BNSF”) and the Norfolk Southern (“NS”) rail networks as of January 31, 2006. In addition to these containers, during 2005, we added 3,400 new 53’ containers to our PSN fleet. We financed these 3,400 containers with operating leases. These arrangements are included in Note 7 to the consolidated financial statements.

Our drayage services are provided by our subsidiary, Quality Services, LLC (“QS”). QS has terminals in Chicago, Kansas City, St. Louis, Atlanta, Stockton, Los Angeles, Jacksonville, Cleveland, Columbus and Evansville. QS assists us in providing reliable, cost effective intermodal services to our customers. At December 31, 2005, QS owned 46 tractors and leased 77 tractors and employed 182 drivers and contracted with 374 owner-operators.

On January 19, 2006, we entered into a definitive agreement to acquire Comtrak, Inc. Comtrak is a transportation company whose services include primarily rail and international drayage for the intermodal sector. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Dallas, Houston, Huntsville, Jacksonville, Kansas City, Memphis, Nashville, Norfolk, Savannah and Tampa. At December 31, 2005, Comtrak owned 250 tractors and leased or owned 650 trailers and employed 253 drivers and contracted with 307 owner-operators.

Truck Brokerage (Highway Services). We are one of the largest truck brokers in the United States, providing customers with another option for their transportation needs. We match the customers’ needs with carriers’ capacity to provide the most effective service and price combinations. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. As part of the truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss and damage on behalf of our customers.

Our truck brokerage operation also provides customers with specialized programs. Through the Dedicated Trucking program, certain carriers have informally agreed to move freight for our customers on a continuous basis. This arrangement allows us to effectively meet our customer’s needs without owning the equipment.

Logistics. In March of 2005, our logistics business began operating under the name of Unyson Logistics. Unyson Logistics is comprised of a national network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions. Unyson offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight expedited, less-than-truckload, truckload, intermodal and railcar. Unyson Logistics operates throughout North America with offices strategically located in key market areas.

Distribution Services. Hub Distribution offers certain specialized services, predominately installation of point of purchase displays.

Hub Network

Hub Group currently has operating centers in the following metropolitan areas:

Atlanta	Indianapolis	Minneapolis	San Francisco
Baltimore	Kansas City	New York City	Seattle
Boston	Laredo	Ontario	St. Louis
Chicago	Los Angeles	Pittsburgh	Toledo
Cleveland	Memphis	Salt Lake City
Houston	Milwaukee	San Diego

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

Marketing and Customers

We believe that fostering long-term customer relationships is critical to our success. Through these long-term relationships, we are able to better understand our customers’ needs and tailor our transportation services to the specific customer, regardless of the customer’s size or volume. We currently have full-time marketing representatives at each operating center and sales office with primary responsibility for servicing local, regional and national accounts. These sales representatives directly or indirectly report to an Executive Vice President – Sales. This model allows us to provide our customers with both a local marketing contact and access to our competitive rates as a result of being a large, national transportation services provider.

Our marketing efforts have produced a large, diverse customer base, with no customer representing more than 5.0% of our total revenue in 2005. We service customers in a wide variety of industries, including consumer products, retail, manufactured products and electronic equipment.

We have a joint marketing relationship with TMM Logistics, a wholly owned subsidiary of Grupo TMM, a Mexican logistics and transportation company. TMM Logistics provides sales support and operating execution within Mexico, and we furnish the same capabilities in Canada and the United States for TMM Logistics.

Management Information Systems

A primary component of our business strategy is the continued improvement of our Network Management System and other technology to ensure that we remain a leader among transportation providers in information processing for transportation services. Our Network Management System consists of proprietary software running on IBM iSeries computers located at a secure offsite data center. All of the operating centers are linked together with these i-series computers using a frame relay network. This configuration provides a real time environment for transmitting data among our operating centers and headquarters. We also make extensive use of electronic data interchange (“EDI”), allowing each operating center to communicate electronically with each railroad, many drayage companies, certain trucking companies and those customers with EDI capabilities.

Our Network Management System is the primary mechanism used in our operating centers to handle our intermodal and truck brokerage business. The Network Management System processes customer transportation requests, tenders and tracks shipments, prepares customer billing, establishes account profiles and retains critical information for analysis. The Network Management System provides connectivity with each of the major rail carriers. This enables us to electronically tender and track shipments in a real time environment. In addition, the Network Management System’s EDI features offer customers with EDI capability a completely paperless process, including load tendering, shipment tracking, billing and remittance processing. We aggressively pursue opportunities to establish EDI interfaces with our customers, railroads, trucking companies and drayage companies.

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

Our website, www.hubgroup.com, is designed to allow our customers and vendors to easily do business with us online. Through Vendor Interface, we tender loads to our drayage partners using the Internet rather than phones or faxes. Vendor Interface also captures event status information, allows vendors to view outstanding paperwork requirements and helps facilitate paperless invoicing. We currently tender substantially all of our drayage loads using Vendor Interface or EDI. Through Trucker Advantage, Hub Group and our over-the-road partners exchange information on available Hub loads and available carrier capacity, and then carriers report event status information to Hub Group. Through Customer Advantage, customers receive immediate pricing, place orders, track shipments, and review historical shipping data through a variety of reports over the Internet. All of our Internet applications are integrated with the Network Management System.

Relationship with Railroads

A key element of our business strategy is to strengthen our close working relationship with each of the major intermodal railroads in the United States. We view our relationship with the railroads as a partnership. Due to our size and relative importance, many railroads have dedicated support personnel to focus on our day-to-day service requirements. On a regular basis, our senior executives and each of the railroads meet to discuss major strategic issues concerning intermodal transportation. Several of our top executive officers are former railroad employees, which makes them well suited to understand the railroads’ service capabilities.

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

Under agreements with both the BNSF and NS as part of our PSN, we managed, as of January 31, 2006, approximately 6,600 rail-owned containers. These containers are for Hub Group’s dedicated use on the respective rail systems and are fully interchangeable across both rail networks. In addition to these containers, we added 3,400 new 53’ containers to our PSN fleet during 2005. We financed these containers with operating leases.

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

We also supplement third-party drayage services with our own drayage operations, which we operate through our QS subsidiary. Our drayage operations employ their own drivers and also contract with owner-operators who supply their own trucks.

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

Risk Management and Insurance

We require all drayage companies participating in the Quality Drayage Program to carry at least $1.0 million in general liability insurance, $1.0 million in truckman’s auto liability insurance and a minimum of $100,000 in cargo insurance. Railroads, which are self-insured, provide limited cargo protection, generally up to $250,000 per shipment. To cover freight loss or damage when a carrier's liability cannot be established or a carrier's insurance is insufficient to cover the claim, we carry our own cargo insurance with a limit of $1.0 million per container or trailer and a limit of $20.0 million in the aggregate. We also carry general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate with a companion $25.0 million umbrella policy on this general liability insurance.

We maintain separate insurance policies to cover potential exposure from our company-owned drayage operations. We have general liability insurance with limits of $1.0 million per occurrence and $1.0 million in the aggregate, truckman’s auto liability with limits of $1.0 million and a companion $20.0 million umbrella liability policy.

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

General

Employees: As of December 31, 2005, we had approximately 1,184 employees. We are not a party to any collective bargaining agreement and consider our relationship with our employees to be satisfactory.

Other: No material portion of our operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. None of our trademarks are believed to be material to us. Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal. Our code of ethics can be found on our website at www.hubgroup.com.

Periodic Reports

Upon written request, our annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2005, and our quarterly reports on Form 10-Q will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 3050 Highland Parkway, Suite 100, Downers Grove, Illinois 60515. Our filings are also accessible through our website at www.hubgroup.com.

Item 1A.	RISK FACTORS

Since our business is concentrated on intermodal marketing, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

In 2005, 2004 and 2003, we derived 71%, 71% and 72%, respectively, of our revenue from our intermodal services. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

Because we depend on railroads for our operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service.

We depend on the major railroads in the United States for virtually all of the intermodal services we provide. In many markets, rail service is limited to one or a few railroads. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit. Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to truck or other transportation modes, which could cause a decrease in demand for our services. Further, our ability to continue to expand our intermodal transportation business is dependent upon the railroads’ ability to increase capacity for intermodal freight and provide consistent service. Our business could also be adversely affected by a work stoppage at one or more railroads or by adverse weather conditions or other factors that hinder the railroads’ ability to provide reliable transportation services. In the past, there have been service issues when railroads have merged. As a result, we cannot predict what effect, if any, further consolidation among railroads may have on intermodal transportation services or our results of operations.

Because our relationships with the major railroads are critical to our ability to provide intermodal transportation services, our business may be adversely affected by any change to those relationships.

We have important relationships with each of the major U.S. railroads. To date, the railroads have chosen to rely on us, other IMCs and other intermodal competitors to market their intermodal services rather than fully developing their own marketing capabilities. If one or more of the major railroads were to decide to reduce their dependence on us, the volume of intermodal shipments we arrange would likely decline, which could adversely affect our results of operations and financial condition.

Because we rely on drayage companies in our intermodal operations, our ability to expand our business or maintain our profitability may be adversely affected by a shortage of drayage capacity.

In many of the markets we serve, we use third-party drayage companies for pickup and delivery of intermodal containers. Most drayage companies operate relatively small fleets and have limited access to capital for fleet expansion. In some of our markets, there are a limited number of drayage companies that can meet our quality standards. This could limit our ability to expand our intermodal business or require us to establish our own drayage operations in some markets, which could increase our operating costs and could adversely affect our profitability and financial condition. Also, the trucking industry chronically experiences a shortage of available drivers, which may limit the ability of third-party drayage companies to expand their fleets. This shortage also may require them to increase drivers’ compensation, thereby increasing our cost of providing drayage services to our customers. Therefore, the driver shortage could also adversely affect our profitability and limit our ability to expand our intermodal business.

Because we depend on trucking companies for our truck brokerage services, our ability to maintain or expand our truck brokerage business may be adversely affected by a shortage of trucking capacity.

In 2005, 2004 and 2003, we derived 17%, 16% and 15%, respectively, of our revenue from our truck brokerage services. We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates. If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business. Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

We depend on third parties for equipment essential to operate our business, and if we fail to secure sufficient equipment, we could lose customers and revenue.

We depend on third parties for transportation equipment, such as containers and trailers, necessary for the operation of our business. Our industry has experienced equipment shortages in recent years, particularly during the peak-shipping season in the Fall. A substantial amount of intermodal freight originates at or near the major West Coast ports, which has historically caused these equipment shortages to be most severe at or near these locations. If we cannot secure sufficient transportation equipment at a reasonable price from third parties to meet our customers’ needs, our customers may seek to have their transportation needs met by other providers. This could have an adverse effect on our business, results of operations and financial position.

Our business could be adversely affected by strikes or work stoppages by draymen, truckers, longshoremen and railroad workers.

There has been labor unrest, including work stoppages, among draymen. We could lose business from any significant work stoppage or slowdown and, if labor unrest results in increased rates for draymen, we may not be able to pass these cost increases on to our customers. In the Fall of 2002, all of the West Coast ports were shut down as a result of a dispute with the longshoremen. The ports remained closed for nearly two weeks, until reopened as the result of a court order under the Taft-Hartley Act. Our operations were adversely affected by the shutdown. In January 2003, a new six-year contract was agreed to by the International Longshoremen and Warehouse Union and the Pacific Maritime Association. In the past several years, there have been strikes involving railroad workers. Future strikes by railroad workers in the United States, Canada or anywhere else that our customers’ freight travels by railroad could adversely affect our business and results of operations. Any significant work stoppage, slowdown or other disruption involving ports, railroads, truckers or draymen could adversely affect our business and results of operations.

Our results of operations are susceptible to changes in general economic conditions and cyclical fluctuations.

Economic recession, customers’ business cycles, changes in fuel prices and supply, interest rate fluctuations, increases in fuel or energy taxes and other general economic factors affect the demand for transportation services and the operating costs of railroads, trucking companies and drayage companies. We have little or no control over any of these factors or their effects on the transportation industry. Increases in the operating costs of railroads, trucking companies or drayage companies can be expected to result in higher freight rates. Our operating margins could be adversely affected if we were unable to pass through to our customers the full amount of higher freight rates. Economic recession or a downturn in customers’ business cycles also may have an adverse effect on our results of operations and growth by reducing demand for our services. Therefore, our results of operations, like the entire freight transportation industry, are cyclical and subject to significant period-to-period fluctuations.

Relatively small increases in our transportation costs that we are unable to pass through to our customers are likely to have a significant effect on our gross margin and operating income.

Transportation costs represented 88%, 87% and 87% of our consolidated revenue in 2005, 2004 and 2003, respectively. Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.

The installation services provided by Hub Distribution are project-based and provided to only a few customers. The loss of any one of these customers or variability in the timing of these projects could significantly affect our results of operations.

Our installation services business is a project-based business with significant customer concentration. Any decrease in the demand from these customers or our failure to secure new project business could have a material adverse effect on our results of operations. A prolonged downturn in Hub Distribution’s business could adversely affect the value of its assets.

Our business could be adversely affected by heightened security measures, actual or threatened terrorist attacks, efforts to combat terrorism, military action against a foreign state or other similar event.

We cannot predict the effects on our business of heightened security measures, actual or threatened terrorist attacks, efforts to combat terrorism, military action against a foreign state or other similar events. It is possible that one or more of these events could be directed at U.S. or foreign ports, borders, railroads or highways. Heightened security measures or other events are likely to slow the movement of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways and could adversely affect our business and results of operations. Any of these events could also negatively affect the economy and consumer confidence, which could cause a downturn in the transportation industry.

If we fail to maintain and enhance our information technology systems, we may be at a competitive disadvantage and lose customers.

Our information technology systems are critical to our operations and our ability to compete effectively as an IMC, truck broker and logistics provider. We expect our customers to continue to demand more sophisticated information technology applications from their suppliers. If we do not continue to enhance our Network Management System to meet the increasing demands of our customers, we may be placed at a competitive disadvantage and could lose customers.

Our information technology systems are subject to risks that we cannot control and the inability to use our information technology systems could materially adversely affect our business.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. Our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers and the ability of our customers and vendors to access our information technology systems. This could result in our loss of customers or a reduction in demand for our services.

The transportation industry is subject to government regulation, and regulatory changes could have a material adverse effect on our operating results or financial condition.

Hub Group, Inc. and various subsidiaries are licensed by the Department of Transportation as motor carrier freight brokers. The Department of Transportation prescribes qualifications for acting in this capacity, including surety-bonding requirements. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could adversely affect our business.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

From time to time, we arrange for the movement of hazardous materials at the request of our customers. As a result, we are subject to various environmental laws and regulations relating to the handling of hazardous materials. If we are involved in a spill or other accident involving hazardous materials, or if we are found to be in violation of applicable laws or regulations, we could be subject to substantial fines or penalties and to civil and criminal liability, any of which could have an adverse effect on our business and results of operations.

We derive a significant portion of our revenue from our largest customers and the loss of several of these customers could have a material adverse effect on our revenue and business.

For 2005, our largest 20 customers accounted for approximately 36% of our revenue. A reduction in or termination of our services by several of our largest customers could have a material adverse effect on our revenue and business.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims increases, our operating results could be adversely affected. We maintain insurance with licensed insurance companies. Insurance carriers have recently raised premiums. As a result, our insurance and claims expenses could increase when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

Our success depends upon our ability to recruit and retain key personnel.

Our success depends upon attracting and retaining the services of our management team as well as our ability to attract and retain a sufficient number of other qualified personnel to run our business. There is substantial competition for qualified personnel in the transportation services industry. As all key personnel devote their full time to our business, the loss of any member of our management team or other key person could have an adverse effect on us. We do not have written employment agreements with any of our executive officers and do not maintain key man insurance on any of our executive officers.

We believe that future acquisitions or dispositions that we make could significantly impact financial results. Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

In January 2006, we entered into a definitive agreement to acquire Comtrak, Inc. The closing is subject to certain customary closing conditions and approvals. Hub will pay $38.0 million in cash at closing, which is expected to occur during the first quarter of 2006. The purchase price will be subject to adjustment based on Comtrak’s working capital at closing. In addition, the agreement provides for an earn-out for 2006 and 2007, consisting of two cash payments, each of which will not exceed $5 million. We expect this acquisition to increase revenue, gross margin, salaries and benefits, general and administrative expense, depreciation and also impact net income. If we do not close and successfully integrate this transaction or if Comtrak’s future results do not approximate their projections, our earnings could be negatively impacted.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We directly, or indirectly through our subsidiaries, operate 32 offices throughout the United States and in Canada, including our headquarters in Downers Grove, Illinois and our Company-owned drayage operations. All of our office space is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

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

There were no matters submitted to a vote of our security holders during the fourth quarter of 2005.

Executive Officers of the Registrant

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of February 1, 2006 with respect to each person who is an executive officer of the Company.

Name	Age	Position
Phillip C. Yeager	78	Chairman of the Board of Directors
David P. Yeager	52	Vice Chairman of the Board of Directors and Chief Executive Officer
Mark A. Yeager	41	President, Chief Operating Officer and Director
Thomas M. White	48	Senior Vice President, Chief Financial Officer and Treasurer
Stephen P. Cosgrove	46	Executive Vice President-Intermodal and Administration
James B. Gaw	55	Executive Vice President-Sales
Christopher R. Kravas	40	Executive Vice President-Strategy and Yield Management
Donald G. Maltby	51	Executive Vice President-Logistics
David L. Marsh	38	Executive Vice President-Highway
Dennis R. Polsen	52	Executive Vice President of Information Services
Terri A. Pizzuto	47	Vice President-Finance
David C. Zeilstra	36	Vice President, Secretary and General Counsel

Phillip C. Yeager, our founder, has been Chairman of the Board since October 1985. From April 1971 to October 1985, Mr. Yeager served as President of Hub City Terminals, Inc. (“Hub Chicago”). Mr. Yeager became involved in intermodal transportation in 1959, five years after the introduction of intermodal transportation in the United States, as an employee of the Pennsylvania and Pennsylvania Central Railroads. He spent 19 years with the Pennsylvania and Pennsylvania Central Railroads, 12 of which involved intermodal transportation. In 1991, Mr. Yeager was named Man of the Year by the Intermodal Transportation Association. In 1995, he received the Salzburg Practitioners Award from Syracuse University in recognition of his lifetime achievements in the transportation industry. In October 1996, Mr. Yeager was inducted into the Chicago Area Entrepreneurship Hall of Fame sponsored by the University of Illinois at Chicago. In March 1997, he received the Presidential Medal from Dowling College for his achievements in transportation services. In September 1998, he received the Silver Kingpin award from the Intermodal Association of North America and in February 1999, he was named Transportation Person of the Year by the New York Traffic Club. Mr. Yeager graduated from the University of Cincinnati in 1951 with a Bachelor of Arts degree in Economics. Mr. Yeager is the father of David P. Yeager and Mark A. Yeager.

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

Thomas M. White has been our Senior Vice President, Chief Financial Officer and Treasurer since June 2002. Prior to joining us, Mr. White was a partner at Arthur Andersen, LLP where he worked for 23 years. Mr. White received a Masters in Science and Industrial Administration from Purdue University in 1985 and a Bachelor of Business Administration from Western Michigan University in 1979. Mr. White is a CPA and a member of the board of directors of FTD Group, Inc. and Landauer, Inc.

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

Donald G. Maltby has been our Executive Vice President – Logistics since February 2004. Mr. Maltby previously served as President of Hub Online, our e-commerce division, from February 2000 through January 2004. Mr. Maltby also served as President of Hub Cleveland from July 1990 through January 2000 and from April 2002 to January 2004. Prior to joining Hub Group, Mr. Maltby served as President of Lyons Transportation, a wholly owned subsidiary of Sherwin Williams Company, from 1988 to 1990. In his career at Sherwin Williams, which began in 1981 and continued until he joined us in 1990, Mr. Maltby held a variety of management positions including Vice-President of Marketing and Sales for their Transportation Division. Mr. Maltby has been in the transportation and logistics industry since 1976, holding various executive and management positions. Mr. Maltby received a Masters in Business Administration from Baldwin Wallace College in 1982 and a Bachelor of Science degree from the State University of New York in 1976.

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

Dennis R. Polsen has been our Executive Vice President of Information Services since February 2004. From September 2001 to January 2004, Mr. Polsen was Vice President - Chief Information Officer and from March 2000 through August 2001, Mr. Polsen was our Vice-President of Application Development. Prior to joining us, Mr. Polsen was Director of Applications for Humana, Inc. from September 1997 through February 2000 and spent 14 years prior to that developing, implementing, and directing transportation logistics applications at Schneider National, Inc. Mr. Polsen received a Masters in Business Administration in May of 1983 from the University of Wisconsin Graduate School of Business and a Bachelor of Business Administration in May of 1976 from the University of Wisconsin-Milwaukee. Mr. Polsen is a past member of the American Trucking Association.

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

Directors of the Registrant

In addition to Phillip C. Yeager, David P. Yeager and Mark A. Yeager, the following three individuals are also on our Board of Directors: Gary D. Eppen – currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at the Graduate School of Business at the University of Chicago; Charles R. Reaves- Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company and Martin P. Slark – Vice Chairman and Chief Executive Officer of Molex, Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems.

PART II

Item 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol “HUBG.” Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2004 and 2005.

	2004		2005
	High	Low	High	Low

First Quarter	$15.33	$10.71	$32.92	$24.60
Second Quarter	$19.45	$13.50	$32.06	$24.23
Third Quarter	$18.88	$13.26	$36.93	$25.08
Fourth Quarter	$27.13	$18.63	$40.92	$32.82

On February 20, 2006, there were approximately 247 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 4,275 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 20, 2006, there were 11 holders of record of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”).

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

Note 13 of the Company’s Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands except per share data)

Years Ended December 31,
	2005	2004	2003	2002	2001 (1)
Statement of Income Data:
Revenue	$ 1,531,499	$ 1,426,806	$ 1,359,614	$ 1,335,660	$ 1,319,331
Gross margin	189,023	179,548	170,682	162,812	178,963
Operating income	54,380	40,598	24,295	11,141	10,548
Income before minority interest and taxes	55,187	29,998	16,895	2,015	902
Income before income taxes	55,187	29,998	16,895	2,539	751
Net income	32,946	17,279	8,430	1,498	443
Basic earnings per common share	$ 1.65	$ .98	$ .55	$ .10	$ .03
Diluted earnings per common share	$ 1.59	$ .92	$ .54	$ .10	$ .03

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital (deficiency)	$ 51,145	$ 23,173	$ (9,631)	$ (7,109)	$ (5,380)
Total assets	444,418	410,845	388,527	399,262	416,024
Long-term debt, excluding current portion	-	-	67,017	94,027	96,059
Stockholders' equity	242,075	226,936	143,035	134,340	132,453

_________________

(1) As of January 1, 2002, we adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”). Under Statement 142, goodwill is no longer amortized. Amortization expense for the year ended December 31, 2001 was $5,741,000. The per share effect of amortization expense related to goodwill, net of tax was $.22 for the year ended December 31, 2001.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information contained in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this annual report. Factors that could cause our actual results to differ materially, in addition to those set forth under Items 1A “Risk Factors,” include:

•	the degree and rate of market growth in the intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	fuel shortages or prices;
•	increases in interest rates;
•	decrease in demand for our distribution services;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	changes in insurance costs and claims expense; and
•	inability to close and successfully integrate business combinations

CAPITAL STRUCTURE

We have authorized common stock comprised of Class A Common Stock and Class B Common Stock. The rights of holders of Class A Common Stock and Class B Common Stock are identical, except each share of Class B Common Stock entitles its holder to approximately 40 votes, while each share of Class A Common Stock entitles its holder to one vote. We have authorized 2,000,000 shares of preferred stock.

EXECUTIVE SUMMARY

Hub Group, Inc. (“we”, “us” or “our”) is the largest intermodal marketing company (“IMC”) in the United States and a full service transportation provider offering intermodal, truck brokerage and logistics services. These service offerings are referred to as the Core Transportation business. The Core Transportation business operates through a nationwide network of operating centers. We also operate Hub Group Distribution Services LLC (“HGDS” or “Hub Distribution”). Hub Distribution performs certain specialized services, predominately installation of point of purchase displays, and is responsible for its own operations, customer service, marketing and management information systems support.

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

Our drayage services are provided by our subsidiary, Quality Services, LLC (“QS”). QS has terminals in Chicago, Kansas City, St. Louis, Atlanta, Stockton, Los Angeles, Jacksonville, Cleveland, Columbus and Evansville. QS assists us in providing reliable, cost effective intermodal services to our customers. At December 31, 2005, QS owned 46 tractors and leased 77 tractors and employed 182 drivers and contracted with 374 owner-operators.

On January 19, 2006, we entered into a definitive agreement to acquire Comtrak, Inc. Comtrak is a transportation company whose services include primarily rail and international drayage for the intermodal sector. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Dallas, Houston, Huntsville, Jacksonville, Kansas City, Memphis, Nashville, Norfolk, Savannah and Tampa. At December 31, 2005, Comtrak owned 250 tractors and leased or owned 650 trailers and employed 253 drivers and contracted with 307 owner-operators.

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

One of our primary goals is to grow our net income. We achieved this growth through an increase in revenue from our existing Core Transportation customers as well as from winning new customers. Our top 50 customers’ revenue, which represents about 54% of our Core Transportation revenue, has increased by approximately 7.3% when comparing the year ended December 31, 2005 to December 31, 2004. During 2005 and 2004, we severed relationships with certain low profitability customers which impeded our intermodal revenue growth. Revenue growth resulted primarily from price increases, fuel surcharges and mix when comparing 2005 to 2004.

We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers and evaluate on-time performance, costs per load by location and daily sales outstanding by location. Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

The following table summarizes our revenue by business line (in thousands):

	Twelve Months Ended
	December 31,
	2005	2004	% Change
Revenue
Core Transportation
Intermodal	$1,079,799	$1,014,533	6.4%
Truck	266,546	225,466	18.2
Logistics	135,535	140,723	(3.7)
Total Core	1,481,880	1,380,722	7.3

Hub Distribution	49,619	46,084	7.7

Total Revenue	$1,531,499	$1,426,806	7.3%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,

	2005	2004

Revenue	100.0%	100.0%

Transportation costs	87.7	87.4

Gross margin	12.3	12.6

Costs and Expenses:
Salaries and benefits	5.7	6.2
General and administrative	2.4	2.7
Depreciation and amortization of property and equipment	0.6	0.8
Total costs and expenses	8.7	9.7

Operating income	3.6	2.9

Other income (expense):
Debt extinguishment expenses	-	(0.5)
Interest income	0.1	-
Other expense, net	-	(0.2)
Total other income (expense)	0.1	(0.7)

Income before provision for income taxes	3.7	2.2

Provision for income taxes	1.5	1.0

Net income	2.2%	1.2%

Revenue

Revenue increased 7.3% to $1,531.5 million in 2005 from $1,426.8 million in 2004. Intermodal revenue increased 6.4% to $1,079.8 million from $1,014.5 million due primarily to price increases, mix and fuel surcharges, offset by a 5.1% decrease in volume. However, during the fourth quarter of 2005, intermodal volume increased 1.3%. Truckload brokerage revenue increased 18.2% to $266.5 million from $225.5 million due primarily to price increases, mix and fuel surcharges and a 5.4% increase in volume. Logistics revenue decreased 3.7% to $135.5 million from $140.7 million due primarily to the loss of two customers in 2005. We expect logistics revenue to decrease between 5 and 10% in 2006 resulting from these lost customers and two other customers that we will no longer be servicing after the first quarter of 2006 offset by anticipated new customer additions. In addition, HGDS revenue increased 7.7% to $49.6 million from $46.1 million.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

Gross margin increased 5.3% to $189.0 million in 2005 from $179.5 million in 2004. Gross margin percentage decreased from 12.6% in 2004 to 12.3% in 2005 due partially to additional costs for repositioning equipment in 2005, accessorial cost increases, ramp up costs for certain new customers and start up costs associated with our new containers. We made a decision to reposition equipment to certain cities to expand the number of rail-controlled containers within our network in order to meet customer demand during the 2005 peak season. In addition, in 2005 some of our rail carriers changed accessorial pricing and there is often a lag time before we can pass along the increase to our customers. Further, in 2005 we incurred initial ramp up costs for several large customers and we had extra drayage costs associated with moving our new containers from the pier.

Salaries and Benefits

Salaries and benefits remained constant at $88.2 million year over year. As a percentage of revenue, salaries and benefits decreased to 5.7% in 2005 from 6.2% 2004 due primarily to an increase in revenue. Headcount as of December 31, 2005 and 2004 was 1,184 and 1,172 respectively.

General and Administrative

General and administrative expenses decreased 6.0% to $36.9 million in 2005 from $39.2 million in 2004. As a percentage of revenue, these expenses decreased to 2.4% in 2005 from 2.7% in 2004. General and administrative expense decreased primarily due to reductions in outside services and equipment lease expense. Equipment lease expense decreased by approximately $1.3 million due primarily to equipment lease buy-outs. Outside services decreased by $0.6 million due primarily to lower professional service costs.

Depreciation and Amortization of Property and Equipment

Depreciation and amortization decreased 16.7% to $9.6 million from $11.5 million in 2004. This expense as a percentage of revenue decreased to 0.6% from 0.8% The decrease in depreciation and amortization is due primarily to lower computer equipment and software depreciation.

Other Income (Expense)

Interest expense decreased 85.1% to $0.6 million from $4.3 million in 2004. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year and the extinguishment of the private placement debt during the third quarter of 2004. The debt extinguishment expenses of $7.3 million in 2004 includes a $6.8 million pre-payment penalty associated with paying off the $50 million of 9.14% debt and the $0.5 million write off of the related deferred financing costs. In 2004 and 2005 other, net includes currency translation and gains on the sale of fixed assets. During 2004, other, net included a legal settlement.

Provision for Income Taxes

The provision for income taxes increased to $22.2 million in 2005 compared to $12.7 million in 2004. We provided for income taxes using an effective rate of 40.3% in 2005 compared to 42.4% in 2004. The decrease in the effective rate in 2005 resulted primarily from a lower increase in reserves for 2005 and a lower state tax rate due to business restructuring.

Net Income

Net income increased to $32.9 million in 2005 from $17.3 million in 2004 due primarily to an increase in our gross margin, lower general and administrative expenses and lower interest expense. Excluding the debt extinguishment expenses, adjusted net income for 2004 would have been $21.5 million. A tabular reconciliation of the differences between the adjusted financial results for 2004 and our financial results determined in accordance with U.S. generally accepted accounting principles are contained in the table below.

Earnings Per Common Share

Basic earnings per share increased to $1.65 in 2005 from $0.98 in 2004 and diluted earnings per share increased to $1.59 in 2005 from $0.92 in 2004. The weighted average diluted shares outstanding increased 10.2% from 18,778,000 at December 31, 2004 to 20,696,000 at December 31, 2005 due primarily to the 3,600,000 shares from our stock offering being outstanding the whole year in 2005 and the issuance of restricted stock. Excluding the debt extinguishment expenses, adjusted basic earnings per share would have been $1.22 in 2004 and adjusted diluted earnings per share would have been $1.15 in 2004.

RECONCILIATION OF “AS REPORTED” FINANCIAL RESULTS TO “AS ADJUSTED” FINANCIAL RESULTS
(in thousands, except per share amounts)
	Year ended December 31, 2004
	As reported	Adjustments		As adjusted

Operating income	$ 40,598	$ -		$ 40,598
Interest expense	(4,276)	-		(4,276)
Interest income	260	-		260
Debt extinguishment expenses	(7,296)	(7,296)	(a)	-
Other, net	712	-		712
Income before provision for income taxes	29,998	(7,296)		37,294

Provision for income taxes	12,719	(3,064)	(b)	15,783

Net income	$ 17,279	$ (4,232)		$ 21,511

Basic earnings (loss) per common share	$ .98	$ (.24)		$ 1.22
Diluted earnings (loss) per common share	$ .92	$ (.23)		$ 1.15

Basic weighted average number of shares outstanding	17,600	17,600		17,600
Diluted weighted average number of shares outstanding	18,778	18,778		18,778

a) Fees and expenses related to our early extinguishment of 9.14% debt
   1) Pre-payment penalty of $6,804
   2) Write-off of related deferred financing costs of $492
b) Income taxes at 42%

The purpose of this reconciliation is to reflect as adjusted earnings excluding the one time costs associated with prepaying our debt.

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

The following table summarizes our revenue by business line (in thousands):

		Twelve Months Ended
		December 31,
		2004	2003	% Change
Revenue

Core Transportation
Intermodal		$1,014,533	$976,723	3.9%
Truck		225,466	210,493	7.1
Logistics	(1)	140,723	118,601	18.7
Total Core		1,380,722	1,305,817	5.7

Hub Distribution	(1)	46,084	53,797	(14.3)

Total Revenue		$1,426,806	$1,359,614	4.9%

(1) HGDS transferred its pharmaceutical sample delivery business to logistics in August 2004, resulting in an increase in logistics revenue of $4.3 million for the year ended December 31, 2004.

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,

	2004	2003

Revenue	100.0%	100.0%

Transportation costs	87.4	87.4

Gross Margin	12.6	12.6

Costs and Expenses:
Salaries and benefits	6.2	6.6
General and administrative	2.7	3.4
Depreciation and amortization of property and equipment	0.8	0.8
Total costs and expense	9.7	10.8

Operating Income	2.9	1.8

Other expense:
Debt Extinguishment expenses	(0.5)	-
Interest income	-	-
Other expense, net	(0.2)	(0.5)
Total other expense	(0.7)	(0.5)

Income before provision for income taxes	2.2	1.3

Provision for income taxes	1.0	0.7

Net income	1.2%	0.6%

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

Gross Margin

Gross margin increased 5.2% to $179.5 million in 2004 from $170.7 million in 2003. The increase relates solely to our Core Transportation business. We proactively passed along rate increases to our customers for fuel and increased costs from our transportation suppliers. We also increased our margins by eliminating business where we do not receive adequate returns. This has caused part of the decline in intermodal volume.

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

General and Administrative

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

Net Income

Net income increased to $17.3 million in 2004 from $8.4 million in 2003 due primarily to higher gross margin and lower selling, general and administrative expenses, partially offset by the one time debt extinguishment expenses of $7.3 million. Excluding the debt extinguishment expenses, adjusted net income for 2004 would have been $21.5 million. A tabular reconciliation of the differences between the adjusted financial results for 2004 and our financial results determined in accordance with U.S. generally accepted accounting principles are contained in the table above.

Earnings Per Common Share

Basic earnings per share increased to $0.98 in 2004 from $0.55 in 2003 and diluted earnings per share increased to $0.92 in 2004 from $0.54 in 2003. The weighted average diluted shares outstanding increased 19% from 15,730,000 at December 31, 2003 to 18,778,000 at December 31, 2004 due primarily to our sale of 3,600,000 shares of Class A Common Stock in July 2004 (in a follow-on offering). Excluding the debt extinguishment expenses, adjusted basic earnings per share would have been $1.22 and adjusted diluted earnings per share would have been $1.15.

LIQUIDITY AND CAPITAL RESOURCES

We have funded our operations, capital expenditures and stock buy backs through cash flows from operations.

Cash provided by operating activities for the year ended December 31, 2005, was approximately $51.6 million, which resulted primarily from net income from operations of $32.9 million and non-cash charges relating to deferred taxes and depreciation offset by changes in working capital.

Net cash used in investing activities for the year ended December 31, 2005, was $3.8 million and related primarily to capital expenditures made to enhance our information system capabilities. Assuming the Comtrak acquisition closes, we expect capital expenditures to be approximately $7 to $9 million in 2006. If the deal does not close, we expect capital expenditures to be between $4 and $6 million in 2006.

The net cash used in financing activities for the year ended December 31, 2005, was $28.5 million. Uses of cash related to the purchase of $33.2 million of treasury stock. We generated cash from stock options being exercised of approximately $4.7 million.

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

In February 2006, we amended the revolving credit agreement to provide for unsecured borrowing up to $50.0 million. No other terms of the credit agreement were amended.

Our unused and available borrowings under our bank revolving line of credit at December 31, 2005 and December 31, 2004 were $39.0 million and $34.1 million, respectively. We were in compliance with our debt covenants at December 31, 2005.

We have standby letters of credit that expire from 2006 to 2012. As of December 31, 2005 our letters of credit were $1.0 million.

In 2005, we added 3,400 new 53’ containers to our PSN fleet. We financed these 3,400 containers with operating leases. These arrangements are included in Note 7 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations as of December 31, 2005 are minimum rental commitments. Minimum annual rental commitments, at December 31, 2005, under noncancellable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2006	$15,076
2007	13,983
2008	10,547
2009	8,752
2010	7,295
2011 and thereafter	12,343

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

Allowance for Uncollectible Trade Accounts Receivable

In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of the current economic conditions. To be more specific, we reserve every account balance that has aged over one year, certain customers in bankruptcy and account balances specifically identified as uncollectible. In addition, we provide a reserve for accounts not specifically identified as uncollectible based upon historical trends that are updated routinely. The allowance is reported on the balance sheet in net accounts receivable. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customer financial conditions. Recoveries of receivables previously charged off are recorded when received.

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

Deferred Income Taxes

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $489,000 related to state tax net operating losses and other state credits for which valuation allowances have been established. In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

As permitted by Statement 123, prior to January 1, 2006 we accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options. Had we adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in Note 1 of the consolidated financial statements.

We will adopt Statement 123 (R) effective January 1, 2006 using the modified prospective method. We expect the 2006 impact of the adoption of Statement 123 (R) to be between $.01 and $.02 per share. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flow and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $8.5 million and $5.3 million in 2005 and 2004, respectively.

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

In January 2006, we entered into a definitive agreement to acquire Comtrak, Inc. The closing is subject to certain customary closing conditions and approvals. Hub will pay $38.0 million in cash at closing, which is expected to occur during the first quarter of 2006. The purchase price will be subject to adjustment based on Comtrak’s working capital at closing. In addition, the agreement provides for an earn-out for 2006 and 2007, consisting of two cash payments, each of which will not exceed $5 million. We expect this acquisition to increase revenue, gross margin, salaries and benefits, general and administrative expense, depreciation and also impact net income. If we do not close this transaction or if Comtrak’s future results do not approximate their projections, our earnings could be negatively impacted.

On November 11, 2004, we, along with our wholly owned subsidiary, Hub Group Distribution Services, LLC ("HGDS"), entered into the Purchase Option and Right of First Refusal Agreement pursuant to which HGDS granted an entity controlled by William J. McKenna the exclusive option to purchase all or substantially all of the assets of HGDS for a cash purchase price of $11.3 million (subject to adjustment on the closing date), plus the assumption of certain HGDS liabilities. Mr. McKenna agreed to serve as President of HGDS effective December 1, 2004. McKenna's company may exercise the option during the period (the "Option Period") commencing on November 11, 2004, and ending on the earlier to occur of (i) March 31, 2007, and (ii) the date on which McKenna's employment with HGDS terminates; provided, however, that this period may be extended for up to 180 days depending on the circumstances of the termination of McKenna's employment. Additionally, HGDS granted McKenna's company a right of first refusal with respect to any acceptable third-party offers that we or HGDS receive during the Option Period for all or substantially all of the assets of HGDS. During the Option Period, we and HGDS agreed that, except as required by law, we would not solicit or initiate discussions or negotiations with any person other than McKenna's company relating to the sale of HGDS or its assets.

Excluding the Comtrak acquisition, financial results may be impacted by additional factors as discussed below.

Revenue

We believe that the performance of the railroads and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate. Should there be further consolidation in the rail industry causing a service disruption, we believe our intermodal business would likely be negatively impacted. Should there be a significant service disruption, we expect that there may be some customers who would switch from using our intermodal service to other transportation services. We expect that these customers may choose to continue to utilize other services even when intermodal service levels are restored. Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, the entry of new web-based competitors, customer retention, inadequate drayage service and inadequate equipment supply.

Our installation services business, HGDS, is a project-based business with significant customer concentration. Any decrease in the demand from these customers or our failure to secure new project business could have a material adverse effect on our revenue.

Gross Margin

We expect fluctuations in the gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the core transportation business mix, trailer and container capacity, vendor pricing, fuel costs, intermodal industry growth, intermodal industry service levels, accessorials, competition and accounting estimates. Unlike other service offerings, our distribution services are comprised of certain higher margin projects. There can be no assurance these higher margin projects will continue in the future.

Salaries and Benefits

We estimate that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between volume increases and changes in levels of staffing. Factors that could affect the percentage from staying in the recent historical range include, but are not limited to, revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, changes in customer requirements, changes in our operating structure and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

General and Administrative

We believe there are several factors that could cause general and administrative expenses to fluctuate as a percentage of revenue. As customer expectations and the competitive environment require the development of web-based business interfaces and the restructuring of our information systems and related platforms, we believe there could be significant expenses incurred, some of which would not be capitalized. Other factors that could cause selling, general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums and outside services expense.

Depreciation and Amortization of Property and Equipment

We estimate that depreciation and amortization of property and equipment will remain relatively consistent in 2006 assuming we close the Comtrak acquisition. If we do not acquire Comtrak, depreciation and amortization expense will likely decrease in 2006.

Impairment of Property and Equipment and Goodwill

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

Other Income (Expense)

We estimate that interest income will likely decrease compared to 2005 since we have entered into an agreement to purchase Comtrak. Other factors that could cause a change include, but are not limited to funding working capital needs, funding capital expenditures and buying back stock.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We seek to minimize the risk from interest rate volatility through our regular operating and financing activities and when deemed appropriate, through the use of derivative financial instruments. No derivative financial instruments are outstanding at December 31, 2005. We do not use financial instruments for trading purposes.

The main objective of interest rate risk management is to reduce our total funding cost and to alter the interest rate exposure to the desired risk profile.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets – December 31, 2005 and December 31, 2004	26

Consolidated Statements of Income – Years ended December 31, 2005,
December 31, 2004 and December 31, 2003	27

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2005,
December 31, 2004 and December 31, 2003	28

Consolidated Statements of Cash Flows – Years ended December 31, 2005,
December 31, 2004 and December 31, 2003	29

Notes to Consolidated Financial Statements	30

Schedule II – Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a) for the years ended December 31, 2005, 2004 and 2003. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above for the years ended December 31, 2005, 2004, and 2003 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission and our report dated February 20, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 20, 2006

HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 36,133	$ 16,806
Restricted investments	1,387	—
Accounts receivable
Trade, net	156,864	140,762
Other	10,603	8,313
Deferred taxes	—	4,667
Prepaid taxes	6,040	—
Prepaid expenses and other current assets	4,007	4,746

TOTAL CURRENT ASSETS	215,034	175,294
PROPERTY AND EQUIPMENT, net	13,524	19,487
GOODWILL, net	215,175	215,175
OTHER ASSETS	685	889

TOTAL ASSETS	$ 444,418	$ 410,845

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 117,712	$ 115,819
Other	3,735	1,660
Accrued expenses
Payroll	22,092	19,542
Other	19,390	15,100
Deferred taxes	960	—

TOTAL CURRENT LIABILITIES	163,889	152,121
DEFERRED TAXES	38,454	31,788
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized; no shares
issued or outstanding in 2005 and 2004	—	—
Common stock
Class A: $.01 par value; 47,337,700 shares authorized; 20,281,248 shares issued and 19,650,094 shares outstanding in 2005;
19,933,610 shares issued and outstanding in 2004;	203	199
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares
issued and outstanding in 2005 and 2004	7	7
Additional paid-in capital	183,733	182,262
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	97,557	64,611
Unearned compensation	(6,259)	(4,685)
Treasury stock, at cost (631,154 shares in 2005)	(17,708)	—

TOTAL STOCKHOLDERS' EQUITY	242,075	226,936

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 444,418	$ 410,845

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Revenue	$1,531,499	$1,426,806	$ 1,359,614

Transportation costs	1,342,476	1,247,258	1,188,932
Gross margin	189,023	179,548	170,682

Costs and expenses:
Salaries and benefits	88,182	88,193	89,980
General and administrative	36,850	39,218	45,650
Depreciation and amortization of property and equipment	9,611	11,539	10,757
Total costs and expenses	134,643	138,950	146,387

Operating income	54,380	40,598	24,295

Other income (expense):
Interest expense	(638)	(4,276)	(7,691)
Interest income	971	260	160
Debt extinguishment expenses	-	(7,296)	-
Other, net	474	712	131
Total other income (expense)	807	(10,600)	(7,400)

Income before provision for income taxes	55,187	29,998	16,895

Provision for income taxes	22,241	12,719	8,465

Net income	$ 32,946	$ 17,279	$ 8,430

Basic earnings per common share	$ 1.65	$ 0.98	$ 0.55
Diluted earnings per common share	$ 1.59	$ 0.92	$ 0.54

Basic weighted average number of shares outstanding	19,930	17,600	15,424
Diluted weighted average number of shares outstanding	20,696	18,778	15,730

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except shares)

	Years ended December 31,
	2005	2004	2003
Class A & B Common Stock Shares Outstanding
Beginning of year	20,595,906	16,105,592	15,417,092
Exercise of non-qualified stock options	346,258	745,766	74,532
Issuance of restricted stock	1,380	104,148	654,368
Purchase of treasury shares	(1,189,356)	(256,480)	(40,400)
Stock offering	-	3,600,000	-
Treasury shares issued under restricted stock and stock option plan	558,202	296,880	-
Ending balance	20,312,390	20,595,906	16,105,592

Class A & B Common Stock Amount
Beginning of year	$ 206	$ 162	$ 154
Issuance of restricted stock and exercise of stock options	4	8	8
Stock offering	-	36	-
Ending balance	210	206	162

Additional Paid-in Capital
Beginning of year	182,262	115,739	110,742
Exercise of non-qualified stock options	(7,663)	3,045	232
Tax benefit of employee stock plans	8,523	5,319	145
Issuance of restricted stock awards	611	2,324	4,620
Stock offering	-	55,835	-
Ending balance	183,733	182,262	115,739

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)	(15,458)	(15,458)
Ending balance	(15,458)	(15,458)	(15,458)

Retained Earnings
Beginning of year	64,611	47,332	38,902
Net income	32,946	17,279	8,430
Ending balance	97,557	64,611	47,332

Unearned Compensation
Beginning of year	(4,685)	(4,448)	-
Issuance of restricted stock awards, net of forfeitures	(3,751)	(2,385)	(4,628)
Compensation expense related to restricted stock awards	2,177	2,148	180
Ending Balance	(6,259)	(4,685)	(4,448)

Treasury Stock
Beginning of year	-	(292)	-
Purchase of treasury shares	(33,245)	(4,110)	(292)
Issuance of restricted stock and exercise of stock options	15,537	4,402	-
Ending balance	(17,708)	-	(292)

Total stockholders' equity	$242,075	$226,936	$143,035

The accompanying notes to consolidated financial statements are an integral part of these statements

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$32,946	$17,279	$ 8,430
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization of property and equipment	10,025	11,828	10,797
Compensation expense related to restricted stock awards	2,177	2,148	180
Deferred taxes	20,816	12,752	7,672
Gain on sale of equipment	(271)	(294)	(59)
Other assets	204	128	457
Restricted investments	(1,387)	-	-
Changes in working capital:
Accounts receivable, net	(18,392)	(13,849)	5,225
Prepaid taxes	(6,040)	-	-
Prepaid expenses and other current assets	739	(168)	154
Accounts payable	3,968	(2,866)	(7,861)
Accrued expenses	6,840	8,893	6,503
Net cash provided by operating activities	51,625	35,851	31,498
Cash flows from investing activities:
Proceeds from sale of equipment	579	383	59
Purchases of property and equipment, net	(4,370)	(3,549)	(4,443)
Net cash used in investing activities	(3,791)	(3,166)	(4,384)
Cash flows from financing activities:
Proceeds from stock offering	-	55,871	-
Proceeds from stock options exercised	4,738	7,394	232
Purchase of treasury stock	(33,245)	(4,110)	(292)
Net payments on revolver	-	(6,000)	(19,000)
Payments on long-term debt	-	(69,034)	(8,054)
Net cash used in financing activities	(28,507)	(15,879)	(27,114)
Net increase in cash and cash equivalents	19,327	16,806	-
Cash and cash equivalents beginning of period	16,806	-	-
Cash and cash equivalents end of period	$ 36,133	$ 16,806	$ -
Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 923	$ 2,995	$ 6,355
Income taxes	$ 6,811	$ 591	$ 441

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business and Summary of Significant Accounting
Policies

Business: Hub Group, Inc. (“we”, “us”, or “our”) provides intermodal transportation services utilizing primarily third party arrangements with railroads and drayage companies. We also arrange for transportation of freight by truck and perform logistics, drayage and installation services.

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

Accounts Receivable and Allowance for Uncollectible Accounts: In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of the current economic conditions. To be more specific, we reserve every account balance that has aged over one year, certain customers in bankruptcy and account balances specifically identified as uncollectible. In addition, we provide a reserve for accounts not specifically identified as uncollectible based upon historical trends which are updated routinely. Our experience resulted in a decrease in the reserve of approximately $1,200,000 in the fourth quarter of 2005. The allowance is reported on the balance sheet in net accounts receivable. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customer financial conditions. Our reserve for uncollectible accounts was approximately $7,008,000 and $7,119,000 at December 31, 2005 and 2004, respectively. Recoveries of receivables previously charged off are recorded when received.

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

Goodwill: Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with our business combinations. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets that have indefinite useful lives are not amortized but are subject to annual impairment tests. Accumulated goodwill amortization was $21,517,000 as of December 31, 2005 and 2004.

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

Fair Value of Financial Instruments: The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value at December 31, 2005 due to their short-term nature.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions. We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 5% of revenue in 2005, 2004 or 2003. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

Revenue Recognition: Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured. In accordance with EITF 91-9, revenue and related transportation costs are recognized based on relative transit time. Further, we report our revenue on a gross basis in accordance with the criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Services requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on a gross basis.

Deferred Income Taxes: Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $489,000 related to state tax net operating losses and other state credits for which a valuation allowance has been established. In the event the probability of realizing the deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

The following table illustrates the effect on the net income and net income per share if we had applied the fair value recognition provisions of Statement 123, to stock-based employee compensation (in thousands, except per share data):

	Years Ended December 31,
	2005	2004	2003
Net income, as reported	$ 32,946	$ 17,279	$ 8,430
Add: Total stock-based employee compensation included in reported net income, net of related tax effects	1,300	1,237	106
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,600)	(1,820)	(818)
Net income, pro forma	$ 32,646	$ 16,696	$ 7,718
Earnings per share:
Basic — as reported	$ 1.65	$ .98	$ .55
Basic — pro forma	$ 1.64	$ .95	$ .50
Diluted — as reported	$ 1.59	$ .92	$ .54
Diluted — pro forma	$ 1.58	$ .89	$ .49

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future periods because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted. Our stock based compensation plans are further discussed in Note 8.

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

As permitted by Statement 123, prior to January 1, 2006 we accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options. Had we adopted Statement 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the table above.

We will adopt Statement 123 (R) effective January 1, 2006 using the modified prospective method. We expect the 2006 impact of the adoption of Statement 123 (R) to be between $.01 and $.02 per share. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current literature. This requirement will reduce net operating cash flow and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $8.5 million and $5.3 million in 2005 and 2004, respectively.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts and cost of purchased transportation. Actual results could differ from those estimates.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.	Capital Structure

We have authorized common stock comprised of Class A Common Stock and Class B Common Stock. The rights of holders of Class A Common Stock and Class B Common Stock are identical, except each share of Class B Common Stock entitles its holder to approximately 40 votes, while each share of Class A Common Stock entitles its holder to one vote. We have authorized 2,000,000 shares of preferred stock.

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share:

Year Ended	Year Ended	Year Ended
December 31, 2005	December 31, 2004	December 31, 2003
(000’s)	(000’s)	(000’s)
Per-Share	Per-Share	Per-Share
Income Shares	Amount	Income Shares Amount	Income Shares Amount

Basic EPS

Net income	$32,946	19,930	$1.65	$17,279	17,600	$0.98	$8,430	15,424	$0.55

Effect of Dilutive Securities

Stock options and
restricted stock	-	766	-	-	1,178	-	-	306	-

Diluted EPS

Net income plus assumed
exercises and
restricted stock	$32,946 20,696	$1.59	$17,279	18,778	$0.92	$8,430	15,730	$0.54

There were no stock options that were not included in the calculation of diluted weighted average shares because they would have been anti-dilutive in 2005. Stock options not included in the calculation of diluted weighted average shares because they would have been anti-dilutive were 11,500 and 1,504,226 for the years ended December 31, 2004 and 2003, respectively.

NOTE 4.	Property and Equipment

Property and equipment consist of the following (in thousands):

Years Ended December 31,
	2005	2004
Building and improvements	$ -	$ 237
Leasehold improvements	913	942
Computer equipment and software	53,050	52,442
Furniture and equipment	6,851	7,188
Transportation equipment	2,180	1,461
	62,994	62,270
Less: Accumulated depreciation and amortization	(49,470)	(42,783)
Property and Equipment, net	$13,524	$19,487

Depreciation expense was $10,025,000, $11,828,000 and $10,797,000 for 2005, 2004 and 2003, respectively.

NOTE 5.	Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

    Years Ended December 31,

	2005	2004	2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.3	4.1	4.5
Nondeductible expenses	1.1	1.2	1.9
Legislative elimination of Illinois Credits	-	-	4.7
State tax impact of business restructuring	-	(3.4)	-
Provision for valuation allowance	0.4	0.9	-
Other	0.5	4.6	4.0
Net effective rate	40.3%	42.4%	50.1%

We and our subsidiaries file both unitary and separate company state income tax returns.

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,

	2005	2004	2003
Current
Federal	$ 8,629	$ 4,548	$ 343
State and local	1,319	749	595

	9,948	5,297	938

Deferred
Federal	11,301	6,318	6,565
State and local	992	1,104	962

	12,293	7,422	7,527

Total provision	$22,241	$12,719	$ 8,465

The following is a summary of our deferred tax assets and liabilities (in thousands):

Years Ended December 31,
2005	2004

Reserve for uncollectible accounts receivable	$ 2,320	$ 2,336
Accrued compensation	2,883	3,445
Other reserves	1,272	1,184
Current deferred tax assets	6,475	6,965

Operating loss and tax credit carryforwards	1,376	4,225
Other	37	48
Income tax basis in excess of financial basis of goodwill	5,294	5,641
Less valuation allowance	(489)	(271)
Long-term deferred tax assets	6,218	9,643
Total deferred tax assets	$ 12,693	$ 16,608

Prepaids	$ (958)	$ (977)
Receivables	(6,477)	(1,321)
Current deferred tax liabilities	(7,435)	(2,298)

Property and equipment	(4,750)	(7,082)
Goodwill	(39,922)	(34,349)
Long-term deferred tax liabilities	(44,672)	(41,431)
Total deferred tax liabilities	$ (52,107)	$ (43,729)

We had a federal net operating loss carryforward of approximately $4,197,000 at December 31, 2004. This federal net operating loss carryforward was utilized in 2005.

Management believes it is more likely than not that the deferred tax assets will be realized with the exception of $489,000 related to state net operating losses and other state credits for which a valuation allowance has been established.

We have federal tax credit carryforwards of approximately $761,000 at December 31, 2005. The federal tax credits have expiration dates as follows:

(In thousands)
2020	$313
2021	448
Total	$761

NOTE 6.	Long-Term Debt and Financing Arrangements

On July 6, 2004, we used the net proceeds from our public offering (see Note 15) to prepay our $50,000,000 of 9.14% debt as well as the majority of the make-whole penalty payment of $6,804,000. As a result of the pre-payment, we recorded debt extinguishment expenses of $7,296,000 (after-tax of approximately $4,232,000) consisting of $6,804,000 in pre-payment penalties and $492,000 related to the write-off of the related deferred financing costs.

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

In February 2006, we amended the revolving credit agreement to provide for unsecured borrowing up to $50.0 million. No other terms of the credit agreement were amended.

We had $39.0 million of unused and available borrowings under our bank revolving line of credit at December 31, 2005. We were in compliance with our debt covenants at December 31, 2005.

We have standby letters of credit that expire from 2006 to 2012. As of December 31, 2005, the outstanding letters of credit were $1.0 million.

NOTE 7.	Rental Expense, User Charges and Lease Commitments

Minimum annual rental commitments, at December 31, 2005, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2006	$ 15,076
2007	13,983
2008	10,547
2009	8,752
2010	7,295
2011 and thereafter	12,343
$ 67,996

Total rental expense included in general and administrative expense was approximately $7,981,000, $9,697,000, and $12,526,000 for 2005, 2004 and 2003, respectively. Additional rental expense of $3,036,000, $1,085,000 and $1,694,000 was included in transportation costs for 2005, 2004 and 2003, respectively. Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. We straight-line rental expense in accordance with Statement of Financial Accounting Standards No. 13, paragraph 15 and Financial Accounting Standards Board Technical Bulletin 85-3.

We incur charges for our use of a fleet of dedicated containers which are included in transportation costs. Such charges were $33,830,000, $31,063,000 and $28,451,000 for the years ended December 31, 2005,

2004 and 2003, respectively. At December 31, 2005, under the agreements, we have the ability to return the containers. As a result, no minimum commitment has been included in the table above.

NOTE 8.	Stock-Based Compensation Plans

In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 900,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 300,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 1,200,000. In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 1,200,000. In 2003, we amended our 2002 Incentive Plan to add an additional 1,000,000 shares of Class A Common Stock. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant.

Information regarding these option plans for 2005, 2004 and 2003 is as follows:

2005		2004		2003
	Weighted Avg.		Weighted Avg.		Weighted Avg.
Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding,

beginning of year	1,700,148	$4.97	2,854,868	$5.74	2,804,100	$6.21
Options exercised	(802,034)	5.91	(1,046,986)	7.07	(74,532)	3.12
Options granted	--	--	--	--	387,000	2.92
Options forfeited	(6,500)	7.04	(107,734)	4.86	(261,700)	7.43

Options outstanding,

end of year	891,614	$4.12	1,700,148	$4.97	2,854,868	$5.74

Weighted average fair

value of options
granted during the year	$-	$-	$1.29
Options exercisable at year end	736,481	1,121,689	1,594,143

Option price range at end

of year	$2.43 to $14.08	$2.43 to $14.08	$2.43 to $14.08

Weighted average option

price for exercised shares	$5.91	$7.07	$3.12

Options available for

grant at end of year	791,232	904,158	896,232

The following table summarizes information about options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
$ 2.43 to $ 2.51	107,200	7.07	$ 2.47	32,267	$ 2.50
$ 2.60 to $ 2.83	458,665	6.96	$ 2.63	458,665	$ 2.63
$ 2.92 to $ 5.28	155,799	6.62	$ 4.13	78,399	$ 4.06
$ 5.54 to $ 14.08	169,950	3.29	$ 9.16	167,150	$ 9.22

$ 2.43 to $ 14.08	891,614	6.21	$ 4.12	736,481	$ 4.27

For purposes of determining the pro forma effect of these options as discussed in Note 1, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming:

Year Ended December 31, 2003
Dividend yield	0.00%
Risk-free interest rate	3.50%
Volatility factor	40.00%
Expected life in years	6.0

During 2005 and 2004, no stock options were granted.

Restricted Stock

During the fourth quarter of 2003, we granted 633,008 shares of restricted stock to certain employees and 21,360 shares of restricted stock to outside directors with a weighted average grant date fair value of $7.05. The stock vests over a three year period. Compensation expense recorded related to the restricted stock was approximately $180,000 during 2003.

During 2004, we granted 117,690 shares of restricted stock to certain employees and 6,948 shares of restricted stock to outside directors with a weighted average grant date fair value of $20.80. The stock vests over a three year period. Compensation expense recorded related to the 2004 and 2003 restricted stock grants was approximately $2,148,000 during 2004.

During 2005, we granted 111,730 shares of restricted stock to certain employees and 5,322 shares of restricted stock to outside directors with a weighted average grant date fair value of $33.35. The stock vests over a three year period. Compensation expense recorded related to the 2005, 2004 and 2003 restricted stock grants was approximately $2,177,000 during 2005.

NOTE 9.	Business Segment

We have no separately reportable segments. Under the enterprise wide disclosure requirements, we report revenue (in thousands), for Intermodal Services, Truck Brokerage Services, Logistics Services and Distribution Services as follows:

	Years Ended December 31,
	2005	2004	2003

Intermodal Services	$ 1,079,799	$ 1,014,533	$ 976,723
Truck Brokerage Services	266,546	225,466	210,493
Logistics Services	135,535	140,723	118,601
Distribution Services	49,619	46,084	53,797
Total Revenue	$ 1,531,499	$ 1,426,806	$ 1,359,614

In August 2004, HGDS transferred its pharmaceutical sample delivery business to logistics, resulting in an increase in logistics revenue of $4,315,000 for the year ended December 31, 2004.

NOTE 10.	Employee Benefit Plans

We had one profit-sharing plan and trust in 2005, 2004 and 2003 under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We expensed approximately $1,124,000, $1,091,000 and $1,148,000 related to these plans in 2005, 2004 and 2003, respectively.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the consolidated balance sheet represent the fair value of the mutual funds and other security investments related to the Plan at December 31, 2005. Both realized and unrealized gains and losses, which have not been material, are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan. We expensed $648,000, $884,000, and $742,000 related to these plans in 2005, 2004 and 2003, respectively. This expense includes interest of $515,000, $667,000 and $556,000 in 2005, 2004 and 2003, respectively.

NOTE 11.	Legal Matters

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

NOTE 12.	Restructuring Charges

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

During the year ended December 31, 2005, we recorded a severance charge for 37 employees of $249,000.

All severance charges are included in salaries and benefits in the statements of income and all lease obligation and closing costs are included in general and administrative in the statements of income.

The following table displays the activity and balances of the restructuring reserves in the consolidated balance sheets (in thousands):

	Headcount	Consolidation
	Reduction	of Facilities	Total
Balance at December 31, 2002	$ -	$ 458	$ 458
Additional restructuring expenses	876	180	1,056
Cash payments	(801)	(277)	(1,078)
Balance at December 31, 2003	75	361	436
Additional restructuring expenses	661	118	779
Cash payments	(736)	(333)	(1,069)
Balance at December 31, 2004	-	146	146
Additional restructuring expenses	249	-	249
Cash payments	(222)	(186)	(408)
Adjustments for previous estimate	-	40	40
Balance at December 31, 2005	$ 27	$ -	$ 27

NOTE 13.	Stock Buy Back Plans

During the fourth quarter of 2003, the Board of Directors authorized the purchase of up to 500,000 shares of our Class A Common Stock from time to time. The timing of the program was determined by financial and market conditions. During the fourth of quarter of 2003, we purchased 40,400 shares for $292,000. We purchased an additional 193,000 shares for $2,763,000 in 2004. During the first quarter of 2005, the Board of Directors terminated the prior buy back plan and authorized the purchase of up to $30.0 million worth of our Class A Common Stock. During the second quarter of 2005, we completed the authorized purchase of $30.0 million worth of our Class A Common Stock. We intend to hold the repurchased shares in treasury for future use.

On August 22, 2005, the Board of Directors authorized the purchase of up to $45.0 million of its Class A Common Stock. This authorization expires on December 31, 2006. Hub intends to make purchases from time to time as market conditions warrant. Hub intends to hold the repurchased shares in treasury for future use. No purchases were made under this new plan during 2005.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plans:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plans (in 000’s)
January 1 to June 30	1,094,799	$27.38	1,094,799	$ -
July 1 to December 31	-	-	-	45,000
Total	1,094,799	$27.38	1,094,799	$ 45,000

NOTE 14.	Stock Split

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

NOTE 15.	Public Equity Offering

We completed a public offering of Class A Common Stock priced at $16.50 per share, before underwriting discounts and commissions, on July 2, 2004. We sold 3,600,000 shares and selling stockholders sold 770,000 shares. The Company’s net proceeds of $55,871,000 were used to prepay the $50,000,000 of 9.14% debt on July 6, 2004 as well as the majority of the make-whole payment of $6,804,000 (see Note 6).

NOTE 16.	HGDS Purchase Option

On November 11, 2004, we, along with our wholly owned subsidiary, Hub Group Distribution Services, LLC ("HGDS"), entered into the Purchase Option and Right of First Refusal Agreement pursuant to which HGDS granted an entity controlled by William J. McKenna the exclusive option to purchase all or substantially all of the assets of HGDS for a cash purchase price of $11,300,000 (subject to adjustment on the closing date), plus the assumption of certain HGDS liabilities. Mr. McKenna agreed to serve as President of HGDS effective December 1, 2004. McKenna's company may exercise the option during the period (the "Option Period") commencing on November 11, 2004, and ending on the earlier to occur of (i) March 31, 2007, and (ii) the date on which McKenna's employment with HGDS terminates; provided, however, that this period may be extended for up to 180 days depending on the circumstances of the termination of McKenna's employment. Additionally, HGDS granted McKenna's company a right of first refusal with respect to any acceptable third-party offers that we or HGDS receive during the Option Period for all or substantially all of the assets of HGDS.

During the Option Period, we and HGDS agreed that, except as required by law, we would not solicit or initiate discussions or negotiations with any person other than McKenna's company relating to the sale of HGDS or its assets.

NOTE 17.	Subsequent Event

On January 19, 2006, we entered into a definitive agreement to acquire Comtrak, Inc. Comtrak is a transportation company whose services include primarily rail and international drayage for the intermodal sector. The agreement states that we will pay $38 million in cash at closing, which is expected to occur during the first quarter of 2006. The purchase price will be subject to adjustment based on Comtrak’s working capital at closing. In addition, the agreement provides for an earn-out for 2006 and 2007, consisting of two cash payments, each of which will not exceed $5 million. The closing is subject to certain customary closing conditions and approvals.

NOTE 18.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2005 and 2004 (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Year Ended December 31, 2005:
Revenue	$ 339,858	$ 371,630	$ 399,400	$ 420,611
Gross margin	43,245	46,909	49,127	49,742
Operating income	9,135	13,464	15,430	16,351
Net income	5,348	7,925	9,610	10,063
Basic earnings per share	$ .26	$ .40	$ .49	$ .50
Diluted earnings per share	$ .25	$ .38	$ .47	$ .49

	Quarters
	First	Second	Third	Fourth
Year Ended December 31, 2004:
Revenue	$ 328,302	$ 348,971	$ 362,105	$ 387,428
Gross margin	41,804	43,665	48,028	46,051
Operating income	6,297	8,266	13,958	12,077
Net income	2,713	4,059	3,552	6,955
Basic earnings per share	$ .18	$ .26	$ .18	$ .35
Diluted earnings per share	$ .17	$ .24	$ .17	$ .33

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. As of December 31, 2005, management carried out an evaluation of the effectiveness of our internal controls and procedures. Management based their assessment on the framework of Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based upon this evaluation, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders

Hub Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Hub Group, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated balance sheets of Hub Group, Inc. as of December 31, 2005 and 2004, and the related Consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Hub Group, Inc. and our report dated February 20, 2006 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 20, 2006

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled “Election of Directors” and “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 11, 2006, sets forth certain information with respect to our directors and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Item 11.	EXECUTIVE COMPENSATION

The section entitled “Compensation of Directors and Executive Officers” appearing in our proxy statement for our annual meeting of stockholders to be held on May 11, 2006, sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The sections entitled “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 11, 2006, sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	891,614	$4.12	791,232
Equity compensation plans not approved by security holders	--	--	--
Total	891,614	$4.12	791,232

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section entitled “Certain Transactions” appearing in our proxy statement for the annual meeting of our stockholders to be held on May 11, 2006, sets forth certain information with respect to certain business relationships and transactions between us and our directors and officers and it is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for our annual meeting of stockholders to be held on May 11, 2006, sets forth certain information with respect to certain fees we have paid to our principal accountant for services and it is incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2005 and December 31, 2004

Consolidated Statements of Income - Years ended December 31, 2005, December 31, 2004 and December 31, 2003

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2005, December 31, 2004 and December 31, 2003

Consolidated Statements of Cash Flows - Years ended December 31, 2005, December 31, 2004 and December 31, 2003

Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

The following financial statement schedules of Hub Group, Inc. are filed as part of this report and should be read in conjunction with the consolidated financial statements of Hub Group, Inc.:

Page
II. Valuation and qualifying accounts and reserves .......................................................................... S-1

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

Date: February 22, 2006	HUB GROUP, INC.

By /s/ DAVID P. YEAGER
David P. Yeager
Chief Executive Officer and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/Phillip C. Yeager Phillip C. Yeager	Chairman and Director	February 22, 2006

/s/ David P. Yeager David P. Yeager	Vice Chairman, Chief Executive Officer and Director	February 22, 2006
/s/ Mark A. Yeager Mark A. Yeager	President, Chief Operating Officer and Director	February 22, 2006
/s/ Thomas M. White Thomas M. White	Senior Vice President-Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 22, 2006
/s/ Charles R. Reaves Charles R. Reaves	Director	February 22, 2006
/s/ Martin P. Slark Martin P. Slark	Director	February 22, 2006
/s/ Gary D. Eppen Gary D. Eppen	Director	February 22, 2006

SCHEDULE II

HUB GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Deductions	Balance at
	Beginning	Costs &	and	End
	of Year	Expenses	Adjustments	of Year
Year Ended December 31:
Allowance for uncollectible trade accounts
2005	$ 7,119,000	$ 523,000	$ (634,000)	$ 7,008,000
2004	$ 6,304,000	$ 80,000	$ 735,000	$ 7,119,000
2003	$ 6,272,000	$ 722,000	$ (690,000)	$ 6,304,000

Deferred tax valuation allowance

2005	$ 271,000	$ 218,000	$ -	$ 489,000

2004	$ -	$ 271,000	$ -	$ 271,000

S-1

                                                                                               INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 and 3.3 to the Registrant’s registration statement on Form S-1, File No. 33-90210)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1, File No. 33-90210)

10.1

Amended and Restated Limited Partnership Agreement of Hub City Canada, L.P. (incorporated by reference to Exhibit 10.2 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No 000-27754)

10.2	Stockholders' Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

10.3

Letter from the Registrant to Thomas M. White dated June 4, 2002 (incorporated by reference to Exhibit 10.28 to the Registrant’s report on Form 10-K dated March 12, 2003 and filed on March 13, 2003, File No. 000-27754)

10.4

Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document (incorporated by reference to Exhibit 10.15 to the Registrant’s report on Form 10-K dated February 25, 2005 and filed on February 28, 2005, File No. 000-27754)

10.5

Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s report on Form 10-K dated February 25, 2005 and filed on February 28, 2005, File No. 000-27754)

10.6

Hub Group’s Nonqualified Deferred Compensation Plan, Amendment 1 (incorporated by reference to Exhibit 10.17 to the Registrant’s report on Form 10-K dated February 25, 2005 and filed on February 28, 2005, File No. 000-27754)

10.7	Description of Executive Officer cash compensation for 2006

10.8	Director compensation for 2006

10.9

Hub Group’s 2002 Long Term Incentive Plan (as amended and restated effective December 3, 2003) (incorporated by reference from Exhibit 4.1 from the Registrant’s report on Form S-8 dated and filed May 17, 2004)

10.10	Purchase Option and Right of Refusal Agreement dated November 11, 2004 (incorporated by reference from Exhibit 10.1 to the Registrant’s Report on Form 8-K dated and filed November 16, 2004)

10.11

Equipment Purchase Contract dated as of March 7, 2005 between Hub City Terminals, Inc., and Shanghai Jindo Container Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 7, 2005 and filed March 8, 2005, File No. 000-27754)

10.12

$40 million Credit Agreement dated as of March 23, 2005 among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 23, 2005 and filed March 25, 2005, File No. 000-27754)

10.13

Lease Agreement dated as of May 10, 2005, between Banc of America Leasing & Capital, LLC and Hub City Terminals, Inc., with form of Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.14

Guaranty of Corporation, dated as of May 10, 2005, made by Registrant to, and for the benefit of, Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.15

Asset Purchase Agreement, dated January 19, 2006, by and among Hub Group, Inc., Comtrak, Inc. and Michael J. Bruns (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated January 19, 2006 and filed January 25, 2006, File No. 000-27754)

10.16	Amendment to the $40 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated February 21, 2006

14

Hub Group’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 to the Registrant’s report on Form 10-K dated March 12, 2003 and filed on March 13, 2003, File No. 000-27754)

16.1

Letter from Grant Thornton LLP to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Registrant’s report on Form 8-K dated February 8, 2005 and filed May 23, 2005, File No. 000-27754)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1

Certification of David P. Yeager, Vice Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit of 31 of Item 601 of Regulation S-K

31.2

Certification of Thomas M. White, Senior Vice President - Chief Financial Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit of 31 of Item 601 of Regulation S-K

32.1

Certification of David P. Yeager and Thomas M. White, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350, filed under Exhibit 32 of Item 601 of Regulation S-K

EXHIBIT 10.7

Hub Group, Inc.

Description of Executive Officer Cash Compensation

For 2006

Annual Cash Compensation

Base Salary

Set forth below are the base salaries of the Chief Executive Officer and each of the four most highly compensated executive officers in 2005 effective January 1, 2006. The Company considers various factors in assigning executive officers to specific salary ranges, including job content, level of responsibility, accountability, and the competitive compensation market. On an annual basis, all executive officers’ salaries are reviewed and adjusted to reflect individual performance and position within their respective ranges.

Bonus Plan

Executive officers are eligible for annual performance-based awards under the Company’s bonus plan, as are all salaried employees. For 2005, goals were weighted upon achievement of targeted levels of earnings per share and, for some executives, upon achievement of personal goals. The goals for 2006 will also be weighted.

Restricted Stock

The Company makes periodic grants of restricted stock to executive officers. Grants of restricted stock have historically provided for vesting in three years after grant.

David P. Yeager

Vice Chairman and Chief Executive Officer

Base
2006	$558,123

Mark A. Yeager

President and Chief Operating Officer

Base
2006	$387,853

Thomas M. White

Sr. Vice President, Treasurer and Chief Financial Officer

Base
2006	$349,211

David Marsh

Executive Vice President Highway

Base
2006	$270,375

Christopher R. Kravas

Executive Vice President – Strategy and Yield Management

Base
2006	$265,225

EXHIBIT 10.8

Hub Group, Inc.

Directors’ Compensation For 2006

Directors’ Compensation

Non-employee directors receive an annual retainer fee of $50,000 in 2006, paid in quarterly installments. In addition, expenses are paid for attendance at each Committee meeting. Directors who are also officers or employees of the Company receive no compensation for duties performed as a director or a committee chairman.

Stock Plan

The Company makes periodic grants of restricted stock to the directors.

EXHIBIT 10.16

FIRST AMENDMENT TO CREDIT AGREEMENT

This First Amendment to Credit Agreement (herein, the “Amendment”) is entered into as of February 21, 2006 between Hub Group, Inc., a Delaware corporation (the “Public Hub Company”), and Hub City Terminals, Inc., a Delaware corporation (“Hub Chicago”) (the Public Hub Company and Hub Chicago being hereinafter referred to collectively as the “Borrowers” and individually as a “Borrower”), and Harris N.A., successor by merger with Harris Trust and Savings Bank (the “Bank”).

PRELIMINARY STATEMENTS

A.      The Borrowers and the Bank entered into a certain Credit Agreement, dated as of March 23, 2005 (the “Credit Agreement”). All capitalized terms used herein without definition shall have the same meanings herein as such terms have in the Credit Agreement.

B.      The Borrowers have requested that the Bank increase its Commitment from $40,000,000 to $50,000,000, and the Bank is willing to do so under the terms and conditions set forth in this Amendment.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

SECTION 1.	AMENDMENTS.

Subject to the satisfaction of the conditions precedent set forth in Section 2 below, the Credit Agreement shall be and hereby is amended as follows:

1.1.        Section 1.1 of the Credit Agreement shall be amended by striking the amount “$40,000,000” appearing therein and substituting in lieu thereof the amount “$50,000,000”.

SECTION 2.	CONDITIONS PRECEDENT.

The effectiveness of this Amendment is subject to the satisfaction of all of the following conditions precedent:

2.1.	The Borrowers and the Bank shall have executed and delivered this Amendment.

2.2.        The Borrowers shall have executed and delivered a new Revolving Note in the form attached hereto as Annex A (the “New Revolving Note”).

2.3.        The Bank shall have received copies (executed or certified, as may be appropriate) of resolutions of the Board of Directors of each Borrower authorizing the execution, delivery, and performance of this Amendment and the New Revolving Note.

2.4.        Legal matters incident to the execution and delivery of this Amendment and the New Revolving Note shall be satisfactory to the Bank and its counsel.

SECTION 3.	REPRESENTATIONS.

In order to induce the Bank to execute and deliver this Amendment, the Borrowers hereby represent to the Bank that as of the date hereof the representations and warranties set forth in Section 6 of the Credit Agreement and in the other Loan Documents are and shall be and remain true and correct in all material respects (except to the extent the same expressly relate to an earlier date) and no Default or Event of Default has occurred and is continuing under the Credit Agreement or shall result after giving effect to this Amendment.

SECTION 4.	MISCELLANEOUS.

4.1.      Except as specifically amended herein, the Credit Agreement shall continue in full force and effect in accordance with its original terms. Reference to this specific Amendment need not be made in the Credit Agreement, the Note, or any other instrument or document executed in connection therewith, or in any certificate, letter or communication issued or made pursuant to or with respect to the Credit Agreement, any reference in any of such items to the Credit Agreement being sufficient to refer to the Credit Agreement as amended hereby.

4.2.      The Borrowers agree to pay on demand all reasonable and documented out-of-pocket costs and expenses of or incurred by the Bank in connection with the negotiation, preparation, execution and delivery of this Amendment, including the reasonable and documented fees and expenses of counsel for the Bank.

4.3.      This Amendment may be executed in any number of counterparts, and by the different parties on different counterpart signature pages, all of which taken together shall constitute one and the same agreement. Any of the parties hereto may execute this Amendment by signing any such counterpart and each of such counterparts shall for all purposes be deemed to be an original. This Amendment shall be governed by the internal laws of the State of Illinois.

[SIGNATURE PAGE FOLLOWS.]

This First Amendment to Credit Agreement is entered into as of the date and year first above written.

HUB GROUP, INC.

By	/s/ Mark A. Yeager Name Mark A Yeager Title President

HUB CITY TERMINALS, INC.

By	/s/ Mark A. Yeager Name Mark A Yeager Title President

Accepted and agreed to.

HARRIS N.A., successor by merger with Harris Trust and Savings Bank

By
Name
Title

ANNEX A

REVOLVING NOTE

$50,000,000.00	February 21, 2006

On the Termination Date, for value received, the undersigned, HUB GROUP, INC., a Delaware corporation (the “Public Hub Company”), and HUB CITY TERMINALS, INC., a Delaware corporation (“Hub Chicago”) (the Public Hub Company and Hub Chicago being hereinafter referred to collectively as the “Borrowers” and individually as a “Borrower”), hereby jointly and severally promise to pay to the order of HARRIS N.A., SUCCESSOR BY MERGER WITH HARRIS TRUST AND SAVINGS BANK (the “Bank”) at its office at 111 West Monroe Street, Chicago, Illinois, the principal sum of (i) FIFTY MILLION and no/100 DOLLARS ($50,000,000.00), or (ii) such lesser amount as may at the time of the maturity hereof, whether by acceleration or otherwise, be the aggregate unpaid principal amount of all Loans owing from the Borrowers to the Bank under the Revolving Credit provided for in the Credit Agreement hereinafter mentioned.

This Note evidences Loans made and to be made to the Borrowers by the Bank under the Revolving Credit provided for under that certain Credit Agreement dated as of March 23, 2005 among the Borrowers and the Bank (said Credit Agreement, as the same may be amended, modified or restated from time to time, being referred to herein as the “Credit Agreement”), and the Borrowers hereby jointly and severally promise to pay interest at the office described above on such Loans evidenced hereby at the rates and at the times and in the manner specified therefor in the Credit Agreement.

This Note is issued by the Borrowers under the terms and provisions of the Credit Agreement and this Note and the holder hereof are entitled to all of the benefits and security provided for thereby or referred to therein, to which reference is hereby made for a statement thereof. This Note may be declared to be, or be and become, due prior to its expressed maturity, voluntary prepayments may be made hereon, all in the events, on the terms and with the effects provided in the Credit Agreement. All capitalized terms used herein without definition shall have the same meanings herein as such terms are defined in the Credit Agreement.

The Borrowers hereby jointly and severally promise to pay all costs and expenses (including attorneys’ fees) suffered or incurred by the holder hereof in collecting this Note or enforcing any rights in any collateral therefor. The Borrowers hereby waive presentment for payment and demand.

This Note is issued in substitution and replacement for that certain Revolving Note of the Borrowers dated March 23, 2005 payable to the order of the Bank in the face principal amount of $40,000,000.

THIS NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH, AND GOVERNED BY, THE INTERNAL LAWS OF THE STATE OF ILLINOIS WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAWS.

HUB GROUP, INC.

By Name Title

HUB CITY TERMINALS, INC.

By Name Title

EXHIBIT 21

Subsidiaries of Hub Group, Inc.

SUBSIDIARIES	JURISDICTION OF INCORPORATION/ORGANIZATION
Hub City Terminals, Inc.	Delaware
Hub Group Atlanta, L.L.C.	Delaware
Hub Group Canada L.P.	Delaware
Hub City Texas, L.P.	Delaware
Hub Group Associates, Inc.	Illinois
Hub Group Distribution Services, L.L.C.	Illinois
Quality Services L.L.C.	Missouri
Hub Chicago Holdings, Inc.	Delaware
Hub Group Transport, L.L.C.	Delaware
Hub Freight Services, Inc.	Delaware

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Form S-3 No. 333-116304 and Forms S-8, Nos. 333-115576, 333-33006, 333-06327, 333-107745, 333-103845 and 333-48185) of Hub Group, Inc. and the related Prospectuses of our reports dated February 20, 2006, with respect to the consolidated financial statements and schedule of Hub Group, Inc., Hub Group, Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Hub Group, Inc. included in this Annual Report on Form 10-K for the year ended December 31, 2005.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2006