Form 10-Q
period 2006-03-31
HUB GROUP INC
filed 2006-04-25
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006 or

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

On April 20, 2006, the registrant had 20,002,736 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

Page

PART I. Financial Information:

Hub Group, Inc. - Registrant

Condensed Consolidated Balance Sheets – March 31, 2006 (unaudited) and

December 31, 2005	3

Unaudited Condensed Consolidated Statements of Income - Three Months

Ended March 31, 2006 and 2005	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity - Three

Months Ended March 31, 2006	5

Unaudited Condensed Consolidated Statements of Cash Flows - Three

Months Ended March 31, 2006 and 2005	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Management’s Discussion and Analysis of Financial Condition and

Results of Operations	14

Quantitative and Qualitative Disclosures related to Market Risk	20

Controls and Procedures	21

PART II. Other Information	22

HUB GROUP, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 17,314	$ 36,133
Restricted investments	1,973	1,387
Accounts receivable
Trade, net	139,641	147,004
Other	9,943	10,603
Prepaid taxes	5,777	6,040
Prepaid expenses and other current assets	5,683	3,860
Assets of discontinued operations	15,690	17,855
TOTAL CURRENT ASSETS	196,021	222,882

Property and equipment, net	25,315	12,767
Other intangibles, net	7,837	-
Goodwill, net	220,168	208,150
Other assets	325	619
TOTAL ASSETS	$ 449,666	$ 444,418
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 108,440	$ 114,094
Other	6,767	3,668
Accrued expenses
Payroll	11,873	20,909
Other	20,443	18,917
Deferred taxes	687	960
Liabilities of discontinued operations	3,916	5,341
TOTAL CURRENT LIABILITIES	152,126	163,889

DEFERRED TAXES	39,694	38,454
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no
shares issued or outstanding in 2006 and 2005	-	-
Common stock
Class A: $.01 par value; 47,337,700 shares authorized;
20,281,248 shares issued and 19,995,823 outstanding in 2006;	203	203
20,281,248 shares issued and 19,650,094 outstanding in 2005
Class B: $.01 par value; 662,300 shares authorized; 662,296
shares issued and outstanding in 2006 and 2005	7	7
Additional paid-in capital	174,364	183,733
Purchase price in excess of predecessor basis, net of tax benefit of
$10,306	(15,458)	(15,458)
Retained earnings	106,687	97,557
Unearned compensation	-	(6,259)
Treasury stock; at cost, 285,425 shares in 2006 and 631,154
shares in 2005	(7,957)	(17,708)
TOTAL STOCKHOLDERS' EQUITY	257,846	242,075
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 449,666	$ 444,418

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenue	$356,745	$329,405
Transportation costs	309,175	289,297
Gross margin	47,570	40,108

Costs and expenses:
Salaries and benefits	22,854	20,610
General and administrative	9,158	9,226
Depreciation of property and equipment and amortization of intangibles	1,859	2,222
Total costs and expenses	33,871	32,058

Operating income	13,699	8,050

Other income (expense):
Interest expense	(127)	(207)
Interest income	446	200
Other, net	105	14
Total other income	424	7

Income from continuing operations before provision for income taxes	14,123	8,057
Provision for income taxes	5,649	3,344
Income from continuing operations	8,474	4,713

Discontinued operations:
Income from discontinued operations of HGDS before provision for income taxes	1,094	1,085
Provision for income taxes	438	450
Income from discontinued operations	656	635

Net income	$ 9,130	$ 5,348

Basic earnings per common share Income from continuing operations	$ 0.42	$ 0.23
Income from discontinued operations	0.03	0.03

Net Income	$ 0.45	$ 0.26

Diluted earnings per common share Income from continuing operations	$ 0.41	$ 0.22
Income from discontinued operations	0.03	0.03

Net Income	$ 0.44	$ 0.25

Basic weighted average number of shares outstanding	20,098	20,282

Diluted weighted average number of shares outstanding	20,651	21,158

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2006
(in thousands, except shares)
March 31,
2006

Class A & B Common Stock Shares Outstanding
Beginning of year	20,312,390
Purchase of treasury shares	(923)
Treasury shares issued under restricted stock and stock option plans	346,652
Ending balance	20,658,119

Class A & B Common Stock Amount
Beginning of year	$ 210
Issuance of restricted stock and exercise of stock options	-
Ending balance	210

Additional Paid-in Capital
Beginning of year	183,733
Equity reclassification impact of adopting SFAS No. 123 (R)	(6,259)
Exercise of non-qualified stock options	(7,433)
Share based compensation expense	771
Issuance of restricted stock awards, net of forfeitures	(1,215)
Tax benefit of share-based compensation plans	4,767
Ending balance	174,364

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	97,557
Net income	9,130
Ending balance	106,687

Unearned Compensation
Beginning of year	(6,259)
Equity reclassification impact of adopting SFAS No. 123 (R)	6,259
Ending balance	-

Treasury Stock
Beginning of year	(17,708)
Purchase of treasury shares	(38)
Issuance of restricted stock and exercise of stock options	9,789
Ending balance	(7,957)

Total stockholders’ equity	$ 257,846
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Income from continuing operations	$ 8,474	$ 4,713
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation of property and equipment and amortization of intangibles	2,175	2,332
Deferred taxes	917	2,558
Compensation expense related to share–based compensation plans	771	520
Loss (Gain) on sale of assets	26	(12)
Other assets	299	511
Changes in working capital excluding effects of purchase transaction:
Restricted investments	(586)	(661)
Accounts receivable, net	18,172	2,256
Prepaid taxes	(125)	-
Prepaid expenses and other current assets	(1,628)	1,011
Accounts payable	(5,090)	381
Accrued expenses	(8,372)	(11,727)
Net cash provided by operating activities	15,033	1,882

Cash flows from investing activities:
Proceeds from sale of equipment	26	12
Purchases of property and equipment, net	(1,047)	(932)
Cash used in acquisition of Comtrak, Inc.	(40,491)	-
Net cash used in investing activities	(41,512)	(920)

Cash flows from financing activities:
Proceeds from stock options exercised	1,141	2,184
Purchase of treasury stock	(38)	(5,599)
Excess tax benefits from share-based compensation	4,767	-
Net cash provided by (used in) financing activities	5,870	(3,415)

Cash flows from operating activities of discontinued operations	1,822	1,245
Cash flows used in investing activities of discontinued operations	(32)	(28)
Net cash provided by discontinued operations	1,790	1,217

Net decrease in cash and cash equivalents	(18,819)	(1,236)
Cash and cash equivalents beginning of period	36,133	16,806
Cash and cash equivalents end of period	$ 17,314	$ 15,570

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 341	$ 839
Income taxes	$ 91	$ 333

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

NOTES TO UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Interim Financial Statements

Our accompanying unaudited condensed consolidated financial statements of Hub Group, Inc. (“we”, “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at March 31, 2006 and results of operations for the three months ended March 31, 2006 and 2005.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.	Share-Based Compensation

In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 900,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 300,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 1,200,000. In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 1,200,000. In 2003, we amended our 2002 Incentive Plan to add an additional 1,000,000 shares of Class A Common Stock that are reserved for issuance. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant. Restricted stock vests over a three to five year period. At March 31, 2006, 758,813 shares are available for future grants.

Prior to January 1, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation.” No stock-option based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (R) “Share-Based Payment” (SFAS No. 123 (R)), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Results for prior periods have not been restated. We have not granted any stock options since 2003.

We recognize the cost of all share-based awards on a straight-line basis over the vesting period of the award. Share-based compensation expense for the three months ended March 31, 2006 and 2005 was $0.8 million and $0.5 million or $0.5 million and $0.3 million net of taxes, respectively. Share-based compensation is included in salaries and benefits in the accompanying statements of income.

We have elected to calculate our initial pool of excess benefits under FSP 123 (R)-3 ("FSP"). Prior to adoption of the SFAS No. 123 (R), we presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with the FSP which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash flow in-flow and an operating cash out-flow. First quarter 2006 results included $4.8 million of excess tax benefits as a financing cash in-flow and an operating cash out-flow.

The following table illustrates the effect on the net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, to share-based employee compensation in the first quarter of 2005 (in thousands, except per share data):

Three Months Ended
March 31,
2005
Income from continuing operations, as reported	$ 4,713

Income from discontinued operations, as reported	635

Total net income	5,348

Add: Total share–based compensation included in net income, net of
related tax effects	304

Deduct: Total share-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects	(391)

Income from continuing operations, pro forma	4,626

Income from discontinued operations, pro forma	635

Total net income, pro forma	$ 5,261

Earnings per share:

Basic from continuing operations, as reported	$ 0.23

Basic from discontinued operations, as reported	$ 0.03

Basic–pro forma from continuing operations	$ 0.23

Basic–pro forma from discontinued operations	$ 0.03

Diluted from continuing operations, as reported	$ 0.22

Diluted from discontinued operations, as reported	$ 0.03

Diluted–pro forma from continuing operations	$ 0.22

Diluted–pro forma from discontinued operations	$ 0.03

The following table summarizes the stock option activity for the quarter ended March 31, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	891,614	$ 4.12
Options exercised	(305,266)	$ 3.74
Options forfeited	(2,000)	$ 9.38
Outstanding at March 31, 2006	584,348	$ 4.30	6.04	$ 24,121,300

Exercisable at March 31, 2006	493,548	$ 4.44	5.89	$ 20,305,196

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and March 31, 2005 was $12.0 million and $8.3 million, respectively. Cash received from stock options exercised during the quarter ended March 31, 2006 was $1.1 million and the tax benefit realized for tax deductions from stock options exercised was $4.6 million.

The following table summarizes the non-vested restricted stock activity for the quarter ended March 31, 2006:

Non-vested restricted stock	Shares	Weighted Average Grant Date Fair Value

Non-vested December 31, 2005	371,752	$ 17.87
Granted	46,752	$ 42.78
Vested	(2,404)	$ 15.97
Forfeited	(5,366)	$ 18.33
Non-vested at March 31, 2006	410,734	$ 20.71

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The weighted average grant date fair value of non-vested restricted stock granted in the quarter ended March 31, 2005 was $25.35. The total fair value of shares vested in the quarters ending March 31, 2006 and 2005 was $0.1 million and $1.3 million, respectively.

As of March 31, 2006, there was $7.5 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.25 years. Estimated compensation expense related to existing share-based plans is $3.4 million and $2.4 million for the years ended December 31, 2006 and 2007, respectively.

NOTE 3.                   Earnings Per Share

The following is a reconciliation of our earnings per share:

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	(000’s)			(000’s)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$8,474	20,098	$0.42	$4,713	20,282	$0.23
Income from discontinued operations	656	20,098	0.03	635	20,282	0.03
Net Income	$9,130	20,098	$0.45	$5,348	20,282	$0.26

Effect of Dilutive Securities
Stock options and restricted stock	-	553	-	-	876	-

Diluted EPS
Income from continuing operations	$8,474	20,651	$0.41	$4,713	21,158	$0.22
Income from discontinued operations	656	20,651	0.03	635	21,158	0.03
Net Income	$9,130	20,651	$0.44	$5,348	21,158	$0.25

NOTE 4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2006	2005

Building and improvements	$ 50	$ -
Leasehold improvements	953	824
Computer equipment and software	46,550	46,160
Furniture and equipment	6,672	6,593
Transportation equipment and automobiles	15,674	2,181
	69,899	55,758
Less: Accumulated depreciation and amortization	(44,584)	(42,991)
Property and Equipment, net	$ 25,315	$ 12,767

NOTE 5.	Debt

On March 23, 2005, we entered into a revolving credit agreement that provides for unsecured borrowings of up to $40.0 million. The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%. The revolving line of credit expires on March 23, 2010. The financial covenants require a minimum net worth of $175.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0. The commitment fees charged on the unused line of credit are between 0.15% and 0.25%. On February 21, 2006, we amended the revolving credit agreement to provide for unsecured borrowing up to $50.0 million. No other terms of the agreement were amended.

We had $49.0 million of unused and available borrowings under our bank revolving line of credit at March 31, 2006. We were in compliance with our debt covenants at March 31, 2006.

We have standby letters of credit that expire from 2006 to 2012. As of March 31, 2006, the outstanding letters of credit were $1.0 million.

NOTE 6.	Commitments and Contingencies

In March 2006, we entered into an equipment purchase contract with Singamas North America, Inc. We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $18.0 million. We expect delivery of 400 units per month during the period April through August 2006. However, these timeframes are subject to the manufacturer meeting production and delivery schedules. We plan to finance these containers with operating leases.

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

NOTE 7.                 Acquisition

At the close of business on February 28, 2006, we acquired certain assets of Comtrak, Inc. (“Comtrak”), a transportation company whose services include primarily rail and international drayage for the intermodal sector. Comtrak was established in 1983 and is headquartered in Memphis, Tennessee. As of February 28, 2006, it had 398 employees and fifteen terminals located primarily in the southeastern United States. Comtrak utilizes company drivers and third-party owner operators to serve its customers. Comtrak had net sales of $87.1 million, including sales to Hub of $8.6 million, for the year ended December 31, 2005. The acquisition is consistent with our strategic plan to increase the amount of local trucking (or drayage) we perform. Comtrak performs drayage for the international intermodal market and this transaction provides us with an immediate entry into this growing market.

We paid the $38.0 million purchase price plus a working capital adjustment of $1.9 million from available cash. The working capital adjustment is subject to adjustment. There is an earn-out mechanism for 2006 and 2007, which will not exceed $10.0 million in total and is based on Comtrak’s 2006 and 2007 EBITDA as defined in the Asset Purchase Agreement. The additional contingent consideration will be added to the purchase price and will be applied to goodwill when the contingency is resolved. The results of operations of Comtrak are included in our consolidated statements of income for the period March 1, 2006 to March 31, 2006.

The Comtrak acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of March 1, 2006.

Pro forma results including the acquisition at the beginning of the periods presented are not materially different than actual results.

The following table summarizes the preliminary allocation of the total purchase price to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

March 1, 2006
Accounts receivable
Trade, net	$ 8,965
Other	1,183
Prepaid expenses and other current assets	249
Property and equipment	13,673
Goodwill	12,018
Other intangible assets	7,894
Total assets acquired	$ 43,982

Accounts payable
Trade	$ 832
Accrued expenses
Payroll	944
Other	1,715
Total liabilities assumed	$ 3,491

Net assets acquired	$ 40,491

Direct acquisition costs	553

Purchase price	$ 39,938

The property and equipment’s useful lives range from 6 months to 15 years. The above allocation is based on a valuation using management’s preliminary estimates and assumptions and the use of a preliminary independent appraisal and is subject to adjustment. The allocation will be finalized once management completes their analysis of the acquired assets and liabilites and obtains the final appraisal report. We expect the amortization of all goodwill for tax purposes to be deductible over 15 years and for book purposes it has an indefinite life.

The components of the “Other intangible assets” listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Life
Relationship with owner operators	$ 647	6 years
Backlog/open orders	20	1 month
Trade name	2,904	Indefinite
Customer relationships	3,823	15 years
Information technology	500	6 years
Total	$ 7,894

The above intangible assets will be amortized using the straight line method. Amortization expense for the period ended March 31, 2006 was $0.1 million. Accumulated amortization at March 31, 2006 was $0.1 million. Amortization expense for the next five years is as follows (in thousands):

Remainder 2006	$334
2007	445
2008	445
2009	445
2010	445

NOTE 8.             Discontinued Operations

In November 2004, we entered into a Purchase Option and Right of Refusal Agreement and gave a third party the option to buy Hub Group Distribution Services, LLC ("HGDS"). This third party individual has given us written notice that he intends to exercise this option within the next sixty days. Although there can be no assurances that the transaction will in fact close, we anticipate it will be completed in the second quarter of 2006. As specified in the Purchase Option Agreement, the purchase price consists of (i) the assumption of certain liabilities and (ii) the payment of cash of $11.3 million less or plus (a) the amount by which working capital is less (more) than $2.8 million and (b) the amount by which the net amount of property and equipment is less (more) than $1.5 million. The comparative results of HGDS have been reported as “discontinued operations” in our Consolidated Financial Statements. These discontinued operations generated $0.03 of diluted earnings per share in the first quarter of both 2006 and 2005.

The financial results of HGDS included in discontinued operations are as follows (in thousands):

	Three Months Ended,	Three Months Ended,
	March 31, 2006	March 31, 2005

Revenue	$ 14,356	$ 10,453

Income from discontinued operations
before income taxes	1,094	1,085

Income tax provision	438	450

Income from discontinued operations	$ 656	$ 635

Assets and liabilities of HGDS included in the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” included in our consolidated balance sheets are as follows (in thousands):

	March 31, 2006	Dec. 31, 2005
Assets
Accounts receivable-trade, net	$ 7,797	$ 9,861
Prepaid expenes and other current assets	127	146
Property and equipment, net	696	758
Goodwill, net	7,026	7,026
Other assets	44	64
Total assets of discontinued operations	$ 15,690	$ 17,855

Liabilities
Accounts payable-trade	$ 3,169	$ 3,618
Accounts payable-other	54	67
Accrued expenses-payroll	327	1,183
Accrued expenses-other	366	473
Total liabilities of discontinued operations	$ 3,916	$ 5,341

NOTE 9.            Related Party Transaction

In March 2006, we entered into a ten year lease agreement for a building and property (Comtrak's Memphis Facility) with a related party, the President of Comtrak. Rent paid under this lease agreement totaled $0.1 million for the first quarter of 2006 and will total $0.6 million for the year ended December 31, 2006. The annual lease payments escalate by less than 1% per year.

HUB GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OUTLOOK, RISKS AND UNCERTAINTIES

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this quarterly report. Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	decrease in demand for our distribution services;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	changes in insurance costs and claims expense; and
•	inability to close and successfully integrate business combinations

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

Some of our drayage services are provided by our subsidiary, Quality Services, LLC (“QS”). QS has terminals in Chicago, Kansas City, St. Louis, Atlanta, Stockton, Los Angeles, Jacksonville, Cleveland and Columbus. QS assists us in providing reliable, cost effective intermodal services to our customers. At March 31, 2006, QS owned 45 tractors and leased 74 tractors and employed 185 drivers and contracted with 468 owner-operators.

We acquired Comtrak, Inc. at the close of business on February 28, 2006. Comtrak is a transportation company whose services include primarily rail and international drayage for the intermodal sector. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Dallas, Houston, Huntsville, Jacksonville, Memphis, Nashville, Savannah and Tampa. At March 31, 2006, Comtrak owned 246 tractors and employed 235 drivers and contracted with 300 owner-operators. The results of Comtrak are included in our results of operations from February 28, 2006, its date of acquisition.

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

One of our primary goals is to grow our net income. We achieved this growth through an increase in revenue from our existing Core Transportation customers as well as from winning new customers. Our top 50 customers’ revenue represents approximately 53% of our Core Transportation revenue. During 2006 and 2005, we severed relationships with certain customers which impeded our intermodal revenue growth. We have mitigated our risks in the automotive sector, significantly reducing or eliminating our relationship with two automotive suppliers. While we continue to do some limited business for this sector, we are carefully managing our exposure.

We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers and evaluate on-time performance, costs per load by location and daily sales outstanding by location. Vendor cost changes and vendor service issues are also monitored closely.

Our subsidiary Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”) performs certain specialized services, predominately installation of point of purchase displays, and is responsible for its own operations, customer service, marketing and management information systems support. These operations have been classified as discontinued operations in our financial statements, as the President of this subsidiary has decided to exercise his option to purchase HGDS.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended
	March 31,
	2006	2005	% Change

Core Transportation
Intermodal	$ 260,674	$ 234,132	11.3%
Brokerage	69,537	59,755	16.4
Logistics	26,534	35,518	(25.3)
Total Core	356,745	329,405	8.3

Discontinued Operations	14,356	10,453	37.3

Total Revenue	$ 371,101	$ 339,858	9.2%

The following table includes certain items in the consolidated statement of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2006	2005

Revenue	100.0%	100.0%

Transportation costs	86.7	87.8

Gross margin	13.3	12.2

Costs and expenses:
Salaries and benefits	6.3	6.3
General and administration	2.6	2.8
Depreciation of property and equipment and amortization of intangibles	0.5	0.7
Total costs and expenses	9.4	9.8

Operating income	3.9	2.4

Other expense:
Interest expense	-	(0.1)
Interest income	0.1	0.1
Total other expense	0.1	-

Income from continuing operations before provision for income taxes	4.0	2.4

Provision for income taxes	1.6	1.0

Income from continuing operations	2.4%	1.4%

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Revenue

Revenue increased 8.3% to $356.7 million in 2006 from $329.4 million in 2005. Intermodal revenue increased 11.3% due primarily to a 3.2% increase in volume, a 3.0% increase related to Comtrak and 5.1% combined increase related to price, mix and fuel surcharges. Truckload brokerage revenue increased 16.4% to $69.5 million due primarily to an increase in volume and revenue per load from price increases and mix. Logistics revenue decreased 25.3% to $26.5 million due to the loss of several customers. Hub Distribution’s revenue has been reclassified to discontinued operations due to the pending sale.

Gross Margin

Gross margin increased 18.6% to $47.6 million in 2006 from $40.1 million in 2005. As a percent of revenue, gross margin has increased to 13.3% in 2006 from 12.2% in 2005. The increase in gross margin as a percentage of revenue is due to various margin enhancement efforts and our drayage operations.

Salaries and Benefits

As a percentage of revenue, salaries and benefits remained consistent at 6.3% in 2006 and 2005. Salaries and benefits increased to $22.9 million in 2006 from $20.6 million in 2005. Headcount as of March 31, 2006 was 1,500 including Comtrak's 388 employees. Thus, headcount increased due to the purchase of Comtrak.

General and Administrative

General and administrative expenses remained constant at $9.2 million for 2006 and 2005. As a percentage of revenue, these expenses decreased to 2.6% in 2006 from 2.8% in 2005.

Depreciation of Property and Equipment and Amortization of Intangibles

Depreciation and amortization decreased to $1.9 million in 2006 from $2.2 million in 2005. This expense as a percentage of revenue decreased to 0.5% in 2006 from 0.7% in 2005. The decrease in depreciation and amortization is due primarily to lower computer software depreciation.

Other Income (Expense)

Interest expense decreased to $0.1 million in 2006 from $0.2 million in 2005. Interest income increased to $0.4 million in 2006 from $0.2 million in 2005. The increase in interest income is due to a higher average investment balance in 2006.

Provision for Income Taxes

The provision for income taxes increased to $5.6 million in 2006 compared to $3.3 million in 2005. We provided for income taxes using an effective rate of 40.0% in 2006 and an effective rate of 41.5% in the first quarter of 2005. The decrease in the effective tax rate is primarily the result of a lower state tax rate due to business restructuring.

Income from Continuing Operations

Income from continuing operations increased to $8.5 million in 2006 from $4.7 million in 2005 due primarily to higher gross margin, lower depreciation and amortization expense, lower interest expense and higher interest income.

Income from Discontinued Operations

Income from discontinued operations includes income from the operations of HGDS. This income was $0.7 million and $0.6 million for the three months ended March 31, 2006 and 2005, respectively.

Earnings Per Common Share

Basic earnings per share from continuing operations were $0.42 in 2006 and $0.23 in 2005. Basic earnings per share from discontinued operations were $0.03 in both 2006 and 2005. Basic earnings per share were $0.45 for 2006 and $0.26 for 2005. Diluted earnings per share from continuing operations increased to $0.41 in 2006 from $0.22 in 2005. Diluted earnings per share from discontinued operations were $0.03 in both 2006 and 2005. Diluted earnings per share were $0.44 for 2006 and $0.25 for 2005. The weighted average diluted shares outstanding decreased 2.4% to 20,651,000 at March 31, 2006 from 21,158,000 at March 31, 2005.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2005, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and estimates.

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

Deferred Income Taxes

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $0.4 million related to state tax net operating losses and other state credits for which valuation allowances have been established. In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

Valuation of Goodwill and Other Indefinite-Lived Intangibles

We review goodwill and other indefinite-lived intangibiles for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We utilize a third-party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. These valuations are based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used in the valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, we may be required to record impairment charges in the future.

New Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123 (R) is similar to the approach described in Statement 123. However, SFAS No. 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

As permitted by Statement 123, prior to January 1, 2006 we accounted for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, recognized no compensation cost for employee stock options. Had we adopted SFAS No. 123 (R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in Note 2 of the consolidated financial statements.

We have adopted SFAS No. 123 (R) effective January 1, 2006 using the modified prospective method. We also elected to calculate our initial pool of excess tax benefits under FSP (R)-3 ("FSP"). The FSP requires benefits of tax deductions in excess of compensation cost recognized (excess tax benefits) to be classified as a financing cash in-flow and an operating cash out-flow, rather than as an operating cash flow as required prior to the adoption of SFAS No. 123 (R). The amount of operating cash flows recognized in 2005 for such excess tax benefits were $0.9 million.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter, we have funded operations, capital expenditures and our acquisition through cash flows from operations.

Cash provided by operating activities for the three months ended March 31, 2006, was approximately $15.0 million, which resulted primarily from income from continuing operations of $8.5 million, non-cash charges of $4.2 million and an increase in working capital of $2.3 million.

Net cash used in investing activities for the three months ended March 31, 2006, was $41.5 million and related primarily to our acquisition of Comtrak. We expect capital expenditures to be approximately $7.0 to $8.0 million in 2006.

The net cash provided by financing activities for the three months ended March 31, 2006, was $5.9 million. We generated cash from stock options being exercised. We also included $4.8 million of cash flows resulting from excess tax benefits related to SFAS No. 123 (R) in financing activities. This was previously reported as operating cash flows.

Cash provided by discontinued operations was $1.8 million for the three months ended March 31, 2006.

On March 23, 2005 we entered into a revolving credit agreement that provides for unsecured borrowings of up to $40.0 million. The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%. The revolving line of credit expires on March 23, 2010. The financial covenants require a minimum net worth of $175.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0. The commitment fees charged on the unused line of credit are between 0.15% and 0.25%. On February 21, 2006, we amended the revolving credit agreement to provide for unsecured borrowing up to $50.0 million. No other terms of the agreement were amended.

We had $49.0 million of unused and available borrowings under our bank revolving line of credit at March 31, 2006. We were in compliance with our debt covenants at March 31, 2006.

We have standby letters of credit that expire from 2006 to 2012. As of March 31, 2006, the outstanding letters of credit were $1.0 million.

Contractual Obligations

Our contractual cash obligations as of March 31, 2006 are minimum rental commitments. Minimum annual rental commitments, at March 31, 2006, under noncancellable operating leases, principally for real estate, containers and equipment, are payable as follows (in thousands):

Remainder 2006	$20,104
2007	20,050
2008	13,257
2009	9,968
2010	8,002
2011	7,550
2012 and thereafter	8,478
Total	$87,409

In March 2006, we entered into an equipment purchase contract with Singamas North America, Inc. We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $18.0 million. We expect delivery of 400 units per month during the period April through August of 2006. However, these timeframes are subject to the manufacturer meeting production and delivery schedules. We plan to finance these containers with operating leases. These commitments are not included in the table above since the arrangements have not yet been finalized.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.        Other Information

Item 2.	Unregistered Sales of Equity Securitites and Use of Proceeds

On August 22, 2005, our Board of Directors authorized the purchase of up to $45.0 million of our Class A Common Stock. This authorization expires on December 31, 2006. We intend to make purchases from time to time as market conditions warrant. We intend to hold the repurchased shares in treasury for future use. No purchases were made under this new plan during 2005 or 2006.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to March 31	-	$ -	-	$ 45,000
Total	-	$ -	-	$ 45,000

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: April 25, 2006	/s/ Thomas M. White
Thomas M. White
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Asset Purchase Agreement, dated January 19, 2006, by and among Hub Group, Inc., Comtrak, Inc. and Michael J. Bruns (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated January 19, 2006 and filed January 25, 2006, File No. 000-27754)

10.2

Amendment to the $40 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated February 21, 2006. (incorporated by reference to Exhibit 10.16 to the Registrant's report on Form 10-K for the year ended December 31, 2005 and filed February 27, 2006, File No. 000-27754)

10.3

Equipment Purchase Contract dated as of March 21, 2006 between Hub City Terminals, Inc. and Singamas North America, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 8-K dated March 21, 2006 and filed March 24, 2006, File No. 000-27754)

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