Form 10-Q
period 2006-06-30
HUB GROUP INC
filed 2006-07-24
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

On July 18, 2006, the registrant had 41,040,363 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

Page

PART I. Financial Information:

Hub Group, Inc. - Registrant

Condensed Consolidated Balance Sheets – June 30, 2006 (unaudited) and

December 31, 2005	3

Unaudited Condensed Consolidated Statements of Income - Three Months

and Six Months Ended June 30, 2006 and 2005	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity - Six

Months Ended June 30, 2006	5

Unaudited Condensed Consolidated Statements of Cash Flows - Six

Months Ended June 30, 2006 and 2005	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Management’s Discussion and Analysis of Financial Condition and

Results of Operations	15

Quantitative and Qualitative Disclosures related to Market Risk	23

Controls and Procedures	23

PART II. Other Information	24

HUB GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 52,039	$ 36,133
Restricted investments	2,236	1,387
Accounts receivable
Trade, net	143,725	147,004
Other	12,044	10,603
Prepaid taxes	474	6,040
Deferred taxes	1,534	-
Prepaid expenses and other current assets	5,493	3,860
Assets of discontinued operations	-	17,855
TOTAL CURRENT ASSETS	217,545	222,882

Property and equipment, net	24,381	12,767
Other intangibles,net	7,725	-
Goodwill, net	220,488	208,150
Other assets	384	619
TOTAL ASSETS	$ 470,523	$ 444,418

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 109,917	$ 114,094
Other	6,233	3,668
Accrued expenses
Payroll	16,020	20,909
Other	22,074	18,917
Deferred taxes	-	960
Liabilities of discontinued operations	-	5,341
TOTAL CURRENT LIABILITIES	154,244	163,889

DEFERRED TAXES	41,294	38,454
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized;
no shares issued or outstanding in 2006 and 2005	-	-
Common stock
Class A: $.01 par value; 47,337,700 shares authorized;
41,224,792 shares issued and 41,040,324 outstanding in 2006;
41,224,792 shares issued and 39,962,484 outstanding in 2005	412	412
Class B: $.01 par value; 662,300 shares authorized;
662,296 shares issued and outstanding in 2006 and 2005	7	7
Additional paid-in capital	173,360	183,524
Purchase price in excess of predecessor basis, net of tax
benefit of $10,306	(15,458)	(15,458)
Retained earnings	119,230	97,557
Unearned compensation	-	(6,259)
Treasury stock; at cost, 184,468 shares in 2006
and 1,262,308 shares in 2005	(2,566)	(17,708)
TOTAL STOCKHOLDERS' EQUITY	274,985	242,075
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 470,523	$ 444,418

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Revenue	$ 395,253	$ 361,822	$ 751,999	$ 691,227
Transportation costs	339,805	318,002	649,196	607,299
Gross margin	55,448	43,820	102,803	83,928

Costs and expenses:
Salaries and benefits	24,286	20,281	47,140	40,891
General and administrative	9,740	9,012	18,683	18,238
Depreciation and amortization	1,528	2,252	3,387	4,474
Total costs and expenses	35,554	31,545	69,210	63,603
Operating income	19,894	12,275	33,593	20,325
Other income (expense):
Interest expense	(136)	(140)	(264)	(347)
Interest income	552	183	998	383
Other, net	55	40	160	54
Total other income	471	83	894	90

Income from continuing operations
before provision for income taxes	20,365	12,358	34,487	20,415
Provision for income taxes	8,146	5,129	13,795	8,473
Income from continuing operations	12,219	7,229	20,692	11,942

Discontinued operations:
Income from discontinued operations of HGDS
(including loss on disposal of $70 in 2006)	540	1,189	1,634	2,274
Provision for income taxes	216	493	653	943
Income from discontinued operations	324	696	981	1,331

Net income	$ 12,543	$ 7,925	$ 21,673	$ 13,273

Basic earnings per common share
Income from continuing operations	$ 0.30	$ 0.18	$ 0.51	$ 0.30
Income from discontinued operations	0.01	0.02	0.03	0.03
Net income	$ 0.31	$ 0.20	$ 0.54	$ 0.33

Diluted earnings per common share
Income from continuing operations	$ 0.29	$ 0.17	$ 0.50	$ 0.29
Income from discontinued operations	0.01	0.02	0.02	0.03
Net income	$ 0.30	$ 0.19	$ 0.52	$ 0.32

Basic weighted average number of shares outstanding	40,768	39,954	40,482	40,260
Diluted weighted average number of shares outstanding	41,607	41,592	41,455	41,954

           See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2006
(in thousands, except shares)
June 30,
2006

Class A & B Common Stock Shares Outstanding
Beginning of year	40,624,780
Purchase of treasury shares	(7,714)
Treasury shares issued under restricted stock and stock option plans	1,085,554
Ending balance	41,702,620

Class A & B Common Stock Amount
Beginning of year	$ 419
Issuance of restricted stock and exercise of stock options	-
Ending balance	419

Additional Paid-in Capital
Beginning of year	183,524
Equity reclassification impact of adopting SFAS No. 123 (R)	(6,259)
Exercise of non-qualified stock options	(12,118)
Share-based compensation expense	1,708
Issuance of restricted stock awards, net of forfeitures	(1,292)
Tax benefit of share-based compensation plans	7,797
Ending balance	173,360

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	97,557
Net income	21,673
Ending balance	119,230

Unearned Compensation
Beginning of year	(6,259)
Equity reclassification impact of adopting SFAS No. 123 (R)	6,259
Ending balance	-

Treasury Stock
Beginning of year	(17,708)
Purchase of treasury shares	(173)
Issuance of restricted stock and exercise of stock options	15,315
Ending balance	(2,566)

Total stockholders’ equity	$ 274,985

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Income from continuing operations	$ 20,692	$ 11,942
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,233	4,693
Deferred taxes	296	7,207
Compensation expense related to share-based compensation plans	1,708	1,047
Loss (Gain) on sale of assets	12	(18)
Other assets	239	459
Changes in working capital excluding effects of purchase transaction:
Restricted investments	(849)	(885)
Accounts receivable, net	11,179	(9,594)
Prepaid taxes	4,962	-
Prepaid expenses and other current assets	(1,340)	1,571
Accounts payable	(4,148)	3,824
Accrued expenses	(2,552)	(6,251)
Net cash provided by operating activities	34,432	13,995

Cash flows from investing activities:
Proceeds from sale of equipment	179	40
Purchases of property and equipment	(2,364)	(1,893)
Cash used in acquisition of Comtrak, Inc.	(39,883)	-
Proceeds from the disposal of discontinued operations	12,203	-
Net cash used in investing activities	(29,865)	(1,853)

Cash flows from financing activities:
Proceeds from stock options exercised	1,905	2,794
Purchase of treasury stock	(173)	(30,558)
Excess tax benefits from share-based compensation	7,797	-
Net cash provided by (used in) financing activities	9,529	(27,764)

Cash flows from operating activities of discontinued operations	1,848	5,969
Cash flows used in investing activities of discontinued operations	(38)	(181)
Net cash provided by discontinued operations	1,810	5,788

Net increase in cash and cash equivalents	15,906	(9,834)
Cash and cash equivalents beginning of period	36,133	16,806
Cash and cash equivalents end of period	$ 52,039	$ 6,972

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 374	$ 907
Income taxes	$ 744	$ 1,066

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at June 30, 2006 and results of operations for the three months and six months ended June 30, 2006 and 2005.

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

In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000. In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000. In 2003, we amended our 2002 Incentive Plan to add an additional 2,000,000 shares of Class A Common Stock that are reserved for issuance. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant. Restricted stock vests over a three to five year period. At June 30, 2006, 920,060 shares are available for future grant.

Prior to January 1, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock-Based Compensation.” No stock-option based employee compensation cost was recognized in the income statement prior to 2006, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123 (R) “Share-Based Payment” (SFAS No. 123 (R)), using the modified-prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123 (R). Results for prior periods have not been restated. We have not granted any stock options since 2003.

We recognize the cost of all share-based awards on a straight-line basis over the vesting period of the award. Share-based compensation expense for the three months ended June 30, 2006 and 2005 was $0.9 million and $0.5 million or $0.6 million and $0.3 million net of taxes, respectively. Share-based compensation expense for the six months ended June 30, 2006 and 2005 was $1.7 million and $1.0 million or $1.0 million and $0.6 million net of taxes, respectively. Share-based compensation is included in salaries and benefits in the accompanying statements of income.

We have elected to calculate our initial pool of excess benefits under FASB Staff Position 123 (R)-3 (“FSP”). Prior to the adoption of SFAS No. 123 (R), we presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with the FSP which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash in-flow and an operating cash out-flow. The results for the six months ended June 30, 2006 include $7.8 million of excess tax benefits as a financing cash in-flow and an operating cash out-flow.

The following table illustrates the effect on the net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, to share-based employee compensation during the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Income from continuing operations, as reported	$ 7,229	$11,942
Income from discontinued operations, as reported	696	1,331
Total net income	$ 7,925	$13,273
Add: Total share–based compensation included in net income, net of related tax effects	316	620
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(400)	(791)
Income from continuing operations, pro forma	7,145	11,771
Income from discontinued operations, pro forma	696	1,331
Total net income, pro forma	$ 7,841	$13,102
Earnings per share:
Basic from continuing operations, as reported	$0.18	$0.30
Basic from discontinued operations, as reported	$0.02	$0.03
Basic — pro forma from continuing operations	$0.18	$0.29
Basic — pro forma from discontinued operations	$0.02	$0.03
Diluted from continuing operations, as reported	$0.17	$0.29
Diluted from discontinued operations, as reported	$0.02	$0.03
Diluted — pro forma from continuing operations	$0.17	$0.28
Diluted — pro forma from discontinued operations	$0.02	$0.03

The following table summarizes the stock option activity for the quarters ended March 31, 2006 and June 30, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,783,228	$2.06
Options exercised	(610,532)	$1.87
Options forfeited	(4,000)	$4.69
Outstanding at March 31, 2006	1,168,696	$2.15	6.04	$ 24,121,300
Options exercised	(391,200)	$1.95
Options forfeited	(1,600)	$1.22
Outstanding at June 30, 2006	775,896	$2.25	5.76	$ 17,285,063

Exercisable at June 30, 2006	595,896	$ 2.39	5.49	$ 13,190,267

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the quarters ended June 30, 2006 and June 30, 2005 was $8.8 million and $2.9 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and June 30, 2005 was $20.8 million and $11.2 million, respectively. Cash received from stock options exercised during the six months ended June 30, 2006 was $1.9 million and the tax benefit realized for tax deductions from stock options exercised was $7.8 million.

The following table summarizes the non-vested restricted stock activity for the quarters ended March 31, 2006 and June 30, 2006:

Non-vested restricted stock	Shares	Weighted Average Grant Date Fair Value

Non-vested December 31, 2005	743,504	$ 8.93
Granted	93,504	$ 21.39
Vested	(4,808)	$ 7.99
Forfeited	(10,732)	$ 9.17
Non-vested at March 31, 2006	821,468	$ 10.35
Granted	11,798	$ 22.91
Vested	(17,142)	$ 10.71
Forfeited	(10,748)	$ 8.12
Non-vested at June 30, 2006	805,376	$ 10.56

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The weighted average grant date fair value of non-vested restricted stock granted in the quarter ended June 30, 2005 was $15.08. The weighted average grant date fair value of non-vested restricted stock granted in the six months ended June 30, 2005 was $14.83. The total fair value of shares vested in the quarters ending June 30, 2006 and 2005 was $0.4 million and $0.1 million, respectively. The total fair value of shares vested in the six months ending June 30, 2006 and 2005 was $0.5 million and $1.5 million, respectively.

As of June 30, 2006, there was $6.7 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.03 years.

In May 2006, the Board of Directors granted certain of our officers 593,542 performance units. The performance units entitle the recipients to receive restricted shares of our Class A Common Stock contingent upon the achievement of an operating income earnings target. The aggregate operating income for the three year period ending December 31, 2008 must meet a specified target amount in order for these performance units to be earned and converted to restricted stock. Should the employees earn restricted stock under this program, the restricted stock will be granted in early 2009 and then vests ratably as of the first business day of January in each of 2010, 2011 and 2012 provided the officer remains an employee on each of the vesting dates. The maximum amount that would be recorded as salary expense over this 68 month period assuming the targets are met is $13.8 million, which is calculated based on the stock price on the date the performance units were granted which was $23.25.

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$12,219	40,768	$ 0.30	$ 7,229	39,954	$ 0.18
Income from discontinued operations	324	40,768	0.01	696	39,954	0.02
Net Income	$12,543	40,768	$ 0.31	$ 7,925	39,954	$ 0.20

Effect of Dilutive Securities
Stock options and restricted stock	-	839	-	-	1,638	-

Diluted EPS
Income from continuing operations	$12,219	41,607	$ 0.29	$ 7,229	41,592	$ 0.17
Income from discontinued operations	324	41,607	0.01	696	41,592	0.02
Net Income	$12,543	41,607	$ 0.30	$ 7,925	41,592	$ 0.19

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$20,692	40,482	$ 0.51	$ 11,942	40,260	$ 0.30
Income from discontinued operations	981	40,482	0.03	1,331	40,260	0.03
Net Income	$21,673	40,482	$ 0.54	$ 13,273	40,260	$ 0.33

Effect of Dilutive Securities
Stock options and restricted stock	-	973	-	-	1,694	-

Diluted EPS
Income from continuing operations	$20,692	41,455	$ 0.50	$ 11,942	41,954	$ 0.29
Income from discontinued operations	981	41,455	0.02	1,331	41,954	0.03
Net Income	$21,673	41,455	$ 0.52	$ 13,273	41,954	$ 0.32

NOTE 4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2006	2005

Building and improvements	$ 50	$ -
Leasehold improvements	964	824
Computer equipment and software	46,792	46,160
Furniture and equipment	6,697	6,593
Transportation equipment and automobiles	16,431	2,181
	70,934	55,758
Less: Accumulated depreciation and amortization	(46,553)	(42,991)
Property and Equipment, net	$ 24,381	$ 12,767

NOTE 5.	Debt

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

We had $48.2 million of unused and available borrowings under our bank revolving line of credit at June 30, 2006. We were in compliance with our debt covenants at June 30, 2006.

We have standby letters of credit that expire from 2006 to 2012. As of June 30, 2006, the outstanding letters of credit were $1.8 million.

NOTE 6.	Commitments and Contingencies

In March 2006, we entered into an equipment purchase contract with Singamas North America, Inc. We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $18.0 million. We have received 1,178 units as of June 30, 2006 and we expect delivery of approximately 400 units per month during July and August 2006. However, these timeframes are subject to the manufacturer meeting production and delivery schedules. We financed these containers with 7 year operating leases.

We are a party to litigation incident to our business, including claims for freight lost or damaged in transit, freight improperly shipped or improperly billed, property damage and personal injury. Some of the lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we are defending them. Management does not believe that the outcome of this litigation will have a material adverse effect on our financial position.

NOTE 7.	Stock Split

The Board of Directors approved a two-for-one stock split in May 2006. The Board set May 22, 2006 as the record date and June 6, 2006 as the payment date. All number of share and per-share amounts have been retroactively restated to give effect to the two-for-one stock split, which was effected in the form of a 100% stock dividend. In addition, all options and performance units have been retroactively restated for the stock split in accordance with the terms of the incentive plans. Each of our Class A stockholders and Class B stockholders received one Class A share on each share of Class A Common Stock and each share of Class B Common Stock held by them on the record date in connection with the stock split. In accordance with the terms of our Certificate of Incorporation, the number of votes held by each shareholder of Class B Common Stock was adjusted in connection with this stock dividend such that each share of Class B Common Stock now entitles its holder to approximately 80 votes. Each share of Class A Common Stock entitles its holder to one vote.

NOTE 8.	Acquisition

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

We paid the $38.0 million purchase price plus working capital adjustment of $1.2 million, which was finalized during the quarter in accordance with the terms of the Asset Purchase Agreement, from available cash. There is an earn-out mechanism for 2006 and 2007, which will not exceed $10.0 million in total and is based on Comtrak’s 2006 and 2007 EBITDA as defined in the Asset Purchase Agreement. The additional contingent consideration will be added to the purchase price and will be applied to goodwill when the contingency is resolved. The results of operations of Comtrak are included in our consolidated statements of income for the period March 1, 2006 to June 30, 2006.

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

The following table summarizes the preliminary allocation of the total purchase price to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

March 1, 2006
Accounts receivable
Trade, net	$ 8,965
Other	376
Prepaid expenses and other current assets	294
Property and equipment	13,507
Goodwill	12,338
Other intangible assets	7,894
Total assets acquired	$43,374

Accounts payable
Trade	$ 832
Accrued expenses
Payroll	944
Other	1,715
Total liabilities assumed	$ 3,491

Net assets acquired	$39,883

Direct acquisition costs	707

Purchase price	$39,176

The property and equipment’s useful lives range from 6 months to 15 years. The above allocation is based on a valuation using management’s preliminary estimates and assumptions and the use of an independent appraisal and is subject to adjustment. The allocation will be finalized once management completes their analysis of the acquired assets and liabilities. We expect the amortization of all goodwill for tax purposes to be deductible over 15 years and for book purposes it has an indefinite life.

The components of the “Other intangible assets” listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Accumulated Amortization	Balance at June 30, 2006	Life
Relationships with owner operators	$ 647	$ (36)	$ 611	6 years
Backlog/open orders	20	(20)	-	1 month
Trade name	2,904	-	2,904	Indefinite
Customer relationships	3,823	(85)	3,738	15 years
Information technology	500	(28)	472	6 years
Total	$ 7,894	$ (169)	$ 7,725

The above intangible assets will be amortized using the straight-line method. Amortization expense for the three and six month periods ended June 30, 2006 was $0.1 million and $0.2 million, respectively. Amortization expense for the next five years is as follows (in thousands):

Remainder 2006	$223
2007	445
2008	445
2009	445
2010	445

NOTE 9.	Discontinued Operations

On May 1, 2006, we entered into a definitive agreement to sell HGDS to a third party. As specified in the Asset Purchase Agreement, the buyer assumed $4.5 million of liabilities and we received a cash payment of $12.2 million. The current and comparative period results of HGDS have been reported as “discontinued operations” in our Consolidated Financial Statements. These discontinued operations generated diluted earnings per share of $0.01 and $0.02 for the three months ended June 30, 2006 and 2005, respectively. These discontinued operations generated diluted earnings per share of $0.02 and $0.03 for the six months ended June 30, 2006 and 2005, respectively.

The financial results of HGDS included in discontinued operations are as follows (in thousands):

	Three Months Ended,	Three Months Ended,
	June 30, 2006	June 30, 2005

Revenue	$ 4,839	$ 9,808

Income from discontinued operations
before income taxes	540	1,189

Income tax provision	216	493

Income from discontinued operations	$ 324	$ 696

	Six Months Ended,	Six Months Ended,
	June 30, 2006	June 30, 2005

Revenue	$ 19,194	$ 20,261

Income from discontinued operations
before income taxes	1,634	2,274

Income tax provision	653	943

Income from discontinued operations	$ 981	$ 1,331

The total assets sold to and liabilities assumed by the purchaser of HGDS on May 1, 2006 as well as total assets and liabilities of HGDS included in the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” at December 31, 2005 are as follows (in thousands):

	May 1, 2006	Dec. 31, 2005
Assets
Accounts receivable-trade, net	$ 8,845	$ 9,861
Prepaid expenses and other current assets	149	146
Property and equipment, net	670	758
Goodwill, net	7,026	7,026
Other assets	44	64
Total assets of discontinued operations	$ 16,734	$ 17,855

Liabilities
Accounts payable-trade	$ 3,619	$ 3,618
Accounts payable-other	64	67
Accrued expenses-payroll	449	1,183
Accrued expenses-other	330	473
Total liabilities of discontinued operations	$ 4,462	$ 5,341

NOTE 10.	Related Party Transaction

In March 2006, we entered into a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak. Rent paid under this lease agreement totaled $0.2 million for the first six months of 2006 and will total $0.6 million for the year ended December 31, 2006. The annual lease payments escalate by less than 1% per year.

NOTE 11.	New Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting January 1, 2007. We cannot reasonably estimate the impact of this interpretation at this time.

HUB GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

OUTLOOK, RISKS AND UNCERTAINTIES

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this quarterly report. Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	changes in insurance costs and claims expense; and
•	inability to close and successfully integrate business combinations

EXECUTIVE SUMMARY

Hub Group, Inc. (“we”, “us” or “our”) is the largest intermodal marketing company (“IMC”) in the United States and a full service transportation provider offering intermodal, truck brokerage and logistics services. We operate through a nationwide network of operating centers.

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

Some of our drayage services are provided by our subsidiary, Quality Services, LLC (“QS”). QS has terminals in Chicago, St. Louis, Stockton, Los Angeles, Atlanta, Jacksonville, Cleveland and Columbus. QS assists us in providing reliable, cost effective intermodal services to our customers.

We acquired Comtrak, Inc. (“Comtrak”) at the close of business on February 28, 2006. Comtrak is a transportation company whose services include primarily rail and international drayage for the intermodal sector. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Dallas, Houston, Huntsville, Jacksonville, Kansas City, Memphis, Nashville, Savannah and Tampa. The results of Comtrak are included in our results of operations from March 1, 2006, its date of acquisition.

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

One of our primary goals is to grow our net income. We achieved this growth through an increase in revenue and margin from our existing transportation customers as well as from winning new customers and the acquisition of Comtrak. Our yield management group works with sales and operations to enhance customer margins. Our top 50 customers’ revenue represents approximately 50% of our transportation revenue. During 2006 and 2005, we severed relationships with certain customers which impeded our intermodal revenue growth. We have mitigated our risks in the automotive sector by significantly reducing or eliminating our relationship with two automotive suppliers in 2006. While we continue to do some limited business for this sector, we are carefully managing our credit exposure.

We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers and evaluate on-time performance, costs per load by location and daily sales outstanding by location. Vendor cost changes and vendor service issues are also monitored closely.

Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”) was sold to the President of the former subsidiary on May 1, 2006. Accordingly, the results of operations of HGDS for the current and prior periods have been reported as discontinued operations. In addition, the assets and liabilities have been reclassified as discontinued operations in the consolidated balance sheet as of December 31, 2005.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2006	2005	Change	2006	2005	Change

Revenue (in thousands)
Transportation
Intermodal	$285,836	$259,275	10.2%	$546,510	$493,407	10.8%
Brokerage	78,139	68,016	14.9	147,676	127,771	15.6
Logistics	31,278	34,531	(9.4)	57,813	70,049	(17.5)
Total continuing operations	$395,253	$361,822	9.2%	$751,999	$691,227	8.8%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%
Transportation costs	86.0	87.9	86.3	87.9
Gross margin	14.0	12.1	13.7	12.1

Costs and expenses:
Salaries and benefits	6.1	5.6	6.3	5.9
General and administration	2.5	2.5	2.5	2.6
Depreciation and amortization	0.4	0.6	0.4	0.7
Total costs and expenses	9.0	8.7	9.2	9.2

Operating income	5.0	3.4	4.5	2.9

Other income (expense):
Interest expense	-	-	-	(0.1)
Interest income	0.1	-	0.1	0.1
Other, net	-	-	-	-
Total other income (expense)	0.1	-	0.1	-

Income from continuing operations before provision for income taxes	5.1	3.4	4.6	2.9

Provision for income taxes	2.0	1.4	1.8	1.2

Income from continuing operations	3.1%	2.0%	2.8%	1.7%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Revenue

Revenue increased 9.2% to $395.3 million in 2006 from $361.8 million in 2005. Intermodal revenue increased 10.2% due primarily to a 7.4% increase related to Comtrak and a 8.2% combined increase related to price, mix and fuel surcharges offset by a 5.4% decline in volume. Truck brokerage revenue increased 14.9% due primarily to an increase in volume and revenue per load from price increases and mix. Logistics revenue decreased 9.4% due to the previously disclosed loss of several customers offset by some business from new customers. Hub Distribution’s revenue has been reclassified to discontinued operations due to the sale.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

Gross margin increased 26.5% to $55.4 million in 2006 from $43.8 million in 2005. As a percent of revenue, gross margin has increased to 14.0% in 2006 from 12.1% in 2005. The increase in gross margin as a percentage of revenue is due to various margin enhancement efforts, growth in truck brokerage and our drayage operations.

Salaries and Benefits

Salaries and benefits increased to $24.3 million in 2006 from $20.3 million in 2005. The increase is related to Comtrak and an increase in salaries, employee benefits and incentive based compensation. As a percentage of revenue, salaries and benefits increased to 6.1% from 5.6% in 2005. Headcount as of June 30, 2006 was 1,059, which excludes drivers, as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses increased to $9.7 million in 2006 from $9.0 million in 2005 partially due to the acquisition of Comtrak. The increase related to Comtrak was partially offset by a decrease in professional fees and equipment lease expense. As a percentage of revenue, these expenses remained consistent at 2.5% for 2006 and 2005.

Depreciation of Property and Equipment and Amortization of Intangibles

Depreciation and amortization decreased to $1.5 million in 2006 from $2.3 million in 2005. This expense as a percentage of revenue decreased to 0.4% in 2006 from 0.6% in 2005. The decrease in depreciation and amortization is due primarily to lower software depreciation due to certain assets being fully depreciated.

Other Income (Expense)

Interest expense remained consistent at $0.1 million in 2006 and 2005. Interest income increased to $0.6 million in 2006 from $0.2 million in 2005. The increase in interest income is due to a higher average investment balance in 2006 and a higher interest rate.

Provision for Income Taxes

The provision for income taxes increased to $8.1 million in 2006 compared to $5.1 million in 2005. We provided for income taxes using an effective rate of 40.0% in 2006 and an effective rate of 41.5% in the second quarter of 2005. The decrease in the effective tax rate is primarily the result of a lower state tax rate due to business restructuring.

Income from Continuing Operations

Income from continuing operations increased to $12.2 million in 2006 compared to $7.2 million in 2005 due primarily to higher gross margin, lower depreciation and amortization expense, lower interest expense and higher interest income.

Income from Discontinued Operations

Income from discontinued operations included income from the operations of HGDS for the month of April in 2006 and for the three months in 2005 since it was sold May 1, 2006.

Earnings Per Common Share

Basic earnings per share from continuing operations were $0.30 in 2006 and $0.18 in 2005. Basic earnings per share from discontinued operations were $0.01 in 2006 and $0.02 in 2005. Basic earnings per share were $0.31 in 2006 and $0.20 in 2005.

Diluted earnings per share from continuing operations increased to $0.29 in 2006 from $0.17 in 2005. Diluted earnings per share from discontinued operations were $0.01 in 2006 and $0.02 in 2005. Diluted earnings per share increased to $0.30 in 2006 from $0.19 in 2005. All shares, per-share amounts and options have been retroactively restated to give effect to the two-for-one stock split in June 2006.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenue

Revenue increased 8.8% to $752.0 million in 2006 from $691.2 million in 2005. Intermodal revenue increased 10.8% due primarily to a 5.1% increase related to Comtrak and 7.0% combined increase related to price, mix and fuel surcharges offset by a 1.3% volume decline. Truck brokerage revenue increased 15.6% to $147.7 million due primarily to an increase in volume and revenue per load from price increases and mix. Logistics revenue decreased 17.5% to $57.8 million due to the previously disclosed loss of several customers offset by business from some new customers. Hub Distribution’s revenue has been reclassified to discontinued operations due to the sale.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Gross Margin

Gross margin increased 22.5% to $102.8 million in 2006 from $83.9 million in 2005. As a percent of revenue, gross margin increased to 13.7% in 2006 from 12.1% in 2005. The increase in gross margin as a percentage of revenue is due to various margin enhancement efforts, growth in truck brokerage and our drayage operations.

Salaries and Benefits

Salaries and benefits increased to $47.1 million in 2006 from $40.9 million in 2005 due primarily to Comtrak and an increase in salaries, employee benefits and incentive based compensation. As a percentage of revenue, salaries and benefits increased to 6.3% from 5.9% in 2005.

General and Administrative

General and administrative expenses increased to $18.7 million in 2006 from $18.2 million in 2005 due to the acquisition of Comtrak partially offset by a decrease in professional fees and lease expense. As a percentage of revenue, these expenses decreased to 2.5% in 2006 from 2.6% in 2005.

Depreciation of Property and Equipment and Amortization of Intangibles

Depreciation and amortization decreased to $3.4 million in 2006 from $4.5 million in 2005. This expense as a percentage of revenue decreased to 0.4% in 2006 from 0.7% in 2005. The decrease in depreciation and amortization is due primarily to lower software depreciation due to certain assets being fully depreciated.

Other Income (Expense)

Interest expense remained consistent at $0.3 million in 2006 and 2005. Interest income increased to $1.0 million in 2006 from $0.4 million in 2005. The increase in interest income is due to a higher average investment balance in 2006 and higher interest rates.

Provision for Income Taxes

The provision for income taxes increased to $13.8 million in 2006 compared to $8.5 million in 2005. We provided for income taxes using an effective rate of 40.0% in 2006 and an effective rate of 41.5% in 2005. The decrease in the effective tax rate is primarily the result of a lower state tax rate due to business restructuring.

Income from Continuing Operations

Income from continuing operations increased to $20.7 million in 2006 compared to $11.9 million in 2005 due primarily to higher gross margin, lower depreciation and amortization expense, lower interest expense and higher interest income.

Income from Discontinued Operations

Income from discontinued operations includes income from the operations of HGDS. This income was $1.0 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively. HGDS was disposed of May 1, 2006 at a pre-tax loss of $0.1 million.

Earnings Per Common Share

Basic earnings per share from continuing operations were $0.51 in 2006 and $0.30 in 2005. Basic earnings per share from discontinued operations were $0.03 in 2006 and in 2005. Basic earnings per share were $0.54 in 2006 and $0.33 in 2005.

Diluted earnings per share from continuing operations increased to $0.50 in 2006 from $0.29 in 2005. Diluted earnings per share from discontinued operations were $0.02 in 2006 and $0.03 in 2005. Diluted earnings per share increased to $0.52 in 2006 from $0.32 in 2005. All shares, per-share amounts and options have been retroactively restated to give effect to the two-for-one stock split in June 2006.

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

Valuation of Goodwill and Other Indefinite-Lived Intangibles

We review goodwill and other indefinite-lived intangibles for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill or other intangibles may not be recoverable. We utilize a third-party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. These valuations are based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used in the valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, we may be required to record impairment charges in the future.

Share-Based Compensation

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

We have adopted SFAS No. 123 (R) effective January 1, 2006 using the modified prospective method. We also elected to calculate our initial pool of excess tax benefits under FSP (R)-3 (“FSP”). The FSP requires benefits of tax deductions in excess of compensation cost recognized (excess tax benefits) to be classified as a financing cash in-flow and an operating cash out-flow, rather than as an operating cash flow as required prior to the adoption of SFAS No. 123 (R).

New Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting January 1, 2007. We cannot reasonably estimate the impact of this interpretation at this time.

LIQUIDITY AND CAPITAL RESOURCES

During the year, we have funded operations and capital expenditures through cash flows from operations.

Cash provided by operating activities for the six months ended June 30, 2006, was approximately $34.4 million, which resulted primarily from net income from operations of $20.7 million, non-cash charges of $6.5 million and an increase in working capital of $7.2 million.

Net cash used in investing activities for the six months ended June 30, 2006, was $29.9 million and related primarily to our acquisition of Comtrak for $39.9 million partially offset by the $12.2 million of proceeds from the disposition of our discontinued operations. We expect capital expenditures to be approximately $5.0 million to $7.0 million for the year ended December 31, 2006.

The net cash provided by financing activities for the six months ended June 30, 2006, was $9.5 million. We generated cash from stock options exercised. We also reported $7.8 million of excess tax benefits as a financing cash in-flow. This was previously reported as operating cash flows prior to the adoption of SFAS 123 (R).

Cash provided by discontinued operations was $1.8 million for the six months ended June 30, 2006.

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

Our unused and available borrowings under our bank revolving line of credit at June 30, 2006 are $48.2 million. We were in compliance with our debt covenants at June 30, 2006.

We have standby letters of credit that expire from 2006 to 2012. As of June 30, 2006, our outstanding letters of credit were $1.8 million.

Implementing our share buy-back plan could decrease our cash.

Contractual Obligations

Our contractual cash obligations as of June 30, 2006 are minimum rental commitments. Minimum annual rental commitments, at June 30, 2006, under noncancellable operating leases, principally for real estate, containers and equipment, are payable as follows (in thousands):

Remainder 2006	$13,473
2007	20,615
2008	13,822
2009	10,778
2010	8,965
2011	8,513
2012 and thereafter	9,928
Total	$86,094

In March 2006, we entered into an equipment purchase contract with Singamas North America, Inc. We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $18.0 million. We have received 1,178 units as of June 30, 2006 and we expect delivery of approximately 400 units per month during July and August 2006. However, these timeframes are subject to the manufacturer meeting production and delivery schedules. We financed these containers with operating leases.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.         Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2005, our Board of Directors authorized the purchase of up to $45.0 million of our Class A Common Stock. This authorization expires on December 31, 2006. We intend to make purchases from time to time as market conditions warrant. We intend to hold the repurchased shares in treasury for future use. No purchases were made under this new plan during 2005 and 2006.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to March 31	-	$ -	-	$ 45,000
April 1 to June 30	-	$ -	-	$ 45,000
Total	-	$ -	-	$ 45,000

Item 4.     Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 11, 2006. All six of the directors were re-elected with the following votes: Phillip C. Yeager: 34,494,641 for and 10,293,460 votes withheld; David P. Yeager: 37,023,050 for and 7,765,051 votes withheld; Mark A. Yeager: 36,702,284 for and 8,085,817 votes withheld; Gary D. Eppen: 43,033,333 for and 1,754,768 votes withheld; Charles R. Reaves: 43,033,333 for and 1,754,768 votes withheld; Martin P. Slark: 43,032,933 for and 1,755,168 votes withheld.

Item 6.     Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: July 24 , 2006	/s/ Thomas M. White
Thomas M. White
Senior Vice President-Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Asset Purchase Agreement, dated May 1, 2006, by and among Hub Group, Inc., Hub Group Distribution Services, LLC and HGDS Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 1, 2006 and filed May 2, 2006, File No. 000-27754)

10.2

Form of Hub Group, Inc. 2006 Performance Unit Award Statement (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

10.3

Form of Terms of Restricted Stock Award under Hub Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

31.1	Certification of David P. Yeager, Vice Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.2	Certification of Thomas M. White, Senior Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Thomas M. White, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.