Form 10-Q
period 2006-09-30
HUB GROUP INC
filed 2006-10-26
CIK 940942

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act. (Check one):

Large Accelerated Filer __	Accelerated Filer X	Non-Accelerated Filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes__ No X

On October 20, 2006, the registrant had 39,090,050 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

Page

PART I. Financial Information:

Hub Group, Inc. - Registrant

Condensed Consolidated Balance Sheets – September 30, 2006 (unaudited) and

December 31, 2005	3

Unaudited Condensed Consolidated Statements of Income - Three Months

and Nine Months Ended September 30, 2006 and 2005	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity - Nine

Months Ended September 30, 2006	5

Unaudited Condensed Consolidated Statements of Cash Flows - Nine

Months Ended September 30, 2006 and 2005	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Management’s Discussion and Analysis of Financial Condition and

Results of Operations	16

Quantitative and Qualitative Disclosures related to Market Risk	24

Controls and Procedures	24

PART II. Other Information	25

HUB GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 32,936	$ 36,133
Restricted investments	2,550	1,387
Accounts receivable
Trade, net	166,801	147,004
Other	6,570	10,603
Prepaid taxes	141	6,040
Deferred taxes	454	-
Prepaid expenses and other current assets	5,355	3,860
Assets of discontinued operations	-	17,855
TOTAL CURRENT ASSETS	214,807	222,882

Property and equipment, net	25,192	12,767
Other intangibles, net	7,614	-
Goodwill, net	220,448	208,150
Other assets	390	619
TOTAL ASSETS	$ 468,451	$ 444,418

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$ 126,534	$ 114,094
Other	7,131	3,668
Accrued expenses
Payroll	18,810	20,909
Other	31,525	18,917
Deferred taxes	-	960
Liabilities of discontinued operations	-	5,341
TOTAL CURRENT LIABILITIES	184,000	163,889

DEFERRED TAXES	39,930	38,454
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 2,000,000 shares authorized;
no shares issued or outstanding in 2006 and 2005	-	-
Common stock
Class A: $.01 par value; 47,337,700 shares authorized;
41,224,792 shares issued and 39,090,050 outstanding in 2006;
41,224,792 shares issued and 39,962,484 outstanding in 2005	412	412
Class B: $.01 par value; 662,300 shares authorized;
662,296 shares issued and outstanding in 2006 and 2005	7	7
Additional paid-in capital	174,273	183,524
Purchase price in excess of predecessor basis, net of tax
benefit of $10,306	(15,458)	(15,458)
Retained earnings	132,724	97,557
Unearned compensation	-	(6,259)
Treasury stock; at cost 2,134,742 shares in 2006
and 1,262,308 shares in 2005	(47,437)	(17,708)
TOTAL STOCKHOLDERS' EQUITY	244,521	242,075
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 468,451	$ 444,418

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue	$ 432,009	$ 387,434	$ 1,184,069	$ 1,078,661

Transportation costs	374,673	342,173	1,023,869	949,472
Gross margin	57,336	45,261	160,200	129,189

Costs and expenses:
Salaries and benefits	23,965	20,985	71,271	62,125
General and administrative	9,890	8,367	28,585	26,589
Depreciation and amortization	1,642	2,262	5,029	6,736
Total costs and expenses	35,497	31,614	104,885	95,450

Operating income	21,839	13,647	55,315	33,739

Other income (expense):
Interest expense	(22)	(17)	(65)	(109)
Interest income	670	217	1,668	601
Other, net	7	60	63	91
Total other income	655	260	1,666	583

Income from continuing operations
before provision for income taxes	22,494	13,907	56,981	34,322

Provision for income taxes	9,000	5,481	22,795	13,953

Income from continuing operations	13,494	8,426	34,186	20,369

Discontinued operations:
Income from discontinued operations of HGDS (including
loss on disposal of $70 in 2006)	-	1,954	1,634	4,228
Provision for income taxes	-	770	653	1,714
Income from discontinued operations	-	1,184	981	2,514

Net income	$ 13,494	$ 9,610	$ 35,167	$ 22,883

Basic earnings per common share
Income from continuing operations	$ 0.34	$ 0.21	$ 0.85	$ 0.51
Income from discontinued operations	-	0.03	$ 0.02	0.06
Net income	$ 0.34	$ 0.24	$ 0.87	$ 0.57

Diluted earnings per common share
Income from continuing operations	$ 0.33	$ 0.21	$ 0.83	$ 0.49
Income from discontinued operations	-	0.03	0.02	0.06
Net income	$ 0.33	$ 0.24	$ 0.85	$ 0.55

Basic weighted average number of shares outstanding	39,773	39,280	40,246	39,932
Diluted weighted average number of shares outstanding	40,572	40,812	41,161	41,572

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2006
(in thousands, except shares)
September 30,
2006

Class A & B Common Stock Shares Outstanding
Beginning of year	40,624,780
Purchase of treasury shares	(1,965,627)
Treasury shares issued under restricted stock and stock option plans	1,093,193
Ending balance	39,752,346

Class A & B Common Stock Amount
Beginning of year	$ 419
Issuance of restricted stock and exercise of stock options	-
Ending balance	419

Additional Paid-in Capital
Beginning of year	183,524
Equity reclassification impact of adopting SFAS No. 123 (R)	(6,259)
Exercise of non-qualified stock options	(12,250)
Share-based compensation expense	2,649
Issuance of restricted stock awards, net of forfeitures	(1,288)
Tax benefit of share-based compensation plans	7,897
Ending balance	174,273

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	97,557
Net income	35,167
Ending balance	132,724

Unearned Compensation
Beginning of year	(6,259)
Equity reclassification impact of adopting SFAS No. 123 (R)	6,259
Ending balance	-

Treasury Stock
Beginning of year	(17,708)
Purchase of treasury shares	(45,191)
Issuance of restricted stock and exercise of stock options	15,462
Ending balance	(47,437)

Total stockholders’ equity	$ 244,521
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Income from continuing operations	$ 34,186	$ 20,369
Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
Depreciation and amortization	6,410	7,031
Deferred taxes	12	8,810
Compensation expense related to share-based compensation plans	2,649	1,581
Gain on sale of assets	(31)	(271)
Other assets	234	530
Changes in working capital excluding effects of purchase transaction:
Restricted investments	(1,163)	(1,173)
Accounts receivable, net	(6,325)	(22,251)
Prepaid taxes	5,295	-
Prepaid expenses and other current assets	(1,202)	379
Accounts payable	13,904	17,119
Accrued expenses	9,152	(664)
Net cash provided by operating activities	63,121	31,460
Cash flows from investing activities:
Proceeds from sale of equipment	228	573
Purchases of property and equipment	(5,247)	(3,188)
Cash used in acquisition of Comtrak, Inc.	(39,942)	-
Proceeds from the disposal of discontinued operations	12,203	-
Net cash used in investing activities	(32,758)	(2,615)
Cash flows from financing activities:
Proceeds from stock options exercised	1,924	4,304
Purchase of treasury stock	(45,191)	(30,571)
Excess tax benefits from share-based compensation	7,897	-
Net cash used in financing activities	(35,370)	(26,267)

Cash flows from operating activities of discontinued operations	1,848	7,752
Cash flows used in investing activities of discontinued operations	(38)	(289)
Net cash provided by discontinued operations	1,810	7,463

Net (decrease) increase in cash and cash equivalents	(3,197)	10,041
Cash and cash equivalents beginning of period	36,133	16,806
Cash and cash equivalents end of period	$ 32,936	$ 26,847

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$ 64	$ 59
Income taxes	$ 6,573	$ 3,310

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at September 30, 2006 and results of operations for the three months and nine months ended September 30, 2006 and 2005.

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

In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000. In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000. In 2003, we amended our 2002 Incentive Plan to add an additional 2,000,000 shares of Class A Common Stock that are reserved for issuance. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant. Restricted stock vests over a three to five year period. At September 30, 2006, 920,021 shares are available for future grant.

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

We recognize the cost of all share-based awards on a straight-line basis over the vesting period of the award. Share-based compensation expense for the three months ended September 30, 2006 and 2005 was $0.9 million and $0.5 million or $0.6 million and $0.3 million net of taxes, respectively. Share-based compensation expense for the nine months ended September 30, 2006 and 2005 was $2.6 million and $1.6 million or $1.6 million and $1.0 million net of taxes, respectively. Share-based compensation is included in salaries and benefits in the accompanying statements of income.

We have elected to calculate our initial pool of excess benefits under FASB Staff Position 123 (R)-3 (“FSP”). Prior to the adoption of SFAS No. 123 (R), we presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with the FSP which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash in-flow and an operating cash out-flow. The results for the nine months ended September 30, 2006 include $7.9 million of excess tax benefits as a financing cash in-flow and an operating cash out-flow.

The following table illustrates the effect on the net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, to share-based employee compensation during the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Income from continuing operations, as reported	$ 8,426	$ 20,369
Income from discontinued operations, as reported	1,184	2,514
Total net income	$ 9,610	$ 22,883
Add: Total share–based compensation included in net income, net of related tax effects	328	951
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(398)	(1,193)
Income from continuing operations, pro forma	$ 8,356	$ 20,127
Income from discontinued operations, pro forma	1,184	2,514
Total net income, pro forma	$ 9,540	$ 22,641
Earnings per share:
Basic from continuing operations, as reported	$0.21	$0.51
Basic from discontinued operations, as reported	$0.03	$0.06
Basic — pro forma from continuing operations	$0.21	$0.50
Basic — pro forma from discontinued operations	$0.03	$0.06
Diluted from continuing operations, as reported	$0.21	$0.49
Diluted from discontinued operations, as reported	$0.03	$0.06
Diluted — pro forma from continuing operations	$0.20	$0.48
Diluted — pro forma from discontinued operations	$0.03	$0.06

The following table summarizes the stock option activity for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,783,228	$2.06
Options exercised	(610,532)	$1.87
Options forfeited	(4,000)	$4.69
Outstanding at March 31, 2006	1,168,696	$2.15	6.04	$ 24,121,300
Options exercised	(391,200)	$1.95
Options forfeited	(1,600)	$1.22
Outstanding at June 30, 2006	775,896	$2.25	5.76	$ 17,285,063
Options exercised	(7,600)	$2.54
Options forfeited	-	$0.00
Outstanding at September 30, 2006	768,296	$2.25	5.52	$ 15,773,448

Exercisable at September 30, 2006	604,296	$2.40	5.29	$ 12,315,932

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the quarters ended September 30, 2006 and September 30, 2005 was $0.2 million and $4.8 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and September 30, 2005 was $20.9 million and $16.0 million, respectively. Cash received from stock options exercised during the nine months ended September 30, 2006 was $1.9 million and the tax benefit realized for tax deductions from stock options exercised was $7.9 million.

The following table summarizes the non-vested restricted stock activity for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006:

Non-vested restricted stock	Shares	Weighted Average Grant Date Fair Value

Non-vested December 31, 2005	743,504	$ 8.93
Granted	93,504	$ 21.39
Vested	(4,808)	$ 7.99
Forfeited	(10,732)	$ 9.17
Non-vested at March 31, 2006	821,468	$ 10.35
Granted	11,798	$ 22.91
Vested	(17,142)	$ 10.71
Forfeited	(10,748)	$ 8.12
Non-vested at June 30, 2006	805,376	$ 10.56
Granted	1,517	$ 23.09
Vested	(2,300)	$ 10.11
Forfeited	(1,478)	$ 16.92
Non-vested at September 30, 2006	803,115	$ 10.57

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The weighted average grant date fair value of non-vested restricted stock granted in the quarter ended September 30, 2005 was $16.59. The weighted average grant date fair value of non-vested restricted stock granted in the nine months ended September 30, 2005 was $15.01. The total fair value of shares vested in the quarters ending September 30, 2006 and 2005 was $0.1 million and $0.0 million, respectively. The total fair value of shares vested in the nine months ending September 30, 2006 and 2005 was $0.5 million and $1.5 million, respectively.

As of September 30, 2006, there was $5.7 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 0.78 years.

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

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$13,494	39,773	$ 0.34	$ 8,426	39,280	$ 0.21
Income from discontinued operations	-	39,773	-	1,184	39,280	0.03
Net Income	$13,494	39,773	$ 034	$ 9,610	39,280	$ 0.24

Effect of Dilutive Securities
Stock options and restricted stock		799			1,532

Diluted EPS
Income from continuing operations	$13,494	40,572	$ 0.33	$ 8,426	40,812	$ 0.21
Income from discontinued operations	-	40,572	-	1,184	40,812	0.03
Net Income	$13,494	40,572	$ 0.33	$ 9,610	40,812	$ 0.24

Nine Months Ended	Nine Months Ended
September 30, 2006	September 30, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$34,186	40,246	$ 0.85	$ 20,369	39,932	$ 0.51
Income from discontinued operations	981	40,246	0.02	2,514	39,932	0.06
Net Income	$35,167	40,246	$ 0.87	$ 22,883	39,932	$ 0.57

Effect of Dilutive Securities
Stock options and restricted stock		915			1,640

Diluted EPS
Income from continuing operations	$34,186	41,161	$ 0.83	$ 20,369	41,572	$ 0.49
Income from discontinued operations	981	41,161	0.02	2,514	41,572	0.06
Net Income	$35,167	41,161	$0.85	$ 22,883	41,572	$ 0.55

NOTE 4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2006	2005

Building and improvements	$ 54	$ -
Leasehold improvements	991	824
Computer equipment and software	46,677	46,160
Furniture and equipment	6,734	6,593
Transportation equipment	18,651	2,181
	73,107	55,758
Less: Accumulated depreciation and amortization	(47,915)	(42,991)
Property and Equipment, net	$ 25,192	$ 12,767

NOTE 5.	Debt

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

We had $48.3 million of unused and available borrowings under our bank revolving line of credit at September 30, 2006. We were in compliance with our debt covenants at September 30, 2006.

We have standby letters of credit that expire from 2006 to 2012. As of September 30, 2006, the outstanding letters of credit were $1.7 million.

NOTE 6.	Commitments and Contingencies

In March 2006, we entered into an equipment purchase contract with Singamas North America, Inc. We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $18.0 million. We have received 1,493 units as of September 30, 2006 and we expect delivery of the remaining units over the next few months. We financed these containers with 7 year operating leases.

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

We paid the $38.0 million purchase price plus working capital adjustment of $1.2 million, which was finalized during the three months ended June 30, 2006, in accordance with the terms of the Asset Purchase Agreement, from available cash. There is an earn-out mechanism for 2006 and 2007, which will not exceed $10.0 million in total and is based on Comtrak’s 2006 and 2007 EBITDA as defined in the Asset Purchase Agreement. The additional contingent consideration will be added to the purchase price and will be applied to goodwill when the contingency is resolved. The results of operations of Comtrak are included in our consolidated statements of income for the period March 1, 2006 to September 30, 2006.

The Comtrak acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their fair values as of March 1, 2006.

Pro forma results including the acquisition at the beginning of the periods presented are not materially different than actual results.

The following table summarizes the allocation of the total purchase price to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

March 1, 2006
Accounts receivable
Trade, net	$ 9,012
Other	428
Prepaid expenses and other current assets	294
Property and equipment	13,507
Goodwill	12,298
Other intangible assets	7,894
Total assets acquired	$43,433

Accounts payable
Trade	$ 832
Other	1,166
Accrued expenses
Payroll	944
Other	549
Total liabilities assumed	$ 3,491

Net assets acquired	$39,942

Direct acquisition costs	766

Purchase price	$39,176

The property and equipment’s useful lives range from 6 months to 15 years. The above allocation is based on a valuation using management’s estimates and assumptions and the use of an independent appraisal. We expect the amortization of all goodwill for tax purposes to be deductible over 15 years and for book purposes it has an indefinite life.

The components of the “Other intangible assets” listed in the above table as of the acquisition date are as follows (in thousands):

	Amount	Accumulated Amortization	Balance at September 30, 2006	Life
Relationships with owner operators	$ 647	$ (63)	$ 584	6 years
Backlog/open orders	20	(20)	-	1 month
Trade name	2,904	-	2,904	Indefinite
Customer relationships	3,823	(148)	3,675	15 years
Information technology	500	(49)	451	6 years
Total	$ 7,894	$(280)	$7,614

The above intangible assets will be amortized using the straight-line method. Amortization expense for the three and nine month periods ended September 30, 2006 was $0.1 million and $0.3 million, respectively. Amortization expense for the next five years is as follows (in thousands):

Remainder 2006	$ 112
2007	445
2008	445
2009	445
2010	445

NOTE 9.	Discontinued Operations

On May 1, 2006, we entered into a definitive agreement to sell certain assets of HGDS to a third party. As specified in the Asset Purchase Agreement, the buyer assumed $4.5 million of liabilities and we received a cash payment of $12.2 million. The current and comparative period results of HGDS have been reported as “discontinued operations” in our Consolidated Financial Statements. These discontinued operations generated diluted earnings per share of $0.03 for the three months ended September 30, 2005. These discontinued operations generated diluted earnings per share of $0.02 and $0.06 for the nine months ended September 30, 2006 and 2005, respectively.

The financial results of HGDS included in discontinued operations are as follows (in thousands):

Three Months Ended,
September 30, 2005

Revenue	$ 11,965

Income from discontinued operations
before income taxes	1,954

Income tax provision	770

Income from discontinued operations	$ 1,184

	Nine Months Ended,	Nine Months Ended,
	September 30, 2006	September 30, 2005

Revenue	$ 19,194	$ 32,227

Income from discontinued operations
before income taxes	1,634	4,228

Income tax provision	653	1,714

Income from discontinued operations	$ 981	$ 2,514

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

In March 2006, we entered into a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak. Rent paid under this lease agreement totaled $0.4 million for the first nine months of 2006 and will total $0.6 million for the year ended December 31, 2006. The annual lease payments escalate by less than 1% per year.

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

EXECUTIVE SUMMARY

Hub Group, Inc. (“we,” “us” or “our”) is the largest intermodal marketing company (“IMC”) in the United States and a full service transportation provider offering intermodal, truck brokerage and logistics services. We operate through a nationwide network of operating centers.

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

One of our primary goals is to grow our net income. We achieved this growth through an increase in revenue and margin from our existing transportation customers as well as from winning new customers and the acquisition of Comtrak. Our yield management group works with sales and operations to enhance customer margins. Our top 50 customers’ revenue represents approximately 48% of our transportation revenue. During 2006 and 2005, we severed relationships with certain customers which impeded our intermodal revenue growth. We have mitigated our risks in the automotive sector by significantly reducing or eliminating our relationship with two automotive suppliers in 2006. While we continue to do some limited business for this sector, we are carefully managing our credit exposure.

We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers and evaluate on-time performance, costs per load by location and daily sales outstanding by location. Vendor cost changes and vendor service issues are also monitored closely.

Substantially all of the assets of Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”) were sold to the President of the former subsidiary on May 1, 2006. Accordingly, the results of operations of HGDS for the current and prior periods have been reported as discontinued operations. In addition, the assets and liabilities have been reclassified as discontinued operations in the consolidated balance sheet as of December 31, 2005.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2006	2005	Change	2006	2005	Change

Revenue (in thousands)
Transportation
Intermodal	$318,927	$284,052	12.3%	$865,499	$777,459	11.3%
Brokerage	77,129	67,590	14.1%	224,805	195,361	15.1%
Logistics	35,953	35,792	0.4%	93,765	105,841	(11.4)%
Total continuing operations	$432,009	$387,434	11.5%	$1,184,069	$1,078,661	9.8%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%
Transportation costs	86.7	88.3	86.5	88.0
Gross margin	13.3	11.7	13.5	12.0

Costs and expenses:
Salaries and benefits	5.5	5.4	6.0	5.8
General and administration	2.3	2.2	2.4	2.5
Depreciation and amortization	0.4	0.6	0.4	0.6
Total costs and expenses	8.2	8.2	8.8	8.9

Operating income	5.1	3.5	4.7	3.1

Other income (expense):
Interest expense	0.0	0.0	0.0	0.0
Interest income	0.1	0.1	0.1	0.1
Other, net	0.0	0.0	0.0	0.0
Total other income (expense)	0.1	0.1	0.1	0.1

Income from continuing operations before provision for income taxes	5.2	3.6	4.8	3.2

Provision for income taxes	2.1	1.4	1.9	1.3

Income from continuing operations	3.1%	2.2%	2.9%	1.9%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenue

Revenue increased 11.5% to $432.0 million in 2006 from $387.4 million in 2005. Intermodal revenue increased 12.3% due primarily to a 7.2% increase related to Comtrak and a 8.3% combined increase related to price, mix and fuel surcharges offset by a 3.2% decline in volume. Truck brokerage revenue increased 14.1% due primarily to an increase in volume and revenue per load from price increases, fuel and mix. Logistics revenue increased slightly due primarily to the full implementation of customers that we started doing business with earlier in the year partially offset by the previously disclosed loss of several customers. Hub Distribution’s revenue has been reclassified to discontinued operations due to the sale.

Gross Margin

Gross margin increased 26.7% to $57.3 million in 2006 from $45.3 million in 2005. As a percentage of revenue, gross margin increased to 13.3% in 2006 from 11.7% in 2005. The increase in gross margin as a percentage of revenue is due to various margin enhancement efforts, growth in truck brokerage and our drayage operations.

Salaries and Benefits

Salaries and benefits increased to $24.0 million in 2006 from $21.0 million in 2005. The increase is related to Comtrak and an increase in salaries, employee benefits and incentive based compensation. As a percentage of revenue, salaries and benefits increased to 5.5% from 5.4% in 2005. Headcount as of September 30, 2006 was 1,086, which excludes drivers, as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses increased to $9.9 million in 2006 from $8.4 million in 2005 partially due to the acquisition of Comtrak. The increase related to Comtrak was partially offset by a decrease in telephone expense, bad debt expense, professional fees and equipment lease expense. As a percentage of revenue, general and administrative expenses increased to 2.3% in 2006 from 2.2% in 2005.

Depreciation and Amortization

Depreciation and amortization decreased to $1.6 million in 2006 from $2.3 million in 2005. This expense as a percentage of revenue decreased to 0.4% in 2006 from 0.6% in 2005. The decrease in depreciation and amortization is due primarily to lower software depreciation due to certain assets being fully depreciated.

Other Income (Expense)

Interest expense remained consistent at approximately $0.1 million in 2006 and 2005. Interest income increased to $0.7 million in 2006 from $0.2 million in 2005. The increase in interest income is due to a higher average investment balance in 2006 and a higher interest rate.

Provision for Income Taxes

The provision for income taxes increased to $9.0 million in 2006 compared to $5.5 million in 2005. The increase in the provision is the result of higher taxable income.

Income from Continuing Operations

Income from continuing operations increased to $13.5 million in 2006 compared to $8.4 million in 2005 due primarily to higher gross margin, lower depreciation and amortization expense and higher interest income.

Income from Discontinued Operations

Income from discontinued operations includes income from the operations of HGDS which was disposed of May 1, 2006 at a pre-tax loss of $0.1 million. For the three months ended September 30, 2005 income from discontinued operations was $1.2 million.

Earnings Per Common Share

Basic earnings per share from continuing operations were $0.34 in 2006 and $0.21 in 2005. Basic earnings per share from discontinued operations were $0.03 in 2005. Basic earnings per share were $0.34 in 2006 and $0.24 in 2005.

Diluted earnings per share from continuing operations increased to $0.33 in 2006 from $0.21 in 2005. Diluted earnings per share from discontinued operations were $0.03 in 2005. Diluted earnings per share increased to $0.33 in 2006 from $0.24 in 2005. All shares, per-share amounts and options have been retroactively restated to give effect to the two-for-one stock split in June 2006.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenue

Revenue increased 9.8% to $1.2 billion in 2006 from $1.1 billion in 2005. Intermodal revenue increased 11.3% due primarily to a 5.9% increase related to Comtrak and 7.4% combined increase related to price, mix and fuel surcharges offset by a 2.0% volume decline. Truck brokerage revenue increased 15.1% to $224.8 million due primarily to an increase in volume and revenue per load from price increases, fuel and mix. Logistics revenue decreased 11.4% to $93.8 million due to the previously disclosed loss of several customers offset by business from some new customers. Hub Distribution’s revenue has been reclassified to discontinued operations due to the sale.

Gross Margin

Gross margin increased 24.0% to $160.2 million in 2006 from $129.2 million in 2005. As a percentage of revenue, gross margin increased to 13.5% in 2006 from 12.0% in 2005. The increase in gross margin as a percentage of revenue is due to various margin enhancement efforts, growth in truck brokerage and our drayage operations.

Salaries and Benefits

Salaries and benefits increased to $71.3 million in 2006 from $62.1 million in 2005 due primarily to Comtrak and an increase in salaries, employee benefits and incentive based compensation. As a percentage of revenue, salaries and benefits increased to 6.0% from 5.8% in 2005.

General and Administrative

General and administrative expenses increased to $28.6 million in 2006 from $26.6 million in 2005 due to the acquisition of Comtrak partially offset by a decrease in bad debt expense, professional fees and lease expense. As a percentage of revenue, these expenses decreased to 2.4% in 2006 from 2.5% in 2005.

Depreciation and Amortization

Depreciation and amortization decreased to $5.0 million in 2006 from $6.7 million in 2005. This expense as a percentage of revenue decreased to 0.4% in 2006 from 0.6% in 2005. The decrease in depreciation and amortization is due primarily to lower software depreciation due to certain assets being fully depreciated.

Other Income (Expense)

Interest expense remained consistent at $0.1 million in 2006 and 2005. Interest income increased to $1.7 million in 2006 from $0.6 million in 2005. The increase in interest income is due to a higher average investment balance in 2006 and higher interest rates.

Provision for Income Taxes

The provision for income taxes increased to $22.8 million in 2006 compared to $14.0 million in 2005. The increase in the provision is the result of higher taxable income.

Income from Continuing Operations

Income from continuing operations increased to $34.2 million in 2006 compared to $20.4 million in 2005 due primarily to higher gross margin, lower depreciation and amortization expense and higher interest income.

Income from Discontinued Operations

Income from discontinued operations includes income from the operations of HGDS. This income was $1.0 million in 2006 and $2.5 million in 2005. Certain assets of HGDS were disposed of on May 1, 2006 at a pre-tax loss of $0.1 million.

Earnings Per Common Share

Basic earnings per share from continuing operations were $0.85 in 2006 and $0.51 in 2005. Basic earnings per share from discontinued operations were $0.02 in 2006 and $0.06 in 2005. Basic earnings per share were $0.87 in 2006 and $0.57 in 2005.

Diluted earnings per share from continuing operations increased to $0.83 in 2006 from $0.49 in 2005. Diluted earnings per share from discontinued operations were $0.02 in 2006 and $0.06 in 2005. Diluted earnings per share increased to $0.85 in 2006 from $0.55 in 2005. All shares, per-share amounts and options have been retroactively restated to give effect to the two-for-one stock split in June 2006.

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

Deferred Income Taxes

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $0.2 million related to state tax net operating losses and other state credits for which valuation allowances have been established. In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

Cash provided by operating activities for the nine months ended September 30, 2006, was approximately $63.1 million, which resulted primarily from net income from operations of $34.2 million, non-cash charges of $9.3 million and an increase in working capital of $19.6 million.

Net cash used in investing activities for the nine months ended September 30, 2006, was $32.8 million and related primarily to our acquisition of Comtrak for $39.9 million partially offset by the $12.2 million of proceeds from the disposition of our discontinued operations. We expect capital expenditures to be approximately $9.0 million for the year ended December 31, 2006.

The net cash used in financing activities for the nine months ended September 30, 2006, was $35.4 million. We generated $1.9 million of cash from stock options exercised and used $45.2 million of cash to purchase treasury stock. We also reported $7.9 million of excess tax benefits as a financing cash in-flow. This was previously reported as operating cash flows prior to the adoption of SFAS 123 (R).

Cash provided by discontinued operations was $1.8 million for the nine months ended September 30, 2006 and $7.5 million for the nine months ended September 30, 2005.

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

Our unused and available borrowings under our bank revolving line of credit at September 30, 2006 are $48.3 million. We were in compliance with our debt covenants at September 30, 2006.

We have standby letters of credit that expire from 2006 to 2012. As of September 30, 2006, our outstanding letters of credit were $1.7 million.

Contractual Obligations

Our contractual cash obligations as of September 30, 2006 are minimum rental commitments under noncancellable operating leases, principally for real estate, containers and equipment which are payable as follows (in thousands):

Remainder 2006	$ 6,724
2007	22,305
2008	15,450
2009	12,077
2010	10,052
2011	9,389
2012 and thereafter	11,466
Total	$ 87,463

In March 2006, we entered into an equipment purchase contract with Singamas North America, Inc. We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $18.0 million. We have received 1,493 units as of September 30, 2006 and we expect delivery of the remaining units over the next few months. We financed these containers with 7 year operating leases.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2006. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2005, our Board of Directors authorized the purchase of up to $45.0 million of our Class A Common Stock. This authorization expires on December 31, 2006. We intend to hold the repurchased shares in treasury for future use. During the third quarter, we completed the authorized purchase of $45.0 million of our Class A Common Stock.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to March 31	-	$ -	-	$ 45,000
April 1 to June 30	-	$ -	-	$ 45,000
July 1 to July 31	393,300	$ 22.23	393,300	$ 36,258
August 1 to August 31	1,563,845	$ 23.19	1,563,845	$ -
September 1 to September 30	-	$ -	-	$ -
Total	1,957,145	$ 22.99	1,957,145	$ -

On October 26, 2006, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock. This authorization expires June 30, 2008. We intend to make purchases from time to time as market conditions warrant. We intend to hold the repurchased shares in treasury for future use.

Item 6.     Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: October 26, 2006	/s/ Thomas M. White
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