Form 10-K
period 2006-12-31
HUB GROUP INC
filed 2007-02-23
CIK 940942

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
Yes   X     No ___

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ___  No    X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ___   No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer   X      Accelerated Filer ___   Non-Accelerated Filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___   No    X

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2006, based upon the last reported sale price on that date on the NASDAQ National Market of $24.53 per share, was $938,679,256.

On February 20, 2007, the Registrant had 39,172,178 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 2007 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

Item 1.  BUSINESS

General

Hub Group, Inc. (“Company”, “we”, “us” or “our”) is a Delaware corporation that was incorporated on March 8, 1995. We are one of North America’s leading asset-light freight transportation management companies. We offer comprehensive intermodal, truck brokerage and logistics services. Since our founding in 1971, we have grown to become the largest intermodal marketing company (“IMC”) in the United States and one of the largest truck brokers.

We operate through a network of 22 operating centers throughout the United States and Canada. Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads. Through our network, we have the ability to move freight in and out of every major city in the United States, Canada and Mexico. We service a large and diversified customer base in a broad range of industries, including consumer products, retail and durable goods. We utilize an asset-light strategy in order to minimize our investment in equipment and facilities and reduce our capital requirements. We arrange freight movement for our customers through transportation carriers and equipment providers.

We sold substantially all of the assets of Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”) to the President of the former subsidiary on May 1, 2006. Accordingly, the results of operations of HGDS for the current and prior periods have been reported as discontinued operations. In addition, HGDS’s assets and liabilities have been reclassified as discontinued operations in the consolidated balance sheet as of December 31, 2005.

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

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines. We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements. This effectively allows us to “capture” containers and trailers and keep them within our network. As of December 31, 2006, we also have exclusive access to approximately 5,400 rail-owned containers for our dedicated use on the Burlington Northern Santa Fe (“BNSF”) and the Norfolk Southern (“NS”) rail networks and approximately 2,100 rail-owned containers for our dedicated use on the Union Pacific (“UP”) rail network. In addition to these containers, during 2005 and 2006, we added 5,400 new 53’ containers for use on the BNSF and NS. We financed these containers with operating leases. These arrangements are included in Note 7 to the consolidated financial statements.

Through our newly formed subsidiary Comtrak Logistics, Inc. (“Comtrak”), we acquired substantially all the assets of Comtrak, Inc. at the close of business on February 28, 2006. Comtrak is a transportation company whose services include primarily rail and international drayage for the intermodal sector. The results of Comtrak are included in our results of operations from March 1, 2006, its date of acquisition.

Our drayage services are provided by our subsidiaries, Comtrak and Quality Services, LLC (“QS”) who assist us in providing reliable, cost effective intermodal services to our customers. Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Houston, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa. At December 31, 2006, QS and Comtrak owned 305 tractors, leased 69 tractors, leased or owned 625 trailers and employed 424 drivers and contracted with 865 owner-operators.

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

Logistics. Our logistics business operates under the name of Unyson Logistics. Unyson Logistics is comprised of a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions. Unyson offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight expedited, less-than-truckload, truckload, intermodal and railcar. Unyson Logistics operates throughout North America with offices strategically located in key market areas.

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

Marketing and Customers

We believe that fostering long-term customer relationships is critical to our success. Through these long-term relationships, we are able to better understand our customers’ needs and tailor our transportation services to the specific customer, regardless of the customer’s size or volume. We currently have full-time marketing representatives at various operating centers and sales offices with primary responsibility for servicing local, regional and national accounts. These sales representatives directly or indirectly report to our Executive Vice President - Sales. This model allows us to provide our customers with both a local marketing contact and access to our competitive rates as a result of being a large, national transportation services provider.

    Our marketing efforts have produced a large, diverse customer base, with no customer representing more than 5.0% of our total revenue in 2006. We service customers in a wide variety of industries, including consumer products, retail and durable goods.

We have a joint marketing relationship with TMM Logistics, a wholly owned subsidiary of Grupo TMM, a Mexican logistics and transportation company. TMM Logistics provides sales support and operating execution within Mexico, and we furnish the same capabilities in Canada and the United States for TMM Logistics.

Management Information Systems

A primary component of our business strategy is the continued improvement of our Network Management System and other technology to ensure that we remain a leader among transportation providers in information processing for transportation services. Our Network Management System consists of proprietary software running on a combination of platforms which includes the IBM iSeries and Microsoft Windows Server environments located at a secure offsite data center. All of Hub Group’s operating centers are linked together with the data center using an MPLS (“Multi-Protocol Label Switching”) network. This configuration provides a real time environment for transmitting data among our operating centers and headquarters. We also make extensive use of electronic commerce (“e-Commerce”), allowing each operating center to communicate electronically with each railroad, many drayage companies, certain trucking companies and those customers with e-Commerce capabilities.

Our Network Management System is the primary mechanism used in our operating centers to handle our intermodal and truck brokerage business. The Network Management System processes customer transportation requests, tenders and tracks shipments, prepares customer billing, establishes account profiles and retains critical information for analysis. The Network Management System provides connectivity with each of the major rail carriers. This enables us to electronically tender and track shipments in a real time environment. In addition, the Network Management System’s e-Commerce features offer customers with e-Commerce capability a completely paperless process, including load tendering, shipment tracking, billing and remittance processing. We aggressively pursue opportunities to establish e-Commerce interfaces with our customers, railroads, trucking companies and drayage companies.

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

Our website, www.hubgroup.com, is designed to allow our customers and vendors to easily do business with us online. Through Vendor Interface, we tender loads to our drayage partners using the Internet rather than phones or faxes. Vendor Interface also captures event status information, allows vendors to view outstanding paperwork requirements and helps facilitate paperless invoicing. We currently tender substantially all of our drayage loads using Vendor Interface or e-Commerce. Through Trucker Advantage, we exchange information on available Hub loads, available carrier capacity and updates to event status information with our truck brokerage partners. Through Customer Advantage, customers receive immediate pricing, place orders, track shipments, and review historical shipping data through a variety of reports over the Internet. All of our Internet applications are integrated with the Network Management System.

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

    We also have relationships with each of the following major service providers: CMA CGM (America) Inc., Express System Intermodal Inc., Hanjin Shipping, Hyundai Merchant Marine, K-Line America, Maersk Sea-Land, Mitsui O.S.K. Lines (America) Inc. and Pacer International.

These relationships govern the transportation services and payment terms pursuant to which our intermodal shipments are handled by the railroads. Transportation rates are market driven and we typically negotiate with the railroads or other major service providers on a route or customer specific basis. Consistent with industry practice, many of the rates we negotiate are special commodity quotations (“SCQs”), which provide discounts from published price lists based on competitive market factors and are designed by the railroads or major service providers to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC. SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually up to 12 months.

    Under agreements with the BNSF, NS and UP, we managed, as of December 31, 2006, approximately 7,500 rail-owned containers. These containers are for Hub Group’s dedicated use on the respective rail networks. BNSF and NS containers are generally interchangeable across both rail networks. In addition to these containers, during 2005 and 2006, we added 5,400 new 53’ containers to our fleet. We financed these containers with operating leases.

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

We also supplement third-party drayage services with our own drayage operations, which we operate through our QS and Comtrak subsidiaries. Our drayage operations employ their own drivers and also contract with owner-operators who supply their own trucks.

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

General

Employees: As of December 31, 2006, we had 1,513 employees or 1,089 excluding drivers. We are not a party to any collective bargaining agreement and consider our relationship with our employees to be satisfactory.

Other: No material portion of our operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. None of our trademarks are believed to be material to us. Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

Periodic Reports

Upon written request, our annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2006, and our quarterly reports on Form 10-Q will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 3050 Highland Parkway, Suite 100, Downers Grove, Illinois 60515. Our filings are also accessible through our website at www.hubgroup.com.

Item 1A.  RISK FACTORS

Since our business is concentrated on intermodal marketing, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

In 2006, 2005 and 2004, we derived 73% of our revenue from our intermodal services. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

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

In 2006, 2005 and 2004, we derived 19%, 18% and 16%, respectively, of our revenue from our truck brokerage services. We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates. If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business. Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

We depend on third parties for equipment essential to operate our business, and if we fail to secure sufficient equipment, we could lose customers and revenue.

We depend on third parties for transportation equipment, such as containers and trailers, necessary for the operation of our business. Our industry has experienced equipment shortages in recent years, particularly during the peak-shipping season in the fall. A substantial amount of intermodal freight originates at or near the major West Coast ports, which have historically had the most severe equipment shortages. If we cannot secure sufficient transportation equipment at a reasonable price from third parties to meet our customers’ needs, our customers may seek to have their transportation needs met by other providers. This could have an adverse effect on our business, results of operations and financial position.

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

Transportation costs represented 86%, 88% and 88% of our consolidated revenue in 2006, 2005 and 2004, respectively. Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.

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

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. Our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers and the ability of our customers and vendors to access our information technology systems. This could result in a loss of customers or a reduction in demand for our services.

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

For 2006, our largest 20 customers accounted for approximately 36.8% of our revenue. A reduction in or termination of our services by several of our largest customers could have a material adverse effect on our revenue and business.

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

Our growth could be adversely affected if we are not able to identify, successfully acquire and integrate future acquisition prospects.

We believe that future acquisitions that we make could significantly impact financial results. Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We directly, or indirectly through our subsidiaries, operate 46 offices throughout the United States and in Canada, including our headquarters in Downers Grove, Illinois and our Company-owned drayage operations. All of our office space is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of February 1, 2007 with respect to each person who is an executive officer of the Company.

Name	Age	Position
Phillip C. Yeager	79	Chairman of the Board of Directors
David P. Yeager	53	Vice Chairman of the Board of Directors and Chief Executive Officer
Mark A. Yeager	42	President, Chief Operating Officer and Director
Thomas M. White	49	Senior Vice President, Chief Financial Officer and Treasurer
Stephen P. Cosgrove	47	Executive Vice President-Intermodal and Administration
James B. Gaw	56	Executive Vice President-Sales
Christopher R. Kravas	41	Executive Vice President-Strategy and Yield Management
Donald G. Maltby	52	Executive Vice President-Logistics
David L. Marsh	39	Executive Vice President-Highway
Dennis R. Polsen	53	Executive Vice President of Information Services
Terri A. Pizzuto	48	Vice President-Finance
David C. Zeilstra	37	Vice President, Secretary and General Counsel

Phillip C. Yeager, our founder, has been Chairman of the Board since October 1985. From April 1971 to October 1985, Mr. Yeager served as President of Hub City Terminals, Inc. (“Hub Chicago”). Mr. Yeager became involved in intermodal transportation in 1959, five years after the introduction of intermodal transportation in the United States, as an employee of the Pennsylvania and Pennsylvania Central Railroads. He spent 19 years with the Pennsylvania and Pennsylvania Central Railroads, 12 of which involved intermodal transportation. In 1991, Mr. Yeager was named Man of the Year by the Intermodal Transportation Association. In 1995, he received the Salzburg Practitioners Award from Syracuse University in recognition of his lifetime achievements in the transportation industry. In October 1996, Mr. Yeager was inducted into the Chicago Area Entrepreneurship Hall of Fame sponsored by the University of Illinois at Chicago. In March 1997, he received the Presidential Medal from Dowling College for his achievements in transportation services. In September 1998, he received the Silver Kingpin award from the Intermodal Association of North America and in February 1999, he was named Transportation Person of the Year by the New York Traffic Club. In June 2006, Mr. Yeager was awarded an honorary Doctor of Public Service degree from the University of Denver in recognition of his achievements in the intermodal transportation industry. In December 2006, the Containerization and Intermodal Institute presented Mr. Yeager with their 2006 Connie Award in recognition of his contributions to their industry. Mr. Yeager graduated from the University of Cincinnati in 1951 with a Bachelor of Arts degree in Economics. Mr. Yeager is the father of David P. Yeager and Mark A. Yeager.

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

Mark A. Yeager became the President of the Company in January 2005 and has been our Chief Operating Officer and a director since May 2004. From July 1999 to December 2004, Mr. Yeager was President-Field Operations. From November 1997 through June 1999 Mr. Yeager was Division President, Secretary and General Counsel. From March 1995 to November 1997, Mr. Yeager was Vice President, Secretary and General Counsel. From May 1992 to March 1995, Mr. Yeager served as our Vice President-Quality. Prior to joining us in 1992, Mr. Yeager was an associate at the law firm of Grippo & Elden from January 1991 through May 1992 and an associate at the law firm of Sidley & Austin from May 1989 through January 1991. Mr. Yeager received a Juris Doctor degree from Georgetown University in 1989 and a Bachelor of Arts degree from Indiana University in 1986. Mr. Yeager is the son of Phillip C. Yeager and the brother of David P. Yeager.

Thomas M. White has been our Senior Vice President, Chief Financial Officer and Treasurer since June 2002. Prior to joining us, Mr. White was a partner at Arthur Andersen. Mr. White received a Masters of Science of Business Administration from Purdue University in 1985 and a Bachelor of Business Administration from Western Michigan University in 1979. Mr. White is a CPA and a member of the board of directors of FTD Group, Inc. and Landauer, Inc.

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

Donald G. Maltby has been our Executive Vice President - Logistics since February 2004. Mr. Maltby previously served as President of Hub Online, our e-commerce division, from February 2000 through January 2004. Mr. Maltby also served as President of Hub Cleveland from July 1990 through January 2000 and from April 2002 to January 2004. Prior to joining Hub Group, Mr. Maltby served as President of Lyons Transportation, a wholly owned subsidiary of Sherwin Williams Company, from 1988 to 1990. In his career at Sherwin Williams, which began in 1981 and continued until he joined us in 1990, Mr. Maltby held a variety of management positions including Vice-President of Marketing and Sales for their Transportation Division. Mr. Maltby has been in the transportation and logistics industry since 1976, holding various executive and management positions. Mr. Maltby received a Masters in Business Administration from Baldwin Wallace College in 1982 and a Bachelor of Science degree from the State University of New York in 1976.

David L. Marsh has been our Executive Vice President - Highway since February 2004. Mr. Marsh previously served as President of Hub Ohio from January 2000 through January 2004. Mr. Marsh joined us in March 1991 and became General Manager with Hub Indianapolis in 1993, a position he held through December 1999. Prior to joining Hub Group, Mr. Marsh worked for Carolina Freight Corporation, an LTL carrier, starting in January 1990. Mr. Marsh received a Bachelor of Science degree in Marketing and Physical Distribution from Indiana University-Indianapolis in December 1989. Mr. Marsh has been a member of the American Society of Transportation and Logistics, the Indianapolis Traffic Club, the Council for Logistics Management and served as an advisor to the Indiana University-Indianapolis internship program for transportation and logistics. Mr. Marsh was honored as the Indiana Transportation Person of the Year in 1999.

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

Directors of the Registrant

In addition to Phillip C. Yeager, David P. Yeager and Mark A. Yeager, the following three individuals are also on our Board of Directors: Gary D. Eppen - currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at the Graduate School of Business at the University of Chicago; Charles R. Reaves- Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company and Martin P. Slark - Vice Chairman and Chief Executive Officer of Molex, Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems.

PART II

Item 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol “HUBG.” Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2006 and 2005.

	2006		2005

	High	Low	High	Low
First Quarter	$22.92	$17.42	$16.46	$12.30
Second Quarter	$25.80	$20.75	$16.03	$12.11
Third Quarter	$24.68	$20.98	$18.47	$12.54
Fourth Quarter	$29.63	$22.99	$20.46	$16.41

On February 20, 2007, there were approximately 238 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 10,186 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 20, 2007, there were 11 holders of record of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”).

We were incorporated in 1995 and have never paid cash dividends on either the Class A Common Stock or the Class B Common Stock. The declaration and payment of dividends are subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or pay cash dividends on the shares of Common Stock in the future. Our certificate of incorporation requires that any cash dividends must be paid equally on each outstanding share of Class A Common Stock and Class B Common Stock. Our credit facility prohibits us from paying dividends on the Common Stock if there has been, or immediately following the payment of a dividend there would be, a default or an event of default under the credit facility. We are currently in compliance with the covenants contained in the credit facility.

The Board of Directors approved a two-for-one stock split in the form of a stock dividend which was paid on May 6, 2006. All shares have been retroactively restated to give effect to the two-for-one stock split, which was affected in the form of a 100% stock dividend. Each of our Class A stockholders and Class B stockholders received one Class A share on each share of Class A Common Stock and each share of Class B Common Stock held by them on the record date in connection with the stock split. In accordance with the terms of our Certificate of Incorporation, the number of votes held by each share of Class B Common Stock was adjusted in connection with this stock dividend such that each share of Class B Common Stock now entitles its holder to approximately 80 votes. Each share of Class A Common Stock entitles its holder to one vote.

Note 13 of the Company’s Notes to Consolidated Financial Statements is incorporated herein by reference.

Performance Graph

        The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2001 with the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Trucking and Transportation Index. These comparisons assume the investment of $100 on December 31, 2001 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

Item 6. SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands except per share data)
	Years Ended December 31,
	2006 (2)	2005	2004	2003	2002
Statement of Income Data:
Revenue	$1,609,529	$1,481,878	$1,380,722	$1,305,817	$1,254,744
Gross margin	218,418	174,742	167,062	155,569	143,759
Operating income	77,236	47,904	38,104	20,611	7,948
Income (loss) from continuing operations before taxes	79,508	48,871	27,551	13,842	(637)
Income (loss) from continuing operations after taxes	47,705	29,176	15,870	6,906	(376)
Income from discontinued operations, net of tax (1)	981	3,770	1,409	1,524	1,874
Net income	$48,686	$32,946	$17,279	$8,430	$1,498
Basic earnings per common share
Income (loss) from continuing operations	$1.19	$0.73	$0.45	$0.22	$(0.01)
Income from discontinued operations	$0.03	$0.10	$0.04	$0.05	$0.06
Diluted earnings per common share
Income (loss) from continuing operations	$1.17	$0.71	$0.42	$0.22	$(0.01)
Income from discontinued operations	$0.02	$0.09	$0.04	$0.05	$0.06

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$484,548	$444,418	$410,845	$388,527	$399,262
Long-term debt, excluding current portion	-	-	-	67,017	94,027
Stockholders' equity	258,844	242,075	226,936	143,035	134,340

(1) HGDS disposed of May 1, 2006
(2) Comtrak was acquired February 28, 2006

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information contained in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this annual report. Factors that could cause our actual results to differ materially, in addition to those set forth under Items 1A “Risk Factors,” include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	changes in insurance costs and claims expense; and
•	inability to close and successfully integrate any future business combinations

CAPITAL STRUCTURE

We have authorized common stock comprised of Class A Common Stock and Class B Common Stock. The rights of holders of Class A Common Stock and Class B Common Stock are identical, except each share of Class B Common Stock entitles its holder to approximately 80 votes, while each share of Class A Common Stock entitles its holder to one vote. We have authorized 2,000,000 shares of preferred stock.

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

Through our newly formed subsidiary Comtrak Logistics, Inc. (“Comtrak”), we acquired substantially all the assets of Comtrak Inc. at the close of business on February 28, 2006. Comtrak is a transportation company whose services include primarily rail and international drayage for the intermodal sector. The results of Comtrak are included in our results of operations from March 1, 2006, its date of acquisition.

Our drayage services are provided by our subsidiaries, Comtrak and Quality Services, LLC (“QS”) who assist us in providing reliable, cost effective intermodal services to our customers. Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Houston, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa. At December 31, 2006, QS and Comtrak owned 305 tractors, leased 69 tractors, leased or owned 625 trailers and employed 424 drivers and contracted with 865 owner-operators.

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

One of our primary goals is to grow our net income. We achieved this growth through an increase in revenue and margin from our existing transportation customers, winning new customers and the acquisition of Comtrak. Our yield management group works with sales and operations to enhance customer margins. Our top 50 customers’ revenue represents approximately 52% of our revenue. During 2006 and 2005, we severed relationships with certain customers, due to profitability issues and credit issues which impeded our intermodal revenue growth. We have mitigated our risks in the automotive sector by significantly reducing or eliminating our relationship with two automotive parts suppliers in 2006. While we continue to do some limited business for this sector, we are carefully managing our credit exposure.

We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers and loads with negative margins. We also evaluate on-time performance, costs per load by location and daily sales outstanding by location. Vendor cost changes and vendor service issues are also monitored closely.

Substantially all of the assets of Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”) were sold to the President of the former subsidiary on May 1, 2006. Accordingly, the results of operations of HGDS for the current and prior periods have been reported as discontinued operations. In addition, HGDS’s assets and liabilities have been reclassified as discontinued operations in the consolidated balance sheet as of December 31, 2005.

RESULTS OF OPERATIONS

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

The following table summarizes our revenue by service line (in thousands):
	Twelve Months Ended
	December 31,
			%
	2006	2005	Change
Revenue

Intermodal	$1,172,566	$1,079,798	8.6%
Brokerage	306,332	266,545	14.9%
Logistics	130,631	135,535	(3.6)%
Total revenue from continuing operations	$1,609,529	$1,481,878	8.6%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2006	2005

Revenue	100.0%	100.0%
Transportation costs	86.4	88.2
Gross margin	13.6	11.8

Costs and expenses:
Salaries and benefits	5.9	5.6
General and administration	2.5	2.3
Depreciation and amortization	0.4	0.7
Total costs and expenses	8.8	8.6

Operating income	4.8	3.2

Other income (expense):
Interest income	0.1	0.1
Total other income (expense)	0.1	0.1

Income from continuing operations before provision for income taxes	4.9	3.3

Provision for income taxes	1.9	1.3

Income from continuing operations	3.0%	2.0%

Revenue

Revenue increased 8.6% to $1,609.5 million in 2006 from $1,481.9 million in 2005. Intermodal revenue increased 8.6% to $1,172.6 million from $1,079.8 million due primarily to a 6.2% increase related to Comtrak, a 5.2% combined increase related to pricing, mix and fuel surcharges, offset by a 2.8% decline in volume. Truck brokerage revenue increased 14.9% to $306.3 million from $266.5 million due primarily to a 9.7% increase in volume in addition to price increases, mix and fuel surcharges. Logistics revenue decreased 3.6% to $130.6 million from $135.5 million due primarily to lost customers offset by increases in business from both new and existing customers in 2006. Hub Distribution’s revenue has been reclassified to discontinued operations due to its sale.

Gross Margin

Gross margin increased 25.0% to $218.4 million in 2006 from $174.7 million in 2005. Gross margin percentage increased from 11.8% in 2005 to 13.6% in 2006 due to various margin enhancement efforts, growth in truck brokerage and our drayage operations, including the addition of Comtrak.

Salaries and Benefits

Salaries and benefits increased to $95.2 million in 2006 from $83.4 million in 2005. The increase is related to Comtrak and an increase in salaries, employee benefits and incentive based compensation. As a percentage of revenue, salaries and benefits increased to 5.9% in 2006 from 5.6% in 2005. Headcount as of December 31, 2006 and 2005 was 1,089 and 944, respectively, which excludes drivers, as driver costs are included in transportation costs. The increase in headcount can be attributed to the addition of the 167 employees resulting from the acquisition of Comtrak.

General and Administrative

General and administrative expenses increased to $39.9 million in 2006 from $34.5 million in 2005 partially due to the acquisition of Comtrak. The increase related to Comtrak was partially offset by a decrease in telephone expense, bad debt expense, office expense and equipment lease expense. As a percentage of revenue, general and administrative expenses increased to 2.5% in 2006 from 2.3% in 2005.

Depreciation and Amortization

Depreciation and amortization decreased 31.5% to $6.1 million from $8.9 million in 2005. This expense as a percentage of revenue decreased to 0.4% from 0.7%. The decrease in depreciation and amortization is due primarily to lower software depreciation due to certain assets being fully depreciated.

Other Income (Expense)

Interest expense remained consistent at approximately $0.1 million in 2006 and 2005. Interest income increased to $2.3 million in 2006 from $1.0 million in 2005. The increase in interest income is due to a higher average investment balance and a higher average interest rate in 2006.

Provision for Income Taxes

The provision for income taxes increased to $31.8 million in 2006 compared to $19.7 million in 2005. We provided for income taxes using an effective rate of 40.0% in 2006 compared to 40.3% in 2005. The decrease in the effective rate in 2006 resulted primarily from adjustments to the valuation allowance.

Income from Continuing Operations

Income from continuing operations increased to $47.7 million in 2006 compared to $29.2 million in 2005 due primarily to higher gross margin, lower depreciation and amortization expense and higher interest income partially offset by an increase in salaries and general and administrative expenses.

Income from Discontinued Operations

Income from discontinued operations includes income from the operations of HGDS. This income was $1.0 million in 2006 and $3.8 million in 2005. Certain assets of HGDS were disposed of on May 1, 2006 at a pre-tax loss of $0.1 million.

Earnings Per Common Share

Basic earnings per share from continuing operations was $1.19 in 2006 and $0.73 in 2005. Basic earnings per share from discontinued operations was $0.03 in 2006 and $0.10 in 2005. Basic earnings per share was $1.22 in 2006 and $0.83 in 2005.

Diluted earnings per share from continuing operations increased to $1.17 in 2006 from $0.71 in 2005. Diluted earnings per share from discontinued operations was $0.02 in 2006 and $0.09 in 2005. Diluted earnings per share increased to $1.19 in 2006 from $0.80 in 2005.

All shares, per-share amounts and options have been retroactively restated to give effect to the two-for-one stock split in June 2006.

Year Ended December 31, 2005, Compared to Year Ended December 31, 2004

The following table summarizes our revenue by service line (in thousands):

	Twelve Months Ended
	December 31,
			%
	2005	2004	Change
Revenue

Intermodal	$1,079,798	$1,014,533	6.4%
Brokerage	266,545	225,466	18.2%
Logistics	135,535	140,723	(3.7)%
Total revenue from continuing operations	$1,481,878	$1,380,722	7.3%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2005	2004

Revenue	100.0%	100.0%
Transportation costs	88.2	87.9
Gross margin	11.8	12.1

Costs and expenses:
Salaries and benefits	5.6	6.1
General and administration	2.3	2.5
Depreciation and amortization	0.7	0.7
Total costs and expenses	8.6	9.3

Operating income	3.2	2.8

Other income (expense):
Interest expense	-	(0.3)
Interest income	0.1	-
Debt extinguishment expense	-	(0.5)
Total other income (expense)	0.1	(0.8)

Income from continuing operations before provision for income taxes	3.3	2.0

Provision for income taxes	1.3	0.8

Income from continuing operations	2.0%	1.2%

Revenue

Revenue increased 7.3% to $1,481.9 million in 2005 from $1,380.7 million in 2004. Intermodal revenue increased 6.4% to $1,079.8 million from $1,014.5 million due primarily to price increases, mix and fuel surcharges, offset by a 5.1% decrease in volume. Truck brokerage revenue increased 18.2% to $266.5 million from $225.5 million due primarily to price increases, mix and fuel surcharges and a 5.4% increase in volume. Logistics revenue decreased 3.7% to $135.5 million from $140.7 million due primarily to the loss of two customers in 2005. Hub Distribution’s revenue has been reclassified to discontinued operations due to the sale in May 2006.

Gross Margin

Gross margin increased 4.6% to $174.7 million in 2005 from $167.1 million in 2004. Gross margin percentage decreased from 12.1% in 2004 to 11.8% in 2005 due partially to additional costs for repositioning equipment in 2005, accessorial cost increases, ramp up costs for certain new customers and start up costs associated with our new containers. We made a decision to reposition equipment to certain cities to expand the number of rail-controlled containers within our network in order to meet customer demand during the 2005 peak season. In addition, in 2005 some of our rail carriers changed accessorial pricing and there is often a lag time before we can pass along the increase to our customers. Further, in 2005 we incurred initial ramp up costs for several large customers and we had extra drayage costs associated with moving our new containers from the pier.

Salaries and Benefits

Salaries and benefits decreased slightly to $83.4 million in 2005 from $83.8 million in 2004. As a percentage of revenue, salaries and benefits decreased to 5.6% in 2005 from 6.1% in 2004 due primarily to an increase in revenue. Headcount as of December 31, 2005 and 2004 was 944 and 951, respectively, which excludes drivers, as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses decreased 1.3% to $34.5 million in 2005 from $35.0 million in 2004. As a percentage of revenue, these expenses decreased to 2.3% in 2005 from 2.5% in 2004. General and administrative expense decreased primarily due to reductions in outside services and equipment lease expense. Equipment lease expense decreased by approximately $1.3 million due primarily to equipment lease buy-outs. Outside services decreased by $0.6 million due primarily to lower professional service costs.

Depreciation and Amortization

Depreciation and amortization decreased 12.4% to $8.9 million from $10.2 million in 2004. This expense as a percentage of revenue remained consistent at 0.7%. The decrease in depreciation and amortization is due primarily to lower computer equipment and software depreciation.

Other Income (Expense)

Interest expense decreased 96.6% to $0.1 million from $3.6 million in 2004. The decrease in interest expense is due primarily to carrying a lower average debt balance this year as compared to the prior year and the extinguishment of the private placement debt during the third quarter of 2004. The debt extinguishment expenses of $7.3 million in 2004 includes a $6.8 million pre-payment penalty associated with paying off the $50 million of 9.14% debt and the $0.5 million write off of the related deferred financing costs.

Provision for Income Taxes

The provision for income taxes increased to $19.7 million in 2005 compared to $11.7 million in 2004. We provided for income taxes using an effective rate of 40.3% in 2005 compared to 42.4% in 2004. The decrease in the effective rate in 2005 resulted primarily from a lower increase in reserves for 2005 and a lower state tax rate due to business restructuring.

Income from Continuing Operations

Net income from continuing operations increased to $29.2 million in 2005 from $15.9 million in 2004 due primarily to an increase in our gross margin, lower general and administrative expenses and lower interest expense.

Income from Discontinued Operations

Income from discontinued operations represents income from the operations of HGDS. This income was $3.8 million in 2005 and $1.4 million in 2004.

Earnings Per Common Share

Basic earnings per share from continuing operations were $0.73 in 2005 and $0.45 in 2004. Basic earnings per share from discontinued operations were $0.10 in 2005 and $0.04 in 2004. Basic earnings per share were $0.83 in 2005 and $0.49 in 2004.

Diluted earnings per share from continuing operations increased to $0.71 in 2005 from $0.42 in 2004. Diluted earnings per share from discontinued operations were $0.09 in 2005 and $0.04 in 2004. Diluted earnings per share increased to $0.80 in 2005 from $0.46 in 2004. The weighted average diluted shares outstanding increased 10.2% from 37,556,000 at December 31, 2004 to 41,392,000 at December 31, 2005 due primarily to the 7,200,000 shares from our stock offering being outstanding the whole year in 2005 and the issuance of restricted stock.

All shares, per-share amounts and options have been retroactively restated to give effect to the two-for-one stock split in June 2006.

LIQUIDITY AND CAPITAL RESOURCES

In 2006, we have funded our operations, capital expenditures, acquisitions and stock buy backs through cash flows from operations.

Cash provided by operating activities for the year ended December 31, 2006 was approximately $76.6 million, which resulted primarily from net income from continuing operations of $47.7 million, non-cash charges of $12.1 million and an increase in the change in operating assets of $16.8 million.

Net cash used in investing activities for the year ended December 31, 2006 was $35.7 million and related primarily to our acquisition of Comtrak for $39.9 million partially offset by the $12.2 million of proceeds from the disposition of our discontinued operations. We expect capital expenditures to be between $10.0 and $11.0 million in 2007.

The net cash used in financing activities for the year ended December 31, 2006 was $35.3 million. We generated $2.0 million of cash from stock options exercised and used $49.6 million of cash to purchase treasury stock. We also reported $12.3 million of excess tax benefits from share-based compensation as a financing cash in-flow. These tax benefits were previously reported as operating cash flows prior to the adoption of SFAS 123 (R).

Cash provided by discontinued operations was $1.8 million for the year ended December 31, 2006.

We invest our cash overnight in commercial paper. These investments are included in cash and cash equivalents on our balance sheet due to their short term maturity and are carried at market value.

On March 23, 2005 we entered into a revolving credit agreement that provides for unsecured borrowings of up to $40.0 million. The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%. The revolving line of credit expires on March 23, 2010. The financial covenants require a minimum net worth of $175.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0. The commitment fees charged on the unused line of credit are between 0.15% and 0.25%.  On February 21, 2006, we amended the revolving credit agreement to provide for unsecured borrowing up to $50.0 million. No other terms of the agreement were amended. Our unused and available borrowings under our bank revolving line of credit at December 31, 2006 and December 31, 2005 were $48.2 million and $39.0 million, respectively. We were in compliance with our debt covenants at December 31, 2006.

We have standby letters of credit that expire from 2007 to 2012. As of December 31, 2006, our letters of credit were $1.8 million.

In 2006, we added 2,000 new 53’ containers to our fleet. We financed these 2,000 containers with operating leases. These and other leasing arrangements are included in Note 7 to the consolidated financial statements.

We have a related party payable of $5.0 million as of December 31, 2006 that will be paid during the first quarter of 2007. This amount relates to the 2006 earn out payment due to the former owner of Comtrak. A similar amount will be paid in 2008 if the 2007 earn-out is achieved.

We have spent approximately $49.2 million on stock repurchases in 2006. We have authorization to spend an additional $75.0 million to purchase common stock through June of 2008.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations as of December 31, 2006 are minimum rental commitments and the earn out payment to the former owner of Comtrak. We have a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak. Rent paid under this agreement totaled $0.6 million for the year ended December 31, 2006. The annual lease payments escalate by less than 1% per year. Minimum annual rental commitments, at December 31, 2006, under non-cancelable operating leases, principally for real estate, containers and equipment and the earn out relted to Comtrak are payable as follows (in thousands):

2007	$28,066
2008	16,173
2009	12,797
2010	10,699
2011	10,020
2012 and thereafter	12,728

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

2007	$571
2008	2,160
2009	955
2010	1,386
2011	519
2012 and thereafter	2,671

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

Allowance for Uncollectible Trade Accounts Receivable

In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of the current economic conditions. To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of certain customers in bankruptcy and account balances specifically identified as uncollectible. The allowance is reported on the balance sheet in net accounts receivable. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customer financial conditions. Recoveries of receivables previously charged off are recorded when received.

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

Deferred Income Taxes

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $248,000 related to state tax net operating losses and other state credits for which valuation allowances have been established. In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

Valuation of Goodwill and Other Indefinite-Lived Intangibles

We review goodwill and other indefinite-lived intangibles for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill or other indefinite-lived intangibles may not be recoverable. We utilize a third-party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. These valuations are based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used in the valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, we may be required to record impairment charges in the future.

Equipment

We operate tractors and utilize containers in connection with our business. This equipment may be purchased or acquired under capital or operating lease agreements. In addition, we rent equipment from third parties and various railroads under short term rental arrangements. Equipment which is purchased is depreciated on the straight line method over the estimated useful life. We had no equipment under capital lease arrangements at December 31, 2006. Our equipment leases have five to seven year terms and in some cases contain renewal options.

Stock based Compensation

    Effective January 1, 2006 we adopted the fair value recognition provisions of FASB Statement No. 123 (R) “Share Based Payment” (SFAS No. 123 (R)), using the modified prospective transition method. Prior to January 1, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock Based
Compensation.” We have not granted any stock options since 2003. Instead, we have issued restricted stock that vests over three to five years. In addition, during 2006, the Board of Directors granted performance units which entitle the recipients to receive restricted stock contingent upon the achievement of an operating income earnings target. As of December 31, 2006, there was $4.9 million of unrecognized compensation cost related to non-vested shared based compensation that is expected be recognized over a weighted average period of 1.52 years. In addition, we have performance units that were issued in May of 2006. The unrecognized compensation cost mentioned above does not include any potential unrecognized compensation expense associated with the performance units.

New Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will implement this interpretation effective January 1, 2007. The Company has completed its initial evaluation of the impact of the January 1, 2007 adoption of FIN 48 and determined that such adoption is not expected to have a material impact on the Company’s financial position.

OUTLOOK, RISKS AND UNCERTAINTIES

Business Combinations/Divestitures

We believe that future acquisitions that we make could significantly impact financial results. Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

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

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the core transportation business mix, trailer and container capacity, vendor pricing, fuel costs, intermodal industry growth, intermodal industry service levels, accessorials, competition and accounting estimates.

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

Depreciation and Amortization

We estimate that depreciation and amortization of property and equipment will decrease slightly in 2007.

Impairment of Property and Equipment, Goodwill and Indefinite-Lived Intangibles

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

Other Income (Expense)

Factors that could cause a change in interest income include, but are not limited to, funding working capital needs, funding capital expenditures, funding an acquisition and buying back stock.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We seek to minimize the risk from interest rate volatility through our regular operating and financing activities and when deemed appropriate, through the use of derivative financial instruments. No derivative financial instruments are outstanding at December 31, 2006. We do not use financial instruments for trading purposes.

At December 31, 2006, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a) for the years ended December 31, 2006, 2005 and 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above for the years ended December 31, 2006, 2005, and 2004 when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed the method of accounting for share-based payments to conform with FASB Statement No. 123 (R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 22, 2007

HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,491	$36,133
Accounts receivable
Trade, net	158,284	147,004
Other	8,369	10,603
Prepaid taxes	3,202	6,040
Deferred taxes	3,433	-
Prepaid expenses and other current assets	4,450	3,860
Assets of discontinued operations	-	17,855
TOTAL CURRENT ASSETS	221,229	221,495

Restricted investments	3,017	1,387
Property and equipment, net	26,974	12,767
Other intangibles, net	7,502	-
Goodwill, net	225,448	208,150
Other assets	378	619
TOTAL ASSETS	$484,548	$444,418
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$117,676	$114,094
Other	6,839	3,668
Accrued expenses
Payroll	15,901	14,826
Other	29,010	18,917
Related party payable	5,000	-
Deferred taxes	-	960
Liabilities of discontinued operations	-	5,341
TOTAL CURRENT LIABILITIES	174,426	157,806
Deferred compensation	7,691	6,083
Deferred taxes	43,587	38,454
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2006 and 2005	-	-
Common stock
Class A: $.01 par value; 47,337,700 shares authorized; 41,224,792 shares issued and 38,943,122 outstanding in 2006; 41,224,792 shares issued and 39,962,484 outstanding in 2005	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2006 and 2005	7	7
Additional paid-in capital	179,203	183,524
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	146,243	97,557
Unearned compensation	-	(6,259)
Treasury stock; at cost, 2,281,670 shares in 2006 and 1,262,308 shares in 2005	(51,563)	(17,708)
TOTAL STOCKHOLDERS' EQUITY	258,844	242,075
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$484,548	$444,418
The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Years Ended
	2006	2005	2004

Revenue	$1,609,529	$1,481,878	$1,380,722
Transportation costs	1,391,111	1,307,136	1,213,660
Gross margin	218,418	174,742	167,062

Costs and expenses:
Salaries and benefits	95,152	83,392	83,801
General and administrative	39,929	34,541	34,993
Depreciation and amortization	6,101	8,905	10,164
Total costs and expenses	141,182	126,838	128,958

Operating income	77,236	47,904	38,104

Other income (expense):
Interest expense	(115)	(124)	(3,598)
Interest income	2,311	971	259
Debt extinguishment expenses	-	-	(7,296)
Other, net	76	120	82
Total other income (expense)	2,272	967	(10,553)

Income from continuing operations before provision for income taxes	79,508	48,871	27,551

Provision for income taxes	31,803	19,695	11,681

Income from continuing operations	47,705	29,176	15,870

Discontinued operations:
Income from discontinued operations of HGDS (including loss on disposal of $70 in 2006)	1,634	6,315	2,447
Provision for income taxes	653	2,545	1,038
Income from discontinued operations	981	3,770	1,409

Net income	$48,686	$32,946	$17,279

Basic earnings per common share
Income from continuing operations	$1.19	$0.73	$0.45
Income from discontinued operations	$0.03	$0.10	$0.04
Net income	$1.22	$0.83	$0.49

Diluted earnings per common share
Income from continuing operations	$1.17	$0.71	$0.42
Income from discontinued operations	$0.02	$0.09	$0.04
Net income	$1.19	$0.80	$0.46

Basic weighted average number of shares outstanding	39,958	39,860	35,200
Diluted weighted average number of shares outstanding	40,823	41,392	37,556
The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
	Years ended December 31,
	2006	2005	2004
Class A & B Common Stock Shares Outstanding
Beginning of year	40,624,780	41,191,812	32,211,184
Exercise of non-qualified stock options	-	692,516	1,491,532
Issuance of restricted stock	-	2,760	208,296
Purchase of treasury shares	(2,126,255)	(2,378,712)	(512,960)
Stock offering	-	-	7,200,000
Treasury shares issued under restricted stock and stock options exercised	1,106,893	1,116,404	593,760
Ending balance	39,605,418	40,624,780	41,191,812

Class A & B Common Stock Amount
Beginning of year	$419	$412	$324
Issuance of restricted stock and exercise of stock options	-	7	16
Stock offering	-	-	72
Ending balance	419	419	412

Additional Paid-in Capital
Beginning of year	183,524	182,056	115,577
Equity reclassification impact of adopting SFAS No. 123 (R)	(6,259)	-	-
Exercise of non-qualified stock options	(12,516)	(7,663)	3,045
Share-based compensation expense	3,405	-	-
Tax benefit of share-based compensation plans	12,337	8,523	5,319
Issuance of restricted stock awards, net of forfeitures	(1,288)	608	2,316
Stock offering	-	-	55,799
Ending balance	179,203	183,524	182,056

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)	(15,458)	(15,458)
Ending balance	(15,458)	(15,458)	(15,458)

Retained Earnings
Beginning of year	97,557	64,611	47,332
Net income	48,686	32,946	17,279
Ending balance	146,243	97,557	64,611

Unearned Compensation
Beginning of year	(6,259)	(4,685)	(4,448)
Issuance of restricted stock awards, net of forfeitures	-	(3,751)	(2,385)
Compensation expense related to restricted stock awards	-	2,177	2,148
Equity reclassification impact of adopting SFAS No. 123 (R)	6,259	-	-
Ending balance	-	(6,259)	(4,685)

Treasury Stock
Beginning of year	(17,708)	-	(292)
Purchase of treasury shares	(49,622)	(33,245)	(4,110)
Issuance of restricted stock and exercise of stock options	15,767	15,537	4,402
Ending balance	(51,563)	(17,708)	-

Total stockholders’ equity	$258,844	$242,075	$226,936
The accompanying notes to consolidated financial statements are an integral part of these statement.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Income from continuing operations	$47,705	$29,176	$15,870
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,170	9,319	10,454
Deferred taxes	690	18,382	11,714
Compensation expense related to share-based compensation plans	3,405	2,148	2,113
Gain on sale of assets	(131)	(271)	(353)
Changes in operating assets and liabilities excluding effects of purchase transaction:
Restricted investments	(1,630)	(1,387)	-
Accounts receivable, net	393	(18,931)	(9,797)
Prepaid taxes	2,234	(6,151)	-
Prepaid expenses and other current assets	(297)	722	(455)
Other assets	246	200	124
Accounts payable	4,754	3,039	(2,546)
Accrued expenses	9,440	8,497	8,048
Deferred compensation	1,608	(1,534)	1,381
Net cash provided by operating activities	76,587	43,209	36,553
Cash flows from investing activities:
Proceeds from sale of equipment	394	579	294
Purchases of property and equipment	(8,372)	(4,078)	(3,377)
Cash used in acquisition of Comtrak, Inc.	(39,942)	-	-
Proceeds from the disposal of discontinued operations	12,203	-	-
Net cash used in investing activities	(35,717)	(3,499)	(3,083)
Cash flows from financing activities:
Proceeds from stock offering	-	-	55,871
Proceeds from stock options exercised	1,963	4,738	7,394
Purchase of treasury stock	(49,622)	(33,245)	(4,110)
Excess tax benefits from share-based compensation	12,337	-	-
Net payments on revolver	-	-	(6,000)
Payments on long-term debt	-	-	(69,034)
Net cash used in financing activities	(35,322)	(28,507)	(15,879)

Cash flows from operating activities of discontinued operations	1,848	8,416	(702)
Cash flows used in investing activities of discontinued operations	(38)	(292)	(83)
Net cash provided by (used in) discontinued operations	1,810	8,124	(785)

Net increase in cash and cash equivalents	7,358	19,327	16,806
Cash and cash equivalents beginning of period	36,133	16,806	-
Cash and cash equivalents end of period	$43,491	$36,133	$16,806

Supplemental disclosures of cash paid for:
Interest	$114	$124	$2,995
Income taxes	$16,801	$6,811	$591
The accompanying notes to consolidated financial statements are an integral part of these statement.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Business: Hub Group, Inc. (“we,” “us” or “our”) provides intermodal transportation services utilizing primarily third party arrangements with railroads and drayage companies. We also arrange for transportation of freight by truck and perform logistics and drayage services.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. We invest our cash overnight in commercial paper of which $37.0 million and $36.0 million was outstanding at December 31, 2006 and 2005, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts: In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of the current economic conditions. To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of certain customers in bankruptcy and account balances specifically identified as uncollectible. The allowance is reported on the balance sheet in net accounts receivable. Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customer financial conditions. Our reserve for uncollectible accounts was approximately $6,299,000 and $6,815,000 at December 31, 2006 and 2005, respectively. Recoveries of receivables previously charged off are recorded when received.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of the applicable assets over their expected useful lives: building and improvements, 1 to 8 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, 3 to 5 years; furniture and equipment, 3 to 11 years; and transportation equipment and automobiles, 3 to 8 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed five years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that the undiscounted future cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the assets carrying amount over its fair value is recorded.

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

We review goodwill and other indefinite-lived intangibles for impairment on an annual basis as of November 1, or whenever events or changes in circumstances indicate the carrying amount of goodwill or other intangibles may not be recoverable. We utilize a third-party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. These valuations are based on market capitalization, discounted cash flow analysis or a combination of both methodologies. The assumptions used in the valuations include expectations regarding future operating performance, discount rates, control premiums and other factors which are subjective in nature. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions. Should estimates differ materially from actual results, we may be required to record impairment charges in the future.

Fair Value of Financial Instruments: The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value at December 31, 2006 due to their short-term nature.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions. We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 5% of revenue in 2006, 2005 or 2004. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

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

Deferred Income Taxes: Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $248,000 related to state tax net operating losses and other state credits for which a valuation allowance has been established. In the event the probability of realizing the deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

New Accounting Pronouncement: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will implement this interpretation effective January 1, 2007. The Company has completed its initial evaluation of the impact of the January 1, 2007 adoption of FIN 48 and determined that such adoption is not expected to have a material impact on the Company’s financial position.

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
We have elected to calculate our initial pool of excess benefits under FASB Staff Position 123 (R)-3 (“FSP”). Prior to the adoption of SFAS No. 123 (R), we presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows. Beginning on January 1, 2006, we changed our cash flow presentation in accordance with the FSP which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash in-flow and an operating cash out-flow. The results for the year ended December 31, 2006 include $12.3 million of excess tax benefits as a financing cash in-flow and an operating cash out-flow.

The following table illustrates the effect on the net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, to share-based employee compensation during the years ended December 31, (in thousands, except per share data):
	Years Ended December 31,
	2005	2004
Income from continuing operations, as reported	$29,176	$15,870
Income from discontinued operations, as reported	3,770	1,409
Total net income, as reported	$32,946	$17,279
Add: Total share-based compensation included in net income, net of related tax effects	1,300	1,237
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,600)	(1,820)
Income from continuing operations, pro forma	$28,876	$15,287
Income from discontinued operations, pro forma	3,770	1,409
Total net income, pro forma	$32,646	$16,696
Earnings per share:
Basic from continuing operations, as reported	$0.73	$0.45
Basic from discontinued operations, as reported	$0.10	$0.04
Basic — pro forma from continuing operations	$0.72	$0.43
Basic — pro forma from discontinued operations	$0.10	$0.04
Diluted from continuing operations, as reported	$0.71	$0.42
Diluted from discontinued operations, as reported	$0.09	$0.04
Diluted — pro forma from continuing operations	$0.70	$0.41
Diluted — pro forma from discontinued operations	$0.09	$0.04

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts and cost of purchased transportation. Actual results could differ from those estimates.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

 NOTE 2. Capital Structure

We have authorized common stock comprised of Class A Common Stock and Class B Common Stock. The rights of holders of Class A Common Stock and Class B Common Stock are identical, except each share of Class B Common Stock entitles its holder to approximately 80 votes, while each share of Class A Common Stock entitles its holder to one vote. We have authorized 2,000,000 shares of preferred stock.

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$47,705	39,958	$1.19	$29,176	39,860	$0.73
Income from discontinued operations	981	39,958	0.03	3,770	39,860	0.10
Net Income	$48,686	39,958	$1.22	$32,946	39,860	$0.83

Effect of Dilutive Securities
Stock options and restricted stock		865			1,532

Diluted EPS
Income from continuing operations	$47,705	40,823	$1.17	$29,176	41,392	$0.71
Income from discontinued operations	981	40,823	0.02	3,770	41,392	0.09
Net Income	$48,686	40,823	$1.19	$32,946	41,392	$0.80

	Year Ended
	December 31, 2004
	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$15,870	35,200	$0.45
Income from discontinued operations	1,409	35,200	0.04
Net Income	$17,279	35,200	$0.49

Effect of Dilutive Securities
Stock options and restricted stock		2,356

Diluted EPS
Income from continuing operations	$15,870	37,556	$0.42
Income from discontinued operations	1,409	37,556	0.04
Net Income	$17,279	37,556	$0.46

NOTE 4. Property and Equipment

Property and equipment consist of the following (in thousands):
	Years Ended December 31,
	2006	2005
Building and improvements	$54	$-
Leasehold improvements	1,037	824
Computer equipment and software	47,156	46,160
Furniture and equipment	7,614	6,593
Transportation equipment	20,512	2,181
	76,373	55,758
Less: Accumulated depreciation and amortization	(49,399)	(42,991)
Property and Equipment, net	$26,974	$12,767

Depreciation expense was $7,779,000, $9,320,000 and $10,454,000, for 2006, 2005 and 2004, respectively.

NOTE 5. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2006	2005	2004
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.5	3.3	4.1
Nondeductible expenses	1.5	1.1	1.2
State tax impact of business restructuring	-	-	(3.4)
Provision for valuation allowance	(0.3)	0.4	0.9
Other	0.3	0.5	4.6
Net effective rate	40.0%	40.3%	42.4%

We and our subsidiaries file both unitary and separate company state income tax returns.

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current
Federal	$27,986	$6,419	$3,692
State and local	3,078	983	567
	31,064	7,402	4,259
Deferred
Federal	332	11,301	6,318
State and local	407	992	1,104
	739	12,293	7,422
Total provision	$31,803	$19,695	$11,681

The following is a summary of our deferred tax assets and liabilities (in thousands):

	Years Ended December 31,
	2006	2005
Reserve for uncollectible accounts receivable	$2,295	$2,320
Accrued compensation	4,273	2,883
Other reserves	1,611	1,272
Current deferred tax assets	8,179	6,475

Operating loss carryforwards	790	1,376
Other	37	37
Income tax basis in excess of financial basis of goodwill	4,923	5,294
Less valuation allowance	(248)	(489)
Long-term deferred tax assets	5,502	6,218
Total deferred tax assets	$13,681	$12,693

Prepaids	(1,258)	$(958)
Other Receivables	(3,488)	(6,477)
Current deferred tax liabilities	(4,746)	(7,435)

Property and equipment	(2,940)	(4,750)
Goodwill	(46,149)	(39,922)
Long-term deferred tax liabilities	(49,089)	(44,672)
Total deferred tax liabilities	$(53,835)	$(52,107)

Our state net operating losses of $790,000 expire between December 31, 2007 and December 31, 2023. Management believes it is more likely than not that the deferred tax assets will be realized with the exception of $248,000 related to state net operating losses and other state credits for which a valuation allowance has been established.

NOTE 6. Long-Term Debt and Financing Arrangements

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

Our unused and available borrowings under our bank revolving line of credit at December 31, 2006 and December 31, 2005 were $48.2 million and $39.0 million, respectively. We were in compliance with our debt covenants at December 31, 2006.

We have standby letters of credit that expire from 2007 to 2012. As of December 31, 2006, our letters of credit were $1.8 million.

NOTE 7. Rental Expense, User Charges and Lease Commitments

Minimum annual rental commitments, at December 31, 2006, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2007	$23,066
2008	16,173
2009	12,797
2010	10,699
2011	10,020
2012 and thereafter	12,728
$85,483

Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $8,149,000, $7,607,000, and $9,074,000 for 2006, 2005 and 2004, respectively. Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. We straight-line rental expense in accordance with Statement of Financial Accounting Standards No. 13, paragraph 15 and Financial Accounting Standards Board Technical Bulletin 85-3.

In March 2006, we entered into a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak. Rent paid under this lease agreement included in general and administrative expense totaled $550,000 for the year ended December 31, 2006. The annual lease payments escalate by less than 1% per year.

We incur rental expense for our leased containers and tractors that are included in transportation costs and totaled $8,057,000, $3,036,000 and $1,085,000 for 2006, 2005 and 2004, respectively.

We incur charges for use of a fleet of rail owned chassis and dedicated rail owned containers on the Burlington Northern Santa Fe, Norfolk Southern and Union Pacific which are included in transportation costs. Such charges were $42,759,000, $33,830,000 and $31,063,000 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, under these agreements, we have the ability to return the containers and pay for the chassis only when we are using them. As a result, no minimum commitment has been included in the table above.

NOTE 8. Stock-Based Compensation Plans

 In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000. In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000. In 2003, we amended our 2002 Incentive Plan to add an additional 2,000,000 shares of Class A Common Stock that are reserved for issuance. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant. The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant. Restricted stock vests over a three to five year period. At December 31, 2006, 920,021 shares are available for future grant. Generally, when stock options are exercised, either new shares are issued or shares are issued out of treasury.

We recognize the cost of all share-based awards on a straight-line basis over the vesting period of the award including an estimate of forfeitures. Share-based compensation expense for the years ended December 31, 2006, 2005 and 2004 was $3.4 million, $2.1 million and $2.1 million or $2.0 million, $1.3 million and $1.2 million, net of taxes, respectively. Share-based compensation is included in salaries and benefits in the accompanying statements of income.

Information regarding option plans for 2005 and 2004 is as follows:

	2005		2004
	Shares	Weighted Avg Exercise Price	Shares	Weighted Avg Exercise Price
Options outstanding, beginning of year	3,400,296	$2.49	5,709,736	$2.87
Options exercised	(1,604,068)	2.96	(2,093,972)	3.53
Options granted	-	-	-	-
Options forfeited	(13,000)	3.52	(215,468)	2.43
Options outstanding, end of year	1,783,228	$2.06	3,400,296	$2.49

The following table summarizes the stock option activity for the year ended December 31, 2006:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding January 1, 2006	1,783,228	$2.06
Options exercised	(1,023,032)	$1.92
Options forfeited	(5,600)	$3.70
Outstanding at December 31, 2006	754,596	$2.24	5.26	$19,099,512

Exercisable at December 31, 2006	612,196	$2.36	5.05	$15,421,594

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $21.3 million, $18.5 million and $11.5 million, respectively. Cash received from stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $2.0 million, $4.7 million and $7.4 million, respectively. The tax benefit realized for tax deductions from stock options exercised for the years ended December 31, 2006, 2005 and 2004 was $7.9 million, $6.8 million and $4.0 million, respectively.

The following table summarizes information about options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted Avg	Weighted Avg		Weighted Avg
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	of Shares	Contractual Life	Price	of Shares	Price
$ 1.22 to $ 1.22	69,600	6.13	$1.22	10,400	$1.22
$ 1.22 to $ 1.30	219,332	5.96	$1.30	219,332	$1.30
$ 1.30 to $ 1.66	136,000	6.00	$1.46	104,000	$1.42
$ 1.66 to $ 2.43	140,464	5.32	$1.97	121,264	$1.97
$ 2.43 to $ 7.04	189,200	3.54	$4.47	157,200	$4.84
$ 1.22 to $ 7.04	754,596	5.26	$2.24	612,196	$2.36

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2006:

Non-vested restricted stock	Shares	Weighted Average Grant Date Fair Value

Non-vested January 1, 2006	743,504	$8.93
Granted	106,819	$21.58
Vested	(513,399)	$6.33
Forfeited	(22,958)	$9.17
Non-vested at December 31, 2006	313,966	$17.48

During 2005, we granted 223,460 shares of restricted stock to certain employees and 10,644 shares of restricted stock to outside directors with a weighted average grant date fair value of $16.68. The stock vests over a three year period.

During 2004, we granted 235,380 shares of restricted stock to certain employees and 13,896 shares of restricted stock to outside directors with a weighted average grant date fair value of $10.40. The stock vests over a three year period.

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2006, 2005 and 2004 was $13.3 million, $9.2 million and $4.2 million, respectively.

As of December 31, 2006, there was $4.9 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.52 years.

In May 2006, the Board of Directors granted certain of our officers 593,542 performance units. The performance units entitle the recipients to receive restricted shares of our Class A Common Stock contingent upon the achievement of an operating income earnings target. The aggregate operating income for the three year period ending December 31, 2008 must meet a specified target amount in order for these performance units to be earned and converted to restricted stock. Should the employees earn restricted stock under this program, the restricted stock will be granted in early 2009 and then vests ratably as of the first business day of January in each of 2010, 2011 and 2012 provided the officer remains an employee on each of the vesting dates. The maximum amount that would be recorded as salary expense over this 68 month period assuming the targets are met is $13.8 million, which is calculated based on the stock price on the date the performance units were granted which was $23.25. We did not record expense related to the performance units during 2006.

During January 2007, we granted 189,824 shares of restricted stock to certain employees and 10,644 shares of restricted stock to outside directors with a weighted average grant date fair value of $27.55. The stock vests over a three year period.

NOTE 9. Business Segment

We have no separately reportable segments. Under the enterprise wide disclosure requirements, we report revenue (in thousands), for Intermodal, Brokerage and Logistics Services as follows:

	Years Ended December 31,
	2006	2005	2004

Transportation
Intermodal	$1,172,566	$1,079,798	$1,014,533
Brokerage	306,332	266,545	225,466
Logistics	130,631	135,535	140,723
Total revenue from continuing operations	$1,609,529	$1,481,878	$1,380,722

NOTE 10. Employee Benefit Plans

We had two profit-sharing plans and trusts in 2006, and one in 2005 and 2004 under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We expensed approximately $1,659,000, $1,078,000 and $1,054,000 related to these plans in 2006, 2005 and 2004, respectively.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the consolidated balance sheet represent the fair value of the mutual funds and other security investments related to the Plan at December 31, 2006 and December 31, 2005. Both realized and unrealized gains and losses, which have not been material, are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan. We expensed $737,000, $647,000, and $876,000 related to these plans in 2006, 2005 and 2004, respectively.

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

The following table displays the activity and balances of the restructuring reserves in the consolidated balance sheets (in thousands):

	Headcount	Consolidation
	Reduction	of Facilities	Total
Balance at December 31, 2003	$75	$361	$436
Additional restructuring expenses	661	118	779
Cash payments	(736)	(333)	(1,069)
Balance at December 31, 2004	-	146	146
Additional restructuring expenses	249	-	249
Cash payments	(222)	(186)	(408)
Adjustments for previous estimate	-	40	40
Balance at December 31, 2005	27	-	27
Cash payments	(27)	-	(27)
Balance at December 31, 2006	$-	$-	$-

NOTE 13. Stock Buy Back Plans

During the fourth quarter of 2003, the Board of Directors authorized the purchase of up to 1,000,000 shares of our Class A Common Stock from time to time. The timing of the program was determined by financial and market conditions. During the fourth of quarter of 2003, we purchased 80,800 shares for $292,000. We purchased an additional 386,000 shares for $2,763,000 in 2004. During the first quarter of 2005, the Board of Directors terminated the prior buy back plan and authorized the purchase of up to $30.0 million worth of our Class A Common Stock. During the second quarter of 2005, we completed the authorized purchase of $30.0 million worth of our Class A Common Stock. We intend to hold the repurchased shares in treasury for future use.

On August 22, 2005, our Board of Directors authorized the purchase of up to $45.0 million of our Class A Common Stock. During the third quarter of 2006, we completed the authorized purchase of $45.0 million of Class A common stock. We intend to hold the repurchased shares in treasury for future use.

On October 26, 2006, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock. This authorization expires June 30, 2008 and we have not yet purchased any shares pursuant to this plan. We may make purchases from time to time as market conditions warrant and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased and available under the plans in 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to March 31	-	$-	-	$45,000
April 1 to June 30	-	$-	-	$45,000
July 1 to July 31	393,300	$22.23	393,300	$36,258
August 1 to August 31	1,563,845	$23.19	1,563,845	$-
September 1 to September 30	-	$-	-	$-
October 1 to December 31	-	$-	-	$75,000
Total	1,957,145	$22.99	1,957,145	$75,000

NOTE 14. Stock Split

The Board of Directors approved a two-for-one stock split which was paid on May 11, 2005. All shares and per-share amounts have been retroactively restated to give effect to the two-for-one stock split which was effected in the form of a 100% stock dividend. In addition, all options have been retroactively restated for the stock split in accordance with the terms of the incentive plans. Each of our Class A stockholders and Class B stockholders received one Class A share on each share of Class A Common Stock and each share of Class B Common Stock held by them on the record date in connection with the stock split. In accordance with the terms of our Certificate of Incorporation, the number of votes held by each shareholder of Class B Common Stock was proportionately adjusted in connection with this stock dividend.

The Board of Directors approved a two-for-one stock split which was paid on June 6, 2006. All shares and per-share amounts have been retroactively restated to give effect to the two-for-one stock split which was effected in the form of a 100% stock dividend. In addition, all options and performance units have been retroactively restated for the stock split in accordance with the terms of the incentive plans. Each of our Class A stockholders and Class B stockholders received one Class A share on each share of Class A Common Stock and each share of Class B Common Stock held by them on the record date in connection with the stock split. In accordance with the terms of our Certificate of Incorporation, the number of votes held by each shareholder of Class B Common Stock was adjusted in connection with this stock dividend such that each share of Class B Common Stock now entitles its holder to approximately 80 votes. Each share of Class A Common Stock entitles its holder to one vote.

NOTE 15. Public Equity Offering

We completed a public offering of Class A Common Stock priced at $8.25 per share, before underwriting discounts and commissions, on July 2, 2004. We sold 7,200,000 shares and selling stockholders sold 1,540,000 shares. The Company’s net proceeds of $55,871,000 were used to prepay the $50,000,000 of 9.14% debt on July 6, 2004 as well as the majority of the make-whole payment of $6,804,000.

NOTE 16. Acquisition

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

We paid the $38.0 million purchase price plus a working capital adjustment of $1.2 million, which was finalized during 2006, in accordance with the terms of the Asset Purchase Agreement, from available cash. There is an earn-out mechanism for 2006 and 2007, which will not exceed $10.0 million in total and is based on Comtrak’s 2006 and 2007 EBITDA as defined in the Asset Purchase Agreement. The additional contingent consideration of $5 million for 2006 has been added to the purchase price and has been applied to goodwill since it will be paid. The amount due the seller, and current President of Comtrak, is included in the related party payable in the accompanying consolidated balance sheet. The additional contingent consideration related to 2007 EBITDA will be added to the purchase price and will be applied to goodwill when the contingency is resolved. The results of operations of Comtrak are included in our consolidated statements of income for the period March 1, 2006 to December 31, 2006.

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

The following table summarizes the allocation of the total purchase price to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

March 1, 2006
Accounts receivable
Trade, net	$9,012
Other	428
Prepaid expenses and other current assets	294
Property and equipment	13,507
Goodwill	12,298
Other intangible assets	7,894
Total assets acquired	$43,433

Accounts payable
Trade	$832
Other	1,166
Accrued expenses
Payroll	944
Other	549
Total liabilities assumed	$3,491

Net assets acquired	$39,942

Direct acquisition costs	766

Purchase price	$39,176

The property and equipment’s useful lives range from 6 months to 11 years. The above allocation is based on a valuation using management’s estimates and assumptions and the use of an independent appraisal. We expect the amortization of all goodwill for tax purposes to be deductible over 15 years and for book purposes it has an indefinite life.

The components of the “Other intangible assets” listed in the above table as of the acquisition date are as follows (in thousands):
	Amount	Accumulated Amortization	Balance at December 31, 2006	Life
Relationships with owner operators	$647	$(90)	$557	6 years
Backlog/open orders	20	(20)	-	1 month
Trade name	2,904	-	2,904	Indefinite
Customer relationships	3,823	(212)	3,611	15 years
Information technology	500	(70)	430	6 years
Total	$7,894	$(392)	$7,502

The above intangible assets will be amortized using the straight-line method. Amortization expense for the year ended December 31, 2006 was $0.4 million. Amortization expense for the next five years is as follows (in thousands):

2007	$445
2008	445
2009	445
2010	445
2011	445

NOTE 17. Discontinued Operations

On May 1, 2006, we entered into a definitive agreement to sell certain assets of HGDS to a third party. As specified in the Asset Purchase Agreement, the buyer assumed $4.5 million of liabilities and we received a cash payment of $12.2 million. The current and comparative period results of HGDS have been reported as “discontinued operations” in our Consolidated Financial Statements. These discontinued operations generated diluted earnings per share of $0.02, $0.09 and $0.04 for the years ended December 31, 2006, 2005 and 2004, respectively.

The financial results of HGDS included in discontinued operations are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Revenue	$19,194	$49,621	$46,084

Income from discontinued operations
before income taxes	1,634	6,315	2,447

Income tax provision	653	2,545	1,038

Income from discontinued operations	$981	$3,770	$1,409

The total assets sold to and liabilities assumed by the purchaser of HGDS on May 1, 2006 as well as total assets and liabilities of HGDS included in the captions “Assets of discontinued operations” and “Liabilities of discontinued operations” at December 31, 2005 are as follows (in thousands):

	May 1, 2006	Dec. 31, 2005
Assets
Accounts receivable-trade, net	$8,845	$9,861
Prepaid expenses and other current assets	149	146
Property and equipment, net	670	758
Goodwill, net	7,026	7,026
Other assets	44	64
Total assets of discontinued operations	$16,734	$17,855

Liabilities
Accounts payable-trade	$3,619	$3,618
Accounts payable-other	64	67
Accrued expenses-payroll	449	1,183
Accrued expenses-other	330	473
Total liabilities of discontinued operations	$4,462	$5,341

NOTE 18. Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2006 and 2005 (in thousands, except per share amounts):

	Quarters
	First (2)	Second	Third	Fourth
Year Ended December 31, 2006:
Revenue	$356,764	$395,296	$432,009	$425,460
Gross margin	47,373	55,491	57,336	58,218
Income from continuing operations	8,473	12,219	13,494	13,519
Income from discontinued operations (1)	657	324	-	-
Net income	$9,130	$12,543	$13,494	$13,519
Basic earnings per share
Income from continuing operations	$0.21	$0.30	$0.34	$0.35
Income from discontinued operations	0.02	0.01	-	-
Net Income	$0.23	$0.31	$0.34	$0.35
Diluted earnings per share
Income from continuing operations	$0.21	$0.29	$0.33	$0.34
Income from discontinued operations	0.01	0.01	-	-
Net Income	$0.22	$0.30	$0.33	$0.34

(1) HGDS disposed of May 1, 2006
(2) Comtrak was acquired February 28, 2006

	Quarters
	First	Second	Third	Fourth
Year Ended December 31, 2005:
Revenue	$329,405	$361,822	$387,434	$403,217
Gross margin	40,108	43,820	45,261	45,553
Income from continuing operations	4,713	7,229	8,426	8,808
Income from discontinued operations	635	696	1,184	1,255
Net Income	$5,348	$7,925	$9,610	$10,063
Basic earnings per share
Income from continuing operations	$0.12	$0.18	$0.21	$0.22
Income from discontinued operations	0.02	0.02	0.03	0.03
Net Income	$0.14	$0.20	$0.24	$0.25
Diluted earnings per share
Income from continuing operations	$0.11	$0.17	$0.21	$0.22
Income from discontinued operations	0.01	0.02	0.03	0.03
Net Income	$0.12	$0.19	$0.24	$0.25

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.

Item 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. On February 28, 2006, we acquired Comtrak Logistics, Inc. Consistent with published guidance of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, Comtrak’s internal control over financial reporting. Total assets and total revenues from the Comtrak acquisition represent $52.7 million and $67.1 million, respectively of the related consolidated financial statement amounts of Hub Group, Inc. as of year ended December 31, 2006.

Based upon this evaluation, management believes our internal control over financial reporting was effective as of December 31, 2006.

Management believes, however, that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements, including in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
Hub Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Hub Group, Inc. (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Comtrak Logistics, Inc. (Comtrak), which is included in the 2006 consolidated financial statements of the Company and constituted $52.7 million of total assets as of December 31, 2006 and $67.1 million of revenue for the ten months then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Comtrak.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Hub Group, Inc. and our report dated February 22, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
February 22, 2007

 Item 9B.   OTHER INFORMATION
None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The sections entitled “Election of Directors” and “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 7, 2007, sets forth certain information with respect to our directors and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Our code of ethics can be found on our website at www.hubgroup.com.

Item 11.  EXECUTIVE COMPENSATION

The section entitled “Compensation of Directors and Executive Officers” appearing in our proxy statement for our annual meeting of stockholders to be held on May 7, 2007, sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The sections entitled “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 7, 2007, sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information-

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	754,596	$2.24	920,021
Equity compensation plans not approved by security holders	--	--	--
Total	754,596	$2.24	920,021

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled “Certain Transactions” appearing in our proxy statement for the annual meeting of our stockholders to be held on May 7, 2007, sets forth certain information with respect to certain business relationships and transactions between us and our directors and officers and it is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for our annual meeting of stockholders to be held on May 7, 2007, sets forth certain information with respect to certain fees we have paid to our principal accountant for services and it is incorporated herein by reference.

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2006 and December 31, 2005

Consolidated Statements of Income - Years ended December 31, 2006, December 31, 2005 and December 31, 2004

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2006, December 31, 2005 and December 31, 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2006, December 31, 2005 and December 31, 2004

Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

The following financial statement schedules of Hub Group, Inc. are filed as part of this report and should be read in conjunction with the consolidated financial statements of Hub Group, Inc.:

Page
II. Valuation and qualifying accounts and reserves ………………………………………………………………..  S-1

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

Date: February 23, 2007           HUB GROUP, INC.

By /s/ David P. Yeager
David P. Yeager
Chief Executive Officer and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/Phillip C. Yeager Phillip C. Yeager	Chairman and Director	February 23, 2007

/s/ David P. Yeager David P. Yeager	Vice Chairman, Chief Executive Officer and Director	February 23, 2007

/s/ Mark A. Yeager Mark A. Yeager	President, Chief Operating Officer and Director	February 23, 2007

/s/ Thomas M. White Thomas M. White	Senior Vice President-Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 23, 2007

/s/ Charles R. Reaves Charles R. Reaves	Director	February 23, 2007

/s/ Martin P. Slark Martin P. Slark	Director	February 23, 2007

/s/ Gary D. Eppen Gary D. Eppen	Director	February 23, 2007

SCHEDULE II

HUB GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs &	Other		End
	of Year	Expenses	Accounts (1)	Deductions (2)	of Year
Year Ended December 31:
Allowance for uncollectible trade accounts
2006	$6,815,000	$138,000	$644,000	$(1,298,000)	$6,299,000
2005	$6,869,000	$476,000	$1,135,000	$(1,665,000)	$6,815,000
2004	$5,835,000	$148,000	$886,000	$-	$6,869,000

Deferred tax valuation allowance
2006	$489,000	$(241,000)	$-	$-	$248,000
2005	$271,000	$218,000	$-	$-	$489,000
2004	$-	$271,000	$-	$-	$271,000

(1) Expected customer account adjustments charged to revenue and write-offs, net of recoveries
(2) Reserve adjustments

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

10.7	Description of Executive Officer cash compensation for 2007

10.8	Director compensation for 2007

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

10.11
Equipment Purchase Contract dated as of March 7, 2005 between Hub City Terminals, Inc., and Shanghai Jindo Container Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 7, 2005 and filed March 8, 2005, File No. 000-27754)

10.12
$40 million Credit Agreement dated as of March 23, 2005 among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 23, 2005 and filed March 25, 2005, File No. 000-27754)

10.13
Lease Agreement dated as of May 10, 2005, between Banc of America Leasing & Capital, LLC and Hub City Terminals, Inc., with form of Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.14
Guaranty of Corporation, dated as of May 10, 2005, made by Registrant to, and for the benefit of, Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.15
Asset Purchase Agreement, dated January 19, 2006, by and among Hub Group, Inc., Comtrak, Inc. and Michael J. Bruns (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated January 19, 2006 and filed January 25, 2006, File No. 000-27754)

10.16
Amendment to the $40 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated February 21, 2006. (incorporated by reference to Exhibit 10.16 to the Registrant’s report on Form 10-K for the year ended December 31, 2005 and filed February 27, 2006, File No. 000-27754)

10.17
Equipment Purchase Contract dated as of March 21, 2006 between Hub City Terminals, Inc. and Singamas North America, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 21, 2006 and filed March 24, 2006, File No. 000-27754)

10.18
Asset Purchase Agreement, dated May 1, 2006, by and among Hub Group, Inc., Hub Group Distribution Services, LLC and HGDS Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 1, 2006 and filed May 2, 2006, File No. 000-27754)

10.19
Form of Hub Group, Inc. 2006 Performance Unit Award Statement (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

10.20
Form of Terms of Restricted Stock Award under Hub Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

14
Hub Group’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 to the Registrant’s report on Form 10-K dated March 12, 2003 and filed on March 13, 2003, File No. 000-27754)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of David P. Yeager, Vice Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Thomas M. White, Senior Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of David P. Yeager and Thomas M. White, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350

EXHIBIT 10.7
Hub Group, Inc.
Description of Executive Officer Cash Compensation
For 2007
Annual Cash Compensation

Base Salary
Set forth below are the base salaries of the Chief Executive Officer and each of the four most highly compensated executive officers in 2006 effective January 1, 2007. The Company considers various factors in assigning executive officers to specific salary ranges, including job content, level of responsibility, accountability, and the competitive compensation market. On an annual basis, all executive officers’ salaries are reviewed and adjusted to reflect individual performance and position within their respective ranges.

Bonus Plan
Executive officers are eligible for annual performance-based awards under the Company’s bonus plan, as are all salaried employees. For 2006, goals were weighted upon achievement of targeted levels of earnings per share and, for some executives, upon achievement of personal goals. The goals for 2007 will also be weighted.

Restricted Stock
The Company makes periodic grants of restricted stock to executive officers. Grants of restricted stock have historically provided for vesting in three years after grant.

David P. Yeager
Vice Chairman and Chief Executive Officer

Base
2007  $574,867

Mark A. Yeager
President and Chief Operating Officer

Base
2007  $399,489

Thomas M. White
Sr. Vice President, Treasurer and Chief Financial Officer

Base
2007  $366,672

David Marsh
Executive Vice President-Highway

Base
2007  $283,894
Donald G. Maltby
Executive Vice President-Logistics

Base
2007  $273,182

EXHIBIT 10.8

Hub Group, Inc.
Directors’ Compensation For 2007

Directors’ Compensation

Each non-employee director receives an annual retainer fee of $60,000 in 2007, paid in quarterly installments. In addition, expenses are paid for attendance at each Committee meeting. Directors who are also officers or employees of the Company receive no compensation for duties performed as a director.

Stock Plan

The Company makes periodic grants of restricted stock to the directors. In connection with their 2007 compensation package, each independent director received 3,548 shares of restricted stock in January 2007.

EXHIBIT 21

Subsidiaries of Hub Group, Inc.

SUBSIDIARIES	JURISDICTION OF INCORPORATION/ORGANIZATION
Hub City Terminals, Inc.	Delaware
Hub Group Atlanta, LLC	Delaware
Hub Group Canada, L.P.	Delaware
Hub City Texas, L.P.	Delaware
Hub Group Associates, Inc.	Illinois
Hub Group Distribution Services, LLC	Illinois
Quality Services L.L.C.	Missouri
Hub Chicago Holdings, Inc.	Delaware
Hub Group Transport, LLC	Delaware
Hub Freight Services, Inc.	Delaware
Comtrak Logistics, Inc.	Delaware

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Forms S-8, Nos. 333-115576, 333-33006, 333-06327, 333-107745, 333-103845 and 333-48185) of Hub Group, Inc. and the related Prospectuses of our reports dated February 22, 2007, with respect to the consolidated financial statements and schedule of Hub Group, Inc., Hub Group, Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Hub Group, Inc., included in this Annual Report on Form 10-K for the year ended December 31, 2006.

/s/ Ernst & Young LLP

Chicago, Illinois
February 22, 2007