Form 10-Q
period 2007-03-31
HUB GROUP INC
filed 2007-04-23
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 0-27754
HUB GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4007085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
        Large Accelerated Filer   X             Accelerated Filer                   Non-Accelerated Filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act). Yes       No  X

On April 19, 2007, the registrant had 38,785,442 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,730	$43,491
Accounts receivable
Trade, net	150,772	158,284
Other	8,078	8,369
Prepaid taxes	1,098	3,202
Deferred taxes	3,424	3,433
Prepaid expenses and other current assets	6,794	4,450
TOTAL CURRENT ASSETS	204,896	221,229

Restricted investments	4,278	3,017
Property and equipment, net	27,342	26,974
Other intangibles, net	7,391	7,502
Goodwill, net	225,448	225,448
Other assets	419	378
TOTAL ASSETS	$469,774	$484,548
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$110,441	$117,676
Other	6,826	6,839
Accrued expenses
Payroll	8,545	18,294
Other	31,567	26,617
Related party payable	-	5,000
TOTAL CURRENT LIABILITIES	157,379	174,426
Non-current liabilities	10,989	7,691
Deferred taxes	41,295	43,587
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2007 and 2006	-	-
Common stock
Class A: $.01 par value; 47,337,700 shares authorized; 41,224,792 shares issued and 38,789,847 outstanding in 2007; 41,224,792 shares issued and 38,943,122 outstanding in 2006	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2007 and 2006	7	7
Additional paid-in capital	175,779	179,203
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	157,662	146,243
Treasury stock; at cost, 2,434,945 shares in 2007 and 2,281,670 shares in 2006	(58,291)	(51,563)
TOTAL STOCKHOLDERS' EQUITY	260,111	258,844
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$469,774	$484,548
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Three Months
	Ended March 31,
	2007	2006

Revenue	$393,297	$356,764
Transportation costs	336,636	309,391
Gross margin	56,661	47,373

Costs and expenses:
Salaries and benefits	25,610	22,881
General and administrative	11,601	8,969
Depreciation and amortization	1,172	1,859
Total costs and expenses	38,383	33,709

Operating income	18,278	13,664

Other income (expense):
Interest expense	(21)	(18)
Interest income	645	446
Other, net	3	30
Total other income	627	458

Income from continuing operations before provision for income taxes	18,905	14,122

Provision for income taxes	7,486	5,649

Income from continuing operations	11,419	8,473

Discontinued operations:
Income from discontinued operations of HGDS	-	1,094
Provision for income taxes	-	437
Income from discontinued operations	-	657

Net income	$11,419	$9,130

Basic earnings per common share
Income from continuing operations	$0.29	$0.21
Income from discontinued operations	$-	$0.02
Net income	$0.29	$0.23

Diluted earnings per common share
Income from continuing operations	$0.29	$0.21
Income from discontinued operations	$-	$0.01
Net income	$0.29	$0.22

Basic weighted average number of shares outstanding	39,257	40,196
Diluted weighted average number of shares outstanding	39,766	41,302
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2007
(in thousands, except shares)

March 31,
2007
Class A & B Common Stock Shares Outstanding
Beginning of year	39,605,418
Purchase of treasury shares	(415,724)
Treasury shares issued for restricted stock and stock options exercised	262,449
Ending balance	39,452,143

Class A & B Common Stock Amount
Beginning of year	$419
Ending balance	419

Additional Paid-in Capital
Beginning of year	179,203
Exercise of non-qualified stock options	(2,124)
Share-based compensation expense	960
Tax benefit of share-based compensation plans	1,380
Issuance of restricted stock awards, net of forfeitures	(3,640)
Ending balance	175,779

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	146,243
Net income	11,419
Ending balance	157,662

Treasury Stock
Beginning of year	(51,563)
Purchase of treasury shares	(12,740)
Issuance of restricted stock and exercise of stock options	6,012
Ending balance	(58,291)

Total stockholders’ equity	$260,111
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Income from continuing operations	$11,419	$8,473
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,804	2,176
Deferred taxes	1,652	917
Compensation expense related to share-based compensation plans	960	771
Loss on sale of assets	2	26
Changes in operating assets and liabilities excluding effects of purchase transaction:
Restricted investments	(1,261)	(586)
Accounts receivable, net	7,803	18,172
Prepaid taxes	2,104	(125)
Prepaid expenses and other current assets	(2,344)	(1,628)
Other assets	(41)	299
Accounts payable	(7,248)	(5,090)
Accrued expenses	(4,799)	(8,292)
Non-current liabilities	(637)	(80)
Net cash provided by operating activities	9,414	15,033
Cash flows from investing activities:
Proceeds from sale of equipment	15	26
Purchases of property and equipment	(2,078)	(1,047)
Cash used in acquisition of Comtrak, Inc.	(5,000)	(40,491)
Net cash used in investing activities	(7,063)	(41,512)
Cash flows from financing activities:
Proceeds from stock options exercised	248	1,141
Purchase of treasury stock	(12,740)	(38)
Excess tax benefits from share-based compensation	1,380	4,767
Net cash (used in) provided by financing activities	(11,112)	5,870

Cash flows from operating activities of discontinued operations	-	1,822
Cash flows used in investing activities of discontinued operations	-	(32)
Net cash provided by discontinued operations	-	1,790

Net decrease in cash and cash equivalents	(8,761)	(18,819)
Cash and cash equivalents beginning of period	43,491	36,133
Cash and cash equivalents end of period	$34,730	$17,314

Supplemental disclosures of cash paid for:
Interest	$21	$17
Income taxes	$232	$91
See notes to unaudited condensed financial statements.

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at March 31, 2007 and results of operations for the three months ended March 31, 2007 and 2006. All number of share and per-share amounts have been retroactively restated to give effect to the two-for-one stock split, which was effected in the form of a 100% stock dividend in June 2006.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2. Share-Based Compensation

During the first quarter of 2007, our Chief Financial Officer resigned. As a result, he forfeited 64,516 performance units. The maximum expense that would have been recorded related to these performance units was $1.5 million. We did not record any expense related to performance units during 2006 or 2007 and so there was no reversing of previous expense.

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share:

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	(000’s)			(000’s)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$11,419	39,257	$0.29	$8,473	40,196	$0.21
Income from discontinued operations	-	39,257	-	657	40,196	0.02
Net Income	$11,419	39,257	$0.29	$9,130	40,196	$0.23

Effect of Dilutive Securities
Stock options and restricted stock	-	509	-	-	1,106	-

Diluted EPS
Income from continuing operations	$11,419	39,766	$0.29	$8,473	41,302	$0.21
Income from discontinued operations	-	39,766	-	657	41,302	0.01
Net Income	$11,419	39,766	$0.29	$9,130	41,302	$0.22

NOTE 4. Debt

We had $47.5 million of unused and available borrowings under our bank revolving line of credit at March 31, 2007. We were in compliance with our debt covenants at March 31, 2007.

We have standby letters of credit that expire from 2007 to 2012. As of March 31, 2007, the outstanding letters of credit were $2.5 million.

NOTE 5. Commitments and Contingencies

In March 2007, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc. We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $19.4 million. We expect delivery of 500 units per month during the period May through August 2007. We plan to finance these containers with operating leases.

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

NOTE 6. Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. Although the implementation of FIN 48 did not impact the amount of our liability for unrecognized tax benefits, we reclassified $4.0 million of our liability for unrecognized tax benefits from deferred tax liabilities to non-current liabilities to conform with the balance sheet presentation requirements of FIN 48. As of January 1, 2007, the amount of unrecognized tax benefits was $4.2 million of which $1.6 million would, if recognized, decrease our effective tax rate.

Hub Group, Inc. or its subsidiaries are subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions. The Internal Revenue Service ("IRS") has completed its examinations of our federal income tax returns for the tax years 2000 through 2004. However, tax years 1997 and 2000 through 2006 remain open to examination by the major tax jurisdictions to which we are subject.

During its examination of our 1997 federal income tax return, the IRS proposed to reclassify our allocation of a significant amount of tax basis in fixed assets to non-amortizable intangibles. This dispute is being reviewed by the IRS Office of Appeals, and it is reasonably possible that it will be resolved by December 31, 2007 resulting in a decrease in our liability for uncertain tax positions of up to $4.0 million. Should the decrease occur, it would have a positive impact on our effective tax rate of up to $1.4 million and the remaining $2.6 million decrease in our liability for uncertain tax positions would be reclassified as additional deferred tax liability.

We recognize interest expense and penalties accrued related to unrecognized tax benefits in our provision for income taxes. At January 1, 2007, accrued interest was $1.3 million.

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

Through our subsidiary Comtrak Logistics, Inc. (“Comtrak”), we acquired substantially all the assets of Comtrak Inc. at the close of business on February 28, 2006. Comtrak is a transportation company whose services include primarily rail and international drayage for the intermodal sector. The results of Comtrak are included in our results of operations from March 1, 2006.

Our drayage services are provided by our subsidiaries, Comtrak and Quality Services, LLC (“QS”) who assist us in providing reliable, cost effective intermodal services to our customers. Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Houston, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa. At March 31, 2007, QS and Comtrak owned 304 tractors, leased 71 tractors, leased or owned 605 trailers and employed 364 drivers and contracted with 894 owner-operators.

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

One of our primary goals is to grow our net income. We achieved this growth through an increase in revenue and margin from our existing transportation customers, winning new customers and the acquisition of Comtrak. Our yield management group works with sales and operations to enhance customer margins. Our top 50 customers’ revenue represents approximately 52.6% of our revenue. During 2006, we severed relationships with certain customers, due to profitability issues and credit issues which impeded our intermodal revenue growth. We have mitigated our risks in the automotive sector by significantly reducing or eliminating our relationship with two automotive parts suppliers in 2006. While we continue to do some limited business for this sector, we are carefully managing our credit exposure.

We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers and loads with negative margins. We also evaluate on-time performance, costs per load by location and daily sales outstanding by location. Vendor cost changes and vendor service issues are also monitored closely.

Substantially all of the assets of Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”) were sold to the President of the former subsidiary on May 1, 2006. Accordingly, the results of operations of HGDS for the current and prior periods have been reported as discontinued operations, including their revenue for the three months ended March 31, 2006 of $14.4 million.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended
	March 31,
	2007	2006	% Change

Revenue
Intermodal	$287,833	$260,693	10.4%
Truck brokerage	74,580	69,537	7.3
Logistics	30,884	26,534	16.4
Total revenue from continuing operations	$393,297	$356,764	10.2%

The following table includes certain items in the consolidated statement of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2007	2006

Revenue	100.0%	100.0%

Transportation costs	85.6	86.7

Gross margin	14.4	13.3

Costs and expenses:
Salaries and benefits	6.5	6.4
General and administration	3.0	2.6
Depreciation and amortization	0.3	0.5
Total costs and expenses	9.8	9.5

Operating income	4.6	3.8

Other expense:
Interest income	0.2	0.1
Total other income	0.2	0.1

Income from continuing operations before provision for income taxes	4.8	3.9

Provision for income taxes	1.9	1.5

Income from continuing operations	2.9%	2.4%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenue

Revenue increased 10.2% to $393.3 million in 2007 from $356.8 million in 2006. Intermodal revenue increased 10.4% to $287.8 million due primarily to a 4.3% increase in volume, a 5.0% increase related to Comtrak and 1.1% combined increase related to price, mix and fuel surcharges. Truck brokerage revenue increased 7.3% to $74.6 million due primarily to an increase in volume and revenue per load from price increases and mix. Logistics revenue increased 16.4% to $30.9 million as a result of increased business from existing customers. Hub Distribution’s revenue has been reclassified to discontinued operations due to its sale on May 1, 2006.

Gross Margin

Gross margin increased 19.6% to $56.7 million in 2007 from $47.4 million in 2006. This margin expansion comes primarily from Comtrak since we only owned it for one month in the first quarter of 2006 and strong results in truck brokerage. As a percent of revenue, gross margin has increased to 14.4% in 2007 from 13.3% in 2006. The increase in gross margin as a percentage of revenue is due to truck brokerage, doing more of our own drayage more efficiently and a one time profitable vendor deal.

Salaries and Benefits

As a percentage of revenue, salaries and benefits increased slightly to 6.5% in 2007 from 6.4% in 2006. Salaries and benefits increased to $25.6 million in 2007 from $22.9 million in 2006. The majority of the increase relates to Comtrak. Headcount as of March 31, 2007 was 1,106 which excludes drivers, as driver costs are included in transportation costs. In the first quarter of 2007, we recorded $0.4 million of severance expense.

General and Administrative

General and administrative expenses increased to $11.6 million for 2007 from $9.0 million in 2006. As a percentage of revenue, these expenses increased to 3.0% in 2007 from 2.6% in 2006. The increase relates primarily to Comtrak and to increased spending on consultants of approximately $1.0 million related to a marketing project.

Depreciation and Amortization

Depreciation and amortization decreased to $1.2 million in 2007 from $1.9 million in 2006. This expense as a percentage of revenue decreased to 0.3% in 2007 from 0.5% in 2006. The decrease in depreciation and amortization is due primarily to lower computer software depreciation.

Other Income (Expense)

Interest income increased to $0.6 million in 2007 from $0.4 million in 2006. The increase in interest income is due to a higher average investment balance and higher interest rates in 2007.

Provision for Income Taxes

The provision for income taxes increased to $7.5 million in 2007 compared to $5.6 million in 2006. We provided for income taxes using an effective rate of 39.6% in 2007 and an effective rate of 40.0% in the first quarter of 2006. The decrease in the effective tax rate is primarily a consequence of our change in the timing of restricted stock award grants and vesting.

Income from Continuing Operations

Income from continuing operations increased to $11.4 million in 2007 from $8.5 million in 2006 due primarily to higher gross margin, lower depreciation and amortization expense and higher interest income.

Income from Discontinued Operations

Income from discontinued operations includes income from the operations of HGDS. This income was $0.7 million for the three months ended March 31, 2006.

Earnings Per Common Share

Basic earnings per share from continuing operations was $0.29 in 2007 and $0.21 in 2006. Basic earnings per share from discontinued operations was $0.02 in 2006. Basic earnings per share was $0.29 for 2007 and $0.23 for 2006. Diluted earnings per share from continuing operations increased to $0.29 in 2007 from $0.21 in 2006. Diluted earnings per share from discontinued operations was $0.01 in 2006. Diluted earnings per share were $0.29 for 2007 and $0.22 for 2006.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the changes that occured during 2007 to the significant accounting policies and estimates disclosed in Note 1 of the "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2006.

New Pronouncement

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. Although the implementation of FIN 48 did not impact the amount of our liability for unrecognized tax benefits, we did reclassify $4.0 million of our liability for unrecognized tax benefits from deferred tax liabilities to non-current liabilities to conform with the balance sheet presentation requirements of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter, we have funded operations, capital expenditures, the earn out payment and our stock buy back through cash flows from operations.

Cash provided by operating activities for the three months ended March 31, 2007, was approximately $9.4 million, which resulted primarily from income from continuing operations of $11.4 million, non-cash charges of $4.4 million partially offset by a decrease in the change in operating assets and liabilities of $6.4 million.

Net cash used in investing activities for the three months ended March 31, 2007, was $7.1 million and related primarily to the $5.0 million earn out payment made to the former owner of Comtrak and purchases of property and equipment. We expect capital expenditures to be approximately $10.0 to $11.0 million in 2007.

The net cash used in financing activities for the three months ended March 31, 2007, was $11.1 million. We generated $0.2 million of cash from stock options being exercised and used $12.7 million of cash to purchase treasury stock.  We also reported $1.4 million of excess tax benefits from share-based compensation as a financing cash in-flow.

We had $47.5 million of unused and available borrowings under our bank revolving line of credit at March 31, 2007. We were in compliance with our debt covenants at March 31, 2007.

        We have standby letters of credit that expire from 2007 to 2012. As of March 31, 2007, the outstanding letters of credit were $2.5 million.

The $5.0 million related party payable was paid out during the first quarter of 2007. This amount relates to the 2006 earn out payment due to the former owner of Comtrak. A similar amount will be paid in 2008 if the 2007 earn out is achieved.

We spent approximately $12.5 million on stock repurchases in 2007. We have authorization to spend an additional $62.5 million to purchase common stock through June of 2008. We may make additional purchases from time to time as market conditions warrant.

Contractual Obligations

Our contractual cash obligations as of March 31, 2007 are minimum rental commitments. Minimum annual rental commitments, at March 31, 2007, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2007	$16,203
2008	16,636
2009	13,437
2010	11,317
2011	10,529
2012 and thereafter	12,923
$81,045

In March 2007, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc. We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $19.4 million. We expect delivery of 500 units per month during the period May through August 2007. We plan to finance these containers with operating leases. These commitments are not included in the table above since the arrangements have not yet been finalized.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows as of March 31, 2007 (in thousands):

2007	$-
2008	2,012
2009	956
2010	1,488
2011	585
2012 and thereafter	3,961
$9,002

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2007. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2006, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock. This authorization expires June 30, 2008. We intend to hold the repurchased shares in treasury for future use. During the first quarter we made purchases of 408,205 shares at a value of $12.5 million. We may make additional purchases from time to time as market conditions warrant.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to January 31	--	--	--	$75,000
February 1 to February 28	--	--	--	75,000
March 1 to March 31	408,205	$30.62	408,205	62,500
Total	408,205	$30.62	408,205	$62,500

Item 6. Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                            HUB GROUP, INC.

DATE: April 23, 2007

/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President-Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No. Description

10.1
Equipment Purchase Contract, dated as of March 8, 2007, by and between Hub City Terminals, Inc., Singamas Management Services, Ltd. and Singamas North America, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed March 12, 2007, File No. 000-27754)

31.1	Certification of David P. Yeager, Vice Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.