Form 10-Q
period 2007-06-30
HUB GROUP INC
filed 2007-07-23
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:  0-27754

HUB GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of
incorporation or organization)

36-4007085
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
Large Accelerated Filer X              Accelerated Filer__        Non-Accelerated Filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes__  No X

On July 18, 2007, the registrant had 38,827,594 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

PART I.  Financial Information:                                                                                                                             Page

Hub Group, Inc. - Registrant

Condensed Consolidated Balance Sheets – June 30, 2007 (unaudited) and
December 31, 2006                                                                                                                           3

Unaudited Condensed Consolidated Statements of Income - Three Months
and Six Months Ended June 30, 2007 and 2006                                                                                                4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity - Six
Months Ended June 30, 2007                                                                                                           5

Unaudited Condensed Consolidated Statements of Cash Flows - Six
Months Ended June 30, 2007 and 2006                                                                                                      6

Notes to Unaudited Condensed Consolidated Financial Statements                  7

Management’s Discussion and Analysis of Financial Condition and
Results of Operations                                                                                                                     10

Quantitative and Qualitative Disclosures About Market Risk                                                                                       17

Controls and Procedures                                                                                                                           17

PART II.  Other Information                                                                                                         18

HUB GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$52,380	$43,491
Accounts receivable
Trade, net	154,254	158,284
Other	10,732	8,369
Prepaid taxes	86	2,119
Deferred taxes	3,667	3,433
Prepaid expenses and other current assets	4,795	4,450
TOTAL CURRENT ASSETS	225,914	220,146

Restricted investments	4,803	3,017
Property and equipment, net	30,511	26,974
Other intangibles, net	7,279	7,502
Goodwill, net	225,448	225,448
Other assets	1,457	1,461
TOTAL ASSETS	$495,412	$484,548
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$112,933	$117,676
Other	6,035	6,839
Accrued expenses
Payroll	11,855	18,294
Other	34,041	26,617
Related party payable	-	5,000
TOTAL CURRENT LIABILITIES	164,864	174,426
Non-current liabilities	12,934	7,691
Deferred taxes	41,792	43,587
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2007 and 2006	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized in 2007; 41,224,792 shares issued and 38,827,937 outstanding in 2007; 47,337,700 shares authorized in 2006; 41,224,792 shares issued and 38,943,122 outstanding in 2006	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2007 and 2006	7	7
Additional paid-in capital	176,830	179,203
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	171,437	146,243
Treasury stock; at cost, 2,396,855 shares in 2007 and 2,281,670 shares in 2006	(57,406)	(51,563)
TOTAL STOCKHOLDERS' EQUITY	275,822	258,844
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$495,412	$484,548
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2007	2006	2007	2006

Revenue	$401,565	$395,296	$794,862	$752,060
Transportation costs	343,802	339,805	680,438	649,196
Gross margin	57,763	55,491	114,424	102,864

Costs and expenses:
Salaries and benefits	24,177	24,425	49,787	47,306
General and administrative	10,218	9,726	21,819	18,695
Depreciation and amortization	1,203	1,528	2,375	3,387
Total costs and expenses	35,598	35,679	73,981	69,388

Operating income	22,165	19,812	40,443	33,476

Other income (expense):
Interest expense	(24)	(25)	(45)	(43)
Interest income	611	552	1,256	998
Other, net	55	26	58	56
Total other income	642	553	1,269	1,011

Income from continuing operations before provision for income taxes	22,807	20,365	41,712	34,487

Provision for income taxes	9,032	8,146	16,518	13,795

Income from continuing operations	13,775	12,219	25,194	20,692

Discontinued operations:
Income from discontinued operations of HGDS	-	540	-	1,634
Provision for income taxes	-	216	-	653
Income from discontinued operations	-	324	-	981

Net income	$13,775	$12,543	$25,194	$21,673

Basic earnings per common share
Income from continuing operations	$0.35	$0.30	$0.64	$0.51
Income from discontinued operations	$-	$0.01	$-	$0.03
Net income	$0.35	$0.31	$0.64	$0.54

Diluted earnings per common share
Income from continuing operations	$0.35	$0.29	$0.64	$0.50
Income from discontinued operations	$-	$0.01	$-	$0.02
Net income	$0.35	$0.30	$0.64	$0.52

Basic weighted average number of shares outstanding	39,043	40,768	39,150	40,482
Diluted weighted average number of shares outstanding	39,538	41,607	39,652	41,455

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2007
(in thousands, except shares)

June 30,
2007
Class A & B Common Stock Shares Outstanding
Beginning of year	39,605,418
Purchase of treasury shares	(420,919)
Treasury shares issued for restricted stock and stock options exercised	305,734
Ending balance	39,490,233

Class A & B Common Stock Amount
Beginning of year	$419
Ending balance	419

Additional Paid-in Capital
Beginning of year	179,203
Exercise of non-qualified stock options	(3,044)
Share-based compensation expense	1,923
Tax benefit of share-based compensation plans	2,430
Issuance of restricted stock awards, net of forfeitures	(3,682)
Ending balance	176,830

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	146,243
Net income	25,194
Ending balance	171,437

Treasury Stock
Beginning of year	(51,563)
Purchase of treasury shares	(12,898)
Issuance of restricted stock and exercise of stock options	7,055
Ending balance	(57,406)

Total stockholders’ equity	$275,822
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Income from continuing operations	$25,194	$20,692
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,706	4,233
Deferred taxes	3,034	296
Compensation expense related to share-based compensation plans	1,923	1,708
(Gain) loss on sale of assets	(117)	12
Changes in operating assets and liabilities excluding effects of purchase transaction:
Restricted investments	(1,786)	(849)
Accounts receivable, net	1,667	11,179
Prepaid taxes	2,033	4,962
Prepaid expenses and other current assets	(345)	(1,340)
Other assets	4	239
Accounts payable	(5,547)	(4,148)
Accrued expenses	985	(2,552)
Non-current liabilities	180	-
Net cash provided by operating activities	30,931	34,432
Cash flows from investing activities:
Proceeds from sale of equipment	550	179
Purchases of property and equipment	(7,453)	(2,364)
Cash used in acquisition of Comtrak, Inc.	(5,000)	(39,883)
Proceeds from the disposal of discontinued operations	-	12,203
Net cash used in investing activities	(11,903)	(29,865)
Cash flows from financing activities:
Proceeds from stock options exercised	329	1,905
Purchase of treasury stock	(12,898)	(173)
Excess tax benefits from share-based compensation	2,430	7,797
Net cash (used in) provided by financing activities	(10,139)	9,529

Cash flows from operating activities of discontinued operations	-	1,848
Cash flows used in investing activities of discontinued operations	-	(38)
Net cash provided by discontinued operations	-	1,810

Net increase in cash and cash equivalents	8,889	15,906
Cash and cash equivalents beginning of period	43,491	36,133
Cash and cash equivalents end of period	$52,380	$52,039

Supplemental disclosures of cash paid for:
Interest	$45	$42
Income taxes	$7,427	$744
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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at June 30, 2007 and results of operations for the three months and six months ended June 30, 2007 and 2006.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.                      Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$13,775	39,043	$0.35	$12,219	40,768	$0.30
Income from discontinued operations	-	39,043	-	324	40,768	0.01
Net Income	$13,775	39,043	$0.35	$12,543	40,768	$0.31

Effect of Dilutive Securities
Stock options and restricted stock		495			839

Diluted EPS
Income from continuing operations	$13,775	39,538	$0.35	$12,219	41,607	$0.29
Income from discontinued operations	-	39,538	-	324	41,607	0.01
Net Income	$13,775	39,538	$0.35	$12,543	41,607	$0.30

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$25,194	39,150	$0.64	$20,692	40,482	$0.51
Income from discontinued operations	-	39,150	-	981	40,482	0.03
Net Income	$25,194	39,150	$0.64	$21,673	40,482	$0.54

Effect of Dilutive Securities
Stock options and restricted stock		502			973

Diluted EPS
Income from continuing operations	$25,194	39,652	$0.64	$20,692	41,455	$0.50
Income from discontinued operations	-	39,652	-	981	41,455	0.02
Net Income	$25,194	39,652	$0.64	$21,673	41,455	$0.52

NOTE 3.                      Debt

We had $47.5 million of unused and available borrowings under our bank revolving line of credit at June 30, 2007.  We were in compliance with our debt covenants at June 30, 2007.

We have standby letters of credit that expire from 2007 to 2012.  As of June 30, 2007, the outstanding letters of credit were $2.5 million.

NOTE 4.                      Commitments and Contingencies

In March 2007, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc.  We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $19.4 million.  We have received 578 units as of June 30, 2007 and we expect delivery of the remainder by year end.  We entered into operating leases to finance these containers with terms of approximately 6 years.

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

NOTE 5.  Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  Although the implementation of FIN 48 did not impact the amount of our liability for unrecognized tax benefits, we reclassified $4.0 million of our liability for unrecognized tax benefits from deferred tax liabilities to non-current liabilities to conform with the balance sheet presentation requirements of FIN 48.  As of January 1, 2007, the amount of unrecognized tax benefits was $5.3 million of which $1.6 million would, if recognized, decrease our effective tax rate.  As of June 30, 2007, the amount of unrecognized tax benefits was $5.2 million of which $1.7 million would, if recognized, decrease our effective tax rate.

Hub Group, Inc. or its subsidiaries are subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions.  The Internal Revenue Service (“IRS”) has completed its examinations of our federal income tax returns for the tax years 2000 through 2004.  However, tax years 1997 and 2003 through 2006 remain open to examination by the major tax jurisdictions to which we are subject.

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

We recognize accrued interest expense and penalties related to unrecognized tax benefits in our provision for income taxes.  At January 1, 2007, accrued interest was $2.1 million, or $1.3 million net of income tax.  During the six months ended June 30, 2007, $0.1 million of interest expense, net of tax, was recognized in our provision for income taxes.

HUB GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK, RISKS AND UNCERTAINTIES

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks.  Such statements should be viewed with caution.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors.  We assume no liability to update any such forward-looking statements contained in this quarterly report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets we serve;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	inability to recruit and maintain drivers and owner operators;
•	changes in insurance costs and claims expense; and
•	inability to close and successfully integrate any future business combinations

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

Our drayage services are provided by our subsidiaries, Comtrak and Quality Services, LLC (“QS”) who assist us in providing reliable, cost effective intermodal services to our customers.  Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Houston, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa.  At June 30, 2007, QS and Comtrak owned 318 tractors, leased 44 tractors, leased or owned 701 trailers and employed 328 drivers and contracted with 789 owner-operators.

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

One of our primary goals is to grow our net income.  We achieved this growth through an increase in revenue and margin from our existing transportation customers, winning new customers and the acquisition of Comtrak.  Our yield management group works with sales and operations to enhance customer margins.  Our top 50 customers’ revenue represents approximately 51.8% of our revenue.

We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers and loads with negative margins.  We also evaluate on-time performance, costs per load by location and daily sales outstanding by location.  Vendor cost changes and vendor service issues are also monitored closely.

Substantially all of the assets of Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”) were sold to the President of the former subsidiary on May 1, 2006.  Accordingly, the results of operations of HGDS for the current and prior periods have been reported as discontinued operations, including their revenue through April 30, 2006 of $4.8 million.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2007	2006	Change	2007	2006	Change

Revenue
Intermodal	$300,877	$285,879	5.2%	$588,710	$546,571	7.7%
Truck brokerage	73,238	78,139	(6.3)	147,818	147,676	0.1
Logistics	27,450	31,278	(12.2)	58,334	57,813	0.9
Total revenue from continuing operations	$401,565	$395,296	1.6%	$794,862	$752,060	5.7%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%

Transportation costs	85.6	86.0	85.6	86.3

Gross margin	14.4	14.0	14.4	13.7

Costs and expenses:
Salaries and benefits	6.0	6.1	6.3	6.3
General and administrative	2.6	2.5	2.7	2.5
Depreciation and amortization	0.3	0.4	0.3	0.4
Total costs and expenses	8.9	9.0	9.3	9.2

Operating income	5.5	5.0	5.1	4.5

Other income:
Interest income	0.2	0.1	0.1	0.1
Total other income	0.2	0.1	0.1	0.1

Income from continuing operations before provision for income taxes	5.7	5.1	5.2	4.6

Provision for income taxes	2.3	2.0	2.0	1.8

Income from continuing operations	3.4%	3.1%	3.2%	2.8%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Revenue

Revenue increased 1.6% to $401.6 million in 2007 from $395.3 million in 2006.  Intermodal revenue increased 5.2% to $300.9 million due primarily to an increase in volume.  The volume growth came from our wholesale business, new business from recent bids and domestic reload business. We handled approximately 50,000 domestic reloads for the year ended 2006. Truck brokerage revenue declined 6.3% to $73.2 million due primarily to a decrease in volume.  Logistics revenue decreased 12.2% to $27.5 million primarily as a result of a change in contract structure and reporting with an existing customer.  Hub Distribution’s revenue has been reclassified to discontinued operations due to its sale on May 1, 2006.

Gross Margin

Gross margin increased 4.1% to $57.8 million in 2007 from $55.5 million in 2006.  This margin expansion comes primarily from an increase in intermodal volume and doing more of our own drayage.  As a percent of revenue, gross margin has increased to 14.4% in 2007 from 14.0% in 2006.  The increase in gross margin as a percentage of revenue is due primarily to drayage efficiencies.

Salaries and Benefits

As a percentage of revenue, salaries and benefits decreased slightly to 6.0% in 2007 from 6.1% in 2006.  Salaries and benefits decreased to $24.2 million in 2007 from $24.4 million in 2006.  This is due primarily to a decrease in incentive compensation.  Headcount as of June 30, 2007 was 1,096 which excludes drivers as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses increased to $10.2 million in 2007 from $9.7 million in 2006.  As a percentage of revenue, these expenses increased slightly to 2.6% in 2007 from 2.5% in 2006.  The increase in general and administrative expenses is due primarily to increases in computer costs, insurance costs, professional services and travel costs partially offset by a favorable lease termination agreement.

Depreciation and Amortization

Depreciation and amortization decreased to $1.2 million in 2007 from $1.5 million in 2006.  This expense as a percentage of revenue decreased to 0.3% in 2007 from 0.4% in 2006.   The decrease in depreciation and amortization is due primarily to lower computer software depreciation as some of our software was fully depreciated in earlier years.

Other Income (Expense)

Interest income remained constant at $0.6 million for 2007 and 2006.

Provision for Income Taxes

The provision for income taxes increased to $9.0 million in 2007 compared to $8.1 million in 2006.  We provided for income taxes using an effective rate of 39.6% in 2007 and an effective rate of 40.0% in the second quarter of 2006.  The decrease in the effective tax rate is primarily a consequence of our change in the timing of restricted stock award grants and vesting.

 Income from Continuing Operations

Income from continuing operations increased to $13.8 million in 2007 from $12.2 million in 2006 due primarily to higher gross margin and lower depreciation and amortization expense.

Income from Discontinued Operations

Income from discontinued operations includes income from the operations of HGDS.  This income was $0.3 million for the three months ended June 30, 2006.

Earnings Per Common Share

Basic earnings per share from continuing operations was $0.35 in 2007 and $0.30 in 2006.  Basic earnings per share from discontinued operations was $0.01 in 2006.  Basic earnings per share was $0.35 for 2007 and $0.31 for 2006.  Diluted earnings per share from continuing operations increased to $0.35 in 2007 from $0.29 in 2006.  Diluted earnings per share from discontinued operations was $0.01 in 2006. Diluted earnings per share were $0.35 for 2007 and $0.30 for 2006.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Revenue

Revenue increased 5.7% to $794.9 million in 2007 from $752.1 million in 2006.  Intermodal revenue increased 7.7% to $588.7 million due primarily to a 4.8% increase in volume, a 2.6% increase related to Comtrak and a 0.3% combined increase related to price, mix and fuel surcharges.  Truck brokerage revenue was fairly flat at $147.8 million due primarily to an increase in revenue per load from price increases and mix offset by a decrease in volume.  Logistics revenue increased 0.9% to $58.3 million as a result of increased business from existing customers.  Hub Distribution’s revenue has been reclassified to discontinued operations due to its sale on May 1, 2006.

Gross Margin

Gross margin increased 11.2% to $114.4 million in 2007 from $102.9 million in 2006.  This margin expansion comes from Comtrak and an increase in volume from intermodal business.  As a percent of revenue, gross margin has increased to 14.4% in 2007 from 13.7% in 2006.  The increase in gross margin as a percentage of revenue is due to performing more of our own drayage more efficiently and better brokerage margin.

Salaries and Benefits

As a percentage of revenue, salaries and benefits remained constant at 6.3% for 2007 and 2006.  Salaries and benefits increased to $49.8 million in 2007 from $47.3 million in 2006.  The majority of the increase relates to Comtrak since we owned them two additional months in 2007.  In the first half of 2007, we recorded $0.4 million of severance expense.

General and Administrative

General and administrative expenses increased to $21.8 million for 2007 from $18.7 million in 2006.  As a percentage of revenue, these expenses increased to 2.7% in 2007 from 2.5% in 2006.  The increase relates primarily to Comtrak and to increased spending on consultants of approximately $1.2 million related to a marketing project.

Depreciation and Amortization

Depreciation and amortization decreased to $2.4 million in 2007 from $3.4 million in 2006.  This expense as a percentage of revenue decreased to 0.3% in 2007 from 0.4% in 2006.   The decrease in depreciation and amortization is due primarily to lower computer software depreciation as some of our software was fully depreciated in earlier years.

Other Income (Expense)

Interest income increased to $1.3 million in 2007 from $1.0 million in 2006.  The increase in interest income is due to a higher average investment balance and higher interest rates in 2007.

Provision for Income Taxes

The provision for income taxes increased to $16.5 million in 2007 compared to $13.8 million in 2006.  We provided for income taxes using an effective rate of 39.6% in 2007 and an effective rate of 40.0% in 2006.  The decrease in the effective tax rate is primarily a consequence of our change in the timing of restricted stock award grants and vesting.

Income from Continuing Operations

Income from continuing operations increased to $25.2 million in 2007 from $20.7 million in 2006 due primarily to higher gross margin, lower depreciation and amortization expense and higher interest income.

Income from Discontinued Operations

Income from discontinued operations includes income from the operations of HGDS.  This income was $1.0 million for the six months ended June 30, 2006.

Earnings Per Common Share

Basic earnings per share from continuing operations was $0.64 in 2007 and $0.51 in 2006.  Basic earnings per share from discontinued operations was $0.03 in 2006.  Basic earnings per share was $0.64 for 2007 and $0.54 for 2006.  Diluted earnings per share from continuing operations increased to $0.64 in 2007 from $0.50 in 2006.  Diluted earnings per share from discontinued operations was $0.02 in 2006. Diluted earnings per share was $0.64 for 2007 and $0.52 for 2006.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions.  In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements.  We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.  The following is a brief discussion of the changes that occurred during 2007 to the significant accounting policies and estimates disclosed in Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2007, we have funded operations, capital expenditures, the earn out payment related to the Comtrak acquisition and our stock buy back through cash flows from operations.

Cash provided by operating activities for the six months ended June 30, 2007, was approximately $30.9 million, which resulted primarily from income from continuing operations of $25.2 million and non-cash charges of $8.5 million, partially offset by the change in operating assets and liabilities of $2.8 million.

Net cash used in investing activities for the six months ended June 30, 2007, was $11.9 million and related primarily to capital expenditures of $7.5 million primarily related to tractors for the Comtrak operations and the $5.0 million earn out payment made to the former owner of Comtrak, partially offset by $0.6 million of cash generated from the sale of equipment.   We expect capital expenditures to be approximately $10.0 to $11.0 million for all of 2007.

The net cash used in financing activities for the six months ended June 30, 2007, was $10.1 million.  We generated $0.3 million of cash from stock options being exercised and used $12.9 million of cash to purchase treasury stock.  We also reported $2.5 million of excess tax benefits from share-based compensation as a financing cash in-flow.

We had $47.5 million of unused and available borrowings under our bank revolving line of credit at June 30, 2007.  We were in compliance with our debt covenants at June 30, 2007.

We have standby letters of credit that expire from 2007 to 2012.  As of June 30, 2007, the outstanding letters of credit were $2.5 million.

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

Contractual Obligations

Our contractual cash obligations as of June 30, 2007 are minimum rental commitments.  We have a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak.  Minimum annual rental commitments, at June 30, 2007, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2007	$10,611
2008	17,563
2009	14,531
2010	12,583
2011	11,790
2012 and thereafter	14,798
$81,876

In March 2007, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc.  We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $19.4 million.  We have received 578 units as of June 30, 2007 and we expect delivery of the remainder by year end.  We entered into operating leases to finance these containers with terms of approximately 6 years.   The commitments for the containers we have received are included in the table above.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation.  Payments under the Plan are due as follows as of June 30, 2007 (in thousands):

2007	$-
2008	1,899
2009	980
2010	1,552
2011	628
2012 and thereafter	4,589
$9,648

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2007.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      Other  Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2006, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  This authorization expires June 30, 2008.  We intend to hold the repurchased shares in treasury for future use.  During the first six months we made purchases of 408,205 shares at a value of approximately $12.5 million.  We may make additional purchases from time to time as market conditions warrant.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to January 31	--	--	--	$75,000
February 1 to February 28	--	--	--	75,000
March 1 to March 31	408,205	$30.62	408,205	62,500
April 1 to April 30	--	--	--	62,500
May 1 to May 31	--	--	--	62,500
June 1 to June 30	--	--	--	62,500
Total	408,205	$30.62	408,205	$62,500

Item 4.  Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 7, 2007.  All six of the directors were re-elected with the following votes:  Phillip C. Yeager:  73,554,861 for and 15,194,348 votes withheld; David P. Yeager:  73,586,656 for and 15,162,553 votes withheld; Mark A. Yeager: 72,878,789 for and 15,870,420 votes withheld; Gary D. Eppen: 82,919,285 for and 5,829,924 votes withheld; Charles R. Reaves: 85,988,048 for and 2,761,161 votes withheld; Martin P. Slark: 85,988,965 for and 2,760,244 votes withheld.

The stockholders approved an amendment to the Certificate of Incorporation to increase the authorized shares of the corporation with 84,614,229 votes for, 4,099,623 votes against and 35,537 votes abstaining.  The stockholders approved the amendment and restatement of the Company’s 2002 Long Term Incentive Plan with 81,702,304 votes for, 4,574,229 votes against, 211,949 votes abstaining and 2,260,727 non-votes.  The stockholders approved the 2006 performance-based awards under the 2002 Long-Term Incentive Plan with 85,328,727 votes for, 923,756 votes against, 235,999 votes abstaining and 2,260,727 non-votes.

Item 6.  Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: July 23, 2007	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                      Description

3.1	Complete copy of Articles of Incorporation, as amended

10.1
Asset Purchase Agreement, dated June 6, 2007, by and among Hub Group, Inc., Comtrak Logistics, Inc., Hub City Terminals, Inc.,  Interdom Partners, Commercial Cartage, Inc., Pride Logistics, L.L.C. and the other parties signatory thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed June 8, 2007, File No. 000-27754)

10.2
Termination letter, dated July 9, 2007, by and among Comtrak Logistics, Inc., Hub City Terminals, Inc., Interdom Partners, Commercial Cartage, Inc. and Pride Logistics, L.L.C. (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed July 10, 2007, File No. 000-27754)

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

EXHIBIT 3.1

CERTIFICATE OF INCORPORATION

OF

HUB GROUP, INC.

FIRST:                                The name of the Corporation is Hub Group, Inc.

SECOND:                          The address of the Corporation’s registered office in the State of Delaware is 1209 Orange Street, in the City of Wilmington, County of New Castle.  The name of its registered agent at such address is The Corporation Trust Company.

THIRD:                               The nature of the business or purpose to be conducted or promoted by the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

FOURTH:

Section 1.                      Authorized Stock.  The total number of shares of capital stock which the Corporation shall have authority to issue is 100,000,000 consisting of 97,337,700 shares of Class A Common Stock with a par value of $0.01 per share (“Class A Common Stock”), 662,300 shares of Class B Common Stock with a par value of $0.01 per share (“Class B Common Stock”) and 2,000,000 shares of Preferred Stock with a par value of $0.01 per share (“Preferred Stock”).  The number of authorized shares of any class of stock of the Corporation may be increased or decreased by the affirmative vote of the holders of a majority of the votes of the Corporation entitled to be cast, voting together as a single class.

Section 2.                      Liquidation.  Subject to any preferential rights in favor of any class of Preferred Stock, upon liquidation or dissolution of the Corporation, each issued and outstanding share of Class A Common Stock and each issued and outstanding share of Class B Common Stock shall be entitled to participate pro rata in the assets of the Corporation remaining after payment of, or adequate provision for, all known debts and liabilities of the Corporation.

Section 3.                      Class A Common Stock Voting Rights.  Each issued and outstanding share of Class A Common Stock shall entitle the holder thereof to one vote on all matters presented for a vote of stockholders.

Section 4.                      Class B Common Stock.

(a)           Voting.  Subject to the provisions for adjustment as set forth in Section 4(e) of this Article FOURTH, each issued and outstanding share of Class B Common Stock shall entitle the holder thereof to twenty (20) votes on all matters presented for a vote of stockholders and, except as required by applicable law, such shares shall be voted together with all issued and outstanding shares of Class A Common Stock as a single class.

(b)           Dividends.  Each issued and outstanding share of Class B Common Stock shall entitle the holder thereof to receive, when and as declared by the Board of Directors, out of funds legally available therefor, a dividend equal to the dividend which each share of Class A Common Stock entitles the holder thereof to receive when and as declared by the Board of Directors out of funds legally available therefor.  If a dividend or distribution payable in shares of Class B Common Stock is declared by the Board of Directors in respect of the outstanding shares of Class B Common Stock, the Board of Directors shall declare a simultaneous dividend or distribution payable in shares of Class A Common Stock in respect of the outstanding shares of Class A Common Stock.  The Corporation shall not effect any subdivision, consolidation, reclassification or other change in the shares of Class B Common Stock unless the Corporation shall simultaneously effect an equivalent subdivision, reclassification or other change in the shares of Class A Common Stock.

(c)           Conversion.  Each issued and outstanding share of Class B Common Stock shall, at any time and from time to time, at the option of, and without cost to, the holder thereof, be convertible into a share of Class A Common Stock.  Upon any such conversion, the shares of Class B Common Stock surrendered in connection with such conversion shall be cancelled and may not be reissued.

(d)           Transfer.  Upon any Transfer of shares of Class B Common Stock (other than a Transfer to a Permitted Transferee), the shares of Class B Common Stock so transferred shall automatically and without any further action by the Corporation be converted into an equivalent number of shares of Class A Common Stock.  Upon any such conversion, the shares of Class B Common Stock surrendered in connection with such conversion shall be cancelled.  For purposes of this Certificate of Incorporation, the term "Transfer” shall mean any transaction by which a holder of Class B Common Stock purports to assign shares of Class B Common Stock to another individual, corporation, proprietorship, firm, partnership, limited partnership, trust, association or other entity and shall include a sale, assignment, gift, bequest, pledge, encumbrance, hypothecation, mortgage or any other disposition by law or otherwise.  For purposes of this Certificate of Incorporation, the term “Permitted Transferee” shall mean Phillip C. Yeager, the descendants (whether natural or adopted) of Phillip C. Yeager, the spouse of Phillip C. Yeager or any descendant (whether natural or adopted) of Phillip C. Yeager, an estate of any of the foregoing, any trust for the primary benefit of any one or more of the foregoing and any corporation, proprietorship, firm, partnership, limited partnership, trust, association or other entity, all of the outstanding equity securities of which are owned by any one or more of the foregoing.

(e)           Adjustments.  In the event that the Corporation shall at any time (i) declare any dividend on the outstanding shares of Class A Common Stock payable in shares of Class A Common Stock, (ii) subdivide the outstanding shares of Class A Common Stock or (iii) combine the outstanding shares of Class A Common Stock into a smaller number of share, then in each such case the number of votes per share to which holders of shares of Class B Common Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Class A Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Class A Common Stock that were outstanding immediately prior to such event.  Similar adjustments shall be made to the amount of dividends and amounts to be received upon liquidation or dissolution to which the holders of Class B Common Stock are entitled upon the occurrence of any of the events described in the preceding sentence.

(f)           Merger, Consolidation, etc.  In any merger, consolidation or business combination to which the Corporation is a party, holders of Class A Common Stock and Class B Common Stock, shall receive the same kind and amount of consideration as that received by holders of the other class; provided, however, that in any such transaction in which holders of Class A Common Stock and Class B Common Stock are to receive shares of capital stock in another entity, the terms of the shares to be received by holders of Class B Common Stock may differ from the terms of the shares to be received by holders of Class A Common Stock only as to voting rights and only to the extent that voting rights differ between shares of Class A Common Stock and Class B Common Stock under this Certificate of Incorporation.

Section 5.                      Preferred Stock.  The Board of Directors is authorized, subject to limitations prescribed by law, to provide for the issuance of the Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof.  The authority of the Board of Directors with respect to each series shall include, but not be limited to, determination of the following:

(a)           The number of shares constituting that series and the distinctive designation of that series;

(b)           The rate of dividend, if any, and whether (and if so, on what terms and conditions) dividends shall be cumulative (and, if so, whether unpaid dividends shall compound or accrue interest) or shall be payable in preference or in any other relation to the dividends payable on any other class or classes of stock or any other series of the Preferred Stock;

(c)           Whether that series shall have voting rights in addition to the voting rights provided by law and, if so, the terms and extent of such voting rights;

(d)           Whether the shares shall be issued with the privilege of conversion or exchange and, if so, the terms and conditions of such conversion or exchange (including, without limitation, the price or prices or the rate or rates of conversion or exchange or any terms for adjustment thereof);

(e)           Whether the shares may be redeemed and, if so, the terms and conditions on which they may be redeemed (including, without limitation, the dates upon or after which they may be redeemed and the price or prices at which they may be redeemed, which price or prices may be different in different circumstances or at different redemption dates);

(f)           The amounts, if any, payable upon the shares in the event of voluntary liquidation, dissolution or winding up of the Corporation in preference of shares of any other class or series and whether the shares shall be entitled to participate generally in distributions on the Common Stock under such circumstances;

(g)           The amounts, if any, payable under the shares thereof in the event of involuntary liquidation, dissolution or winding up of the Corporation in preference of shares of any other class or series and whether the shares shall be entitled to participate generally in distributions on the Common Stock under such circumstances;

(h)           Sinking fund provisions, if any, for the redemption or purchase of the shares (the term “sinking fund” being understood to include any similar fund, however designated); and

(i)           Any other relative rights, preferences, limitations and powers of that series.

Section 6.                      Certificate of Incorporation and Bylaws.  All persons who shall acquire stock in the Corporation shall acquire the same subject to the provisions of this Certificate of Incorporation and the Bylaws of the Corporation, as each may be amended from time to time.

FIFTH:                                The name and mailing address of the sole incorporator of the Corporation is as follows:

Michael J. Perlowski
Mayer, Brown & Platt
190 South LaSalle Street
Chicago, Illinois  60603

SIXTH:                                The number of directors of the Corporation shall be fixed from time to time by the vote of a majority of the entire Board of Directors, but such number shall in no case be less than three (3) nor more than twelve (12).  Any such determination made by the Board of Directors shall continue in effect unless and until changed by the Board of Directors, but no such changes shall affect the term of any director then in office.

SEVENTH:                        Advance notice of nominations for the election of directors, other than nominations by the Board of Directors or a committee thereof, shall be given to the Corporation in the manner provided in the Bylaws.

EIGHTH:                           Except as otherwise required by law, special meetings of the stockholders of the Corporation may be called only by (i) the Board of Directors pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office, (ii) the Chairman of the Board of the Corporation, if one is elected, (iii) the Chief Executive Officer of the Corporation or (iv) the holders of capital stock of the Corporation having at least a majority of the votes which could be cast by the holders of all shares of capital stock of the Corporation.  Only those matters set forth in the notice of the special meeting may be considered or acted upon at such special meeting, unless otherwise provided by law.

NINTH:                                In addition to any other consideration which the Board of Directors may lawfully take into account, in determining whether to take or refrain from taking corporate action on any matter, including proposing any matter to the stockholders of the Corporation, the Board of Directors may take into account the long-term as well as short-term interests of the Corporation and its stockholders (including the possibility that these interests may be best served by the continued independence of the Corporation), customers, employees and other constituencies of the Corporation and its subsidiaries, including the effect upon communities in which the Corporation and its subsidiaries do business.

TENTH:                                The Corporation is to have perpetual existence.

ELEVENTH:

Section 1.                      Liability of Directors.  A director of this Corporation shall not be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, except to the extent such exemption from liability or limitation thereof is not permitted under the General Corporation Law of the State of Delaware as the same exists or may hereafter be amended.  Any repeal or modification of the foregoing paragraph shall not adversely affect any right or protection of a director of the Corporation existing hereunder with respect to any act or omission occurring prior to such repeal or modification.

Section 2.                      Indemnification.  The Corporation shall indemnify, and advance expenses to, in accordance with the Bylaws of the Corporation, to the fullest extent permitted from time to time by the General Corporation Law of the State of Delaware or any other applicable laws as presently or hereafter in effect, any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (including, without limitation, an action by or in the right of the Corporation), by reason of his acting as a director or officer of the Corporation (and the Corporation, in the discretion of the Board of Directors, may so indemnify a person by reason of the fact that he is or was an employee or agent of the Corporation or is or was serving at the request of the Corporation in any other capacity for or on behalf of the Corporation) against any liability or expense actually and reasonably incurred by such person in respect thereof; provided, however, the Corporation shall be required to indemnify an officer or director in connection with an action, suit or proceeding (or part thereof) initiated by such person only if such action, suit or proceeding (or part thereof) was authorized by the Board of Directors of the Corporation.  Such indemnification is not exclusive of any other right to indemnification provided by law or otherwise.  The right to indemnification conferred by this Section 2 shall be deemed to be a contract between the Corporation and each person referred to herein.

Section 3.                      Payment of Claims.  If a claim under Section 2 of this ARTICLE ELEVENTH is not paid in full by the Corporation within thirty days, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim.  It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where any undertaking required by the Bylaws of the Corporation has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the General Corporation Law of the State of Delaware and Section 2 of this ARTICLE ELEVENTH for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation.  Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct set forth in the General Corporation Law of State of Delaware, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

Section 4.                      Non-Exclusivity.  The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this ARTICLE ELEVENTH shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of this Certificate of Incorporation, bylaw, agreement, contract, vote of stockholders or disinterested directors, or otherwise.

Section 5.                      Insurance.  The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this ARTICLE ELEVENTH, the General Corporation Law of the State of Delaware, or otherwise.

Section 6.                      Effect of Amendment.  No amendment to or repeal of all or any part of this ARTICLE ELEVENTH shall adversely affect any right or protection existing at the time of such repeal or amendment.

TWELFTH:                                In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to make, adopt, alter, amend or repeal the Bylaws of the Corporation.

THIRTEENTH:                           Meetings of the stockholders may be held at such places, within or without the State of Delaware, as may be designated by or in the manner provided in the Bylaws.  The books of the Corporation may be kept (subject to the provisions of any law or regulation) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the Bylaws of the Corporation.  Elections of directors need not be by written ballot unless the Bylaws of the Corporation shall so provide.

FOURTEENTH:                         The Corporation reserves the right to amend, alter, change or repeal any provision contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.  No repeal, alteration or amendment of this Certificate of Incorporation shall be made unless the same is first approved by the Board of Directors of the Corporation pursuant to a resolution adopted by the affirmative vote of a majority of the directors then in office and thereafter approved by the stockholders.  For purpose of the foregoing sentence and in addition to any other vote required by law, the affirmative vote of the holders of shares of capital stock having at least two-thirds of the votes which could be cast by the holders of all shares of capital stock entitled to vote thereupon (or such greater proportion as may be required by law), voting together as a single class, at a duly constituted meeting of stockholders called expressly for such purposes, shall be required to repeal, alter or amend any provisions of, or adopt any provision inconsistent with, Sections 4 or 5 of Article FOURTH or Articles SIXTH, SEVENTH, EIGHTH or NINTH or this Article FOURTEENTH.

I, the undersigned, being the incorporator hereinbefore named, for the purpose of forming a corporation pursuant to the General Corporation Law of the State of Delaware, do make this certificate, hereby declaring and certifying that this is my act and deed and the facts herein stated are true, and accordingly have hereunto set my hand as of this 8th day of March, 1995.

/s/ Michael J. Perlowski
Michael J. Perlowski
Sole Incorporator