Form 10-Q
period 2007-09-30
HUB GROUP INC
filed 2007-10-25
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

On October 19, 2007, the registrant had 38,122,060 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

          Page
PART I.  Financial Information:

Hub Group, Inc. - Registrant

Condensed Consolidated Balance Sheets – September 30, 2007 (unaudited) and
December 31, 2006                                                                                                             3

Unaudited Condensed Consolidated Statements of Income - Three Months
and Nine Months Ended September 30, 2007 and 2006                                                    4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity - Nine
Months Ended September 30, 2007                                                                                   5

Unaudited Condensed Consolidated Statements of Cash Flows - Nine
Months Ended September 30, 2007 and 2006                        6

Notes to Unaudited Condensed Consolidated Financial Statements                  7

Management’s Discussion and Analysis of Financial Condition and
Results of Operations                                                                                                        10

Quantitative and Qualitative Disclosures About Market Risk                                                        17

Controls and Procedures                                                                                                                 17

PART II.  Other Information                                                                                                      18

HUB GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2007	December 31, 2006
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$39,824	$43,491
Accounts receivable
Trade, net	181,601	158,284
Other	11,296	8,369
Prepaid taxes	86	2,119
Deferred taxes	4,207	3,433
Prepaid expenses and other current assets	5,244	4,450
TOTAL CURRENT ASSETS	242,258	220,146

Restricted investments	5,116	3,017
Property and equipment, net	29,477	26,974
Other intangibles, net	7,168	7,502
Goodwill, net	225,448	225,448
Other assets	1,440	1,461
TOTAL ASSETS	$510,907	$484,548
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$129,986	$117,676
Other	6,091	6,839
Accrued expenses
Payroll	12,484	18,294
Other	35,742	26,617
Related party payable	-	5,000
TOTAL CURRENT LIABILITIES	184,303	174,426
Non-current liabilities	13,400	7,691
Deferred taxes	42,248	43,587
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2007 and 2006	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized in 2007; 41,224,792 shares issued and 38,217,278 outstanding in 2007; 47,337,700 shares authorized in 2006; 41,224,792 shares issued and 38,943,122 outstanding in 2006	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2007 and 2006	7	7
Additional paid-in capital	176,317	179,203
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	188,045	146,243
Treasury stock; at cost, 3,007,514 shares in 2007 and 2,281,670 shares in 2006	(78,367)	(51,563)
TOTAL STOCKHOLDERS' EQUITY	270,956	258,844
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$510,907	$484,548
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2007	2006	2007	2006

Revenue	$417,842	$432,009	$1,212,704	$1,184,069
Transportation costs	360,332	374,673	1,040,770	1,023,869
Gross margin	57,510	57,336	171,934	160,200

Costs and expenses:
Salaries and benefits	22,100	23,965	71,887	71,271
General and administrative	9,596	9,890	31,415	28,585
Depreciation and amortization	1,080	1,642	3,455	5,029
Total costs and expenses	32,776	35,497	106,757	104,885

Operating income	24,734	21,839	65,177	55,315

Other income (expense):
Interest expense	(33)	(22)	(78)	(65)
Interest income	711	670	1,967	1,668
Other, net	24	7	82	63
Total other income	702	655	1,971	1,666

Income from continuing operations before provision for income taxes	25,436	22,494	67,148	56,981

Provision for income taxes	8,828	9,000	25,346	22,795

Income from continuing operations	16,608	13,494	41,802	34,186

Discontinued operations:
Income from discontinued operations of HGDS	-	-	-	1,634
Provision for income taxes	-	-	-	653
Income from discontinued operations	-	-	-	981

Net income	$16,608	$13,494	$41,802	$35,167

Basic earnings per common share
Income from continuing operations	$0.43	$0.34	$1.07	$0.85
Income from discontinued operations	$-	$-	$-	$0.02
Net income	$0.43	$0.34	$1.07	$0.87

Diluted earnings per common share
Income from continuing operations	$0.42	$0.33	$1.06	$0.83
Income from discontinued operations	$-	$-	$-	$0.02
Net income	$0.42	$0.33	$1.06	$0.85

Basic weighted average number of shares outstanding	38,777	39,773	39,026	40,246
Diluted weighted average number of shares outstanding	39,230	40,572	39,511	41,161
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2007
(in thousands, except shares)

September 30,
2007
Class A & B Common Stock Shares Outstanding
Beginning of year	39,605,418
Purchase of treasury shares	(1,161,762)
Treasury shares issued for restricted stock and stock options exercised	435,918
Ending balance	38,879,574

Class A & B Common Stock Amount
Beginning of year	$419
Ending balance	419

Additional Paid-in Capital
Beginning of year	179,203
Exercise of non-qualified stock options	(5,940)
Share-based compensation expense	2,893
Tax benefit of share-based compensation plans	3,856
Issuance of restricted stock awards, net of forfeitures	(3,695)
Ending balance	176,317

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	146,243
Net income	41,802
Ending balance	188,045

Treasury Stock
Beginning of year	(51,563)
Purchase of treasury shares	(37,142)
Issuance of restricted stock and exercise of stock options	10,338
Ending balance	(78,367)

Total stockholders’ equity	$270,956
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Income from continuing operations	$41,802	$34,186
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,475	6,410
Deferred taxes	3,178	12
Compensation expense related to share-based compensation plans	2,893	2,649
Gain on sale of assets	(156)	(31)
Changes in operating assets and liabilities excluding effects of purchase transaction:
Restricted investments	(2,099)	(1,163)
Accounts receivable, net	(26,244)	(6,325)
Prepaid taxes	2,033	5,295
Prepaid expenses and other current assets	(794)	(1,202)
Other assets	21	234
Accounts payable	11,562	13,904
Accrued expenses	3,315	9,152
Non-current liabilities	418	-
Net cash provided by operating activities	41,404	63,121
Cash flows from investing activities:
Proceeds from sale of equipment	715	228
Purchases of property and equipment	(8,203)	(5,247)
Cash used in acquisition of Comtrak, Inc.	(5,000)	(39,942)
Proceeds from the disposal of discontinued operations	-	12,203
Net cash used in investing activities	(12,488)	(32,758)
Cash flows from financing activities:
Proceeds from stock options exercised	703	1,924
Purchase of treasury stock	(37,142)	(45,191)
Excess tax benefits from share-based compensation	3,856	7,897
Net cash used in by financing activities	(32,583)	(35,370)

Cash flows from operating activities of discontinued operations	-	1,848
Cash flows used in investing activities of discontinued operations	-	(38)
Net cash provided by discontinued operations	-	1,810

Net decrease in cash and cash equivalents	(3,667)	(3,197)
Cash and cash equivalents beginning of period	43,491	36,133
Cash and cash equivalents end of period	$39,824	$32,936

Supplemental disclosures of cash paid for:
Interest	$78	$64
Income taxes	$14,518	$6,573
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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at September 30, 2007 and results of operations for the three months and nine months ended September 30, 2007 and 2006.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.                      Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$16,608	38,777	$0.43	$13,494	39,773	$0.34
Income from discontinued operations	-	38,777	-	-	39,773	-
Net Income	$16,608	38,777	$0.43	$13,494	39,773	$0.34

Effect of Dilutive Securities
Stock options and restricted stock		453			799

Diluted EPS
Income from continuing operations	$16,608	39,230	$0.42	$13,494	40,572	$0.33
Income from discontinued operations	-	39,230	-	-	40,572	-
Net Income	$16,608	39,230	$0.42	$13,494	40,572	$0.33

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$41,802	39,026	$1.07	$34,186	40,246	$0.85
Income from discontinued operations	-	39,026	-	981	40,246	0.02
Net Income	$41,802	39,026	$1.07	$35,167	40,246	$0.87

Effect of Dilutive Securities
Stock options and restricted stock		485			915

Diluted EPS
Income from continuing operations	$41,802	39,511	$1.06	$34,186	41,161	$0.83
Income from discontinued operations	-	39,511	-	981	41,161	0.02
Net Income	$41,802	39,511	$1.06	$35,167	41,161	$0.85

NOTE 3.                      Debt

We had $47.1 million of unused and available borrowings under our bank revolving line of credit at September 30, 2007.  We were in compliance with our debt covenants at September 30, 2007.

We have standby letters of credit that expire from 2007 to 2012.  As of September 30, 2007, the outstanding letters of credit were $2.9 million.

NOTE 4.                      Commitments and Contingencies

In March 2007, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc.  We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $19.4 million.  We have received 1,882 units as of September 30, 2007 and we expect delivery of the remainder by the end of October.  We entered into operating leases to finance these containers with terms of approximately 6 years.

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

NOTE 5.  Income Taxes

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  Although the implementation of FIN 48 did not impact the amount of our liability for unrecognized tax benefits, we reclassified our liability for unrecognized tax benefits from deferred tax liabilities to non-current liabilities to conform with the balance sheet presentation requirements of FIN 48.  As of January 1, 2007, the amount of unrecognized tax benefits was $5.3 million of which $1.6 million would, if recognized, decrease our effective tax rate.  As of September 30, 2007, the amount of unrecognized tax benefits was $5.1 million of which $1.7 million would, if recognized, decrease our effective tax rate.

Hub Group, Inc. or its subsidiaries are subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions.  The Internal Revenue Service (“IRS”) has completed its examinations of our federal income tax returns for the tax years 2000 through 2004.  However, tax years 1997 and 2004 through 2006 remain open to examination by the major tax jurisdictions to which we are subject.

During its examination of our 1997 federal income tax return, the IRS proposed to reclassify our allocation of a significant amount of tax basis in fixed assets to non-amortizable intangibles. This dispute is being reviewed by the IRS Office of Appeals, and it is reasonably possible that it will be resolved by December 31, 2007 resulting in a decrease in our liability for uncertain tax positions of up to $4.9 million.  Should the decrease occur, it would have a positive impact on our effective tax rate of up to $1.5 million and the remaining $3.4 million decrease in our liability for uncertain tax positions would be reclassified as additional deferred tax liability.

We recognize accrued interest expense and penalties related to unrecognized tax benefits in our provision for income taxes.  At January 1, 2007, accrued interest was $2.1 million or $1.3 million, net of income tax.  During the nine months ended September 30, 2007, $0.2 million of interest expense, net of tax, was recognized in our provision for income taxes.

During the third quarter of 2007, the State of Illinois enacted new tax legislation which impacts us by modifying how we apportion taxable income to Illinois.  The enactment of the new legislation results in a reduction of our net deferred liabilities and a credit to our provision for state income taxes of approximately $1.2 million.  Without this adjustment, our effective tax rate would have been 39.4% for the third quarter of 2007 and 39.5% for the nine months ended September 30, 2007.

NOTE 6.  New Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  We expect to adopt SFAS No. 157 effective January 1, 2008, as required.  We do not believe the adoption of the Standard will have a significant impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective beginning January 1, 2008, but we have decided not to adopt this optional standard.

HUB GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK, RISKS AND UNCERTAINTIES

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks.  Such statements should be viewed with caution.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors.  We assume no liability to update any such forward-looking statements contained in this quarterly report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets we serve;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	inability to recruit and maintain drivers and owner operators;
•	changes in insurance costs and claims expense; and
•	inability to close and successfully integrate any future business combinations.

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

Our drayage services are provided by our subsidiaries, Comtrak and Quality Services, LLC (“QS”), who assist us in providing reliable, cost effective intermodal services to our customers.  Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa.  At September 30, 2007, QS and Comtrak owned 308 tractors, leased 44 tractors, leased or owned 706 trailers, employed 337 drivers and contracted with 827 owner-operators.

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

One of our primary goals is to grow our net income.  We achieved this growth through an increase in revenue and margin from our existing transportation customers, winning new customers and the acquisition of Comtrak.  Our yield management group works with sales and operations to enhance customer margins.  Our top 50 customers’ revenue represents approximately 50.8% of our revenue.

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

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2007	2006	Change	2007	2006	Change

Revenue
Intermodal	$303,289	$318,927	(4.9)%	$891,999	$865,499	3.1%
Truck brokerage	77,115	77,129	0.0	224,933	224,805	0.1
Logistics	37,438	35,953	4.1	95,772	93,765	2.1
Total revenue from continuing operations	$417,842	$432,009	(3.3)%	$1,212,704	$1,184,069	2.4%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%

Transportation costs	86.2	86.7	85.8	86.5

Gross margin	13.8	13.3	14.2	13.5

Costs and expenses:
Salaries and benefits	5.3	5.5	5.9	6.0
General and administrative	2.3	2.3	2.6	2.4
Depreciation and amortization	0.3	0.4	0.3	0.4
Total costs and expenses	7.9	8.2	8.8	8.8

Operating income	5.9	5.1	5.4	4.7

Other income:
Interest income	0.2	0.1	0.1	0.1
Total other income	0.2	0.1	0.1	0.1

Income from continuing operations before provision for income taxes	6.1	5.2	5.5	4.8

Provision for income taxes	2.1	2.1	2.1	1.9

Income from continuing operations	4.0%	3.1%	3.4%	2.9%

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenue

Revenue decreased 3.3% to $417.8 million in 2007 from $432.0 million in 2006.  Intermodal revenue decreased 4.9% to $303.3 million due to a 2.1% decrease in volume, a 2.1% decrease in price and a 0.7% negative change in mix.  Truck brokerage revenue remained constant at $77.1 million on slightly lower volume.  Logistics revenue increased 4.1% to $37.4 million related to several new customers and increased business from existing customers.

Gross Margin

Gross margin increased slightly by 0.3% to $57.5 million in 2007 from $57.3 million in 2006.  This margin expansion comes primarily from our logistics business.  As a percent of revenue, gross margin has increased to 13.8% in 2007 from 13.3% in 2006.

Salaries and Benefits

As a percentage of revenue, salaries and benefits decreased slightly to 5.3% in 2007 from 5.5% in 2006.  Salaries and benefits decreased to $22.1 million in 2007 from $24.0 million in 2006.  This is due primarily to a decrease in incentive compensation including a $0.9 million change in estimate related to the first half of 2007, recorded in the third quarter of 2007.  Headcount as of September 30, 2007 was 1,064 which excludes drivers as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses decreased to $9.6 million in 2007 from $9.9 million in 2006.  As a percentage of revenue, these expenses remained constant at 2.3%.  The decrease in general and administrative expenses is due to a decrease in general insurance expense for the quarter partially offset by an increase in professional services.

Depreciation and Amortization

Depreciation and amortization decreased to $1.1 million in 2007 from $1.6 million in 2006.  This expense as a percentage of revenue decreased to 0.3% in 2007 from 0.4% in 2006.   The decrease in depreciation and amortization is due primarily to lower computer software depreciation as some of our software was fully depreciated in earlier periods.

Other Income (Expense)

Interest income remained constant at $0.7 million for 2007 and 2006.

Provision for Income Taxes

The provision for income taxes decreased to $8.8 million in 2007 compared to $9.0 million in 2006.  The decrease is primarily attributable to a revaluation of deferred income taxes of approximately $1.2 million related to an Illinois tax law change enacted during the quarter, which affects how service providers apportion income to Illinois.

 Income from Continuing Operations

Income from continuing operations increased to $16.6 million in 2007 from $13.5 million in 2006 due primarily to lower salaries and benefit costs, lower depreciation and amortization expense, lower general and administrative expenses and higher gross margin.

Earnings Per Common Share

Basic earnings per share were $0.43 in 2007 and $0.34 in 2006.  Diluted earnings per share increased to $0.42 in 2007 from $0.33 in 2006.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Revenue

Revenue remained constant at $1.2 billion in both 2007 and 2006.  Intermodal revenue increased 3.1% to $892.0 million due primarily to a 2.4% increase in volume and Comtrak being owned an additional two months in 2007.  Truck brokerage revenue increased slightly to $224.9 million from $224.8 million due primarily to an increase in price and mix partially offset by a slight decrease in volume.  Logistics revenue increased 2.1% to $95.8 million as a result of increased business from new and existing customers.  Hub Distribution’s revenue has been reclassified to discontinued operations due to its sale on May 1, 2006.

Gross Margin

Gross margin increased 7.3% to $171.9 million in 2007 from $160.2 million in 2006.  This margin expansion comes from Comtrak and an increase in volume from intermodal business.  As a percent of revenue, gross margin has increased to 14.2% in 2007 from 13.5% in 2006.  The increase in gross margin as a percentage of revenue is due to performing more of our own drayage more efficiently and better brokerage margins.

Salaries and Benefits

As a percentage of revenue, salaries and benefits were slightly lower at 5.9% for 2007 from 6.0% for 2006.  Salaries and benefits increased to $71.9 million in 2007 from $71.3 million in 2006.  The majority of the increase relates to Comtrak since we owned them for two additional months in 2007.

General and Administrative

General and administrative expenses increased to $31.4 million for 2007 from $28.6 million in 2006.  As a percentage of revenue, these expenses increased to 2.6% in 2007 from 2.4% in 2006.  The increase relates primarily to increased expenses in our Comtrak business including the two additional months that we owned them in 2007 compared to 2006 and  increased spending on consultants of approximately $1.2 million related to a marketing project partially offset by a favorable lease termination agreement.

Depreciation and Amortization

Depreciation and amortization decreased to $3.5 million in 2007 from $5.0 million in 2006.  This expense as a percentage of revenue decreased to 0.3% in 2007 from 0.4% in 2006.   The decrease in depreciation and amortization is due primarily to lower computer software depreciation as some of our software was fully depreciated in earlier periods.

Other Income (Expense)

Interest income increased to $2.0 million in 2007 from $1.7 million in 2006.  The increase in interest income is due to a higher average investment balance and higher interest rates in 2007.

Provision for Income Taxes

The provision for income taxes increased to $25.3 million in 2007 compared to $22.8 million in 2006.  The increase is a result of the increase in pre-tax income partially offset by the revaluation of deferred income taxes of approximately $1.2 million related to an Illinois tax law change enacted during the third quarter of 2007, which decreased our effective tax rate.

Income from Continuing Operations

Income from continuing operations increased to $41.8 million in 2007 from $34.2 million in 2006 due primarily to higher gross margin, lower depreciation and amortization expense and higher interest income.

Income from Discontinued Operations

Income from discontinued operations includes income from the operations of HGDS.  This income was $1.0 million for the nine months ended September 30, 2006.

Earnings Per Common Share

Basic earnings per share from continuing operations was $1.07 in 2007 and $0.85 in 2006.  Basic earnings per share from discontinued operations was $0.02 in 2006.  Basic earnings per share was $1.07 for 2007 and $0.87 for 2006.  Diluted earnings per share from continuing operations increased to $1.06 in 2007 from $0.83 in 2006.  Diluted earnings per share from discontinued operations was $0.02 in 2006.  Diluted earnings per share was $1.06 for 2007 and $0.85 for 2006.

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

New Pronouncements

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes.  Although the implementation of FIN 48 did not impact the amount of our liability for unrecognized tax benefits, we did reclassify our liability for unrecognized tax benefits from deferred tax liabilities to non-current liabilities to conform with the balance sheet presentation requirements of FIN 48. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  We expect to adopt SFAS No. 157 effective January 1, 2008, as required.  We do not believe the adoption of the Standard will have a significant impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective beginning January 1, 2008, but we have decided not to adopt this optional standard.

LIQUIDITY AND CAPITAL RESOURCES

During 2007, we have funded operations, capital expenditures, the earn out payment related to the Comtrak acquisition and our stock buy back through cash flows from operations.

Cash provided by operating activities for the nine months ended September 30, 2007 was approximately $41.4 million, which resulted primarily from income from continuing operations of $41.8 million and non-cash charges of $11.4 million, partially offset by the change in operating assets and liabilities of $11.8 million.  The decrease in cash provided by operating activities for the nine months ended September 30, 2007 versus the nine months ended September 30, 2006 is primarily a result of the deterioration of our day’s sales outstanding due primarily to our retail customers.

Net cash used in investing activities for the nine months ended September 30, 2007 was $12.5 million and related primarily to capital expenditures of $8.2 million mostly comprised of tractors for the Comtrak operations and the $5.0 million earn out payment made to the former owner of Comtrak, partially offset by $0.7 million of cash generated from the sale of equipment.   We expect capital expenditures to be approximately $9.0 to $10.0 million for all of 2007.

The net cash used in financing activities for the nine months ended September 30, 2007 was $32.6 million.  We generated $0.7 million of cash from stock options exercised and used $37.1 million of cash to purchase treasury stock.  We also reported $3.8 million of excess tax benefits from share-based compensation as a financing cash in-flow.

We had $47.1 million of unused and available borrowings under our bank revolving line of credit at September 30, 2007.  We were in compliance with our debt covenants at September 30, 2007.

We have standby letters of credit that expire from 2007 to 2012.  As of September 30, 2007, the outstanding letters of credit were $2.9 million.

The $5.0 million related party payable was paid out during the first quarter of 2007.  This amount relates to the 2006 earn out payment due to the former owner of Comtrak.  A similar amount will be paid in 2008 if the 2007 earn out is achieved.

We spent approximately $37.1 million on stock repurchases through September 30, 2007.  At September 30, 2007, we had authorization to spend an additional $38.3 million to purchase common stock through June of 2008.  In October of 2007, we spent approximately $3.0 million on stock repurchases and we may make additional purchases from time to time as market conditions warrant.

Contractual Obligations

Our contractual cash obligations as of September 30, 2007 are minimum rental commitments.  We have a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak.  Minimum annual rental commitments, at September 30, 2007, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2007	$4,997
2008	18,324
2009	15,271
2010	13,313
2011	12,516
2012 and thereafter	15,924
$80,345

In March 2007, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc.  We agreed to purchase 2,000 fifty-three foot dry freight steel domestic containers for approximately $19.4 million.  We have received 1,882 units as of September 30, 2007 and we expect delivery of the remainder by the end of October.  We entered into operating leases to finance these containers with terms of approximately 6 years.   The commitments for the containers we have received are included in the table above.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation.  Payments under the Plan are due as follows as of September 30, 2007 (in thousands):

2007	$-
2008	1,932
2009	1,021
2010	1,610
2011	639
2012 and thereafter	4,987
$10,189

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2007.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      Other  Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 26, 2006, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  This authorization expires June 30, 2008.  We intend to hold the repurchased shares in treasury for future use.  During the first nine months we made purchases of 1,148,220 shares at a value of approximately $36.7 million.  We may make additional purchases from time to time as market conditions warrant.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to January 31	--	--	--	$75,000
February 1 to February 28	--	--	--	75,000
March 1 to March 31	408,205	$30.62	408,205	62,500
April 1 to April 30	--	--	--	62,500
May 1 to May 31	--	--	--	62,500
June 1 to June 30	--	--	--	62,500
July 1 to July 31	411,715	$34.49	411,715	48,300
August 1 to August 31	100,000	$31.73	100,000	45,126
September 1 to September 30	228,300	$29.97	228,300	38,285
Total	1,148,220	$31.98	1,148,220	$38,285

Item 6.  Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: October 25, 2007                                                             /s/ Terri A. Pizzuto
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