Form 10-K
period 2007-12-31
HUB GROUP INC
filed 2008-02-22
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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
Yes X  No __

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes    No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer  X     Accelerated Filer         Non-Accelerated Filer       Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No X

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2007, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $35.16 per share, was $1,296,834,197.

On February 19, 2008, the Registrant had 36,972,648 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.
Documents Incorporated by Reference
The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2008 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

We operate through a network of 21 operating centers throughout the United States and Canada.  Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads.  Through our network, we have the ability to move freight in and out of every major city in the United States, Canada and Mexico.  We service a large and diversified customer base in a broad range of industries, including consumer products, retail and durable goods.  We utilize an asset-light strategy in order to minimize our investment in equipment and facilities and reduce our capital requirements.  We arrange freight movement for our customers through transportation carriers and equipment providers.

We sold substantially all of the assets of Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”) to the President of the former subsidiary on May 1, 2006.  Accordingly, the results of operations of HGDS for the years ended December 31, 2006 and 2005 have been reported as discontinued operations.

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

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines.  We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements.  This effectively allows us to “capture” containers and trailers and keep them within our network.  As of December 31, 2007, we also have exclusive access to approximately 2,935 rail-owned containers for our dedicated use on the Burlington Northern Santa Fe (“BNSF”) and the Norfolk Southern (“NS”) rail networks and approximately 3,175 rail-owned containers for our dedicated use on the Union Pacific (“UP”) and the NS rail networks.  In addition to these containers, during 2005, 2006 and 2007, we added a total of 7,400 new 53’ containers for use on the BNSF and NS.  We financed these containers with operating leases.  These arrangements are included in Note 7 to the consolidated financial statements.

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

Our drayage services are provided by our subsidiaries, Comtrak and Quality Services, LLC (“QS”) who assist us in providing reliable, cost effective intermodal services to our customers.  Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa.  As of December 31, 2007, QS and Comtrak owned 329 tractors, leased 23 tractors, leased or owned 706 trailers and employed 331 drivers and contracted with 845 owner-operators.

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

Our truck brokerage operation also provides customers with specialized programs.  Through the Dedicated Trucking Program, certain carriers have informally agreed to move freight for our customers on a continuous basis.  This arrangement allows us to effectively meet our customers’ needs without owning the equipment.

Logistics.  Our logistics business operates under the name of Unyson Logistics.  Unyson Logistics is comprised of a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions.  Unyson offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility.  Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal and railcar.  Unyson Logistics operates throughout North America with offices strategically located in key market areas.

Hub Network

Hub Group currently has operating centers in the following metropolitan areas:

Atlanta	Indianapolis	Minneapolis	St. Louis
Baltimore	Kansas City	New York City	Toledo
Boston	Laredo	Pittsburgh	Toronto
Chicago	Los Angeles	Salt Lake City
Cleveland	Memphis	San Diego
Houston	Milwaukee	San Francisco

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

Marketing and Customers

We believe that fostering long-term customer relationships is critical to our success.  Through these long-term relationships, we are able to better understand our customers’ needs and tailor our transportation services to the specific customer, regardless of the customer’s size or volume.  We currently have full-time marketing representatives at various operating centers and sales offices with primary responsibility for servicing local, regional and national accounts.  These sales representatives directly or indirectly report to our Chief Marketing Officer.  This model allows us to provide our customers with both a local marketing contact and access to our competitive rates as a result of being a large, national transportation service provider.

Our marketing efforts have produced a large, diverse customer base, with no customer representing more than 5% of our total revenue in 2007.  We service customers in a wide variety of industries, including consumer products, retail and durable goods.

We maintain a joint marketing relationship with TMM Logistics, a wholly owned subsidiary of Grupo TMM, a Mexican logistics and transportation company.  TMM Logistics provides sales support and operating execution within Mexico, and we furnish the same capabilities in Canada and the United States for TMM Logistics.

Management Information Systems

A primary component of our business strategy is the continued improvement of our Network Management System and other technology to ensure that we remain a leader among transportation providers in information processing for transportation services.  Our Network Management System consists of proprietary software running on a combination of platforms which includes the IBM iSeries and Microsoft Windows Server environments located at a secure offsite data center.  All of our operating centers are linked together with the data center using an MPLS (“Multi-Protocol Label Switching”) network.  This configuration provides a real time environment for transmitting data among our operating centers and headquarters.  We also make extensive use of electronic commerce (“e-Commerce”), allowing each operating center to communicate electronically with each railroad, many drayage companies, certain trucking companies and those customers with e-Commerce capabilities.

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

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines.  As of December 31, 2007, we also have exclusive access to approximately 2,935 rail-owned containers for our dedicated use on the BNSF and the NS rail networks and approximately 3,175 rail-owned containers for our dedicated use on the UP and the NS rail networks.  In addition to these containers, during 2005, 2006 and 2007, we added a total of 7,400 new 53’ containers for use on the BNSF and NS.  We financed these containers with operating leases.  These arrangements are included in Note 7 to the consolidated financial statements.

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

We maintain separate insurance policies to cover potential exposure from our company-owned drayage operations.  We have general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate, truckman’s auto liability with limits of $1.0 million and a companion $19.0 million umbrella liability policy.

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

General

Employees:  As of December 31, 2007, we had 1,412 employees or 1,081 employees excluding drivers. We are not a party to any collective bargaining agreement and consider our relationship with our employees to be satisfactory.

Other:  No material portion of our operations is subject to renegotiation of profits or termination of contracts at the election of the federal government.  None of our trademarks are believed to be material to us.  Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

Periodic Reports

Upon written request, our annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2007, our quarterly reports on Form 10-Q and current reports on Form 8-K will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 3050 Highland Parkway, Suite 100, Downers Grove, Illinois 60515.  Our filings are also accessible through our website at www.hubgroup.com as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission.

Item 1A.                  RISK FACTORS

Since our business is concentrated on intermodal marketing, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

In 2007, 2006 and 2005, we derived 73% of our revenue from our intermodal services. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

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

In many of the markets we serve, we use third-party drayage companies for pickup and delivery of intermodal containers. Most drayage companies operate relatively small fleets and have limited access to capital for fleet expansion.  In some of our markets, there are a limited number of drayage companies that can meet ourquality standards. This could limit our ability to expand our intermodal business or require us to establish our own drayage operations in some markets, which could increase our operating costs and could adversely affect our profitability and financial condition. Also, the trucking industry chronically experiences a shortage of available drivers, which may limit the ability of third-party drayage companies to expand their fleets. This shortage also may require them to increase drivers’ compensation, thereby increasing our cost of providing drayage services to our customers. Therefore, the driver shortage could also adversely affect our profitability and limit our ability to expand our intermodal business.

Because we depend on trucking companies for our truck brokerage services, our ability to maintain or expand our truck brokerage business may be adversely affected by a shortage of trucking capacity.

In 2007, 2006 and 2005, we derived 19%, 19% and 18%, respectively, of our revenue from our truck brokerage services. We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates. If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business. Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

Because we use a significant number of independent contractors in our businesses, proposals from legislative, judicial or regulatory authorities that change the independent contractor classification could have a significant impact on our gross margin and operating income.

We use a significant number of independent contractors in our businesses, consistent with long-standing industry practices.  There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of a significant number of independent contractors doing business with us.  Although management believes that there are no proposals currently pending that would change the classification of independent contractors that do business with us, the costs associated with potential reclassifications could have a material adverse effect on results of operations and our financial position.

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

Transportation costs represented 86%, 86% and 88% of our consolidated revenue in 2007, 2006 and 2005, respectively. Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.

Our business could be adversely affected by heightened security measures, actual or threatened terrorist attacks, efforts to combat terrorism, military action against a foreign state or other similar event.

We cannot predict the effects on our business of heightened security measures, actual or threatened terrorist attacks, efforts to combat terrorism, military action against a foreign state or other similar events. It is possiblethat one or more of these events could be directed at U.S. or foreign ports, borders, railroads or highways. Heightened security measures or other events are likely to slow the movement of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways and could adversely affect our business and results of operations. Any of these events could also negatively affect the economy and consumer confidence, which could cause a downturn in the transportation industry.

If we fail to maintain and enhance our information technology systems, we may be at a competitive disadvantage and lose customers.

Our information technology systems are critical to our operations and our ability to compete effectively as an IMC, truck broker and logistics provider. We expect our customers to continue to demand more sophisticated information technology applications from their suppliers. If we do not continue to enhance our Network Management System and the logistics software we use to meet the increasing demands of our customers, we may be placed at a competitive disadvantage and could lose customers.

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

For 2007, our largest 20 customers accounted for approximately 35% of our revenue. A reduction in or termination of our services by several of our largest customers could have a material adverse effect on our revenue and business.

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

Our growth could be adversely affected if we are not ableto identify, successfully acquire and integrate future acquisition prospects.

We believe that future acquisitions that we make could significantly impact financial results.  Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Item 1B.                  UNRESOLVED STAFF COMMENTS

None.

Item 2.                  PROPERTIES

We directly, or indirectly through our subsidiaries, operate 41 offices throughout the United States and in Canada, including our headquarters in Downers Grove, Illinois and our Company-owned drayage operations headquartered in Memphis, Tennessee.  All of our office space is leased.  Most office leases have initial terms of more than one year, and many include options to renew.  While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

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

Item 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I.  The table sets forth certain information as of February 1, 2008 with respect to each person who is an executive officer of the Company.

Name	Age	Position

Phillip C. Yeager	80	Chairman of the Board of Directors
David P. Yeager	54	Vice Chairman of the Board of Directors and Chief Executive Officer
Mark A. Yeager	43	President, Chief Operating Officer and Director
Christopher R. Kravas	42	Chief Intermodal Officer
David L. Marsh	40	Chief Marketing Officer
Terri A. Pizzuto	49	Executive Vice President, Chief Financial Officer and Treasurer
Stephen P. Cosgrove	48	Executive Vice President-Customer Service
James B. Gaw	57	Executive Vice President-Sales
Dwight C. Nixon	45	Executive Vice President-Highway
Donald G. Maltby	53	Executive Vice President-Logistics
Dennis R. Polsen	54	Executive Vice President-Information Services
David C. Zeilstra	38	Vice President, Secretary and General Counsel

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

Christopher R. Kravas has been our Chief Intermodal Officer since October 2007.  Prior to this promotion, Mr. Kravas was Executive Vice President-Strategy and Yield Management from December 2003 through September 2007.  From February 2002 through November 2003, Mr. Kravas served as President of Hub Highway Services.  From February 2001 through December 2001, Mr. Kravas was Vice President-Enron Freight Markets.  Mr. Kravas joined Enron after it acquired Webmodal, an intermodal business he founded.  Mr. Kravas was Chief

Executive Officer of Webmodal from July 1999 through February 2001.  From 1989 through June 1999 Mr. Kravas worked for the Burlington Northern Santa Fe Railway in various positions in the intermodal business unit and finance department.  Mr. Kravas received a Bachelor of Arts degree in 1987 from Indiana University and a Masters in Business Administration in 1994 from the University of Chicago.

    David L. Marsh has been our Chief Marketing Officer since October 2007.  Prior to this promotion, Mr. Marsh was Executive Vice President-Highway from February 2004 through September 2007.  Mr. Marsh previously served as President of Hub Ohio from January 2000 through January 2004.  Mr. Marsh joined us in March 1991 and became General Manager with Hub Indianapolis in 1993, a position he held through December 1999.  Prior to joining Hub Group, Mr. Marsh worked for Carolina Freight Corporation, an LTL carrier, starting in January 1990.  Mr. Marsh received a Bachelor of Science degree in Marketing and Physical Distribution from Indiana University-Indianapolis in December 1989.  Mr. Marsh has been a member of the American Society of Transportation and Logistics, the Indianapolis Traffic Club, the Council for Logistics Management and served as an advisor to the Indiana University-Indianapolis internship program for transportation and logistics.  Mr. Marsh was honored as the Indiana Transportation Person of the Year in 1999.

Terri A. Pizzuto has been our Executive Vice President, Chief Financial Officer and Treasurer since March 2007.  Prior to this promotion, Ms. Pizzuto was Vice President of Finance from July 2002 through February 2007.  Prior to joining us, Ms. Pizzuto was a partner in the Assurance and Business Advisory Group at Arthur Andersen LLP.  Ms. Pizzuto worked for Arthur Andersen LLP for 22 years holding various positions and serving numerous transportation companies.  Ms. Pizzuto received a Bachelor of Science in Accounting from the University of Illinois in 1981.  Ms. Pizzuto is a CPA and a member of the American Institute of Certified Public Accountants.

Stephen P. Cosgrove has been our Executive Vice President-Customer Service since October 2007.  Prior to this, Mr. Cosgrove served as Executive Vice President-Intermodal and Administration from January 2005 through September 2007.  Prior to this, Mr. Cosgrove was Vice President-Intermodal and Administration for the Central Region from February 2004 through December 2004.  Mr. Cosgrove served as Vice President of Hub Chicago from December 1996 through January 2004 and from September 1995 to November 1996 was General Manager of sales and marketing for Hub Chicago.  Mr. Cosgrove worked for APL Stacktrain Services from 1986 through 1995 prior to coming to Hub Chicago.

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

Dwight C. Nixon has been our Executive Vice President-Highway since October 2007.  Mr. Nixon previously served as Regional Vice President of Highway’s Western Region from April 2004 through September 2007.  Prior to joining us, Mr. Nixon was a Senior Corporate Account Executive for Roadway Express, Inc. and spent 19 years in various operational, sales and sales management positions.  Mr. Nixon was also a California Gubernatorial appointee and member of the California Workforce Investment Board from November 2005 through December 2007.  Mr. Nixon received a Bachelor of Science degree in Finance from the University of Arizona in 1984.

Donald G. Maltby has been our Executive Vice President-Logistics since February 2004.  Mr. Maltby previously served as President of Hub Online, our e-commerce division, from February 2000 through January 2004.  Mr. Maltby also served as President of Hub Cleveland from July 1990 through January 2000 and from April 2002 to January 2004.  Prior to joining Hub Group, Mr. Maltby served as President of Lyons Transportation, a wholly owned subsidiary of Sherwin Williams Company, from 1988 to 1990.  In his career at Sherwin Williams, which began in 1981 and continued until he joined us in 1990, Mr. Maltby held a variety of management positions including Vice-President of Marketing and Sales for their Transportation Division. Mr. Maltby has been in the transportation and logistics industry since 1976, holding various executive and management positions.  Mr. Maltby received a Masters in Business Administration from Baldwin Wallace College in 1982 and a Bachelor of Science degree from the State University of New York in 1976.

    Dennis R. Polsen has been our Executive Vice President-Information Services since February 2004.  From September 2001 to January 2004, Mr. Polsen was Vice President-Chief Information Officer and from March 2000 through August 2001, Mr. Polsen was our Vice-President of Application Development.  Prior to joining us, Mr. Polsen was Director of Applications for Humana, Inc. from September 1997 through February 2000 and spent 14 years prior to that developing, implementing, and directing transportation logistics applications at Schneider National, Inc.  Mr. Polsen received a Masters in Business Administration in May of 1983 from the University of Wisconsin Graduate School of Business and a Bachelor of Business Administration in May of 1976 from the University of Wisconsin-Milwaukee.  Mr. Polsen is a past member of the American Trucking Association.

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

Directors of the Registrant

In addition to Phillip C. Yeager, David P. Yeager and Mark A. Yeager, the following three individuals are also on our Board of Directors: Gary D. Eppen – currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at the Graduate School of Business at the University of Chicago; Charles R. Reaves – Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company and Martin P. Slark – Vice Chairman and Chief Executive Officer of Molex, Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems.

PART II

Item 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “HUBG.”  Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2006 and 2007.

	2007		2006

	High	Low	High	Low
First Quarter	$33.52	$28.56	$22.92	$17.42
Second Quarter	$37.83	$28.98	$25.80	$20.75
Third Quarter	$38.96	$29.94	$24.68	$20.98
Fourth Quarter	$33.39	$23.69	$29.63	$22.99

On February 19, 2008, there were approximately 263 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 12,517 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions.  On February 19, 2008, there were 11 holders of record of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”).

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

Note 12 of the Company’s Notes to Consolidated Financial Statements is incorporated herein by reference.

Performance Graph

        The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2002with the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Trucking and Transportation Index. These comparisons assume the investment of $100 on December 31, 2002 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

5 YEAR STATISTICS
RETURN
2,500
2,000
1,500
1,000
500
0
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
100
448
1088
1473
2296
2215
143
149
183
163
192
166
223
182
239
198
HUBGROUP
NASDAQ
INDUSTRY

Item 6.                  SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands except per share data)

	Years Ended December 31,
	2007	2006 (2)	2005	2004	2003
Statement of Income Data:
Revenue	$1,658,168	$1,609,529	$1,481,878	$1,380,722	$1,305,817
Gross margin	232,324	218,418	174,742	167,062	155,569
Operating income	90,740	77,236	47,904	38,104	20,611
Income from continuing operations before taxes	93,228	79,508	48,871	27,551	13,842
Income from continuing operations after taxes	59,799	47,705	29,176	15,870	6,906
Income from discontinued operations, net of tax (1)	-	981	3,770	1,409	1,524
Net income	$59,799	$48,686	$32,946	$17,279	$8,430
Basic earnings per common share
Income from continuing operations	$1.55	$1.19	$0.73	$0.45	$0.22
Income from discontinued operations	-	$0.03	$0.10	$0.04	$0.05
Diluted earnings per common share
Income from continuing operations	$1.53	$1.17	$0.71	$0.42	$0.22
Income from discontinued operations	-	$0.02	$0.09	$0.04	$0.05

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$491,967	$484,548	$444,418	$410,845	$388,527
Long-term debt, excluding current portion	-	-	-	-	67,017
Stockholders' equity	250,899	258,844	242,075	226,936	143,035

(1)	HGDS disposed of May 1, 2006
(2)	Comtrak was acquired February 28, 2006

Item 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information contained in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks.  Such statements should be viewed with caution.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors.  We assume no liability to update any such forward-looking statements contained in this annual report.  Factors that could cause our actual results to differ materially, in addition to those set forth under Items 1A “Risk Factors,” include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	increases in costs for independent contractors due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	inability to recruit and maintain drivers and owner operators;
•	changes in insurance costs and claims expense; and
•	inability to close and successfully integrate any future business combinations.

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

Our drayage services are provided by our subsidiaries, Comtrak and Quality Services, LLC (“QS”) who assist us in providing reliable, cost effective intermodal services to our customers.  Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa.  At December 31, 2007, QS and Comtrak owned 329 tractors, leased 23 tractors, leased or owned 706 trailers and employed 331 drivers and contracted with 845 owner-operators.

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

One of our primary goals is to grow our net income.  We achieved this growth through an increase in revenue and margin from our existing transportation customers, winning new customers and the acquisition of Comtrak.  Our yield management group works with sales and operations to enhance customer margins.  Our top 50 customers’ revenue represents approximately 51% of our revenue.  During 2007, 2006 and 2005, we severed relationships with certain customers due to profitability issues and credit issues which impeded our intermodal revenue growth.  We have mitigated our risks in the automotive sector by significantly reducing or eliminating our relationship with two automotive parts suppliers in 2006.  While we continue to do some limited business for this sector, we are carefully managing our credit exposure.

We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers and loads with negative margins.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Substantially all of the assets of Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”) were sold to the President of the former subsidiary on May 1, 2006.  Accordingly, the results of operations of HGDS for all years presented have been reported as discontinued operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

The following table summarizes our revenue by service line (in thousands):

	Twelve Months Ended
	December 31,
			%
	2007	2006	Change
Revenue

Intermodal	$1,206,364	$1,172,566	2.9%
Brokerage	318,834	306,332	4.1%
Logistics	132,970	130,631	1.8%
Total revenue from continuing operations	$1,658,168	$1,609,529	3.0%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2007	2006

Revenue	100.0%	100.0%
Transportation costs	86.0	86.4
Gross margin	14.0	13.6

Costs and expenses:
Salaries and benefits	5.8	5.9
General and administration	2.5	2.5
Depreciation and amortization	0.2	0.4
Total costs and expenses	8.5	8.8

Operating income	5.5	4.8

Other income (expense):
Interest income	0.1	0.1
Total other income (expense)	0.1	0.1

Income from continuing operations before provision for income taxes	5.6	4.9

Provision for income taxes	2.0	1.9

Income from continuing operations	3.6%	3.0%

Revenue

Revenue increased 3.0% to $1,658.2 million in 2007 from $1,609.5 million in 2006.  Intermodal revenue increased 2.9% to $1,206.4 million from $1,172.6 million due primarily to a 1.0% increase related to Comtrak (we owned Comtrak for 10 months in 2006 and for 12 months in 2007) and a 2.5% increase in volume offset by a 0.6% combined decrease related to pricing, mix and fuel surcharges.  Truck brokerage revenue increased 4.1% to $318.8 million from $306.3 million due primarily to price increases, mix and fuel surcharges.  Logistics revenue increased 1.8% to $133.0 million from $130.6 million due to increases in business from both new and existing customers in 2007.  Hub Distribution’s revenue has been reclassified to discontinued operations due to its sale.

Gross Margin

Gross margin increased 6.4% to $232.3 million in 2007 from $218.4 million in 2006.  Gross margin percentage increased to 14.0% in 2007 from 13.6% in 2006 due to various margin enhancement efforts, growth in truck brokerage and our drayage operations, including the addition of Comtrak.

Salaries and Benefits

Salaries and benefits increased to $95.7 million in 2007 from $95.2 million in 2006.  The increase is related to Comtrak and an increase in salaries and employee benefits partially offset by a decrease in incentive compensation.  As a percentage of revenue, salaries and benefits decreased to 5.8% in 2007 from 5.9% in 2006.  Headcount as of December 31, 2007 and 2006 was 1,081 and 1,089, respectively, which excludes drivers, as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses increased to $41.4 million from $39.9 million in 2006 partially due to the acquisition of Comtrak.  The increase related to Comtrak was partially offset by a decrease in rental expense, telephone expense, bad debt expense and equipment lease expense.  As a percentage of revenue, general and administrative expenses remained consistent at 2.5% in 2007 and 2006.

Depreciation and Amortization

Depreciation and amortization decreased 26.4% to $4.5 million in 2007 from $6.1 million in 2006.  This expense as a percentage of revenue decreased to 0.2% from 0.4%.  The decrease in depreciation and amortization is due primarily to lower software depreciation due to certain assets being fully depreciated.

Other Income (Expense)

Interest expense remained consistent at $0.1 million in 2007 and 2006.  Interest income increased to $2.5 million in 2007 from $2.3 million in 2006.  The increase in interest income is due to a higher average investment balance and a higher average interest rate in 2007.

Provision for Income Taxes

The provision for income taxes increased to $33.4 million in 2007 compared to $31.8 million in 2006.  We provided for income taxes using an effective rate of 35.9% in 2007 compared to 40.0% in 2006.  The decrease in the effective rate in 2007 resulted primarily from the favorable impacts of the resolution of our dispute with the Internal Revenue Service and an Illinois law change.

Income from Continuing Operations

Income from continuing operations increased to $59.8 million in 2007 from $47.7 million in 2006 due primarily to higher gross margin, lower depreciation and amortization expense and higher interest income.

Income from Discontinued Operations

Income from discontinued operations of $1.0 million includes income from the operations of HGDS through May 1, 2006.

Earnings Per Common Share

Basic earnings per share from continuing operations was $1.55 in 2007 and $1.19 in 2006.  Basic earnings per share from discontinued operations was $0.03 in 2006.  Basic earnings per share increased to $1.55 in 2007 from $1.22 in 2006.  Basic earnings per share increased due to the increase in income from continuing operations and the decrease in the basic weighted average number of shares outstanding because of our purchase of treasury shares.

Diluted earnings per share from continuing operations increased to $1.53 in 2007 from $1.17 in 2006.  Diluted earnings per share from discontinued operations was $0.02 in 2006.   Diluted earnings per share increased to $1.53 in 2007 from $1.19 in 2006.  Diluted earnings per share increased due to the increase in income from continuing operations and the decrease in the diluted weighted average number of shares outstanding because of our purchase of treasury shares.

All shares, per-share amounts and options have been retroactively restated to give effect to the two-for-one stock split in June of 2006.

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

All shares, per-share amounts and options have been retroactively restated to give effect to the two-for-one stock split in June of 2006 and May of 2005.

LIQUIDITY AND CAPITAL RESOURCES

In 2007, we have funded our operations, capital expenditures and stock buy backs through cash flows from operations and cash on hand.

Cash provided by operating activities for the year ended December 31, 2007 was approximately $80.6 million, which resulted primarily from net income from continuing operations of $59.8 million, non-cash charges of $14.4 million and an increase in the change in operating assets and liabilities of $6.4 million.

Net cash used in investing activities for the year ended December 31, 2007 was $14.5 million and related primarily to capital expenditures of $10.2 million and an earn-out payment relating to the acquisition of Comtrak of $5.0 million offset by proceeds from the sale of equipment of $0.7 million.  We expect capital expenditures to be between $10.0 million and $11.0 million in 2008.

The net cash used in financing activities for the year ended December 31, 2007 was $71.6 million.  We generated $0.8 million of cash from stock options exercised and used $76.3 million of cash to purchase treasury stock.  We also reported $3.9 million of excess tax benefits from share-based compensation as a financing cash in-flow.  These tax benefits were previously reported as operating cash flows prior to the adoption of SFAS 123(R) in 2006.

We invest our cash overnight in commercial paper.  These investments are included in cash and cash equivalents on our balance sheet due to their short term maturity and are reported at their carrying value which approximates fair value.

On March 23, 2005, we entered into a revolving credit agreement that provides for unsecured borrowings of up to $40.0 million.  The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%.  The revolving line of credit expires on March 23, 2010.  The financial covenants require a minimum net worth of $175.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0.  The commitment fees charged on the unused line of credit are between 0.15% and 0.25%.  On February 21, 2006, we amended the revolving credit agreement to provide for unsecured borrowing up to $50.0 million.  No other terms of the agreement were amended.  Our unused and available borrowings under our bank revolving line of credit at December 31, 2007 and December 31, 2006 were $47.2 million and $48.2 million, respectively.  We were in compliance with our debt covenants at December 31, 2007.

We have standby letters of credit that expire from 2008 to 2012.  As of December 31, 2007, our letters of credit were $2.8 million.

In 2007, we added 2,000 new 53’ containers to our fleet.  We financed these containers with operating leases.  These and other leasing arrangements are included in Note 7 to the consolidated financial statements.

We have a related party payable of $5.0 million as of December 31, 2007 that will be paid during the first quarter of 2008.  This amount relates to the 2007 earn-out payment due to the former owner of Comtrak.

We have authorization to spend $75.0 million to purchase common stock through June of 2009.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations as of December 31, 2007 are minimum rental commitments and the earn-out payment to the former owner of Comtrak.  We have a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak.  Rent paid under this agreement totaled $0.7 million for the year ended December 31, 2007.  The annual lease payments escalate by less than 1% per year.   Minimum annual rental commitments, at December 31, 2007, under non-cancelable operating leases, principally for real estate, containers and equipment and the earn-out related to Comtrak are payable as follows (in thousands):

2008	$24,514
2009	17,815
2010	15,461
2011	13,930
2012	12,297
2013 and thereafter	5,451

    In February 2008, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc.  We agreed to purchase 1,000 fifty-three foot dry freight steel domestic containers for approximately $10.0 million.  We expect delivery of the 1,000 units during the summer of 2008.  We plan to finance these containers with operating leases.  These commitments are not included in the table above since the arrangements have not yet been finalized.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation.  Payments under the Plan are due as follows (in thousands):

2008	$979
2009	868
2010	1,620
2011	576
2012	582
2013 and thereafter	5,806

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

Deferred Income Taxes

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.  We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $0.2 million related to state tax net operating losses for which a valuation allowance has been established.  In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

Equipment

We operate tractors and utilize containers in connection with our business.  This equipment may be purchased or acquired under capital or operating lease agreements.  In addition, we rent equipment from third parties and various railroads under short term rental arrangements.  Equipment which is purchased is depreciated on the straight line method over the estimated useful life.  We had no equipment under capital lease arrangements at December 31, 2007.  Our equipment leases have five to seven year terms and in some cases contain renewal options.

Stock Based Compensation

Effective January 1, 2006 we adopted the fair value recognition provisions of FASB Statement No. 123 (R) “Share Based Payment” (SFAS No. 123 (R)), using the modified prospective transition method.  Prior to January 1, 2006, we accounted for our share-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations as permitted by Statement of Financial Accounting Standard (SFAS) No. 123 “Accounting for Stock Based Compensation.”  We have not granted any stock options since 2003.  Instead, we have issued nonvested stock, commonly known as “restricted stock,” that vests over three to five years.  As of December 31, 2007, there was $6.0 million of unrecognized compensation cost related to non-vested share based compensation that is expected be recognized over a weighted average period of 1.37 years.  In addition, during 2006, the Board of Directors granted and issued performance units which entitle the recipients to receive restricted stock contingent upon the achievement of an operating income earnings target.  The unrecognized compensation cost mentioned above does not include any potential unrecognized compensation expense associated with the performance units.

Accounting for Income Taxes

Effective January 1, 2007 we adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies”.

New Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In addition, certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, are now excluded from the scope of SFAS No. 157.  We adopted SFAS No. 157 effective January 1, 2008.  There was no cumulative effect recorded upon adoption as of January 1, 2008 and we do not expect the impact on our financial statements in subsequent reporting periods to be significant.

In February 2007, the FASB issued SFAS No. No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  SFAS 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective beginning January 1, 2008, but we have decided not to adopt this optional standard at this time.

The FASB issued Statement of SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) in December 2007.  SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration.  In addition SFAS No. 141(R) changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We plan to adopt SFAS No. 141(R) effective January 1, 2009 and do not currently expect the impact on our financial statements to be significant.

The FASB issued Statement of SFAS No. 160, “Noncontrolling Interest” (SFAS No. 160) in December 2007.  SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.  We plan to adopt SFAS No. 160 effective January 1, 2009 and do not currently expect the impact on our financial statements to be significant.

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

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the transportation business mix, trailer and container capacity, vendor pricing, fuel costs, intermodal industry growth, intermodal industry service levels, accessorials, competition and accounting estimates.

Salaries and Benefits

We estimate that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between volume increases and changes in levels of staffing.  Factors that could affect the percentage from staying in the recent historical range include, but are not limited to, revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, changes in customer requirements, changes in our operating structure, achieving the targets for our performance units and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

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

Depreciation and Amortization

We estimate that depreciation and amortization of property and equipment will decrease slightly in 2008.

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

Item 7A.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  We seek to minimize the risk from interest rate volatility through our regular operating and financing activities and when deemed appropriate, through the use of derivative financial instruments.  No derivative financial instruments are outstanding at December 31, 2007.  We do not use financial instruments for trading purposes.

At December 31, 2007, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 5 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform with FIN 48, Accounting for Uncertainty in Income Taxes.  As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to conform with FASB Statement No. 123 (R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hub Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 19, 2008

HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,002	$43,491
Accounts receivable
Trade, net	160,944	158,284
Other	9,828	8,369
Prepaid taxes	86	2,119
Deferred taxes	5,044	3,433
Prepaid expenses and other current assets	4,318	4,450
TOTAL CURRENT ASSETS	218,222	220,146

Restricted investments	5,206	3,017
Property and equipment, net	29,662	26,974
Other intangibles, net	7,056	7,502
Goodwill, net	230,448	225,448
Other assets	1,373	1,461
TOTAL ASSETS	$491,967	$484,548
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$123,020	$117,676
Other	6,683	7,783
Accrued expenses
Payroll	16,446	18,294
Other	33,063	25,673
Related party payable	5,000	5,000
TOTAL CURRENT LIABILITIES	184,212	174,426
Non-current liabilities	9,708	7,691
Deferred taxes	47,148	43,587
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2007 and 2006	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized in 2007; 41,224,792 shares issued and 36,666,731 outstanding in 2007; 47,337,700 shares authorized in 2006; 41,224,792 shares issued and 38,943,122 outstanding in 2006	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2007 and 2006	7	7
Additional paid-in capital	176,657	179,203
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	206,042	146,243
Treasury stock; at cost, 4,558,061 shares in 2007 and 2,281,670 shares in 2006	(116,761)	(51,563)
TOTAL STOCKHOLDERS' EQUITY	250,899	258,844
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$491,967	$484,548
The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Years Ended
	2007	2006	2005

Revenue	$1,658,168	$1,609,529	$1,481,878
Transportation costs	1,425,844	1,391,111	1,307,136
Gross margin	232,324	218,418	174,742

Costs and expenses:
Salaries and benefits	95,678	95,152	83,392
General and administrative	41,416	39,929	34,541
Depreciation and amortization	4,490	6,101	8,905
Total costs and expenses	141,584	141,182	126,838

Operating income	90,740	77,236	47,904

Other income (expense):
Interest expense	(108)	(115)	(124)
Interest income	2,480	2,311	971
Other, net	116	76	120
Total other income (expense)	2,488	2,272	967

Income from continuing operations before provision for income taxes	93,228	79,508	48,871

Provision for income taxes	33,429	31,803	19,695

Income from continuing operations	59,799	47,705	29,176

Discontinued operations:
Income from discontinued operations of HGDS (including loss on disposal of $70 in 2006)	-	1,634	6,315
Provision for income taxes	-	653	2,545
Income from discontinued operations	-	981	3,770

Net income	$59,799	$48,686	$32,946

Basic earnings per common share
Income from continuing operations	$1.55	$1.19	$0.73
Income from discontinued operations	$-	$0.03	$0.10
Net income	$1.55	$1.22	$0.83

Diluted earnings per common share
Income from continuing operations	$1.53	$1.17	$0.71
Income from discontinued operations	$-	$0.02	$0.09
Net income	$1.53	$1.19	$0.80

Basic weighted average number of shares outstanding	38,660	39,958	39,860
Diluted weighted average number of shares outstanding	39,128	40,823	41,392

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
	Years ended December 31,
	2007	2006	2005
Class A & B Common Stock Shares Outstanding
Beginning of year	39,605,418	40,624,780	41,191,812
Exercise of non-qualified stock options	-	-	692,516
Issuance of restricted stock	-	-	2,760
Purchase of treasury shares	(2,741,700)	(2,126,255)	(2,378,712)
Treasury shares issued under restricted stock and stock options exercised	465,309	1,106,893	1,116,404
Ending balance	37,329,027	39,605,418	40,624,780

Class A & B Common Stock Amount
Beginning of year	$419	$419	$412
Issuance of restricted stock and exercise of stock options	-	-	7
Ending balance	419	419	419

Additional Paid-in Capital
Beginning of year	179,203	183,524	182,056
Equity reclassification impact of adopting SFAS No. 123 (R)	-	(6,259)	-
Exercise of non-qualified stock options	(6,668)	(12,516)	(7,663)
Share-based compensation expense	3,853	3,405	-
Tax benefit of share-based compensation plans	3,952	12,337	8,523
Issuance of restricted stock awards, net of forfeitures	(3,683)	(1,288)	608
Ending balance	176,657	179,203	183,524

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)	(15,458)	(15,458)
Ending balance	(15,458)	(15,458)	(15,458)

Retained Earnings
Beginning of year	146,243	97,557	64,611
Net income	59,799	48,686	32,946
Ending balance	206,042	146,243	97,557

Unearned Compensation
Beginning of year	-	(6,259)	(4,685)
Issuance of restricted stock awards, net of forfeitures	-	-	(3,751)
Compensation expense related to restricted stock awards	-	-	2,177
Equity reclassification impact of adopting SFAS No. 123 (R)	-	6,259	-
Ending balance	-	-	(6,259)

Treasury Stock
Beginning of year	(51,563)	(17,708)	-
Purchase of treasury shares	(76,309)	(49,622)	(33,245)
Issuance of restricted stock and exercise of stock options	11,111	15,767	15,537
Ending balance	(116,761)	(51,563)	(17,708)

Total stockholders’ equity	$250,899	$258,844	$242,075

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Income from continuing operations	$59,799	$47,705	$29,176
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,195	8,170	9,319
Deferred taxes	3,523	690	18,382
Compensation expense related to share-based compensation plans	3,853	3,405	2,148
Gain on sale of assets	(160)	(131)	(271)
Changes in operating assets and liabilities excluding effects of purchase transaction:
Restricted investments	(2,189)	(1,630)	(1,387)
Accounts receivable, net	(4,119)	393	(18,931)
Prepaid taxes	2,033	3,317	(6,151)
Prepaid expenses and other current assets	132	(297)	722
Other assets	88	(837)	200
Accounts payable	4,223	5,698	3,039
Accrued expenses	4,441	8,496	8,497
Deferred compensation	1,761	1,608	(1,534)
Net cash provided by operating activities	80,580	76,587	43,209
Cash flows from investing activities:
Proceeds from sale of equipment	725	394	579
Purchases of property and equipment	(10,197)	(8,372)	(4,078)
Cash used in acquisition of Comtrak, Inc.	(5,000)	(39,942)	-
Proceeds from the disposal of discontinued operations	-	12,203	-
Net cash used in investing activities	(14,472)	(35,717)	(3,499)
Cash flows from financing activities:
Proceeds from stock options exercised	760	1,963	4,738
Purchase of treasury stock	(76,309)	(49,622)	(33,245)
Excess tax benefits from share-based compensation	3,952	12,337	-
Net cash used in financing activities	(71,597)	(35,322)	(28,507)

Cash flows provided by operating activities of discontinued operations	-	1,848	8,416
Cash flows used in investing activities of discontinued operations	-	(38)	(292)
Net cash provided by discontinued operations	-	1,810	8,124

Net (decrease) increase in cash and cash equivalents	(5,489)	7,358	19,327
Cash and cash equivalents beginning of year	43,491	36,133	16,806
Cash and cash equivalents end of year	$38,002	$43,491	$36,133

Supplemental disclosures of cash paid for:
Interest	$106	$114	$124
Income taxes	$22,192	$16,801	$6,811
The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                       Description of Business and Summary of Significant Accounting Policies

Business:  Hub Group, Inc. (“we”, “us” or “our”) provides intermodal transportation services utilizing primarily third party arrangements with railroads and drayage companies.  We also arrange for transportation of freight by truck and perform logistics and drayage services.

Principles of Consolidation:  The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control.  All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents:  We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  We invest our cash overnight in commercial paper of which $33.0 million and $37.0 million was outstanding at December 31, 2007 and 2006, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts:  In the normal course of business, we extend credit to customers after a review of each customer’s credit history.  An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation of the current economic conditions.  To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of certain customers in bankruptcy and account balances specifically identified as uncollectible.  The allowance is reported on the balance sheet in net accounts receivable.  Actual collections of accounts receivable could differ from management’s estimates due to changes in future economic, industry or customer financial conditions.  Our reserve for uncollectible accounts was approximately $5.5 million and $6.3 million at December 31, 2007 and 2006, respectively.  Recoveries of receivables previously charged off are recorded when received.

Property and Equipment:  Property and equipment are stated at cost.  Depreciation of property and equipment is computed using the straight-line and various accelerated methods at rates adequate to depreciate the cost of the applicable assets over their expected useful lives:  building and improvements, 1 to 8 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, 3 to 5 years; furniture and equipment, 3 to 11 years; and transportation equipment and automobiles, 5 to 10 years.  Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed five years.  Interest is capitalized on qualifying assets under development for internal use.  Maintenance and repairs are charged to operations as incurred and major improvements are capitalized.  The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.  We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  In the event that the undiscounted future cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the assets carrying amount over its fair value is recorded.

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

Fair Value of Financial Instruments:  The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value at December 31, 2007 due to their short-term nature.

Concentration of Credit Risk:  Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We place our cash and temporary investments with high quality financial institutions.  We primarily serve customers located throughout the United States with no significant concentration in any one region.  No one customer accounted for more than 5% of revenue in 2007, 2006 or 2005.  We review a customer’s credit history before extending credit.  In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

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

Deferred Income Taxes:  Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.  We believe that it is more likely than not that our deferred tax assets will be realized with the exception of $0.2 million related to state tax net operating losses for which a valuation allowance has been established.  In the event the probability of realizing the deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

Accounting for Income Taxes: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, Accounting for Income Taxes.  We adopted FIN 48 effective January 1, 2007.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies”.

New Pronouncements:  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In addition, certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, are now excluded from the scope of SFAS No. 157.  We adopted SFAS No. 157 effective January 1, 2008.  There was no cumulative effect recorded upon adoption as of January 1, 2008 and we do not expect the impact on our financial statements in subsequent reporting periods to be significant.

In February 2007, the FASB issued SFAS No. No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  SFAS 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 is effective beginning January 1, 2008, but we have decided not to adopt this optional standard at this time.

The FASB issued Statement of SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) in December 2007.  SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration.  In addition SFAS No. 141(R) changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We plan to adopt SFAS No. 141(R) effective January 1, 2009 and do not currently expect the impact on our financial statements to be significant.

The FASB issued Statement of SFAS No. 160, “Noncontrolling Interest” (SFAS No. 160) in December 2007.  SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.  We plan to adopt SFAS No. 160 effective January 1, 2009 and do not currently expect the impact on our financial statements to be significant.

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

We have elected to calculate our initial pool of excess benefits under FASB Staff Position 123 (R)-3 (“FSP”). Prior to the adoption of SFAS No. 123 (R), we presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows.  Beginning on January 1, 2006, we changed our cash flow presentation in accordance with the FSP which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash in-flow and an operating cash out-flow.  The results for the year ended December 31, 2007 and 2006 include $4.0 million and $12.3 million of excess tax benefits, respectively, as a financing cash in-flow and an operating cash out-flow.

The following table illustrates the effect on the net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123, to share-based employee compensation during the year ended December 31, 2005 (in thousands, except per share data):

Year Ended
December 31,
2005
Income from continuing operations, as reported	$29,176
Income from discontinued operations, as reported	3,770
Total net income, as reported	$32,946
Add: Total share–based compensation included in net income, net of related tax effects	1,300
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,600)
Income from continuing operations, pro forma	$28,876
Income from discontinued operations, pro forma	3,770
Total net income, pro forma	$32,646
Earnings per share:
Basic from continuing operations, as reported	$0.73
Basic from discontinued operations, as reported	$0.10
Basic — pro forma from continuing operations	$0.72
Basic — pro forma from discontinued operations	$0.10
Diluted from continuing operations, as reported	$0.71
Diluted from discontinued operations, as reported	$0.09
Diluted — pro forma from continuing operations	$0.70
Diluted — pro forma from discontinued operations	$0.09

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

NOTE 3.                       Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$59,799	38,660	$1.55	$47,705	39,958	$1.19
Income from discontinued operations	-	38,660	-	981	39,958	0.03
Net Income	$59,799	38,660	$1.55	$48,686	39,958	$1.22

Effect of Dilutive Securities
Stock options and restricted stock		468			865

Diluted EPS
Income from continuing operations	$59,799	39,128	$1.53	$47,705	40,823	$1.17
Income from discontinued operations	-	39,128	-	981	40,823	0.02
Net Income	$59,799	39,128	$1.53	$48,686	40,823	$1.19

	Year Ended
	December 31, 2005
	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$29,176	39,860	$0.73
Income from discontinued operations	3,770	39,860	0.10
Net Income	$32,946	39,860	$0.83

Effect of Dilutive Securities
Stock options and restricted stock		1,532

Diluted EPS
Income from continuing operations	$29,176	41,392	$0.71
Income from discontinued operations	3,770	41,392	0.09
Net Income	$32,946	41,392	$0.80

NOTE 4.                       Property and Equipment

Property and equipment consist of the following (in thousands):

	Years Ended December 31,
	2007	2006
Building and improvements	$54	$54
Leasehold improvements	1,372	1,037
Computer equipment and software	49,304	47,156
Furniture and equipment	7,894	7,614
Transportation equipment	25,204	20,512
	83,828	76,373
Less: Accumulated depreciation and amortization	(54,166)	(49,399)
Property and Equipment, net	$29,662	$26,974

Depreciation expense was $6.8 million, $7.8 million and $9.3 million for 2007, 2006 and 2005, respectively.

NOTE 5.                       Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2007	2006	2005
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.4	3.5	3.3
Nondeductible expenses	0.5	1.5	1.1
Provision for (reversal of) valuation allowance	0.1	(0.3)	0.4
IRS settlement	(1.4)	-	-
Illinois law change	(1.3)	-	-
Other	(0.4)	0.3	0.5
Net effective rate	35.9%	40.0%	40.3%

We and our subsidiaries file both unitary and separate company state income tax returns.

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
Current	2007	2006	2005
Federal	$26,234	$27,986	$6,419
State and local	3,672	3,078	983
	29,906	31,064	7,402
Deferred
Federal	4,000	332	11,301
State and local	(477)	407	992
	3,523	739	12,293

Total provision	$33,429	$31,803	$19,695

    The following is a summary of our deferred tax assets and liabilities (in thousands):

	Years Ended December 31,
	2007	2006
Reserve for uncollectible accounts receivable	$1,939	$2,295
Accrued compensation	5,394	4,273
Other reserves	2,480	1,611
Current deferred tax assets	9,813	8,179

Operating loss carryforwards	430	790
Other	216	37
Income tax basis in excess of financial basis of goodwill	2,383	3,123
Less valuation allowance	(163)	(248)
Long-term deferred tax assets	2,866	3,702
Total deferred tax assets	$12,679	$11,881

Prepaids	$(1,245)	$(1,258)
Other receivables	(3,524)	(3,488)
Current deferred tax liabilities	(4,769)	(4,746)

Property and equipment	(1,006)	(2,940)
Goodwill	(49,008)	(44,349)
Long-term deferred tax liabilities	(50,014)	(47,289)
Total deferred tax liabilities	$(54,783)	$(52,035)

Our state net operating losses of $0.4 million expire between December 31, 2012 and December 31, 2023.  Management believes it is more likely than not that the deferred tax assets will be realized with the exception of $0.2 million related to state net operating losses for which a valuation allowance has been established.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”.  Although the implementation of FIN 48 did not impact the amount of our liability for unrecognized tax benefits, we reclassified our liability for unrecognized tax benefits from deferred tax liabilities to non-current liabilities to conform with the balance sheet presentation requirements of FIN 48.  As of January 1, 2007, the amount of unrecognized tax benefits, including $2.1 million ($1.3 million net of income tax) of accrued interest expense related to unrecognized tax benefits, was $5.3 million.

During its examination of our 1997 federal income tax return, the Internal Revenue Service (“IRS”) proposed to reclassify our allocation of a significant amount of tax basis in fixed assets to non-amortizable intangibles. The dispute was ultimately resolved in the fourth quarter of 2007 after the IRS Office of Appeals reviewed the dispute and permitted the statute of limitations to lapse.

The settlement reduced our 2007 income tax provision by $1.3 million and resulted in a reclassification of our liability for unrecognized tax benefits to deferred tax liability.  As of December 31, 2007, the amount of unrecognized tax benefits was $0.3 million, of which $0.2 million would decrease our income tax provision, if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding accrued interest expense) is as follows:

(in millions)
Balance at January 1, 2007	$3.2
Reductions as a result of a lapse of the applicable statue of limitations	(2.9)
Balance at December 31, 2007	$0.3

We recognize interest expense and penalties related to unrecognized tax benefits in our provision for income taxes.  At January 1, 2007, accrued interest was $2.1 million ($1.3 million net of income tax).  During the nine months ended September 30, 2007, an additional $0.2 million of interest expense, net of tax, was recognized in our provision for income taxes.  During the fourth quarter of 2007, $1.5 million of accrued interest, net of income tax, was reversed as a consequence of the settlement of our dispute with the IRS.  This resulted in a reduction to our effective tax rate of 1.4% for the twelve months ended December 31, 2007.

    During the third quarter of 2007, the State of Illinois enacted tax legislation which impacts us by modifying how we apportion taxable income to Illinois.  The new legislation resulted in a reduction of our net deferred liabilities and a credit to our provision for state income taxes of approximately $1.2 million in the third quarter.  This resulted in a reduction to our effective tax rate of 1.3% for the twelve months ended December 31, 2007.  We also estimate that this change will save approximately $1.2 million in state income taxes we would otherwise have to pay for the year ending December 31, 2008.

Hub Group, Inc. and its subsidiaries are subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions.  The IRS has completed examinations of our federal income tax returns through 2004.  Although no examinations are in effect currently, tax years 2004 through 2006 generally remain open to examination by the major tax jurisdictions to which we are subject.

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

Our unused and available borrowings under our bank revolving line of credit at December 31, 2007 and December 31, 2006 were $47.2 million and $48.2 million, respectively.  We were in compliance with our debt covenants at December 31, 2007.

We have standby letters of credit that expire from 2008 to 2012.  As of December 31, 2007, our letters of credit were $2.8 million.

NOTE 7.                       Rental Expense, User Charges and Commitments

Minimum annual rental commitments, at December 31, 2007, under non-cancelable operating leases, principally for real estate, containers and equipment, are payable as follows (in thousands):

2008	$19,514
2009	17,815
2010	15,461
2011	13,930
2012	12,297
2013 and thereafter	5,451
$84,468

    Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $7.7 million, $8.1 million and $7.6 million for 2007, 2006 and 2005, respectively.  Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.  We straight-line rental expense in accordance with Statement of Financial Accounting Standards No. 13, paragraph 15 and Financial Accounting Standards Board Technical Bulletin 85-3.

In March 2006, we entered into a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak.  Rent paid under this lease agreement included in general and administrative expense totaled $0.7 million and $0.6 million for the years ended December 31, 2007 and 2006, respectively.  The annual lease payments escalate by less than 1% per year.

   We incur rental expense for our leased containers and tractors that are included in transportation costs and totaled $9.9 million, $8.1 million, and $3.0 million for 2007, 2006 and 2005, respectively.

We incur charges for use of a fleet of rail owned chassis and dedicated rail owned containers on the Burlington Northern Santa Fe, Norfolk Southern and Union Pacific which are included in transportation costs.  Such charges were $45.5 million, $42.8 million and $33.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.  At December 31, 2007, we have the ability to return the majority of the containers and pay for the chassis only when we are using them under these agreements.  As a result, no minimum commitments related to these chassis and containers have been included in the table above. At December 31, 2007, Accrued Expenses Other includes $11.4 million related to chassis charges.

In February 2008, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc.  We agreed to purchase 1,000 fifty-three foot dry freight steel domestic containers for approximately $10.0 million.  We expect delivery of the 1,000 units during the summer of 2008.  We plan to finance these containers with operating leases.  These commitments are not included in the table above since the arrangements have not yet been finalized.

NOTE 8.                       Stock-Based Compensation Plans

 In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000.  In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000.  In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000.  In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000.  In 2003, we amended our 2002 Incentive Plan to add an additional 2,000,000 shares of Class A Common Stock that are reserved for issuance.  In 2007, we amended our 2002 Incentive Plan to add an additional 1,000,000 shares of Class A common Stock that are reserved for issuance.  Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors.  The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant.  The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant.  Restricted stock vests over a three to five year period.  At December 31, 2007, 1,806,474 shares are available for future grant.  Generally, when stock options are exercised, either new shares are issued or shares are issued out of treasury.

We generally recognize the cost of share-based awards on a straight-line basis over the vesting period of the award including an estimate of forfeitures.  Share-based compensation expense for the years ended December 31, 2007, 2006 and 2005 was $3.9 million, $3.4 million and $2.1 million or $2.5 million, $2.0 million and $1.3 million, net of taxes, respectively.  Share-based compensation is included in salaries and benefits in the accompanying statements of income.

The following table summarizes the stock option activity for the year ended December 31, 2007:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2007	754,596	$2.24
Options exercised	(307,264)	$2.45
Options forfeited	(6,000)	$4.69
Outstanding at December 31, 2007	441,332	$2.06	4.42	$10,820,636

Exercisable at December 31, 2007	387,732	$2.11	4.30	$9,488,994

Intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $8.3 million, $21.3 million and $18.5 million, respectively.  Cash received from stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $0.8 million, $2.0 million and $4.7 million, respectively.  The tax benefit realized for tax deductions from stock options exercised for the years ended December 31, 2007, 2006 and 2005 was $3.2 million, $7.9 million and $6.8 million, respectively.

The following table summarizes information about options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Number of Shares	Weighted Avg. Exercise Price
$1.22 to $1.22	47,200	5.10	$1.22	21,600	$1.22
$1.22 to $1.30	204,332	4.96	$1.30	204,332	$1.30
$1.30 to $1.82	56,000	5.04	$1.53	44,000	$1.51
$1.82 to $2.70	73,600	4.54	$2.33	57,600	$2.25
$2.70 to $7.04	60,200	1.35	$5.47	60,200	$5.47
$1.22 to $7.04	441,332	4.42	$2.06	387,732	$2.11

    The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2007:

Non-vested restricted stock	Shares	Weighted Average Grant Date Fair Value

Non-vested January 1, 2007	313,966	$17.48
Granted	210,807	$27.77
Vested	(135,321)	$15.80
Forfeited	(53,662)	$20.84
Non-vested at December 31, 2007	335,790	$24.08

During 2007, we granted 200,163 shares of restricted stock to certain employees and 10,644 shares of restricted stock to outside directors with a weighted average grant date fair value of $27.77.  The stock vests over a three year period.

During 2006, we granted 106,819 shares of restricted stock to certain employees with a weighted average grant date fair value of $21.58.  The stock vests over a three year period.

During 2005, we granted 223,460 shares of restricted stock to certain employees and 10,644 shares of restricted stock to outside directors with a weighted average grant date fair value of $16.68. The stock vests over a three to five year period.

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2007, 2006 and 2005 was $3.9 million, $13.3 million and $9.2 million, respectively.

As of December 31, 2007, there was $6.0 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.37 years.

In May 2006, the Board of Directors granted certain of our officers 593,542 performance units.  Due to attrition, there are currently 529,026 performance units outstanding.  The performance units entitle the recipients to receive restricted shares of our Class A Common Stock contingent upon the achievement of an operating income earnings target.  The aggregate operating income for the three year period ending December 31, 2008 must meet a specified target amount in order for these performance units to be earned and converted to restricted stock.  Should the employees earn restricted stock under this program, the restricted stock will be granted in early 2009 and then vests in equal installments as of the first business day of January in each of 2010, 2011 and 2012 provided the officer remains an employee on each of the vesting dates.  The maximum amount that would be recorded as salary expense assuming the target is met is $12.3 million, which is calculated based on the stock price on the date the performance units were granted which was $23.25.  We did not record expense related to the performance units during 2007.

During January 2008, we granted 204,374 shares of restricted stock to certain employees and 10,644 shares of restricted stock to outside directors with a weighted average grant date fair value of $25.77. The stock vests in equal installments over a five year period beginning a year from the grant date except for the stock for the outside Board of Directors, which will vest over a three year period.

NOTE 9.                       Business Segment

We have no separately reportable segments.  Under the enterprise wide disclosure requirements, we report revenue (in thousands), for Intermodal, Brokerage and Logistics Services as follows:

	Years Ended December 31,
	2007	2006	2005

Revenue
Intermodal	$1,206,364	$1,172,566	$1,079,798
Brokerage	318,834	306,332	266,545
Logistics	132,970	130,631	135,535
Total revenue from continuing operations	$1,658,168	$1,609,529	$1,481,878

NOTE 10.                       Employee Benefit Plans

We had two profit-sharing plans and trusts in 2007 and 2006, and one in 2005 under section 401(k) of the Internal Revenue Code.  At our discretion, we partially match qualified contributions made by employees to the plan.  We expensed approximately $1.9 million, $1.7 million and $1.1 million related to these plans in 2007, 2006 and 2005, respectively.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees.  Under the Plan, participants can elect to defer certain compensation.  Accounts will grow on a tax-deferred basis to the participant.  Restricted investments included in the consolidated balance sheet represent the fair value of the mutual funds and other security investments related to the Plan at December 31, 2007 and December 31, 2006.  Both realized and unrealized gains and losses, which have not been material, are included in income and expense and offset the change in the deferred compensation liability.  We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary.  In addition, we have a legacy deferred compensation plan.  There are no new contributions being made into this legacy plan.  We expensed $1.3 million, $1.1 million and $0.6 million related to these plans in 2007, 2006 and 2005, respectively.   The liabilities related to these plans at December 31, 2007 and 2006 were $10.4 million and $8.3 million, respectively.

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

NOTE 12.                      Stock Buy Back Plans

During the fourth quarter of 2003, the Board of Directors authorized the purchase of up to 1,000,000 shares of our Class A Common Stock from time to time.  The timing of the program was determined by financial and market conditions.  During the fourth of quarter of 2003, we purchased 80,800 shares for $0.3 million.  We purchased an additional 386,000 shares for $2.8 million in 2004.   During the first quarter of 2005, the Board of Directors terminated the prior buy back plan and authorized the purchase of up to $30.0 million worth of our Class A Common Stock.  During the second quarter of 2005, we completed the authorized purchase of $30.0 million worth of our Class A Common Stock.

On August 22, 2005, our Board of Directors authorized the purchase of up to $45.0 million of our Class A Common Stock.  During the third quarter of 2006, we completed the authorized purchase of $45.0 million of Class A Common Stock.

On October 26, 2006, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  During the fourth quarter of 2007, we completed the authorized purchase of $75.0 million of Class A Common Stock.  We intend to hold the repurchased shares in treasury for future use.

On November 14, 2007, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  The authorization expires June 30, 2009 and we have not yet purchased any shares pursuant to this plan.  We may make purchases from time to time as market conditions warrant and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased and available under the plans in 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares that May Yet Be Purchased Under the Plans (in 000’s)
January 1 to March 31	408,205	$30.62	408,205	$62,500
April 1 to June 30	-	$-	-	$62,500
July 1 to September 30	740,015	$32.72	740,015	$38,285
October 1 to December 31	1,547,818	$24.73	1,547,818	$75,000
Total	2,696,038	$27.82	2,696,038	$75,000

This table excludes 45,662 shares ($1.3 million) purchased during the year by the Company related to employee withholding upon vesting of restricted stock.

NOTE 13.                             Stock Splits

The Board of Directors approved a two-for-one stock split which was paid on May 11, 2005.  All shares and per-share amounts have been retroactively restated to give effect to the two-for-one stock split which was affected in the form of a 100% stock dividend.  In addition, all options have been retroactively restated for the stock split in accordance with the terms of the incentive plans.  Each of our Class A stockholders and Class B stockholders received one Class A share on each share of Class A Common Stock and each share of Class B Common Stock held by them on the record date in connection with the stock split.  In accordance with the terms of our Certificate of Incorporation, the number of votes held by each stockholder of Class B Common Stock was proportionately adjusted in connection with this stock dividend.

The Board of Directors approved a two-for-one stock split which was paid on June 6, 2006.  All shares and per-share amounts have been retroactively restated to give effect to the two-for-one stock split which was affected in the form of a 100% stock dividend.  In addition, all options and performance units have been retroactively restated for the stock split in accordance with the terms of the incentive plans.  Each of our Class A stockholders and Class B stockholders received one Class A share on each share of Class A Common Stock and each share of Class B Common Stock held by them on the record date in connection with the stock split.  In accordance with the terms of our Certificate of Incorporation, the number of votes held by each stockholder of Class B Common Stock was adjusted in connection with this stock dividend such that each share of Class B Common Stock now entitles its holder to approximately 80 votes.  Each share of Class A Common Stock entitles its holder to one vote.

NOTE 14.                             Acquisition

At the close of business on February 28, 2006, we acquired certain assets of Comtrak, Inc. (“Comtrak”), a transportation company whose services include primarily rail and international drayage for the intermodal sector.  Comtrak was established in 1983 and is headquartered in Memphis, Tennessee.  Comtrak utilizes company drivers and third-party owner operators to serve its customers.  Comtrak had net sales of $87.1 million, including sales to Hub of $8.6 million, for the year ended December 31, 2005.   The acquisition is consistent with our strategic plan to increase the amount of local trucking (or drayage) we perform.  Comtrak performs drayage for the international intermodal market and this transaction provided us with an immediate entry into this growing market.

We paid the $38.0 million purchase price plus a working capital adjustment of $1.2 million, which was finalized during 2006, in accordance with the terms of the Asset Purchase Agreement, from available cash.  There is an earn-out mechanism for 2006 and 2007, which has been achieved for $10.0 million in total and is based on Comtrak’s 2006 and 2007 EBITDA as defined in the Asset Purchase Agreement.  The additional contingent consideration of $5.0 million for both 2006 and 2007 has been added to the purchase price and has been applied to goodwill.  The $5.0 million for 2006 has been paid.  The $5.0 million for 2007 is due to the seller, the current President of Comtrak, and is included in the related party payable in the accompanying consolidated balance sheet.  The results of operations of Comtrak are included in our consolidated statements of income for the period March 1, 2006 to December 31, 2006 and the year ended December 31, 2007.

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

The components of the “Other intangible assets” listed in the above table as of the acquisition date are as follows (in thousands):
	Amount	Accumulated Amortization	Balance at December 31, 2007	Life
Relationships with owner operators	$647	$(198)	$449	6 years
Backlog/open orders	20	(20)	-	1 month
Trade name	2,904	-	2,904	Indefinite
Customer relationships	3,823	(467)	3,356	15 years
Information technology	500	(153)	347	6 years
Total	$7,894	$(838)	$7,056

The above intangible assets will be amortized using the straight-line method.  Amortization expense for the year ended December 31, 2007 was $0.4 million.

    Amortization expense for the next five years is as follows (in thousands):

2008	$445
2009	445
2010	445
2011	445
2012	286

NOTE 15.                             Discontinued Operations

On May 1, 2006, we entered into a definitive agreement to sell certain assets of HGDS to a third party.  As specified in the Asset Purchase Agreement, the buyer assumed $4.5 million of liabilities and we received a cash payment of $12.2 million.  The current and comparative period results of HGDS have been reported as “discontinued operations” in our Consolidated Financial Statements. These discontinued operations generated diluted earnings per share of $0.02 and $0.09 for the years ended December 31, 2006 and 2005, respectively.

The financial results of HGDS included in discontinued operations are as follows (in thousands):

	2006	2005

Revenue	$19,194	$49,621

Income from discontinued operations
before income taxes	1,634	6,315

Income tax provision	653	2,545

Income from discontinued operations	$981	$3,770

The total assets sold to and liabilities assumed by the purchaser of HGDS on May 1, 2006:

		May 1, 2006
Assets
	Accounts receivable-trade, net	$8,845
	Prepaid expenses and other current assets	149
	Property and equipment, net	670
	Goodwill, net	7,026
	Other assets	44
Total assets of discontinued operations		$16,734

Liabilities
	Accounts payable-trade	$3,619
	Accounts payable-other	64
	Accrued expenses-payroll	449
	Accrued expenses-other	330
Total liabilities of discontinued operations		$4,462

NOTE 16.                       Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2007 and 2006 (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Year Ended December 31, 2007:
Revenue	$393,297	$401,565	$417,842	$445,464
Gross margin	56,661	57,763	57,510	60,390
Income from continuing operations	11,419	13,775	16,608	17,997
Net income	$11,419	$13,775	$16,608	$17,997
Basic earnings per share
Income from continuing operations	$0.29	$0.35	$0.43	$0.48
Net Income	$0.29	$0.35	$0.43	$0.48
Diluted earnings per share
Income from continuing operations	$0.29	$0.35	$0.42	$0.47
Net Income	$0.29	$0.35	$0.42	$0.47

	Quarters
	First (2)	Second	Third	Fourth
Year Ended December 31, 2006:
Revenue	$356,764	$395,296	$432,009	$425,460
Gross margin	47,373	55,491	57,336	58,218
Income from continuing operations	8,473	12,219	13,494	13,519
Income from discontinued operations (1)	657	324	-	-
Net income	$9,130	$12,543	$13,494	$13,519
Basic earnings per share
Income from continuing operations	$0.21	$0.30	$0.34	$0.35
Income from discontinued operations	0.02	0.01	-	-
Net Income	$0.23	$0.31	$0.34	$0.35
Diluted earnings per share
Income from continuing operations	$0.21	$0.29	$0.33	$0.34
Income from discontinued operations	0.01	0.01	-	-
Net Income	$0.22	$0.30	$0.33	$0.34

(1) HGDS disposed of May 1, 2006 (2) Comtrak was acquired February 28, 2006

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007.  Based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Orgnizations of the Treadway Commission (the COSO criteria), management believes our internal control over financial reporting was effective as of December 31, 2007.

Management believes, however, that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements, included in this report, has issued an attestation report on the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hub Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Hub Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Hub Group, Inc., and our report dated February 19, 2008 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois
February 19, 2008

 Item 9B.                  OTHER INFORMATION
None.

PART III

Item 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The sections entitled “Election of Directors” and “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 14, 2008, sets forth certain information with respect to our directors and Section 16 compliance and is incorporated herein by reference.  Certain information with respect to persons who are or may be deemed to be our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Our code of ethics can be found on our website at www.hubgroup.com.

Item 11.                  EXECUTIVE COMPENSATION

The section entitled “Compensation of Directors and Executive Officers” appearing in our proxy statement for our annual meeting of stockholders to be held on May 14, 2008, sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED
                                STOCKHOLDER MATTERS

The sections entitled “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 14, 2008, sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information-

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) 1	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) 2
Equity compensation plans approved by security holders	441,332	$2.06	1,806,474
Equity compensation plans not approved by security holders	--	--	--
Total	441,332	$2.06	1,806,474

1 This represents securities to be issued upon exercise of stock options.  We have no outstanding warrants or stock appreciation rights.  This does not include any securities to be issued if the 529,026 performance units granted in 2006 are earned.
2 The number of securities reserved for future issuance under equity compensation plans has been reduced by 529,026 shares of restricted stock in connection with the performance units granted in 2006 that will be delivered upon successful achievement of certain performance goals.  To the extent that those shares of restricted stock are not delivered because the award is forfeited or cancelled, such shares shall not be deemed to have been delivered for purposes of determining the securities remaining available for future issuance and shall be available for future grant.

Item 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Meetings and Committees of the Board” appearing in our proxy statement for the annual meeting of our stockholders to be held on May 14, 2008, set forth certain information with respect to certain business relationships and transactions between us and our directors and officers and the independence of our directors and is incorporated herein by reference.

Item 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for our annual meeting of stockholders to be held on May 14, 2008, sets forth certain information with respect to certain fees we have paid to our principal accountant for services and is incorporated herein by reference.

Item 15.                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2007 and December 31, 2006

Consolidated Statements of Income - Years ended December 31, 2007, December 31, 2006 and December 31, 2005

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2007, December 31, 2006 and December 31, 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2007, December 31, 2006 and December 31, 2005

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
HUB GROUP, INC.

Date: February 21, 2008	By:	/s/ David P. Yeager
Name: David P. Yeager
Title: Chief Executive Officer and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/Phillip C. Yeager Phillip C. Yeager	Chairman and Director	February 21, 2008
/s/ David P. Yeager David P. Yeager	Vice Chairman, Chief Executive Officer and Director	February 21, 2008
/s/ Mark A. Yeager Mark A. Yeager	President, Chief Operating Officer and Director	February 21, 2008
/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2008
/s/ Charles R. Reaves Charles R. Reaves	Director	February 21, 2008
/s/ Martin P. Slark Martin P. Slark	Director	February 21, 2008
/s/ Gary D. Eppen Gary D. Eppen	Director	February 21, 2008

SCHEDULE II

HUB GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged		Balance at
	Beginning	Costs &	To Other		End
	of Year	Expenses	Accounts (1)	Deductions (2)	of Year
Year Ended December 31:
Allowance for uncollectible trade accounts
2007	$ 6,299,000	$ (63,000)	$ (780,000)	$ -	$ 5,456,000
2006	$ 6,815,000	$ 138,000	$ 644,000	$ (1,298,000)	$ 6,299,000
2005	$ 6,869,000	$ 476,000	$ 1,135,000	$ (1,665,000)	$ 6,815,000

Deferred tax valuation allowance
	Balance at	Charged to	Charged	Transferred to	Balance at
	Beginning	Costs &	To Other	Other	End
	of Year	Expenses	Accounts	Accounts (3)	of Year
2007	$ 248,000	$ 81,000	$ -	$ (166,000)	$ 163,000
2006	$ 489,000	$ (241,000)	$ -	$ -	$ 248,000
2005	$ 271,000	$ 218,000	$ -	$ -	$ 489,000

(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries
(2)	Reserve adjustment
(3)	Establish FIN 48 liability

S-1

INDEX TO EXHIBITS

Number                                                                Exhibit

3.1	Amended Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed July 23, 2007, File No. 000-27754)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1, File No. 33-90210)

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

10.4	Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008.

10.5	Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008.

10.6	Description of Executive Officer cash compensation for 2008

10.7	Director compensation for 2008

10.8
Hub Group’s 2002 Long Term Incentive Plan (as amended and restated effective May 7, 2007) (incorporated by reference from Appendix B to the Registrant’s definitive proxy statement on Schedule 14A dated and filed March 26, 2007)

10.9
$40 million Credit Agreement dated as of March 23, 2005 among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank  (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 23, 2005 and filed March 25, 2005, File No. 000-27754)

10.10
Lease Agreement dated as of May 10, 2005, between Banc of America Leasing & Capital, LLC and Hub City Terminals, Inc., with form of Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.11
Guaranty of Corporation, dated as of May 10, 2005, made by Registrant to, and for the benefit of, Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.12
Asset Purchase Agreement, dated January 19, 2006, by and among Hub Group, Inc., Comtrak, Inc. and Michael J. Bruns (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated January 19, 2006 and filed January 25, 2006, File No. 000-27754)

10.13
Amendment to the $40 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated February 21, 2006.  (incorporated by reference to Exhibit 10.16 to the Registrant’s report on Form 10-K for the year ended December 31, 2005 and filed February 27, 2006, File No. 000-27754)

10.14
Form of Hub Group, Inc. 2006 Performance Unit Award Statement (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

10.15
Form of Terms of Restricted Stock Award under Hub Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

10.16
Equipment Purchase Contract, dated as of March 8, 2007, by and between Hub City Terminals, Inc., Singamas Management Services, Ltd. and Singamas North America, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed March 12, 2007, File No. 000-27754)

10.17
Asset Purchase Agreement, dated June 6, 2007, by and among Hub Group, Inc., Comtrak Logistics, Inc., Hub City Terminals, Inc.,  Interdom Partners, Commercial Cartage, Inc., Pride Logistics, L.L.C. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed June 8, 2007, File No. 000-27754)

10.18
Termination letter, dated July 9, 2007, by and among Comtrak Logistics, Inc., Hub City Terminals, Inc., Interdom Partners, Commercial Cartage, Inc. and Pride Logistics, L.L.C. (incorporated by reference to Exhibit 10.1to the Registrant’s report on Form 8-K filed July 10, 2007, File No. 000-27754)

14
Hub Group’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 to the Registrant’s report on Form 10-K dated March 12, 2003 and filed on March 13, 2003, File No. 000-27754)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of David P. Yeager, Vice Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 19

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350

EXHIBIT 10.6

Hub Group, Inc.
Description of Executive Officer Cash Compensation
For 2008

Annual Cash Compensation

Base Salary
Set forth below are the base salaries of the Chief Executive Officer and each of the four most highly compensated executive officers in 2007 effective January 1, 2008.  The Company considers various factors in assigning executive officers to specific salary ranges, including job content, level of responsibility, accountability, and the competitive compensation market.  On an annual basis, all executive officers’ salaries are reviewed and adjusted to reflect individual performance and position within their respective ranges.

Bonus Plan
Executive officers are eligible for annual performance-based awards under the Company’s bonus plan, as are all salaried employees.  For 2007, goals were weighted upon achievement of targeted levels of earnings per share and, for some executives, upon achievement of personal goals.  The goals for 2008 will also be weighted.

Restricted Stock
The Company makes periodic grants of restricted stock to executive officers.  The grants of restricted stock made in early 2008 vest in equal installments over a five year period from the grant date.

David P. Yeager
Vice Chairman and Chief Executive Officer

Base
2008                       $574,867

Mark A. Yeager
President and Chief Operating Officer

Base
2008	$399,489

Terri A. Pizzuto
Executive Vice President, Chief Financial Officer and Treasurer

Base
2008                       $300,000

David Marsh
Chief Marketing Officer

Base
2008                $300,000

Donald G. Maltby
Executive Vice President-Logistics

Base
2008                       $273,182

EXHIBIT 10.7

Hub Group, Inc.
Directors’ Compensation For 2008

Directors’ Compensation

    Each non-employee director receives an annual retainer fee of $60,000 in 2008, paid in quarterly installments.  In addition, expenses are paid for attendance at each Committee meeting. Directors who are also officers or employees of the Company receive no compensation for duties performed as a director.

Stock Plan

    The Company makes periodic grants of restricted stock to the directors.  In connection with their 2008 compensation package, each independent director received 3,548 shares of restricted stock in January 2008.  These shares vest over three years.

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

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 333-146951, 333-115576 and 333-103845) pertaining to the Hub Group, Inc. 2002 Long Term Incentive Plan, Form S-8 No. 333-107745 pertaining to the Hub Group Employee Profit Sharing Plan and Trust, Form S-8 No. 333-33006 pertaining to the Hub Group, Inc. 1999 Long-Term Incentive Plan and Form S-8 No. 333-06327 pertaining to the Hub Group, Inc. 1996 Long-Term Incentive Plan of our reports dated February 19, 2008, with respect to the consolidated financial statements and schedule of Hub Group, Inc., and the effectiveness of internal control over financial reporting of Hub Group, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2007.

/s/ Ernst & Young LLP

Chicago, Illinois
February 19, 2008