Form 10-Q
period 2008-04-22
HUB GROUP INC
filed 2008-04-28
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of "accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12-b of the Exchange Act.  (Check one):
Large Accelerated Filer X                 Accelerated Filer           Non-Accelerated Filer __   Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes__  No X

On April 24, 2008, the registrant had 36,973,041 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

Item 1. Financial Statements
HUB GROUP, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,878	$38,002
Accounts receivable
Trade, net	164,170	160,944
Other	7,325	9,828
Prepaid taxes	86	86
Deferred taxes	3,945	5,044
Prepaid expenses and other current assets	3,740	4,318
TOTAL CURRENT ASSETS	218,144	218,222

Restricted investments	7,452	5,206
Property and equipment, net	28,858	29,662
Other intangibles, net	6,945	7,056
Goodwill, net	230,448	230,448
Other assets	1,237	1,373
TOTAL ASSETS	$493,084	$491,967

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$123,815	$123,020
Other	8,387	6,683
Accrued expenses
Payroll	8,372	16,446
Other	27,157	33,063
Related party payable	-	5,000
TOTAL CURRENT LIABILITIES	167,731	184,212

Non-current liabilities	9,407	9,708
Deferred taxes	49,281	47,148

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2008 and 2007	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2008 and 2007; 36,975,979 outstanding in 2008 and 36,666,731 outstanding in 2007	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2008 and 2007	7	7
Additional paid-in capital	171,401	176,657
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	219,177	206,042
Treasury stock; at cost, 4,248,813 shares in 2008 and 4,558,061 shares in 2007	(108,874)	(116,761)
TOTAL STOCKHOLDERS' EQUITY	266,665	250,899

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$493,084	$491,967

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2008	2007

Revenue	$424,995	$393,297
Transportation costs	367,493	336,636

Gross margin	57,502	56,661

Costs and expenses:
Salaries and benefits	25,363	25,610
General and administrative	10,150	11,601
Depreciation and amortization	1,001	1,172
Total costs and expenses	36,514	38,383

Operating income	20,988	18,278

Other income (expense):
Interest expense	(26)	(21)
Interest and dividend income	338	645
Other, net	95	3
Total other income	407	627

Income before provision for income taxes	21,395	18,905

Provision for income taxes	8,260	7,486

Net income	$13,135	$11,419

Basic earnings per common share	$0.35	$0.29

Diluted earnings per common share	$0.35	$0.29

Basic weighted average number of shares outstanding	37,101	39,257
Diluted weighted average number of shares outstanding	37,405	39,766

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2008
(in thousands, except shares)

March 31,
2008
Class A & B Common Stock Shares Outstanding
Beginning of year	37,329,027
Purchase of treasury shares	(24,785)
Treasury shares issued for restricted stock and stock options exercised	334,033
Ending balance	37,638,275

Class A & B Common Stock Amount
Beginning of year	$419
Ending balance	419

Additional Paid-in Capital
Beginning of year	176,657
Exercise of non-qualified stock options	(2,855)
Share-based compensation expense	1,171
Tax benefit of share-based compensation plans	1,817
Issuance of restricted stock awards, net of forfeitures	(5,389)
Ending balance	171,401

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	206,042
Net income	13,135
Ending balance	219,177

Treasury Stock
Beginning of year	(116,761)
Purchase of treasury shares	(672)
Issuance of restricted stock and exercise of stock options	8,559
Ending balance	(108,874)

Total stockholders’ equity	$266,665

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$13,135	$11,419
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,706	1,804
Deferred taxes	3,232	1,652
Compensation expense related to share-based compensation plans	1,171	960
Loss on sale of assets	29	2
Changes in operating assets and liabilities:
Restricted investments	(2,246)	(1,261)
Accounts receivable, net	(723)	7,803
Prepaid taxes	-	2,033
Prepaid expenses and other current assets	578	(2,344)
Other assets	136	30
Accounts payable	2,499	(6,416)
Accrued expenses	(13,980)	(5,631)
Deferred compensation	(301)	(637)
Net cash provided by operating activities	5,236	9,414
Cash flows from investing activities:
Proceeds from sale of equipment	29	15
Purchases of property and equipment	(849)	(2,078)
Cash used in acquisition of Comtrak, Inc.	(5,000)	(5,000)
Net cash used in investing activities	(5,820)	(7,063)
Cash flows from financing activities:
Proceeds from stock options exercised	315	248
Purchase of treasury stock	(672)	(12,740)
Excess tax benefits from share-based compensation	1,817	1,380
Net cash provided by (used in) financing activities	1,460	(11,112)

Net increase (decrease) in cash and cash equivalents	876	(8,761)
Cash and cash equivalents beginning of period	38,002	43,491
Cash and cash equivalents end of period	$38,878	$34,730

Supplemental disclosures of cash paid for:
Interest	$26	$21
Income taxes	$4,018	$232

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.                       Earnings Per Share

The following is a reconciliation of our earnings per share:

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
		(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$13,135	37,101	$0.35	$11,419	39,257	$0.29

Effect of Dilutive Securities
Stock options and restricted stock	-	304	-	-	509	-

Diluted EPS
Net Income plus assumed exercises and restricted stock	$13,135	37,405	$0.35	$11,419	39,766	$0.29

NOTE 3.                       Debt

We had $47.2 million of unused and available borrowings under our bank revolving line of credit at March 31, 2008.  We were in compliance with our debt covenants at March 31, 2008.

We have standby letters of credit that expire from 2008 to 2012.  As of March 31, 2008, the outstanding letters of credit were $2.8 million.

NOTE 4.                       Commitments and Contingencies

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

NOTE 5.                       New Pronouncements

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) effective January 1, 2008 as required.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  There was no cumulative effect recorded upon adoption.  At March 31, 2008, cash and cash equivalents and restricted investments include $36.0 million of money market funds and $7.5 million of mutual funds, respectively, which are reported at fair value.  The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy based on the criteria in SFAS No. 157.

HUB GROUP, INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK, RISKS AND UNCERTAINTIES

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks.  Such statements should be viewed with caution.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors.  We assume no liability to update any such forward-looking statements contained in this quarterly report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	increases in costs for independent contractors due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	significant deterioration in our customer’s financial condition, particularly in the retail sector;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	inability to recruit and maintain drivers and owner operators;
•	changes in insurance costs and claims expense; and
•	inability to close and successfully integrate any future business combinations.

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

Our drayage services are provided by our subsidiaries, Comtrak Logistics, Inc. (“Comtrak”) and Quality Services, LLC (“QS”) that assist us in providing reliable, cost effective intermodal services to our customers.  Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa.  At March 31, 2008, Comtrak and QS owned 333 tractors, leased 22 tractors, leased or owned 605 trailers and employed 333 drivers and contracted with 921 owner-operators.

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

One of our primary goals is to grow our net income.  We achieved this growth through an increase in revenue and margin from our existing transportation customers and winning new customers.  Our yield management group works with sales and operations to enhance customer margins.  Our top 50 customers’ revenue represents approximately 50.0% of our revenue.  During 2007 and 2008, we severed relationships with certain customers, due to profitability issues and credit issues which impeded our intermodal revenue growth.

We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers and loads with negative margins.  We also evaluate on-time performance, costs per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended
	March 31,
	2008	2007	% Change

Revenue
Intermodal	$302,771	$287,833	5.2%
Truck brokerage	89,908	75,017	19.9
Logistics	32,316	30,447	6.1
Total Revenue	$424,995	$393,297	8.1%

The following table includes certain items in the consolidated statement of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2008	2007

Revenue	100.0%	100.0%

Transportation costs	86.5	85.6

Gross margin	13.5	14.4

Costs and expenses:
Salaries and benefits	6.0	6.5
General and administration	2.4	3.0
Depreciation and amortization	0.2	0.3
Total costs and expenses	8.6	9.8

Operating income	4.9	4.6

Other income:
Interest and dividend income	0.1	0.2
Total other income	0.1	0.2

Income before provision for income taxes	5.0	4.8

Provision for income taxes	1.9	1.9

Net income	3.1%	2.9%

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenue

Revenue increased 8.1% to $425.0 million in 2008 from $393.3 million in 2007.  Intermodal revenue increased 5.2% to $302.8 million due primarily to a 3.1% decrease in volume which was offset by an 8.3% increase in revenue, primarily related to fuel.  Truck brokerage revenue increased 19.9% to $89.9 million due primarily to an increase in volume, revenue per load from price increases and mix.  Logistics revenue increased 6.1% to $32.3 million primarily as a result of adding new customers.

Gross Margin

Gross margin increased 1.5% to $57.5 million in 2008 from $56.7 million in 2007.  The margin expansion is primarily due to strong growth in truck brokerage and new logistics customers.  As a percent of revenue, gross margin decreased to 13.5% in 2008 from 14.4% in 2007.  The decrease in gross margin as a percentage of revenue is primarily due to a one-time profitable vendor deal in the first quarter of 2007.

Salaries and Benefits

As a percentage of revenue, salaries and benefits decreased to 6.0% in 2008 from 6.5% in 2007.  Salaries and benefits decreased slightly to $25.4 million in 2008 from $25.6 million in 2007.  The decrease is primarily a result of reducing headcount from 1,106 as of March 31, 2007 to 1,071 as of March 31, 2008.  Headcount numbers exclude drivers as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses decreased to $10.2 million in 2008 from $11.6 million in 2007.  As a percentage of revenue, these expenses decreased to 2.4% in 2008 from 3.0% in 2007.  The decrease results primarily from a decrease in spending on consultants of approximately $1.0 million as the 2007 marketing project was completed.

Depreciation and Amortization

Depreciation and amortization decreased to $1.0 million in 2008 from $1.2 million in 2007.  This expense as a percentage of revenue decreased to 0.2% in 2008 from 0.3% in 2007.  The decrease in depreciation and amortization is due primarily to lower computer software depreciation.

Other Income (Expense)

Other income decreased to $0.4 million in 2008 from $0.6 million in 2007.  The decrease in interest and dividend income is a result of lower interest rates and investment balances in 2008.

Provision for Income Taxes

The provision for income taxes increased to $8.3 million in 2008 compared to $7.5 million in 2007.  We provided for income taxes using an effective rate of 38.6% in 2008 and an effective rate of 39.6% in the first quarter of 2007.  The decrease in the effective tax rate is primarily a consequence of tax legislation enacted by the state of Illinois during the third quarter of 2007.

 Net Income

Net income increased to $13.1 million in 2008 from $11.4 million in 2007 due primarily to increased revenue and lower expenses for salaries and benefits, lower general and administrative expenses, and lower depreciation and amortization expense.

Earnings Per Common Share

Basic and diluted earnings per share were $0.35 for 2008 and $0.29 for 2007.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions.  In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements.  We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter, we have funded operations, capital expenditures and the earn out payment through cash flows from operations and financing activities.

Cash provided by operating activities for the three months ended March 31, 2008 was approximately $5.2 million, which resulted primarily from net income of $13.1 million, non-cash charges of $6.1 million partially offset by a decrease in the change in operating assets and liabilities of $14.0 million.

Net cash used in investing activities for the three months ended March 31, 2008 was $5.8 million and related primarily to the $5.0 million earn out payment made to the former owner of Comtrak and purchases of property and equipment.  We expect capital expenditures to be between $10.0 to $11.0 million in 2008.

The net cash provided by financing activities for the three months ended March 31, 2008 was $1.5 million.  We generated $0.3 million of cash from stock options being exercised and used $0.6 million of cash to purchase treasury stock.  We also reported $1.8 million of excess tax benefits from share-based compensation as a financing cash in-flow.

We had $47.2 million of unused and available borrowings under our bank revolving line of credit at March 31, 2008.  We were in compliance with our debt covenants at March 31, 2008.

We have standby letters of credit that expire from 2008 to 2012.  As of March 31, 2008, the outstanding letters of credit were $2.8 million.

The $5.0 million related party payable was paid out during the first quarter of 2008.  This amount relates to the 2007 earn out payment due to the former owner of Comtrak.  This payment completes the potential earn outs related to the purchase of Comtrak Logistics.

We have authorization to spend up to $75.0 million to purchase common stock through June of 2009. Through the first quarter of 2008, no shares have been repurchased.  We may make purchases from time to time as market conditions warrant.

Contractual Obligations

Our contractual cash obligations as of March 31, 2008 are minimum rental commitments.  Minimum annual rental commitments at March 31, 2008, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2008	$14,720
2009	17,877
2010	15,453
2011	13,930
2012	12,297
2013 and thereafter	5,451
$79,728

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

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation.  Payments under the Plan are due as follows as of March 31, 2008 (in thousands):

2008	$103
2009	798
2010	1,622
2011	519
2012	582
2013 and thereafter	6,428
$10,052

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

Item 4.  CONTROLS AND PROCEDURES

As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2008.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                       Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2007, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  This authorization expires June 30, 2009 and we have not yet purchased any shares pursuant to this plan.  We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to January 31	--	--	--	$75,000
February 1 to February 29	--	--	--	75,000
March 1 to March 31	--	--	--	75,000
Total	--	--	--	$75,000

This table excludes 24,785 shares ($0.67 million) purchased during the quarter by the Company related to employee withholding upon vesting of restricted stock.

Item 6.  Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

Date: April 28, 2008	By:	/s/ Terri A. Pizzuto
Name: Terri A. Pizzuto
Title: Executive Vice President, Chief Financial Officer
and Treasurer

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