Form 10-Q
period 2008-06-30
HUB GROUP INC
filed 2008-07-25
CIK 940942

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 or

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

On July 22, 2008, the registrant had 36,997,712 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

Item 1. Financial Statements HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$54,038	$38,002
Accounts receivable
Trade, net	191,878	160,944
Other	10,720	9,828
Prepaid taxes	86	86
Deferred taxes	3,876	5,044
Prepaid expenses and other current assets	5,925	4,318
TOTAL CURRENT ASSETS	266,523	218,222

Restricted investments	7,746	5,206
Property and equipment, net	28,181	29,662
Other intangibles, net	6,833	7,056
Goodwill, net	230,448	230,448
Other assets	1,251	1,373
TOTAL ASSETS	$540,982	$491,967

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$147,282	$123,020
Other	9,029	6,683
Accrued expenses
Payroll	12,137	16,446
Other	28,434	33,063
Related party payable	-	5,000
TOTAL CURRENT LIABILITIES	196,882	184,212

Non-current liabilities	9,753	9,708
Deferred taxes	51,129	47,148

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2008 and 2007	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2008 and 2007; 37,001,494 outstanding in 2008 and 36,666,731 outstanding in 2007	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2008 and 2007	7	7
Additional paid-in capital	172,357	176,657
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	234,147	206,042
Treasury stock; at cost, 4,223,298 shares in 2008 and 4,558,061 shares in 2007	(108,247)	(116,761)
TOTAL STOCKHOLDERS' EQUITY	283,218	250,899

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$540,982	$491,967

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2008	2007	2008	2007

Revenue	$490,929	$401,565	$915,924	$794,862
Transportation costs	431,090	343,802	798,583	680,438
Gross margin	59,839	57,763	117,341	114,424

Costs and expenses:
Salaries and benefits	24,301	24,177	49,664	49,787
General and administrative	10,477	10,218	20,627	21,819
Depreciation and amortization	991	1,203	1,992	2,375
Total costs and expenses	35,769	35,598	72,283	73,981

Operating income	24,070	22,165	45,058	40,443

Other income (expense):
Interest expense	(26)	(24)	(52)	(45)
Interest and dividend income	340	611	678	1,256
Other, net	(9)	55	86	58
Total other income	305	642	712	1,269

Income before provision for income taxes	24,375	22,807	45,770	41,712

Provision for income taxes	9,405	9,032	17,665	16,518

Net income	$14,970	$13,775	$28,105	$25,194

Basic earnings per common share	$0.40	$0.35	$0.76	$0.64

Diluted earnings per common share	$0.40	$0.35	$0.75	$0.64

Basic weighted average number of shares outstanding	37,191	39,043	37,146	39,150

Diluted weighted average number of shares outstanding	37,489	39,538	37,447	39,652

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2008
(in thousands, except shares)

June 30,
2008
Class A & B Common Stock Shares Outstanding
Beginning of year	37,329,027
Purchase of treasury shares	(28,528)
Treasury shares issued for restricted stock and stock options exercised	363,291
Ending balance	37,663,790

Class A & B Common Stock Amount
Beginning of year	$419
Ending balance	419

Additional Paid-in Capital
Beginning of year	176,657
Exercise of non-qualified stock options	(3,470)
Share-based compensation expense	2,257
Tax benefit of share-based compensation plans	2,398
Issuance of restricted stock awards, net of forfeitures	(5,485)
Ending balance	172,357

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	206,042
Net income	28,105
Ending balance	234,147

Treasury Stock
Beginning of year	(116,761)
Purchase of treasury shares	(796)
Issuance of restricted stock and exercise of stock options	9,310
Ending balance	(108,247)

Total stockholders’ equity	$283,218
See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$28,105	$25,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,395	3,706
Deferred taxes	5,149	3,034
Compensation expense related to share-based compensation plans	2,257	1,923
Gain loss on sale of assets	(197)	(117)
Changes in operating assets and liabilities:
Restricted investments	(2,540)	(1,786)
Accounts receivable, net	(31,826)	1,667
Prepaid taxes	-	2,033
Prepaid expenses and other current assets	(1,607)	(345)
Other assets	122	4
Accounts payable	26,608	(4,388)
Accrued expenses	(8,938)	(174)
Deferred compensation	45	180
Net cash provided by operating activities	20,573	30,931
Cash flows from investing activities:
Proceeds from sale of equipment	364	550
Purchases of property and equipment	(1,858)	(7,453)
Cash used in acquisition of Comtrak, Inc.	(5,000)	(5,000)
Net cash used in investing activities	(6,494)	(11,903)
Cash flows from financing activities:
Proceeds from stock options exercised	355	329
Purchase of treasury stock	(796)	(12,898)
Excess tax benefits from share-based compensation	2,398	2,430
Net cash provided by (used in) financing activities	1,957	(10,139)

Net increase in cash and cash equivalents	16,036	8,889
Cash and cash equivalents beginning of period	38,002	43,491
Cash and cash equivalents end of period	$54,038	$52,380

Supplemental disclosures of cash paid for:
Interest	$52	$45
Income taxes	$11,165	$7,427
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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at June 30, 2008 and results of operations for the three months and six months ended June 30, 2008 and 2007.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.                      Earnings Per Share

The following is a reconciliation of our earnings per share:

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
		(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$14,970	37,191	$0.40	$13,775	39,043	$0.35

Effect of Dilutive Securities
Stock options and restricted stock		298			495

Diluted EPS	$14,970	37,489	$0.40	$13,775	39,538	$0.35

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
		(000's)			(000's)
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$28,105	37,146	$0.76	$25,194	39,150	$0.64

Effect of Dilutive Securities
Stock options and restricted stock		301			502

Diluted EPS	$28,105	37,447	$0.75	$25,194	39,652	$0.64

NOTE 3.                      Debt

We had $47.2 million of unused and available borrowings under our bank revolving line of credit at June 30, 2008.  We were in compliance with our debt covenants at June 30, 2008.

We have standby letters of credit that expire at various dates from 2008 to 2012.  As of June 30, 2008, the outstanding letters of credit totaled $2.8 million.

NOTE 4.                      Commitments and Contingencies

In February 2008, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc.  We agreed to purchase 1,000 fifty-three foot dry freight steel domestic containers for approximately $10.0 million.  We have received 349 units as of June 30, 2008 and expect delivery on the remainder before September 30, 2008.  We plan to enter into operating leases to finance these containers with terms of approximately six years.

In the second quarter of 2008, we entered into agreements to purchase approximately $7.2 million in tractors, which we expect to take possession of during the third and fourth quarters.  These purchases will be funded with cash.

We are a party to litigation incident to our business, including claims for freight lost or damaged in- transit, freight improperly shipped or improperly billed, property damage and personal injury.  Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers.  Some of the lawsuits are not covered by insurance and we are defending them.  Management does not believe that the outcome of this litigation will have a material adverse effect on our financial position.

NOTE 5.                      Fair Value Measurements

      We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) effective January 1, 2008 as required.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  There was no cumulative effect recorded upon adoption.  At June 30, 2008, cash and cash equivalents and restricted investments include $51.8 million of money market funds and $7.7 million of mutual funds, respectively, which are reported at fair value.  The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy based on the criteria in SFAS No. 157.

HUB GROUP, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks.  Such statements should be viewed with caution.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors.  We assume no liability to update any such forward-looking statements contained in this quarterly report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	increases in costs for independent contractors due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	significant deterioration in our customer’s financial condition, particularly in the retail sector;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	inability to recruit and retain drivers and owner operators;
•	changes in insurance costs and claims expense; and
•	inability to close and successfully integrate any future business combinations.

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

Our drayage services are provided by our subsidiaries, Comtrak Logistics, Inc. (“Comtrak”) and Quality Services, LLC (“QS”) that assist us in providing reliable, cost effective intermodal services to our customers.  Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa.  At June 30, 2008, Comtrak and QS owned 291 tractors, leased 22 tractors, leased or owned 605 trailers, and employed 326 drivers and contracted with 881 owner-operators.

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

We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, costs per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2008	2007	Change	2008	2007	Change
Revenue
Intermodal	$351,640	$300,877	16.9%	$654,411	$588,710	11.2%
Truck brokerage	98,667	73,631	34.0	188,575	148,648	26.9
Logistics	40,622	27,057	50.1	72,938	57,504	26.8
Total Revenue	$490,929	$401,565	22.3%	$915,924	$794,862	15.2%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%

Transportation costs	87.8	85.6	87.2	85.6

Gross margin	12.2	14.4	12.8	14.4

Costs and expenses:
Salaries and benefits	5.0	6.0	5.4	6.3
General and administrative	2.1	2.6	2.3	2.7
Depreciation and amortization	0.2	0.3	0.2	0.3
Total costs and expenses	7.3	8.9	7.9	9.3

Operating income	4.9	5.5	4.9	5.1

Other income:
Interest and dividend income	0.1	0.2	0.1	0.1
Total other income	0.1	0.2	0.1	0.1

Income before provision for income taxes	5.0	5.7	5.0	5.2

Provision for income taxes	2.0	2.3	1.9	2.0

Net income	3.0%	3.4%	3.1%	3.2%

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Revenue

Revenue increased 22.3% to $490.9 million in 2008 from $401.6 million in 2007.  Intermodal revenue increased 16.9% to $351.6 million due to an increase in pricing, including fuel, of 11.6% and an increase in volume of 5.3%.  The largest volume growth came from our consumer products and transportation customers.  Truck brokerage revenue increased 34.0% to $98.7 million due to higher volume, mix and pricing, including fuel.  Logistics revenue increased 50.1% to $40.6 million due primarily to business from new customers.

Gross Margin

Gross margin increased 3.6% to $59.8 million in 2008 from $57.8 million in 2007.  This margin expansion of $2.0 million comes primarily from increases in logistics and truck brokerage.  These increases were offset by an extra $1.0 million in costs related to an owner-operator work stoppage in Northern California.  As a percent of revenue, gross margin decreased to 12.2% in 2008 from 14.4% in 2007.  The decrease in gross margin as a percentage of revenue is due primarily to lower truck brokerage yield, the dramatic increase in fuel costs during the quarter, the owner operator work stoppage in northern California that cost us an extra $1.0 million and pressure on intermodal pricing due to the soft freight economy.

Salaries and Benefits

Salaries and benefits increased slightly to $24.3 million in 2008 from $24.2 million in 2007.  As a percentage of revenue, these expenses decreased to 5.0% in 2008 from 6.0% in 2007.  The increase in salaries and benefits is due primarily to an increase in restricted stock expense.  Headcount as of June 30, 2008 was 1,086.  Headcount numbers exclude drivers, as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses increased to $10.5 million in 2008 from $10.2 million in 2007. As a percentage of revenue, these expenses decreased to 2.1% in 2008 from 2.6% in 2007.  The increase in general and administrative expenses is due primarily to increases in rent expense, bad debt expense, and professional services, partially offset by a decrease in computer costs and insurance expenses.

Depreciation and Amortization

Depreciation and amortization decreased to $1.0 million in 2008 from $1.2 million in 2007.  These expenses as a percentage of revenue decreased to 0.2% in 2008 from 0.3% in 2007.  The decrease in depreciation and amortization is due primarily to lower computer software depreciation as some of our software was fully depreciated.

Other Income (Expense)

Interest and dividend income decreased to $0.3 million in 2008 from $0.6 million in 2007.  This income as a percentage of revenue decreased to 0.1% in 2008 from 0.2% in 2007.  The decrease in interest and dividend income is a result of lower interest rates.

Provision for Income Taxes

The provision for income taxes increased to $9.4 million in 2008 compared to $9.0 million in 2007.  We provided for income taxes using an effective rate of 38.6% in 2008 and an effective rate of 39.6% in 2007.  The decrease in the effective tax rate is primarily due to tax legislation enacted by the State of Illinois in the third quarter of 2007, which modifies how we apportion taxable income to Illinois.

 Net Income

Net income increased to $15.0 million in 2008 from $13.8 million in 2007 due primarily to generating additional gross margin, lower depreciation and amortization expense, and maintaining our cost discipline.

Earnings Per Common Share

Basic earnings per share was $0.40 in 2008 and $0.35 in 2007.  Diluted earnings per share was $0.40 in 2008 from $0.35 in 2007.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenue

Revenue increased 15.2% to $915.9 million in 2008 from $794.9 million in 2007.  Intermodal revenue increased 11.2% to $654.4 million due primarily to a 10.5% combined increase related to price, mix and fuel surcharges and a 0.7% increase in volume.  Truck brokerage revenue increased 26.9% to $188.6 million due primarily to a change in mix, an increase in volume and an increase in revenue per load from price increases including fuel.  Logistics revenue increased 26.8% to $72.9 million as a result of increased business from new and existing customers.

Gross Margin

Gross margin increased 2.5% to $117.3 million in 2008 from $114.4 million in 2007.  This margin expansion is primarily due to strong growth in truck brokerage and new logistics customers.  As a percent of revenue, gross margin decreased to 12.8% in 2008 from 14.4% in 2007.  The decrease in gross margin as a percentage of revenue is due to a one-time $2.0 million profitable vendor deal in the first quarter of 2007, lower truck brokerage yield, the dramatic increase in fuel costs during the first six months of the year, the owner operator work stoppage in northern California that cost us an extra $1.0 million and pressure on intermodal pricing due to the soft freight economy.

Salaries and Benefits

Salaries and benefits decreased slightly to $49.7 million in 2008 from $49.8 million in 2007.  As a percentage of revenue, these expenses decreased to 5.4% in 2008 from 6.3% in 2007.  The decrease is primarily the result of reducing headcount from 1,097 at June 30, 2007 to 1,086 at June 30, 2008.  Headcount numbers exclude drivers, as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses decreased to $20.6 million in 2008 from $21.8 million in 2007.  As a percentage of revenue, these expenses decreased to 2.3% in 2008 from 2.7% in 2007.  The decrease in general and administrative expenses relates primarily to lower insurance expenses, computer expenses, telephone costs and professional services, slightly offset by an increase in rent expenses.

Depreciation and Amortization

Depreciation and amortization decreased to $2.0 million in 2008 from $2.4 million in 2007.  These expenses as a percentage of revenue decreased slightly to 0.2% in 2008 from 0.3% in 2007.  The decrease in depreciation and amortization is due primarily to lower computer software depreciation as some of our software was fully depreciated.

Other Income (Expense)

Interest and dividend income decreased to $0.7 million in 2008 from $1.3 million in 2007.  The decrease in interest and dividend income is a result of lower interest rates and investment balances in 2008.

Provision for Income Taxes

The provision for income taxes increased to $17.7 million in 2008 from $16.5 million in 2007.  We provided for income taxes using an effective rate of 38.6% in 2008 and an effective rate of 39.6% in 2007.  The decrease in the effective tax rate is primarily due to tax legislation enacted by the State of Illinois in the third quarter of 2007, which modifies how we apportion taxable income to Illinois.

Net Income

Net income increased to $28.1 million in 2008 from $25.2 million in 2007 due primarily to generating additional gross margin, lower general and administrative expense and lower depreciation and amortization expense.

Earnings Per Common Share

Basic earnings per share was $0.76 in 2008 and $0.64 in 2007.  Diluted earnings per share increased to $0.75 in 2008 from $0.64 in 2007.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions.  In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements.  We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality.  We do not believe there is a great likelihood that materially different amounts would be reported related to our accounting policies.  However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.  Note 1 of the “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2007, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

During 2008, we have funded operations, capital expenditures, and the earn-out payment related to the Comtrak acquisition through cash flows from operations.

Cash provided by operating activities for the six months ended June 30, 2008 was approximately $20.6 million, which resulted primarily from income from operations of $28.1 million and non-cash charges of $10.6 million, partially offset by an increase in operating assets and liabilities of $18.1 million.

Net cash used in investing activities for the six months ended June 30, 2008 was $6.5 million and related primarily to the $5.0 million earn-out payment made to the former owner of Comtrak and purchases of property and equipment of $1.9 million, partially offset by $0.4 million of cash generated from the sale of equipment.  We expect capital expenditures to be approximately $11.0 million for all of 2008, which includes $7.2 million in tractors to be purchased in the third and fourth quarters.

The net cash provided by financing activities for the six months ended June 30, 2008 was $1.9 million.  We generated $0.3 million of cash from stock options being exercised and used $0.8 million of cash to purchase treasury stock.  We also reported $2.4 million of excess tax benefits from share-based compensation as a financing cash in-flow.

We had $47.2 million of unused and available borrowings under our bank revolving line of credit at June 30, 2008.  We were in compliance with our debt covenants at June 30, 2008.

We have standby letters of credit that expire at various dates from 2008 to 2012.  As of June 30, 2008, the outstanding letters of credit totaled $2.8 million.

The $5.0 million related party payable was paid out during the first quarter of 2008.  This amount relates to the 2007 earn-out payment due to the former owner of Comtrak.  This payment completed the potential earn-outs related to the purchase of Comtrak.

We have authorization to spend up to $75.0 million to purchase common stock through June of 2009. Through the first six months of 2008, no shares have been repurchased.  Through July 25, 2008, we have purchased 4,900 shares.  We may make additional purchases from time to time as market conditions warrant.

Contractual Obligations

Our contractual cash obligations as of June 30, 2008 are minimum rental commitments.  Minimum annual rental commitments, at June 30, 2008, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2008	$9,847
2009	17,877
2010	15,453
2011	13,930
2012	12,297
2013 and thereafter	5,451
$74,855

In February 2008, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc.  We agreed to purchase 1,000 fifty-three foot dry freight steel domestic containers for approximately $10.0 million.  We have received 349 units as of June 30, 2008 and expect delivery on the remainder before September 30, 2008.  We plan to finance these containers with operating leases with terms of approximately six years.  These commitments are not included in the table above since the arrangements have not yet been finalized.

In the second quarter of 2008, we entered into agreements to purchase approximately $7.2 million in tractors, which we expect to take possession of during the third and fourth quarters.  These purchases will be funded with cash.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation.  Payments under the Plan are due as follows as of June 30, 2008 (in thousands):

2008	$101
2009	759
2010	1,636
2011	526
2012	615
2013 and thereafter	6,721
$10,358

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

Item 4.  CONTROLS AND PROCEDURES

As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2008.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      Other  Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2007, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  This authorization expires June 30, 2009.  Through June 30, 2008, no shares were purchased pursuant to this plan.  Through July 25, 2008 we have purchased 4,900 shares.   We may make additional purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
April 1 to April 30	--	--	--	75,000
May 1 to May 31	--	--	--	75,000
June 1 to June 30	--	--	--	75,000
Total	--	$--	--	$75,000

This table excludes 28,528 shares ($0.8 million) purchased by the Company during the first half of 2008 related to employee withholding upon vesting of restricted stock.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 14, 2008.  All six of the directors were re-elected with the following votes:  Phillip C. Yeager:  62,320,030 for and 24,966,431 votes withheld;  David P. Yeager:  71,401,079 for and 15,885,382 votes withheld;  Mark A. Yeager: 70,772,847 for and 16,513,614 votes withheld;  Gary D. Eppen: 84,068,358 for and 3,218,103 votes withheld;  Charles R. Reaves: 84,320,777 for and 2,965,684 votes withheld;  Martin P. Slark: 84,321,478 for and 2,964,983 votes withheld.

Item 6.  Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP

DATE: July 25, 2008	/s/ Terri A. Pizzuto
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