Form 10-Q
period 2008-09-30
HUB GROUP INC
filed 2008-10-24
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 or

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

On October 22, 2008, the registrant had 36,986,572 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$63,378	$38,002
Accounts receivable
Trade, net	202,901	160,944
Other	12,594	9,828
Prepaid taxes	86	86
Deferred taxes	4,024	5,044
Prepaid expenses and other current assets	5,734	4,318
TOTAL CURRENT ASSETS	288,717	218,222

Restricted investments	7,089	5,206
Property and equipment, net	30,955	29,662
Other intangibles, net	6,722	7,056
Goodwill, net	230,448	230,448
Other assets	1,165	1,373
TOTAL ASSETS	$565,096	$491,967
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$150,434	$123,020
Other	9,189	6,683
Accrued expenses
Payroll	13,537	16,446
Other	28,067	32,408
Related party payable	-	5,000
TOTAL CURRENT LIABILITIES	201,227	183,557

Non-current liabilities	10,121	10,363
Deferred taxes	53,587	47,148

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2008 and 2007	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2008 and 2007; 36,986,767 shares outstanding in 2008 and 36,666,731 shares outstanding in 2007	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2008 and 2007	7	7
Additional paid-in capital	173,158	176,657
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	251,077	206,042
Treasury stock; at cost, 4,238,025 shares in 2008 and 4,558,061 shares in 2007	(109,035)	(116,761)
TOTAL STOCKHOLDERS' EQUITY	300,161	250,899

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$565,096	$491,967

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2008	2007	2008	2007

Revenue	$514,212	$417,842	$1,430,136	$1,212,704
Transportation costs	451,052	360,332	1,249,635	1,040,770
Gross margin	63,160	57,510	180,501	171,934

Costs and expenses:
Salaries and benefits	24,116	22,100	73,780	71,887
General and administrative	10,766	9,596	31,393	31,415
Depreciation and amortization	995	1,080	2,987	3,455
Total costs and expenses	35,877	32,776	108,160	106,757

Operating income	27,283	24,734	72,341	65,177

Other income (expense):
Interest expense	(31)	(33)	(83)	(78)
Interest and dividend income	362	711	1,040	1,967
Other, net	(58)	24	28	82
Total other income	273	702	985	1,971

Income before provision for income taxes	27,556	25,436	73,326	67,148

Provision for income taxes	10,626	8,828	28,291	25,346

Net income	$16,930	$16,608	$45,035	$41,802

Basic earnings per common share	$0.45	$0.43	$1.21	$1.07

Diluted earnings per common share	$0.45	$0.42	$1.20	$1.06

Basic weighted average number of shares outstanding	37,209	38,777	37,167	39,026

Diluted weighted average number of shares outstanding	37,541	39,230	37,478	39,511

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2008
(in thousands, except shares)

September 30,
2008
Class A & B Common Stock Shares Outstanding
Beginning of year	37,329,027
Purchase of treasury shares	(67,809)
Treasury shares issued for restricted stock and stock options exercised	387,845
Ending balance	37,649,063

Class A & B Common Stock Amount
Beginning of year	$419
Ending balance	419

Additional Paid-in Capital
Beginning of year	176,657
Exercise of non-qualified stock options	(3,989)
Share-based compensation expense	3,332
Tax benefit of share-based compensation plans	2,709
Issuance of restricted stock awards, net of forfeitures	(5,551)
Ending balance	173,158

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	206,042
Net income	45,035
Ending balance	251,077

Treasury Stock
Beginning of year	(116,761)
Purchase of treasury shares	(2,215)
Issuance of restricted stock and exercise of stock options	9,941
Ending balance	(109,035)

Total stockholders’ equity	$300,161

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$45,035	$41,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,326	5,475
Deferred taxes	7,459	3,178
Compensation expense related to share-based compensation plans	3,332	2,893
Loss (gain) on sale of assets	77	(156)
Changes in operating assets and liabilities:
Restricted investments	(1,883)	(2,099)
Accounts receivable, net	(44,723)	(26,244)
Prepaid taxes	-	2,033
Prepaid expenses and other current assets	(1,416)	(794)
Other assets	208	21
Accounts payable	29,920	12,724
Accrued expenses	(7,250)	1,909
Non current liabilities	(242)	662
Net cash provided by operating activities	35,843	41,404
Cash flows from investing activities:
Proceeds from sale of equipment	857	715
Purchases of property and equipment	(7,219)	(8,203)
Cash used in acquisition of Comtrak, Inc.	(5,000)	(5,000)
Net cash used in investing activities	(11,362)	(12,488)
Cash flows from financing activities:
Proceeds from stock options exercised	401	703
Purchase of treasury stock	(2,215)	(37,142)
Excess tax benefits from share-based compensation	2,709	3,856
Net cash provided by (used in) financing activities	895	(32,583)

Net increase (decrease) in cash and cash equivalents	25,376	(3,667)
Cash and cash equivalents beginning of period	38,002	43,491
Cash and cash equivalents end of period	$63,378	$39,824

Supplemental disclosures of cash paid for:
Interest	$83	$78
Income taxes	$19,932	$14,518

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at September 30, 2008 and results of operations for the three months and nine months ended September 30, 2008 and 2007.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

        Certain prior year amounts have been classified to conform to the current year presentation.

NOTE 2.  Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$16,930	37,209	$0.45	$16,608	38,777	$0.43

Effect of Dilutive Securities
Stock options & restricted stock		332			453

Diluted EPS	$16,930	37,541	$0.45	$16,608	39,230	$0.42

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$45,035	37,167	$1.21	$41,802	39,026	$1.07

Effect of Dilutive Securities
Stock options & restricted stock		311			485

Diluted EPS	$45,035	37,478	$1.20	$41,802	39,511	$1.06

NOTE 3.  Debt

We had $47.1 million of unused and available borrowings under our bank revolving line of credit at September 30, 2008.  We were in compliance with our debt covenants at September 30, 2008.

We have standby letters of credit that expire at various dates from 2008 to 2012.  As of September 30, 2008, the outstanding letters of credit totaled $2.9 million.

NOTE 4.  Commitments and Contingencies

In February 2008, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc.  We agreed to purchase 1,000 fifty-three foot dry freight steel domestic containers for approximately $10.0 million.  All units were received as of September 30, 2008.  We entered into operating leases to finance these containers with terms of approximately six years.

In the second quarter of 2008, we entered into agreements to purchase approximately $7.2 million worth of tractors, expecting to take possession during the third and fourth quarters.  During the third quarter, we purchased 70 units at a cost of $4.4 million.  We anticipate purchasing the remaining 30 units at a cost of approximately $2.8 million during the fourth quarter.  These purchases will be funded with cash.

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

NOTE 5.  Fair Value Measurement

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157) effective January 1, 2008 as required.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  There was no cumulative effect recorded upon adoption.  At September 30, 2008, cash and cash equivalents and restricted investments include $62.3 million in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities and $7.1 million of mutual funds, respectively, which are reported at fair value.  The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy based on the criteria in SFAS No. 157.

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

Our drayage services are provided by our subsidiaries, Comtrak Logistics, Inc. (“Comtrak”) and Quality Services, LLC (“QS”) that assist us in providing reliable, cost effective intermodal services to our customers.  Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa.  At September 30, 2008, Comtrak and QS owned 313 tractors, leased 22 tractors, leased or owned 605 trailers, and employed 316 drivers and contracted with 866 owner-operators.

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

One of our primary goals is to grow our net income.  We achieved this growth through an increase in revenue and margin from our existing transportation customers and winning new customers.  Our yield management group works with pricing and operations to enhance customer margins.  Our top 50 customers’ revenue represents approximately 48.0% of our revenue as of September 30, 2008.

We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, costs per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2008	2007	Change	2008	2007	Change

Revenue
Intermodal	$369,668	$303,289	21.9%	$1,024,079	$891,999	14.8%
Truck brokerage	101,190	78,441	29.0	289,766	227,089	27.6
Logistics	43,354	36,112	20.1	116,291	93,616	24.2
Total revenue	$514,212	$417,842	23.1%	$1,430,136	$1,212,704	17.9%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%

Transportation costs	87.7	86.2	87.4	85.8

Gross margin	12.3	13.8	12.6	14.2

Costs and expenses:
Salaries and benefits	4.7	5.3	5.2	5.9
General and administrative	2.1	2.3	2.2	2.6
Depreciation and amortization	0.2	0.3	0.2	0.3
Total costs and expenses	7.0	7.9	7.6	8.8

Operating income	5.3	5.9	5.0	5.4

Other income:
Interest and dividend income	0.1	0.2	0.1	0.1
Total other income	0.1	0.2	0.1	0.1

Income before provision for income taxes	5.4	6.1	5.1	5.5

Provision for income taxes	2.1	2.1	2.0	2.1

Net income	3.3%	4.0%	3.1%	3.4%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Revenue

Revenue increased 23.1% to $514.2 million in 2008 from $417.8 million in 2007.  Intermodal revenue increased 21.9% to $369.7 million due to a 9% increase in volume and a 13% increase in pricing related to fuel.  Truck brokerage revenue increased 29.0% to $101.2 million due to higher volume, improved mix and pricing, including fuel.  Logistics revenue increased 20.1% to $43.3 million related to obtaining several new customers.

Gross Margin

Gross margin increased 9.8% to $63.2 million in 2008 from $57.5 million in 2007.  This margin expansion comes primarily from increases in intermodal volume.  As a percent of revenue, gross margin has decreased to 12.3% in 2008 from 13.8% in 2007.  The decrease in gross margin as a percent of revenue was driven by mix and more competitive pricing in all service lines.

Salaries and Benefits

As a percentage of revenue, salaries and benefits decreased to 4.7% in 2008 from 5.3% in 2007.  Salaries and benefits increased to $24.1 million in 2008 from $22.1 million in 2007 due primarily to raises, more employees, and higher bonuses and commissions.  Headcount as of September 30, 2008 was 1,112 which excludes drivers as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses increased to $10.8 million in 2008 from $9.6 million in 2007.  As a percentage of revenue, these expenses decreased slightly to 2.1% from 2.3%.  Total expenses increased due to a loss on sale of tractors, additional marketing initiatives, and driver recruiting costs.

Depreciation and Amortization

Depreciation and amortization decreased to $1.0 million in 2008 from $1.1 million in 2007.  This expense as a percentage of revenue decreased to 0.2% in 2008 from 0.3% in 2007.   The decrease in depreciation and amortization is due primarily to lower computer software depreciation as some of our software was fully depreciated.

Other Income (Expense)

Interest and dividend income decreased to $0.4 million in 2008 from $0.7 million in 2007.   This income as a percentage of revenue decreased to 0.1% in 2008 from 0.2% in 2007.  The decrease in interest and dividend income is a result of lower interest rates.

Provision for Income Taxes

The provision for income taxes increased to $10.6 million in 2008 compared to $8.8 million in 2007.  We provided for income taxes using an effective rate of 38.6% in 2008 and an effective rate of 34.7% in 2007.  The 2007 effective rate was lower primarily because tax legislation enacted by the State of Illinois in the third quarter of 2007 created a benefit from the reduction of non-current deferred tax liabilities.  The tax legislation modified how we apportion taxable income to Illinois.

Net Income

Net income increased to $16.9 million in 2008 from $16.6 million in 2007 due to higher gross margin partially offset by higher salaries and benefit costs, income tax expense and higher general and administrative expenses.

Earnings Per Common Share

Basic earnings per share were $0.45 in 2008 and $0.43 in 2007.  Diluted earnings per share were $0.45 in 2008 and $0.42 in 2007.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Revenue

Revenue increased 17.9% to $1.4 billion in 2008 from $1.2 billion in 2007.  Intermodal revenue increased 14.8% to $1.0 billion due to a 3.6% increase in volume and an 11.2% increase in pricing related to fuel.  Truck brokerage revenue increased 27.6% to $289.8 million from $227.1 million due to higher volume, mix and pricing, including fuel.  Logistics revenue increased 24.2% to $116.3 million as a result of increased business from new customers.

Gross Margin

Gross margin increased 5.0% to $180.5 million in 2008 from $171.9 million in 2007.  This margin expansion is primarily due to strong growth in truck brokerage and new logistics customers.  As a percent of revenue, gross margin has decreased to 12.6% in 2008 from 14.2% in 2007.  The decrease in gross margin as a percentage of revenue is due to a one-time $2.0 million profitable vendor deal in the first quarter of 2007, the owner operator work stoppage in northern California that cost us an extra $1.0 million in 2008 and competitive pricing.

Salaries and Benefits

Salaries and benefits increased to $73.8 million in 2008 from $71.9 million in 2007 due primarily to raises, more employees, and higher bonuses and commissions.  As a percentage of revenue, salaries and benefits were 5.2% for 2008 compared to 5.9% for 2007

General and Administrative

General and administrative expenses remained constant at $31.4 million for 2008 and 2007.  As a percentage of revenue, these expenses decreased to 2.2% in 2008 from 2.6% in 2007.

Depreciation and Amortization

Depreciation and amortization decreased to $3.0 million in 2008 from $3.5 million in 2007.  This expense as a percentage of revenue decreased to 0.2% in 2008 from 0.3% in 2007.   The decrease in depreciation and amortization is due primarily to lower computer software depreciation as some of our software was fully depreciated.

Other Income (Expense)

Interest and dividend income decreased to $1.0 million in 2008 from $2.0 million in 2007.  The decrease in interest and dividend income is a result of lower interest rates.

Provision for Income Taxes

The provision for income taxes increased to $28.3 million in 2008 compared to $25.3 million in 2007.  We provided for income taxes using an effective rate of 38.6% in 2008 and an effective rate of 37.7% in 2007.  The 2007 effective rate was lower primarily because tax legislation enacted by the State of Illinois in the third quarter of 2007 created a benefit from the reduction of non-current deferred tax liabilities.  The tax legislation modified how we apportion taxable income to Illinois.

Net Income

Net income increased to $45.0 million in 2008 from $41.8 million in 2007 due primarily to higher gross margin and lower depreciation and amortization expense, partially offset by higher income taxes, salaries and benefits, and reduced interest and dividend income.

Earnings Per Common Share

Basic earnings per share was $1.21 in 2008 and $1.07 in 2007.  Diluted earnings per share increased to $1.20 in 2008 from $1.06 in 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2008, we have funded operations, capital expenditures and the earn-out payment related to the Comtrak acquisition through cash flows from operations.

Cash provided by operating activities for the nine months ended September 30, 2008 was approximately $35.8 million, which resulted primarily from income of $45.0 million adjusted for non-cash charges of $16.2 million, partially offset by the change in operating assets and liabilities of $25.4 million.

Net cash used in investing activities for the nine months ended September 30, 2008 was $11.4 million and related primarily to capital expenditures of $7.2 million, partially offset by $0.8 million of cash generated from the sale of equipment.   We expect capital expenditures to be approximately $10.0 million to $11.0 million for all of 2008.

The net cash provided in financing activities for the nine months ended September 30, 2008 was $0.9 million.  We generated $0.4 million of cash from stock options exercised and used $2.2 million of cash to purchase treasury stock.

We had $47.1 million of unused and available borrowings under our bank revolving line of credit at September 30, 2008.  We were in compliance with our debt covenants at September 30, 2008.

We have standby letters of credit that expire at various dates from 2008 to 2012.  As of September 30, 2008, the outstanding letters of credit were $2.9 million.

The $5.0 million related party payable was paid out during the first quarter of 2008.  This amount relates to the 2007 earn-out payment due to the former owner of Comtrak.  This payment completed the potential earn-outs related to the purchase of Comtrak.

We have authorization to spend up to $75.0 million to purchase common stock through June of 2009.  Through the first nine months of 2008, we have purchased 38,800 shares for $1.4 million.  We may make additional purchases from time to time as market conditions warrant.

Contractual Obligations

Our contractual cash obligations as of September 30, 2008 are minimum rental commitments.  Minimum annual rental commitments at September 30, 2008, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2008	$5,287
2009	19,323
2010	16,902
2011	15,303
2012	13,673
2013 and thereafter	6,959
$77,447

In February 2008, we entered into an equipment purchase contract with Singamas Management Services, Ltd. and Singamas North America, Inc.  We agreed to purchase 1,000 fifty-three foot dry freight steel domestic containers for approximately $10.0 million.  We have received all 1,000 units as of September 30, 2008.  We entered into operating leases to finance these containers with terms of approximately six years.

In the second quarter of 2008, we entered into agreements to purchase approximately $7.2 million worth of tractors, expecting to take possession during the third and fourth quarters.  During the third quarter, we purchased 70 units at a cost of $4.4 million.  We anticipate purchasing the remaining 30 units at a cost of approximately $2.8 million during the fourth quarter.  These purchases will be funded with cash.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plans (the “Plans”), participants can elect to defer certain compensation.  Payments under the Plans are due as follows as of September 30, 2008 (in thousands):

2008	$145
2009	705
2010	1,579
2011	475
2012	590
2013 and thereafter	6,245
$9,739

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

Item 4.  CONTROLS AND PROCEDURES

As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2008.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      Other  Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2007, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  This authorization expires June 30, 2009.  Through September, 2008 we have purchased 38,800 shares.   We may make additional purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
July 1 to July 31	4,900	$31.00	4,900	$74,848
August 1 to August 31	--	$--	--	74,848
September 1 to September 30	33,900	$36.87	33,900	73,598
Total	38,800	$36.12	38,800	$73,598

This table excludes 29,009 shares ($0.8 million) purchased by the Company during the nine months ended September 30, 2008 related to employee withholding upon vesting of restricted stock.

Item 6.  Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

Date: October 24,2008	By:	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice Preaisdent, Chief Financial
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