Form 10-K
period 2008-12-31
HUB GROUP INC
filed 2009-02-17
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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
Yes    No X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer  X      Accelerated Filer         Non-Accelerated Filer       Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    No X

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2008, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $34.13 per share, was $1,196,507,390.

On February 11, 2009, the Registrant had 37,161,597 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.
Documents Incorporated by Reference
The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2009 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

We operate through a network of operating centers throughout the United States and Canada.  Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads.  Through our network, we have the ability to move freight in and out of every major city in the United States, Canada and Mexico.  We service a large and diversified customer base in a broad range of industries, including consumer products, retail and durable goods.  We utilize an asset-light strategy in order to minimize our investment in equipment and facilities and reduce our capital requirements.  We arrange freight movement for our customers through transportation carriers and equipment providers.

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

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines.  We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements.  This effectively allows us to “capture” containers and trailers and keep them within our network.  As of December 31, 2008, we also have exclusive access to approximately 1,450 rail-owned containers for our dedicated use on the Burlington Northern Santa Fe (“BNSF”) and the Norfolk Southern (“NS”) rail networks and approximately 6,210 rail-owned containers for our dedicated use on the Union Pacific (“UP”) and the NS rail networks.  In addition to these containers, since 2005 we added a total of 8,400 new 53’ containers for use on the BNSF and NS.  We financed these containers with operating leases.  These arrangements are included in Note 8 to the consolidated financial statements.

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

Our drayage services are provided by our subsidiaries, Comtrak and Quality Services, LLC (“QS”) who assist us in providing reliable, cost effective intermodal services to our customers.  Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa.  As of December 31, 2008, QS and Comtrak owned 293 tractors, leased 21 tractors, leased or owned 603 trailers, employed 321 drivers and contracted with 914 owner-operators.

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

In a typical intermodal transaction, the customer contacts one of our intermodal operating centers to place an order. The operating center consults with the centralized pricing group, obtains the necessary intermodal equipment, arranges for it to be delivered to the customer by a drayage company and, after the freight is loaded, arranges for the transportation of the container or trailer to the rail ramp. Relevant information is entered into our Network Management System by the assigned operating center. Our predictive track and trace technology then monitors the shipment to ensure that it arrives as scheduled and alerts the customer service personnel if there are service delays. The assigned operating center then arranges for and confirms delivery by a drayage company at destination. After unloading, the empty equipment is made available for reloading by the operating center for the delivery market.

We provide truck brokerage services to our customers in a similar manner. In a typical truck brokerage transaction, the customer contacts one of our highway operating centers to obtain a price quote for a particular freight movement. The customer then provides appropriate shipping information to the operating center. The operating center makes the delivery appointment and arranges with the appropriate carrier to pick up the freight. Once it receives confirmation that the freight has been picked up, the operating center monitors the movement of the freight until it reaches its destination and the delivery has been confirmed. If the carrier notifies us that after delivering the load it will need additional freight, we may notify the operating center located nearest the destination of the carrier’s availability.  Although under no obligation to do so, that operating center then may attempt to secure additional freight for the carrier.

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

Our marketing efforts have produced a large, diverse customer base, with no one customer representing more than 5% of our total revenue in 2008.  We service customers in a wide variety of industries, including consumer products, retail and durable goods.

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

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines.  As of December 31, 2008, we also have exclusive access to approximately 1,450 rail-owned containers for our dedicated use on the BNSF and the NS rail networks and approximately 6,210 rail-owned containers for our dedicated use on the UP and the NS rail networks.  In addition to these containers, since 2005 we added a total of 8,400 new 53’ containers for use on the BNSF and NS.  We financed these containers with operating leases.  These arrangements are included in Note 8 to the consolidated financial statements.

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

Risk Management and Insurance

We require all drayage companies participating in the Quality Drayage Program to carry at least $1.0 million in general liability insurance, $1.0 million in truckman’s auto liability insurance and a minimum of $100,000 in cargo insurance.  Railroads, which are self-insured, provide limited cargo protection, generally up to $250,000 per shipment.  To cover freight loss or damage when a carrier's liability cannot be established or a carrier's insurance is insufficient to cover the claim, we carry our own cargo insurance with a limit of $1.0 million per container or trailer and a limit of $20.0 million in the aggregate.  We also carry general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate with a companion $50.0 million umbrella policy on this general liability insurance.

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

General

Employees:  As of December 31, 2008, we had 1,420 employees or 1,099 employees excluding drivers. We are not a party to any collective bargaining agreement and consider our relationship with our employees to be satisfactory.

Other:  No material portion of our operations is subject to renegotiation of profits or termination of contracts at the election of the federal government.  None of our trademarks are believed to be material to us.  Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

Periodic Reports

Upon written request, our annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2008, our quarterly reports on Form 10-Q and current reports on Form 8-K will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 3050 Highland Parkway, Suite 100, Downers Grove, Illinois 60515.  Our filings are also accessible through our website at www.hubgroup.com as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission.

Item 1A.                 RISK FACTORS

Since our business is concentrated on intermodal marketing, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

We derived 71% of our revenue from our intermodal services in 2008 as compared to 73% in both 2007 and 2006. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

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

We derived 20% of our revenue from our truck brokerage services in 2008 as compared to 19% in both 2007 and 2006.  We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates. If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business. Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

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

We depend on third parties for transportation equipment, such as containers and trailers, necessary for the operation of our business. Our industry has experienced equipment shortages in recent years, particularly during the peak shipping season in the fall. A substantial amount of intermodal freight originates at or near the major West Coast ports, which have historically had the most severe equipment shortages. If we cannot secure sufficient transportation equipment at a reasonable price from third parties to meet our customers’ needs, our customers may seek to have their transportation needs met by other providers. This could have an adverse effect on our business, results of operations and financial position.

Our business could be adversely affected by strikes or work stoppages by draymen, truckers, longshoremen and railroad workers.

There has been labor unrest, including work stoppages, among draymen. We could lose business from any significant work stoppage or slowdown and, if labor unrest results in increased rates for draymen, we may not be able to pass these cost increases on to our customers. In the summer of 2008, an owner-operator work stoppage in Northern California caused us to incur an additional $1.0 million in transportation costs.  In the fall of 2002, all of the West Coast ports were shut down as a result of a dispute with the longshoremen. The ports remained closed for nearly two weeks, until reopened as the result of a court order under the Taft-Hartley Act. Our operations were adversely affected by the shutdown. Recently a new contract was agreed to by the International Longshoremen and Warehouse Union and the Pacific Maritime Association. In the past several years, there have been strikes involving railroad workers. Future strikes by railroad workers in the United States, Canada or anywhere else that our customers’ freight travels by railroad could adversely affect our business and results of operations. Any significant work stoppage, slowdown or other disruption involving ports, railroads, truckers or draymen could adversely affect our business and results of operations.

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

Transportation costs represented 87% of our consolidated revenue in 2008, and 86% in both 2007 and 2006. Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.

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

Our largest 20 customers accounted for approximately 34%, 35% and 37% of our revenue in 2008, 2007 and 2006, respectively.  A reduction in or termination of our services by several of our largest customers could have a material adverse effect on our revenue and business.

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

We believe that future acquisitions and/or the failure to make such acquisitions could significantly impact financial results.  Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

The recent economic downturn could materially adversely affect our business.

Our operations and performance depend significantly on economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for transportation services. We are unable to predict the likely duration and severity of the current disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected.  Other factors that could influence demand include continuing fluctuations in fuel costs, labor costs, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.  There could be a number of follow-on effects from the credit crisis on our business, including the insolvency of key transportation providers and the inability of our customers to obtain credit to finance development and/or manufacture products resulting in a decreased demand for transportation services.  Our revenues and gross margins are dependent upon this demand, and if demand for transportation services declines, our revenues and gross margins could be adversely affected.

Although we believe we have adequate liquidity and capital resources to fund our operations internally, in light of current market conditions, our inability to access the capital markets on favorable terms, or at all, may adversely affect our ability to engage in strategic transactions. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forgo certain opportunities, which in turn could potentially harm our performance.

Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Although we have not recognized any material losses on our cash and cash equivalents, future declines in their market values could have a material adverse effect on our financial condition and operating results.  The value or liquidity of our cash and cash equivalents could decline and result in a material impairment, which could have a material adverse effect on our financial condition and operating results.

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

Item 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I.  The table sets forth certain information as of February 1, 2009 with respect to each person who is an executive officer of the Company.

Name	Age	Position
David P. Yeager	55	Chairman of the Board of Directors and Chief Executive Officer
Mark A. Yeager	44	Vice Chairman of the Board of Directors, President and Chief Operating Officer
Christopher R. Kravas	43	Chief Intermodal Officer
David L. Marsh	41	Chief Marketing Officer
Terri A. Pizzuto	50	Executive Vice President, Chief Financial Officer and Treasurer
James B. Gaw	58	Executive Vice President-Sales
Dwight C. Nixon	46	Executive Vice President-Highway
Donald G. Maltby	54	Executive Vice President-Logistics
Dennis R. Polsen	55	Executive Vice President-Information Services
David C. Zeilstra	39	Vice President, Secretary and General Counsel

David P. Yeager has served as our Chairman of the Board since November 2008 and as Chief Executive Officer since March 1995.  From March 1995 through November 2008, Mr. Yeager served as Vice Chairman of the Board.   From October 1985 through December 1991, Mr. Yeager was President of Hub Chicago. From 1983 to October 1985, he served as Vice President, Marketing of Hub Chicago. Mr. Yeager founded the St. Louis Hub in 1980 and served as its President from 1980 to 1983. Mr. Yeager founded the Pittsburgh Hub in 1975 and served as its President from 1975 to 1977. Mr. Yeager received a Masters in Business Administration degree from the University of Chicago in 1987 and a Bachelor of Arts degree from the University of Dayton in 1975. Mr. Yeager is the brother of Mark A. Yeager.

Mark A. Yeager has served as Vice Chairman of the Board since November 2008.  He became the President of the Company in January 2005 and has been our Chief Operating Officer and a Director since May 2004.  From July 1999 to December 2004, Mr. Yeager was President-Field Operations.  From November 1997 through June 1999, Mr. Yeager was Division President, Secretary and General Counsel.  From March 1995 to November 1997, Mr. Yeager was Vice President, Secretary and General Counsel.  From May 1992 to March 1995, Mr. Yeager served as our Vice President-Quality. Prior to joining us in 1992, Mr. Yeager was an associate at the law firm of Grippo & Elden from January 1991 through May 1992 and an associate at the law firm of Sidley & Austin from May 1989 through January 1991. Mr. Yeager received a Juris Doctor degree from Georgetown University in 1989 and a Bachelor of Arts degree from Indiana University in 1986. Mr. Yeager is the brother of David P. Yeager.

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

David L. Marsh has been our Chief Marketing Officer since October 2007.  Prior to this promotion, Mr. Marsh was Executive Vice President-Highway from February 2004 through September 2007.  Mr. Marsh previously served as President of Hub Ohio from January 2000 through January 2004.  Mr. Marsh joined us in March 1991 and became General Manager with Hub Indianapolis in 1993, a position he held through December 1999.  Prior to joining Hub Group, Mr. Marsh worked for Carolina Freight Corporation, a less than truckload carrier, starting in January 1990.  Mr. Marsh received a Bachelor of Science degree in Marketing and Physical Distribution from Indiana University-Indianapolis in December 1989.  Mr. Marsh has been a member of the American Society of Transportation and Logistics, the Indianapolis Traffic Club, the Council for Logistics Management and served as an advisor to the Indiana University-Indianapolis internship program for transportation and logistics.  Mr. Marsh was honored as the Indiana Transportation Person of the Year in 1999.

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

Directors of the Registrant

In addition to David P. Yeager and Mark A. Yeager, the following three individuals are also on our Board of Directors: Gary D. Eppen – currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at the Graduate School of Business at the University of Chicago; Charles R. Reaves – Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company, and Martin P. Slark – Vice Chairman and Chief Executive Officer of Molex, Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems.

PART II

Item 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “HUBG.”  Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2008 and 2007.

	2008		2007

	High	Low	High	Low
First Quarter	$35.17	$22.77	$33.52	$28.56
Second Quarter	$36.32	$30.90	$37.83	$28.98
Third Quarter	$41.75	$31.31	$38.96	$29.94
Fourth Quarter	$36.50	$21.82	$33.39	$23.69

On February 11, 2009, there were approximately 295 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 4,738 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions.  On February 11, 2009, there were 13 holders of record of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”).

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

Performance Graph

        The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2003 with the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Trucking and Transportation Index. These comparisons assume the investment of $100 on December 31, 2003 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

5 YEAR STATISTICS
RETURN
550
500
450
400
350
300
250
200
150
100
50
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
100
243
329
512
494
493
128
134
156
167
107
109
111
122
132
64
HUBGROUP
NASDAQ
INDUSTRY

Item 6.                 SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands except per share data)

	Years Ended December 31,
	2008	2007	2006 (2)	2005	2004
Statement of Income Data:
Revenue	$1,860,608	$1,658,168	$1,609,529	$1,481,878	$1,380,722
Gross margin	234,311	232,324	218,418	174,742	167,062
Operating income	95,462	90,740	77,236	47,904	38,104
Income from continuing operations before taxes	96,326	93,228	79,508	48,871	27,551
Income from continuing operations after taxes	59,245	59,799	47,705	29,176	15,870
Income from discontinued operations, net of tax (1)	-	-	981	3,770	1,409
Net income	$59,245	$59,799	$48,686	$32,946	$17,279
Basic earnings per common share
Income from continuing operations	$1.59	$1.55	$1.19	$0.73	$0.45
Income from discontinued operations	$-	$-	$0.03	$0.10	$0.04
Diluted earnings per common share
Income from continuing operations	$1.58	$1.53	$1.17	$0.71	$0.42
Income from discontinued operations	$-	$-	$0.02	$0.09	$0.04

	As of December 31,
	2008	2007	2006 (2)	2005	2004
Balance Sheet Data:
Total assets	$531,676	$491,967	$484,548	$444,418	$410,845
Long-term debt, excluding current portion	-	-	-	-	-
Stockholders' equity	315,184	250,899	258,844	242,075	226,936

(1)	HGDS disposed of May 1, 2006
(2)	Comtrak was acquired February 28, 2006

Item 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information contained in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks.  Such statements should be viewed with caution.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors.  We assume no liability to update any such forward-looking statements contained in this annual report.  Factors that could cause our actual results to differ materially, in addition to those set forth under Items 1A “Risk Factors,” include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	increases in costs for independent contractors due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	significant deterioration in our customers’ financial condition, particularly in the retail and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	inability to recruit and maintain drivers and owner operators;
•	changes in insurance costs and claims expense;
•	changes to current laws which will aid union organizing efforts; and
•	inability to close and successfully integrate any future business combinations.

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

Our drayage services are provided by our subsidiaries, Comtrak and Quality Services, LLC (“QS”) who assist us in providing reliable, cost effective intermodal services to our customers.  Our subsidiaries have terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa.  As of December 31, 2008, QS and Comtrak owned 293 tractors, leased 21 tractors, leased or owned 603 trailers, employed 321 drivers and contracted with 914 owner-operators.

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

One of our primary goals is to grow our operating income.  We achieved this growth through an increase in revenue and margin from our existing transportation customers, winning new customers and the acquisition of Comtrak.  Our yield management group works with sales and operations to enhance customer margins.  Our top 50 customers’ revenue represents approximately 49% of our revenue.

We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers and loads that are not beneficial to our network.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Substantially all of the assets of Hub Group Distribution Services, LLC (“HGDS” or “Hub Distribution”) were sold to the President of the former subsidiary on May 1, 2006.  Accordingly, the results of operations of HGDS for all years presented have been reported as discontinued operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

The following table summarizes our revenue by service line (in thousands):

	Twelve Months Ended
	December 31,
			%
	2008	2007	Change
Revenue

Intermodal	$1,329,382	$1,206,364	10.2%
Brokerage	372,337	322,465	15.5%
Logistics	158,889	129,339	22.8%
Total revenue	$1,860,608	$1,658,168	12.2%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2008	2007

Revenue	100.0%	100.0%
Transportation costs	87.4	86.0
Gross margin	12.6	14.0

Costs and expenses:
Salaries and benefits	5.0	5.8
General and administration	2.3	2.5
Depreciation and amortization	0.2	0.2
Total costs and expenses	7.5	8.5

Operating income	5.1	5.5

Other income (expense):
Interest and dividend income	0.1	0.1
Total other income	0.1	0.1

Income before provision for income taxes	5.2	5.6

Provision for income taxes	2.0	2.0

Net income	3.2%	3.6%

Revenue

Revenue increased 12.2% to $1,860.6 million in 2008 from $1,658.2 million in 2007.  Intermodal revenue increased 10.2% to $1,329.4 million from $1,206.4 million due primarily to a 2.1%  increase in volume and a combined increase related to pricing, mix and fuel surcharges.  Truck brokerage revenue increased 15.5% to $372.3 million from $322.5 million due to volume increases, changes in mix and an increase in fuel surcharges.  Logistics revenue increased 22.8% to $158.9 million from $129.3 million due to increases in business from both new and existing customers in 2008.

Gross Margin

Gross margin increased 0.9% to $234.3 million in 2008 from $232.3 million in 2007.  Gross margin as a percentage of revenue decreased to 12.6% in 2008 from 14.0% in 2007.  The decrease in gross margin as a percentage of revenue is due to a one time $2.0 million profitable vendor deal in 2007, the owner operator work stoppage in northern California that cost us an extra $1.0 million in 2008 and competitive pricing.

Salaries and Benefits

Salaries and benefits decreased to $93.7 million in 2008 from $95.7 million in 2007.  The decrease in 2008 is due to a decrease in bonuses of $3.7 million due to not earning as much EPS based bonus as we did in 2007, partially offset by an increase in salaries of $1.4 million.  As a percentage of revenue, salaries and benefits decreased to 5.0% in 2008 from 5.8% in 2007.  Headcount as of December 31, 2008 and 2007 was 1,099 and 1,081, respectively, which excludes drivers, as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses decreased to $41.2 million from $41.4 million in 2007.  The decrease was primarily due to a $0.9 million reduction in general insurance expense related to conversions in 2008 of QS locations to Comtrak and a $0.6 million reduction in outside services related to reduced consultant spending.  These were partially offset by a $0.6 million increase in rent, an increase of $0.5 million related to bad debts due to bankruptcies, and a $0.3 million increase in repairs and maintenance related to maintenance for information technology hardware.  As a percentage of revenue, general and administrative expenses decreased to 2.3% in 2008 from 2.5% in 2007.

Depreciation and Amortization

Depreciation and amortization decreased 11.9% to $4.0 million in 2008 from $4.5 million in 2007.  This expense as a percentage of revenue remained consistent at 0.2% of revenue.  The decrease in depreciation and amortization is due to lower software depreciation due to certain assets being fully depreciated.

Other Income (Expense)

Interest expense remained consistent at $0.1 million in 2008 and 2007.  Interest and dividend income decreased to $1.2 million in 2008 from $2.5 million in 2007.  The decrease in interest and dividend income is the result of lower interest rates in 2008 partially due to investing our cash in money market funds comprised of U.S. Treasury Securities and repurchase agreements for these securities rather than commercial paper.

Provision for Income Taxes

The provision for income taxes increased to $37.1 million in 2008 compared to $33.4 million in 2007.  We provided for income taxes using an effective rate of 38.5% in 2008 compared to 35.9% in 2007.  The 2007 effective rate was lower primarily due to two events.  In the fourth quarter of 2007 we resolved a dispute with the IRS which reduced our 2007 income tax provision by $1.3 million.  Also, tax legislation enacted by the State of Illinois in the third quarter of 2007 created a benefit of approximately $1.2 million from the reduction of non-current deferred tax liabilities.  The tax legislation modified how we apportion taxable income to Illinois.

Net Income

Net income decreased to $59.2 million in 2008 from $59.8 million in 2007 due to higher income taxes and lower interest and dividend income, only partially offset by higher gross margin, lower salaries and benefits, lower depreciation and amortization expense and lower general and administrative expense.

Earnings Per Common Share

Basic earnings per share was $1.59 in 2008 and $1.55 in 2007.  Basic earnings per share increased primarily due to the decrease in the basic weighted average number of shares outstanding because of our purchase of treasury shares in 2007.

Diluted earnings per share increased to $1.58 in 2008 from $1.53 in 2007.  Diluted earnings per share increased primarily due to the decrease in the diluted weighted average number of shares outstanding because of our purchase of treasury shares in 2007.

RESULTS OF OPERATIONS

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

The following table summarizes our revenue by service line (in thousands):

	Twelve Months Ended
	December 31,
			%
	2007	2006	Change
Revenue

Intermodal	$1,206,364	$1,172,566	2.9%
Brokerage	322,465	306,332	5.3%
Logistics	129,339	130,631	(1.0%)
Total revenue from continuing operations	$1,658,168	$1,609,529	3.0%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2007	2006

Revenue	100.0%	100.0%
Transportation costs	86.0	86.4
Gross margin	14.0	13.6

Costs and expenses:
Salaries and benefits	5.8	5.9
General and administration	2.5	2.5
Depreciation and amortization	0.2	0.4
Total costs and expenses	8.5	8.8

Operating income	5.5	4.8

Other income (expense):
Interest and dividend income	0.1	0.1
Total other income	0.1	0.1

Income from continuing operations before provision for income taxes	5.6	4.9

Provision for income taxes	2.0	1.9

Income from continuing operations	3.6%	3.0%

Revenue

Revenue increased 3.0% to $1,658.2 million in 2007 from $1,609.5 million in 2006.  Intermodal revenue increased 2.9% to $1,206.4 million from $1,172.6 million due primarily to a 1.0% increase related to Comtrak (we owned Comtrak for 10 months in 2006 and for 12 months in 2007) and a 2.5% increase in volume offset by a 0.6% combined decrease related to pricing, mix and fuel surcharges.  Truck brokerage revenue increased 5.3% to $322.5 million from $306.3 million due primarily to price increases, mix and fuel surcharges.  Logistics revenue decreased 1.0% to $129.3 million from $130.6 million due to changes in business mix.  Hub Distribution’s revenue has been reclassified to discontinued operations due to its sale.

Gross Margin

Gross margin increased 6.4% to $232.3 million in 2007 from $218.4 million in 2006.  Gross margin as a percentage of revenue increased to 14.0% in 2007 from 13.6% in 2006 due to various margin enhancement efforts, growth in truck brokerage and our drayage operations, including the addition of Comtrak and a one time $2.0 million profitable vendor deal in 2007.

Salaries and Benefits

Salaries and benefits increased to $95.7 million in 2007 from $95.2 million in 2006.  The increase is related to Comtrak and an increase in salaries and employee benefits partially offset by a decrease in bonuses.  As a percentage of revenue, salaries and benefits decreased to 5.8% in 2007 from 5.9% in 2006.  Headcount as of December 31, 2007 and 2006 was 1,081 and 1,089, respectively, which excludes drivers, as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses increased to $41.4 million from $39.9 million in 2006 partially due to the acquisition of Comtrak.  The increase related to Comtrak was partially offset by a decrease of $0.3 million in equipment lease expense, $0.2 million in bad debt expense, $0.1 million in rental expense, and $0.1 million in telephone expense.  Rental expense decreased because we relocated to less expensive space and telephone expense decreased because we purchased a new phone system resulting in lower costs.  Equipment lease expense decreased because several leases expired.  As a percentage of revenue, general and administrative expenses remained consistent at 2.5% in 2007 and 2006.

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

Provision for Income Taxes

The provision for income taxes increased to $33.4 million in 2007 compared to $31.8 million in 2006.  We provided for income taxes using an effective rate of 35.9% in 2007 compared to 40.0% in 2006. The 2007 effective rate was lower primarily due to two events.  In the fourth quarter of 2007 we resolved a dispute with the IRS which reduced our 2007 income tax provision by $1.3 million.  Also, tax legislation enacted by the State of Illinois in the third quarter of 2007 created a benefit of approximately $1.2 million from the reduction of non-current deferred tax liabilities.  The tax legislation modified how we apportion taxable income to Illinois.

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

LIQUIDITY AND CAPITAL RESOURCES

In 2008, we funded our operations, capital expenditures and stock buy backs through cash flows from operations.

Cash provided by operating activities for the year ended December 31, 2008 was approximately $61.5 million, which resulted primarily from income from continuing operations of $59.2 million, adjusted for non-cash charges of $21.0 million, and a decrease in net operating assets and liabilities of $18.7 million.

Net cash used in investing activities for the year ended December 31, 2008 was $14.4 million and related primarily to capital expenditures of $10.7 million and an earn-out payment relating to the acquisition of Comtrak of $5.0 million partially offset by proceeds from the sale of equipment of $1.3 million.  We expect capital expenditures to be between $7.0 million and $8.0 million in 2009.

The net cash provided by financing activities for the year ended December 31, 2008 was $0.7 million.  We generated $0.4 million of cash from stock options exercised and used $2.6 million of cash to purchase treasury stock.  We also reported $2.9 million of excess tax benefits from share-based compensation as a financing cash in-flow.

We invest our cash overnight in a money market fund comprised of U.S. Treasury Securities and repurchase agreements for these securities.  These investments are included in cash and cash equivalents on our balance sheet due to their short term maturity and are reported at their carrying value which approximates fair value.

Our revolving credit agreement provides for unsecured borrowing up to $50.0 million.  The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%.  The revolving line of credit expires on March 23, 2010.  The financial covenants require a minimum net worth of $175.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0.  The commitment fees charged on the unused line of credit are between 0.15% and 0.25%.  Our unused and available borrowings under our bank revolving line of credit at December 31, 2008 and December 31, 2007 were $47.1 million and $47.2 million, respectively.  We were in compliance with our debt covenants at December 31, 2008.

We have standby letters of credit that expire from 2009 to 2012.  As of December 31, 2008, our letters of credit were $2.9 million.

We have authorization to spend $73.6 million to purchase common stock through June of 2009.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations as of December 31, 2008 are minimum rental commitments.  We have seven years remaining on a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak.  Rent paid under this agreement totaled $0.7 million for the year ended December 31, 2008.  The annual lease payments escalate by less than 1% per year.   Minimum annual rental commitments, at December 31, 2008, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2009	$21,042
2010	18,353
2011	16,696
2012	13,937
2013	5,120
2014 and thereafter	1,839
$76,987

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation.  Payments under the Plan are due as follows (in thousands):

2009	$715
2010	1,594
2011	427
2012	565
2013	478
2014 and thereafter	5,039
$8,818

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

Allowance for Uncollectible Trade Accounts Receivable

In the normal course of business, we extend credit to customers after a review of each customer’s credit history.  An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation based on current economic conditions.  To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible.  On an annual basis, we perform a hindsight analysis to determine our experience in collecting account balances over one year old and account balances in bankruptcy.   We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions.  The Company’s level of reserves for its customer accounts receivable fluctuate depending upon all the factors mentioned above.  However, we do not expect the reserve for uncollectible accounts to change significantly relative to our accounts receivable balance.  Historically, our reserve for uncollectible accounts has approximated actual accounts written off.   The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable.  Recoveries of receivables previously charged off are recorded when received.

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

Valuation of Goodwill and Other Indefinite-Lived Intangibles

We review goodwill and other indefinite-lived intangibles for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill or other indefinite-lived intangibles may not be recoverable.  An indefinite lived intangible asset is impaired if its fair value is less than its carrying value.  Goodwill impairment is indicated if the fair value of the reporting unit is less that its carrying value.  We utilize a third party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing.  These valuations are based on a market comparable approach, a discounted cash flow approach or a combination of both approaches.  The assumptions used in the valuations include expectations regarding future operating performance (which are consistent with our internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature.  At December 31, 2008, reasonable variations in these assumptions do not have a significant impact on the results of the goodwill impairment test.  Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

Valuation of Finite-Lived Intangibles and Fixed Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144), we evaluate the potential impairment of finite-lived intangible assets and fixed assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Equipment

We operate tractors and utilize containers in connection with our business.  This equipment may be purchased or acquired under capital or operating lease agreements.  In addition, we rent equipment from third parties and various railroads under short term rental arrangements.  Equipment which is purchased is depreciated on the straight line method over the estimated useful life.  We had no equipment under capital lease arrangements at December 31, 2008.  Our equipment leases have five to seven year terms and in some cases contain renewal options.

Stock Based Compensation

Effective January 1, 2006 we adopted the fair value recognition provisions of FASB Statement No. 123 (R) “Share Based Payment” (SFAS No. 123 (R)), using the modified prospective transition method.  We have not granted any stock options since 2003.  Instead, we have issued nonvested stock, commonly known as “restricted stock,” that vests over three to five years.  As of December 31, 2008, there was $7.3 million of unrecognized compensation cost related to non-vested share based compensation that is expected to be recognized over a weighted average period of 1.41 years.  In addition, during 2006, the Board of Directors granted and issued performance units which entitled the recipients to receive restricted stock contingent upon the achievement of an operating income earnings target.  No restricted stock will be awarded and therefore, no compensation expense associated with the performance units was recognized.

Accounting for Income Taxes

Effective January 1, 2007 we adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 “FIN 48”, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies”.

New Pronouncement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In addition, certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, are now excluded from the scope of SFAS No. 157.  We adopted SFAS No. 157 effective January 1, 2008.  There was no cumulative effect recorded upon adoption as of January 1, 2008 or significant impact on our financial statements for the year ended December 31, 2008.  At December 31, 2008, cash and cash equivalents and restricted investments include $84.0 million in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities and $6.1 million of mutual funds, respectively, which are reported at fair value.  The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy based on the criteria in SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  SFAS No. 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 was effective January 1, 2008, but we have decided not to adopt this optional standard at this time.

The FASB issued Statement of SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) in December 2007.  SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration.  In addition SFAS No. 141(R) changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141 (R) applies prospectively to business combinations for which the acquistion date is on or after January 1, 2009.  We adopted SFAS No. 141 (R) effective January 1, 2009 and do not currently expect the impact on our financial statements to be significant.

The FASB issued Statement of SFAS No. 160, “Noncontrolling Interest” (SFAS No. 160) in December 2007.  SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.  We adopted SFAS No. 160 effective January 1, 2009 and do not currently expect the impact on our financial statements to be significant.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted FSP No. 142-3 effective January 1, 2009 and do not currently expect the impact on our financial statements to be significant.

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

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the transportation business mix, trailer and container capacity, vendor pricing, fuel costs, intermodal industry growth, intermodal industry service levels, accessorials, competitive pricing and accounting estimates.

Salaries and Benefits

We estimate that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between volume increases and changes in levels of staffing.  Factors that could affect the percentage from staying in the recent historical range include, but are not limited to, revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, changes in customer requirements, changes in our operating structure, how well we perform against our EPS goals, and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

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

Depreciation and Amortization

We estimate that depreciation and amortization of property and equipment in 2009 will approximate 2008.

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

Other Income (Expense)

Factors that could cause a change in interest income include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and buying back stock.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  We seek to minimize the risk from interest rate volatility through our regular operating and financing activities.  We have no significant exposure to foreign currency exchange rate changes.  No derivative financial instruments are outstanding at December 31, 2008.  We do not use financial instruments for trading purposes.

At December 31, 2008, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the index at Item 15(b).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 6 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions to conform with FIN 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hub Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2009 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 16, 2009

HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,799	$38,002
Accounts receivable
Trade, net	145,362	160,944
Other	10,318	9,828
Prepaid taxes	123	86
Deferred taxes	5,430	5,044
Prepaid expenses and other current assets	4,346	4,318
TOTAL CURRENT ASSETS	251,378	218,222

Restricted investments	6,118	5,206
Property and equipment, net	32,713	29,662
Other intangibles, net	6,610	7,056
Goodwill, net	233,110	230,448
Other assets	1,747	1,373
TOTAL ASSETS	$531,676	$491,967
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$105,064	$123,020
Other	6,107	6,683
Accrued expenses
Payroll	9,988	16,446
Other	26,388	32,408
Related party payable	-	5,000
TOTAL CURRENT LIABILITIES	147,547	183,557
Non-current liabilities	9,535	10,363
Deferred taxes	59,410	47,148
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2008 and 2007	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2008 and 2007; 36,970,347 outstanding in 2008 and 36,666,731 shares outstanding in 2007	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2008 and 2007	7	7
Additional paid-in capital	174,355	176,657
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	265,287	206,042
Treasury stock; at cost, 4,254,445 shares in 2008 and 4,558,061 shares in 2007	(109,419)	(116,761)
TOTAL STOCKHOLDERS' EQUITY	315,184	250,899
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$531,676	$491,967

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Years Ended
	2008	2007	2006

Revenue	$1,860,608	$1,658,168	$1,609,529
Transportation costs	1,626,297	1,425,844	1,391,111
Gross margin	234,311	232,324	218,418

Costs and expenses:
Salaries and benefits	93,658	95,678	95,152
General and administrative	41,234	41,416	39,929
Depreciation and amortization	3,957	4,490	6,101
Total costs and expenses	138,849	141,584	141,182

Operating income	95,462	90,740	77,236

Other income (expense):
Interest expense	(102)	(108)	(115)
Interest and dividend income	1,153	2,480	2,311
Other, net	(187)	116	76
Total other income	864	2,488	2,272

Income from continuing operations before provision for income taxes	96,326	93,228	79,508

Provision for income taxes	37,081	33,429	31,803

Income from continuing operations	59,245	59,799	47,705

Discontinued operations:
Income from discontinued operations of HGDS (including loss on disposal of $70 in 2006)	-	-	1,634
Provision for income taxes	-	-	653
Income from discontinued operations	-	-	981

Net income	$59,245	$59,799	$48,686

Basic earnings per common share
Income from continuing operations	$1.59	$1.55	$1.19
Income from discontinued operations	$-	$-	$0.03
Net income	$1.59	$1.55	$1.22

Diluted earnings per common share
Income from continuing operations	$1.58	$1.53	$1.17
Income from discontinued operations	$-	$-	$0.02
Net income	$1.58	$1.53	$1.19

Basic weighted average number of shares outstanding	37,174	38,660	39,958
Diluted weighted average number of shares outstanding	37,484	39,128	40,823

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
	Years ended December 31,
	2008	2007	2006
Class A & B Common Stock Shares Outstanding
Beginning of year	37,329,027	39,605,418	40,624,780
Purchase of treasury shares	(85,361)	(2,741,700)	(2,126,255)
Treasury shares issued for restricted stock and stock options exercised	388,977	465,309	1,106,893
Ending balance	37,632,643	37,329,027	39,605,418

Class A & B Common Stock Amount
Beginning of year	$419	$419	$419
Ending balance	419	419	419

Additional Paid-in Capital
Beginning of year	176,657	179,203	183,524
Equity reclassification impact of adopting SFAS No. 123 (R)	-	-	(6,259)
Exercise of non-qualified stock options	(4,085)	(6,668)	(12,516)
Share-based compensation expense	4,360	3,853	3,405
Tax benefit of share-based compensation plans	2,903	3,952	12,337
Issuance of restricted stock awards, net of forfeitures	(5,480)	(3,683)	(1,288)
Ending balance	174,355	176,657	179,203

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)	(15,458)	(15,458)
Ending balance	(15,458)	(15,458)	(15,458)

Retained Earnings
Beginning of year	206,042	146,243	97,557
Net income	59,245	59,799	48,686
Ending balance	265,287	206,042	146,243

Unearned Compensation
Beginning of year	-	-	(6,259)
Equity reclassification impact of adopting SFAS No. 123 (R)	-	-	6,259
Ending balance	-	-	-

Treasury Stock
Beginning of year	(116,761)	(51,563)	(17,708)
Purchase of treasury shares	(2,630)	(76,309)	(49,622)
Issuance of restricted stock and exercise of stock options	9,972	11,111	15,767
Ending balance	(109,419)	(116,761)	(51,563)

Total stockholders’ equity	$315,184	$250,899	$258,844

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Income from continuing operations	$59,245	$59,799	$47,705
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,369	7,195	8,170
Deferred taxes	9,294	3,523	690
Compensation expense related to share-based compensation plans	4,360	3,853	3,405
Gain on sale of assets	(22)	(160)	(131)
Changes in operating assets and liabilities excluding effects of purchase transaction:
Restricted investments	(912)	(2,189)	(1,630)
Accounts receivable, net	15,092	(4,119)	393
Prepaid taxes	(37)	2,033	3,317
Prepaid expenses and other current assets	(28)	132	(297)
Other assets	(374)	88	(837)
Accounts payable	(18,532)	4,223	5,698
Accrued expenses	(13,040)	4,094	8,496
Non-current liabilities	(908)	2,108	1,608
Net cash provided by operating activities	61,507	80,580	76,587
Cash flows from investing activities:
Proceeds from sale of equipment	1,342	725	394
Purchases of property and equipment	(10,732)	(10,197)	(8,372)
Cash used in acquisition of Comtrak, Inc.	(5,000)	(5,000)	(39,942)
Proceeds from the disposal of discontinued operations	-	-	12,203
Net cash used in investing activities	(14,390)	(14,472)	(35,717)
Cash flows from financing activities:
Proceeds from stock options exercised	407	760	1,963
Purchase of treasury stock	(2,630)	(76,309)	(49,622)
Excess tax benefits from share-based compensation	2,903	3,952	12,337
Net cash provided by (used in) financing activities	680	(71,597)	(35,322)

Cash flows provided by operating activities of discontinued operations	-	-	1,848
Cash flows used in investing activities of discontinued operations	-	-	(38)
Net cash provided by discontinued operations	-	-	1,810

Net increase (decrease) in cash and cash equivalents	47,797	(5,489)	7,358
Cash and cash equivalents beginning of year	38,002	43,491	36,133
Cash and cash equivalents end of year	$85,799	$38,002	$43,491

Supplemental disclosures of cash paid for:
Interest	$102	$106	$114
Income taxes	$27,199	$22,192	$16,801
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

Cash and Cash Equivalents:  We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  In 2008, we invested our cash overnight in a money market fund comprised of U.S. Treasury Securities and repurchase agreements for these securities, of which $84.0 million was outstanding at December 31, 2008.  In 2007, we invested our cash overnight in commercial paper, of which $33.0 million was outstanding at December 31, 2007.

Accounts Receivable and Allowance for Uncollectible Accounts:   In the normal course of business, we extend credit to customers after a review of each customer’s credit history.  An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation based on current economic conditions.  To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible.  On an annual basis we perform a hindsight analysis to determine our experience in collecting account balances over one year old and account balances in bankruptcy.   We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions.  The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable.  Our reserve for uncollectible accounts was approximately $5.1 million and $5.5 million at December 31, 2008 and 2007, respectively.  Recoveries of receivables previously charged off are recorded when received.

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

Goodwill and Other Intangibles:  Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with our business combinations.  Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“Statement 142”), goodwill and intangible assets that have indefinite useful lives are not amortized but are subject to annual impairment tests.

We review goodwill and other indefinite-lived intangibles for impairment as of November 1 or whenever events or changes in circumstances indicate the carrying amount of goodwill or other indefinite-lived intangibles may not be recoverable.  An indefinite lived intangible asset is impaired if its fair value is less than its carrying value.  Goodwill impairment is indicated if the fair value of the reporting unit is less than its carrying value.  We utilize a third party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing.  These valuations are based on a market comparable approach, a discounted cash flow approach or a combination of both approaches.  The assumptions used in the valuations include expectations regarding future operating performance (which are consistent with out internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature.  As of December 31, 2008, reasonable variations in these assumptions do not have a significant impact on the results of the goodwill impairment test.  Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (SFAS No. 144), we evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Fair Value of Financial Instruments:  The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value as of December 31, 2008 due to their short-term nature.

Concentration of Credit Risk:  Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We place our cash and temporary investments with high quality financial institutions and invest our cash overnight in a money market fund comprised of U.S. Treasury Securities and repurchase agreements for these securities.  We primarily serve customers located throughout the United States with no significant concentration in any one region.  No one customer accounted for more than 5% of revenue in 2008, 2007 or 2006.  We review a customer’s credit history before extending credit.  In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

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

Accounting for Income Taxes: In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “FIN 48”, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of SFAS No. 109, Accounting for Income Taxes.  We adopted FIN 48 effective January 1, 2007.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies”.

New Pronouncements:  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  In addition, certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases”, are now excluded from the scope of SFAS No. 157.  We adopted SFAS No. 157 effective January 1, 2008.  There was no cumulative effect recorded upon adoption as of January 1, 2008 or significant impact on our financial statements for the year ended December 31, 2008. See Note 4 for additional information.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159).  SFAS No. 159 permits entities to voluntarily choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 was effective January 1, 2008, but we have decided not to adopt this optional standard at this time.

The FASB issued Statement of SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) in December 2007.  SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration.  In addition SFAS No. 141(R) changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We adopted SFAS No. 141(R) effective January 1, 2009 and do not currently expect the impact on our financial statements to be significant.

The FASB issued Statement of SFAS No. 160, “Noncontrolling Interest” (SFAS No. 160) in December 2007.  SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.  We adopted SFAS No. 160 effective January 1, 2009 and do not currently expect the impact on our financial statements to be significant.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted FSP No. 142-3 effective January 1, 2009 and do not currently expect the impact on our financial statements to be significant.

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

We have elected to calculate our initial pool of excess benefits under FASB Staff Position 123 (R)-3 (“FSP”). Prior to the adoption of SFAS No. 123 (R), we presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statement of Cash Flows.  Beginning on January 1, 2006, we changed our cash flow presentation in accordance with the FSP which requires benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) to be classified as a financing cash in-flow and an operating cash out-flow.  The results for the years ended December 31, 2008, 2007 and 2006 include $2.9 million, $4.0 million and $12.3 million of excess tax benefits, respectively, as a financing cash in-flow and an operating cash out-flow.

Use of Estimates:  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Significant estimates include the allowance for doubtful accounts and the cost of purchased transportation.  Actual results could differ from those estimates.

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

NOTE 3.                      Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Year Ended			Year Ended
	December 31, 2008			December 31, 2007
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net Income	$59,245	37,174	$1.59	$59,799	38,660	$1.55

Effect of Dilutive Securities
Stock options and restricted stock		310			468

Diluted EPS
Net Income	$59,245	37,484	$1.58	$59,799	39,128	$1.53

	Year Ended
	December 31, 2006
	Income	Shares	Per Share Amount
Basic EPS
Income from continuing operations	$47,705	39,958	$1.19
Income from discontinued operations	981	39,958	0.03
Net Income	$48,686	39,958	$1.22

Effect of Dilutive Securities
Stock options and restricted stock		865

Diluted EPS
Income from continuing operations	$47,705	40,823	$1.17
Income from discontinued operations	981	40,823	0.02
Net Income	$48,686	40,823	$1.19

NOTE 4.                      Fair Value Measurement

  At December 31, 2008, cash and cash equivalents and restricted investments include $84.0 million in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities and $6.1 million of mutual funds, respectively, which are reported at fair value.  The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy based on the criteria in SFAS No. 157.

NOTE 5.                      Property and Equipment

Property and equipment consist of the following (in thousands):

	Years Ended December 31,
	2008	2007
Building and improvements	$54	$54
Leasehold improvements	1,700	1,372
Computer equipment and software	50,366	49,304
Furniture and equipment	7,995	7,894
Transportation equipment	30,231	25,204
	90,346	83,828
Less: Accumulated depreciation and amortization	(57,633)	(54,166)
Property and Equipment, net	$32,713	$29,662

Depreciation expense was $6.9 million, $6.8 million and $7.8 million for 2008, 2007 and 2006, respectively.

NOTE 6.                      Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2008	2007	2006
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.7	3.4	3.5
Nondeductible expenses	0.6	0.5	1.5
Provision for (reversal of) valuation allowance	-	0.1	(0.3)
IRS settlement	-	(1.4)	-
Illinois law change	-	(1.3)	-
Other	0.2	(0.4)	0.3
Net effective rate	38.5%	35.9%	40.0%

We and our subsidiaries file both unitary and separate company state income tax returns.

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
Current	2008	2007	2006
Federal	$25,197	$26,234	$27,986
State and local	2,590	3,672	3,078
	27,787	29,906	31,064
Deferred
Federal	8,651	4,000	332
State and local	643	(477)	407
	9,294	3,523	739

Total provision	$37,081	$33,429	$31,803

The following is a summary of our deferred tax assets and liabilities (in thousands):

	Years Ended December 31,
	2008	2007
Reserve for uncollectible accounts receivable	$1,813	$1,939
Accrued compensation	5,612	5,394
Other reserves	2,158	2,480
Current deferred tax assets	9,583	9,813

Operating loss carryforwards	386	430
Other	282	216
Income tax basis in excess of financial basis of goodwill	1,588	2,383
Less valuation allowance	(163)	(163)
Long-term deferred tax assets	2,093	2,866
Total deferred tax assets	$11,676	$12,679

Prepaids	$(1,200)	$(1,245)
Other receivables	(2,953)	(3,524)
Current deferred tax liabilities	(4,153)	(4,769)

Property and equipment	(7,393)	(1,006)
Goodwill	(54,110)	(49,008)
Long-term deferred tax liabilities	(61,503)	(50,014)
Total deferred tax liabilities	$(65,656)	$(54,783)

During 2007, the State of Illinois enacted tax legislation which impacts us by modifying how we apportion taxable income to Illinois.  The new legislation resulted in a reduction of our net deferred liabilities and a credit to our provision for state income taxes of approximately $1.2 million in the third quarter.  This resulted in a reduction in our effective tax rate of 1.3% for the year ended December 31, 2007.

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

During its examination of our 1997 federal income tax return, the Internal Revenue Service (“IRS”) proposed to reclassify our allocation of a significant amount of tax basis in fixed assets to non-amortizable intangibles.  The dispute was ultimately resolved in the fourth quarter of 2007 after the IRS Office of Appeals reviewed the dispute and permitted the statute of limitations to lapse.  The settlement reduced our 2007 income tax provision by $1.3 million and resulted in a reclassification of our liability for unrecognized tax benefits to a deferred tax liability.

As of December 31, 2008, the amount of unrecognized tax benefits was $0.4 million, of which $0.2 million would decrease our income tax provision, if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding accrued interest expense) is as follows (in millions):

Balance at January 1, 2007	$3.2
Reductions as a result of a lapse of the applicable statute of limitations	(2.9)
Balance at December 31, 2007	$.3
Additions for tax positions of prior years	.1
Balance at December 31, 2008	$.4

During the fourth quarter of 2007, $1.5 million of accrued interest, net of income tax, was reversed as a consequence of the settlement of our dispute with the IRS.  This resulted in a reduction in our effective tax rate of 1.4% for the year ended December 31, 2007.

We are subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions.  The IRS has completed examinations of our federal income tax returns through 2004.  The IRS commenced an examination of our 2006 tax year in October 2008.  Illinois is currently examining our 2005 and 2006 tax years.  Although no other examinations are in effect currently, tax years 2005 through 2007 generally remain open to examination by the major tax jurisdictions to which we are subject.

We recognize interest expense and penalties related to unrecognized tax benefits in our provision for income taxes.  During 2008 we paid penalties of approximately two thousand dollars and received interest related to income tax refunds of approximately eighteen thousand dollars.

NOTE 7.                      Long-Term Debt and Financing Arrangements

We have a revolving credit agreement that provides for unsecured borrowings of up to $50.0 million.  The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%.  The revolving line of credit expires on March 23, 2010.  The financial covenants require a minimum net worth of $175.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0.  The commitment fees charged on the unused line of credit are between 0.15% and 0.25%.

Our unused and available borrowings under our bank revolving line of credit at December 31, 2008 and December 31, 2007 were $47.1 million and $47.2 million, respectively.  We were in compliance with our debt covenants at December 31, 2008.

We have standby letters of credit that expire from 2009 to 2012.  As of December 31, 2008, our letters of credit were $2.9 million.

NOTE 8.                      Rental Expense, User Charges and Commitments

Minimum annual rental commitments, at December 31, 2008, under non-cancelable operating leases, principally for real estate, containers and equipment, are payable as follows (in thousands):

2009	$21,042
2010	18,353
2011	16,696
2012	13,937
2013	5,120
2014 and thereafter	1,839
$76,987

Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $8.3 million, $7.7 million and $8.1 million for 2008, 2007 and 2006, respectively.  Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.  We straight-line rental expense in accordance with Statement of Financial Accounting Standards No. 13, paragraph 15 and Financial Accounting Standards Board Technical Bulletin 85-3.

In March 2006, we entered into a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak.  Rent paid under this lease agreement included in general and administrative expense totaled $0.7 million, $0.7 million and $0.6 million for 2008, 2007 and 2006, respectively.  The annual lease payments escalate by less than 1% per year.

We incur rental expense for our leased containers and tractors that are included in Transportation Costs and totaled $12.1 million, $9.9 million, and $8.1 million for 2008, 2007 and 2006, respectively.

We incur charges for use of a fleet of rail owned chassis and dedicated rail owned containers on the Burlington Northern Santa Fe, Norfolk Southern and Union Pacific which are included in transportation costs.  Such charges were $45.4 million, $45.5 million and $42.8 million for 2008, 2007 and 2006, respectively.  As of December 31, 2008, we have the ability to return the majority of the containers and pay for the chassis only when we are using them under these agreements.  As a result, no minimum commitments related to these chassis and containers have been included in the table above. Chassis charges included in accrued expenses-other as of December 31, 2008 and 2007 were $9.8 million and $11.4 million, respectively.

NOTE 9.                      Stock-Based Compensation Plans

 In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000.  In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000.  In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000.  In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000.  In 2003, we amended our 2002 Incentive Plan to add an additional 2,000,000 shares of Class A Common Stock that are reserved for issuance.  In 2007, we amended our 2002 Incentive Plan to add an additional 1,000,000 shares of Class A common Stock that are reserved for issuance.  Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors.  The options granted to non-employee directors vest ratably over a three-year period and expire 10 years after the date of grant.  The options granted to employees vest over a range of three to five years and expire 10 years after the date of grant.  Restricted stock vests over a three to five year period.  At December 31, 2008, 2,120,955 shares are available for future grant.  Generally, when stock options are exercised, either new shares are issued or shares are issued out of treasury.

We generally recognize the cost of share-based awards on a straight-line basis over the vesting period of the award including an estimate of forfeitures.  Share-based compensation expense for 2008, 2007 and 2006 was $4.4 million, $3.9 million and $3.4 million or $2.7 million, $2.5 million and $2.0 million, net of taxes, respectively.  Share-based compensation is included in Salaries and Benefits in the accompanying statements of income.

The following table summarizes the stock option activity for the year ended December 31, 2008:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	441,332	$2.06
Options exercised	(175,332)	$2.32
Options forfeited	-	$-
Outstanding at December 31, 2008	266,000	$1.89	3.69	$6,554,227

Exercisable at December 31, 2008	266,000	$1.89	3.69	$6,554,227

Intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $5.4 million, $8.3 million and $21.3 million, respectively.  Cash received from stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.4 million, $0.8 million and $2.0 million, respectively.  The tax benefit realized for tax deductions from stock options exercised for the years ended December 31, 2008, 2007 and 2006 was $2.3 million, $3.2 million and $7.9 million, respectively.

The following table summarizes information about options outstanding at December 31, 2008:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$1.22 to $1.22	20,100	4.01	$1.22
$1.22 to $1.30	123,000	3.96	$1.30
$1.30 to $2.00	56,000	3.80	$1.65
$2.00 to $2.64	40,800	4.29	$2.57
$2.64 to $4.69	26,100	0.98	$4.63
$1.22 to $4.69	266,000	3.69	$1.89

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2008:

Non-vested restricted stock	Shares	Weighted Average Grant Date Fair Value

Non-vested January 1, 2008	336,690	$24.10
Granted	226,152	$26.16
Vested	(147,967)	$22.11
Forfeited	(12,507)	$24.93
Non-vested at December 31, 2008	402,368	$25.96

During 2008, we granted 215,508 shares of restricted stock to certain employees and 10,644 shares of restricted stock to outside directors with a weighted average grant date fair value of $26.16.  The stock vests over a three to five year period.

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

The total fair value of restricted shares vested during the years ended December 31, 2008, 2007 and 2006 was $3.9 million, $3.9 million and $13.3 million, respectively.

As of December 31, 2008, there was $7.3 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.41 years.

In May 2006, the Board of Directors granted certain of our officers 593,542 performance units.  Due to attrition, there are currently 529,026 performance units outstanding.  The performance units entitle the recipients to receive restricted shares of our Class A Common Stock contingent upon the achievement of an operating income earnings target.  The aggregate operating income for the three year period ending December 31, 2008 must meet a specified target amount in order for these performance units to be earned and converted to restricted stock.  No restricted stock will be awarded and therefore no compensation expense associated with the performance units was recognized.

During January 2009, we granted 184,849 shares of restricted stock to certain employees and 12,000 shares of restricted stock to outside directors with a weighted average grant date fair value of $27.01. The stock vests over a three to five year period.

NOTE 10.                      Business Segment

We have no separately reportable segments.  Under the enterprise wide disclosure requirements, we report revenue (in thousands), for Intermodal, Brokerage and Logistics Services as follows:

	Years Ended December 31,
	2008	2007	2006

Revenue
Intermodal	$1,329,382	$1,206,364	$1,172,566
Brokerage	372,337	322,465	306,332
Logistics	158,889	129,339	130,631
Total revenue from continuing operations	$1,860,608	$1,658,168	$1,609,529

NOTE 11.                      Employee Benefit Plans

We had two profit-sharing plans and trusts in 2008, 2007 and 2006 under section 401(k) of the Internal Revenue Code.  At our discretion, we partially match qualified contributions made by employees to the plan.  We expensed approximately $1.8 million, $1.9 million and $1.7 million related to these plans in 2008, 2007, and 2006, respectively.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees.  Under the Plan, participants can elect to defer certain compensation.  Accounts will grow on a tax-deferred basis to the participant.  Restricted investments included in the consolidated balance sheet represent the fair value of the mutual funds and other security investments related to the Plan at December 31, 2008 and 2007.  Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability.  We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary.  In addition, we have a legacy deferred compensation plan.  There are no new contributions being made into this legacy plan.  We expensed $0.3 million, $1.0 million and $0.8 million related to the employer match for these plans in 2008, 2007 and 2006, respectively.   The liabilities related to these plans at December 31, 2008 and 2007 were $8.8 million and $10.4 million, respectively.

NOTE 12.                      Legal Matters

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

NOTE 13.             Stock Buy Back Plans

On October 26, 2006, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  During the fourth quarter of 2007, we completed the authorized purchase of $75.0 million of Class A Common Stock.

On November 14, 2007, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  The authorization expires June 30, 2009.  We may make purchases from time to time as market conditions warrant and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased and available under the plan in 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Value of Shares that May Yet Be Purchased Under the Plans (in 000’s)
January 1 to March 31	-	$-	-	$75,000
April 1 to June 30	-	$-	-	$75,000
July 1 to September 30	38,800	$36.12	38,800	$73,598
October 1 to December 31	-	$-	-	$73,598
Total	38,800	$36.12	38,800	$73,598

This table excludes 46,561 shares ($1.2 million) purchased during the year by the Company related to employee withholding upon vesting of restricted stock.

NOTE 14.                            Stock Splits

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

NOTE 15.                            Acquisition

At the close of business on February 28, 2006, we acquired certain assets of Comtrak, Inc. (“Comtrak”), a transportation company whose services include primarily rail and international drayage for the intermodal sector.  Comtrak was established in 1983 and is headquartered in Memphis, Tennessee.  Comtrak utilizes company drivers and third-party owner operators to serve its customers.  Comtrak had net sales of $87.1 million, including sales to Hub of $8.6 million, for the year ended December 31, 2005.   The acquisition was consistent with our strategic plan to increase the amount of local trucking (or drayage) we perform.  We have benefited from Comtrak’s diverse service offerings.  In addition, we have been able to perform more of our own drayage which our customers value.  We are also less vulnerable to the capacity volatility in the marketplace.  Due to these factors and the fact Comtrak had best in class operations that we have implemented at our existing drayage operations, we paid a premium (or goodwill) when we acquired Comtrak.

We paid the $38.0 million purchase price plus a working capital adjustment of $1.2 million, which was finalized during 2006, in accordance with the terms of the Asset Purchase Agreement, from available cash.  There is an earn-out mechanism for 2006 and 2007, which has been achieved for $10.0 million in total and is based on Comtrak’s 2006 and 2007 EBITDA as defined in the Asset Purchase Agreement.  The additional contingent consideration of $5.0 million for both 2006 and 2007 has been added to the purchase price and has been applied to goodwill.  The earn-out payments were considered additional goodwill because 1) the payments are not affected if the former owner of Comtrak is not employed at Hub, 2) the President of Comtrak received a compensation package comparable to other key employees and 3) at the time of acquisition, the contingent earn-out was determined based on our valuation of Comtrak.  The $5.0 million for both 2006 and 2007 have been paid.  The results of operations of Comtrak are included in our consolidated statements of income for the period March 1, 2006 to December 31, 2006 and the years ended December 31, 2007 and December 31, 2008.

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

NOTE 16.                            Goodwill and Other Intangible Assets

In accordance with SFAS 142, we completed the required annual impairment test.  No impairment charge was recognized based on the results of the annual goodwill impairment test.  The following table presents the carrying amount of goodwill (in thousands):

Balance at January 1, 2007	$225,448
Contingent earn-out payment	5,000
Balance at December 31, 2007	230,448
Other	2,662
Balance at December 31, 2008	$233,110

The changes in the carrying amount for goodwill since December 31, 2007 are due primarily to purchase accounting adjustments related to the acquisition of Comtrak.

The components of the “Other intangible assets” are as follows (in thousands):
	Gross Amount	Accumulated Amortization	Net Carrying Value	Life
As of December 31, 2008:
Relationships with owner operators	$647	$(306)	$341	6 years
Backlog/open orders	20	(20)	-	1 month
Trade name	2,904	-	2,904	Indefinite
Customer relationships	3,823	(722)	3,101	15 years
Information technology	500	(236)	264	6 years
Total	$7,894	$(1,284)	$6,610

As of December 31, 2007:
Relationships with owner operators	$647	$(198)	$449	6 years
Backlog/open orders	20	(20)	-	1 month
Trade name	2,904	-	2,904	Indefinite
Customer relationships	3,823	(467)	3,356	15 years
Information technology	500	(153)	347	6 years
Total	$7,894	$(838)	$7,056

The above intangible assets will be amortized using the straight-line method.  Amortization expense for the year ended December 31, 2008 was $0.4 million.  Amortization expense for the next five years is as follows (in thousands):

2009	$444
2010	444
2011	444
2012	285
2013	253

NOTE 17.                            Discontinued Operations

On May 1, 2006, we entered into a definitive agreement to sell certain assets of HGDS to a third party.  As specified in the Asset Purchase Agreement, the buyer assumed $4.5 million of liabilities and we received a cash payment of $12.2 million.  The current and comparative period results of HGDS have been reported as “Discontinued Operations” in our Consolidated Financial Statements. These discontinued operations generated diluted earnings per share of $0.02 for the year ended December 31, 2006.

The financial results of HGDS included in discontinued operations are as follows (in thousands):

Four months ended May 1, 2006

Revenue	$19,194

Income from discontinued operations
before income taxes	1,634

Income tax provision	653

Income from discontinued operations	$981

The total assets sold to and liabilities assumed by the purchaser of HGDS on May 1, 2006:

		May 1, 2006
Assets
	Accounts receivable-trade, net	$8,845
	Prepaid expenses and other current assets	149
	Property and equipment, net	670
	Goodwill, net	7,026
	Other assets	44
Total assets of discontinued operations		$16,734

Liabilities
	Accounts payable-trade	$3,619
	Accounts payable-other	64
	Accrued expenses-payroll	449
	Accrued expenses-other	330
Total liabilities of discontinued operations		$4,462

NOTE 18.                      Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2008 and 2007 (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Year Ended December 31, 2008:
Revenue	$424,995	$490,929	$514,212	$430,472
Gross margin	57,502	59,839	63,160	53,810
Operating income	20,988	24,070	27,283	23,121
Net income	13,135	14,970	16,930	14,210
Basic earnings per share	$0.35	$0.40	$0.45	$0.38
Diluted earnings per share	$0.35	$0.40	$0.45	$0.38

	Quarters
	First	Second	Third	Fourth
Year Ended December 31, 2007:
Revenue	$393,297	$401,565	$417,842	$445,464
Gross margin	56,661	57,763	57,510	60,390
Operating income	18,278	22,165	24,734	25,563
Net income	11,419	13,775	16,608	17,997
Basic earnings per share	$0.29	$0.35	$0.43	$0.48
Diluted earnings per share	$0.29	$0.35	$0.42	$0.47

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008.  Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), management believes our internal control over financial reporting was effective as of December 31, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hub Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hub Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Hub Group, Inc., and our report dated February 16, 2009 expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois
February 16, 2009

Item 9B.                  OTHER INFORMATION
None.

PART III

Item 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors” and “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2009, sets forth certain information with respect to our directors and Section 16 compliance and is incorporated herein by reference.  Certain information with respect to persons who are or may be deemed to be our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Our code of ethics can be found on our website at www.hubgroup.com.

Item 11.                 EXECUTIVE COMPENSATION

The section entitled “Compensation of Directors and Executive Officers” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2009, sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED
                                 STOCKHOLDER MATTERS

The sections entitled “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2009, sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	266,000	$1.89	2,120,955
Equity compensation plans not approved by security holders	--	--	--
Total	266,000	$1.89	2,120,955

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Meetings and Committees of the Board” appearing in our proxy statement for the annual meeting of our stockholders to be held on May 6, 2009, set forth certain information with respect to certain business relationships and transactions between us and our directors and officers and the independence of our directors and is incorporated herein by reference.

Item 14.                                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2009, sets forth certain information with respect to certain fees we have paid to our principal accountant for services and is incorporated herein by reference.

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2008 and December 31, 2007

Consolidated Statements of Income - Years ended December 31, 2008, December 31, 2007 and December 31, 2006

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2008, December 31, 2007 and December 31, 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2008, December 31, 2007 and December 31, 2006

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

HUB GROUP, INC.

Date: February 17, 2009	By:	/s/ David P. Yeager
Name: David P. Yeager
Title: Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager David P. Yeager	Chairman and Chief Executive Officer	February 17, 2009
/s/ Mark A. Yeager Mark A. Yeager	Vice Chairman, President and Chief Operating Officer	February 17, 2009
/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 17, 2009
/s/ Charles R. Reaves Charles R. Reaves	Director	February 17, 2009
/s/ Martin P. Slark Martin P. Slark	Director	February 17, 2009
/s/ Gary D. Eppen Gary D. Eppen	Director	February 17, 2009

SCHEDULE II

HUB GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged		Balance at
	Beginning	Costs &	To Other		End
	of Year	Expenses	Accounts (1)	Deductions (2)	of Year
Year Ended December 31:
Allowance for uncollectible trade accounts
2008	$5,456,000	$448,000	$(802,000)	$-	$5,102,000
2007	$6,299,000	$(63,000)	$(780,000)	$-	$5,456,000
2006	$6,815,000	$138,000	$644,000	$(1,298,000)	$6,299,000

Deferred tax valuation allowance
	Balance at	Charged to	Charged	Transferred to	Balance at
	Beginning	Costs &	To Other	Other	End
	of Year	Expenses	Accounts	Accounts (3)	of Year
2008	$163,000	$-	$-	$-	$163,000
2007	$248,000	$81,000	$-	$(166,000)	$163,000
2006	$489,000	$(241,000)	$-	$-	$248,000

(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries
(2)	Reserve adjustment
(3)	Establish FIN 48 liability

S-1

INDEX TO EXHIBITS

Number                                                               Exhibit

3.1	Amended Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed July 23, 2007, File No. 000-27754)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1, File No. 33-90210)

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

10.3
Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.4
Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.5	Description of Executive Officer cash compensation for 2009

10.6	Director compensation for 2009

10.7
Hub Group’s 2002 Long Term Incentive Plan (as amended and restated effective May 7, 2007) (incorporated by reference from Appendix B to the Registrant’s definitive proxy statement on Schedule 14A dated and filed March 26, 2007)

10.8
$40 million Credit Agreement dated as of March 23, 2005 among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank  (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 23, 2005 and filed March 25, 2005, File No. 000-27754)

10.9
Lease Agreement dated as of May 10, 2005, between Banc of America Leasing & Capital, LLC and Hub City Terminals, Inc., with form of Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.10
Guaranty of Corporation, dated as of May 10, 2005, made by Registrant to, and for the benefit of, Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.11
Amendment to the $40 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated February 21, 2006  (incorporated by reference to Exhibit 10.16 to the Registrant’s report on Form 10-K for the year ended December 31, 2005 and filed February 27, 2006, File No. 000-27754)

10.12
Form of Hub Group, Inc. 2006 Performance Unit Award Statement (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

10.13
Form of Terms of Restricted Stock Award under Hub Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

10.14
Equipment Purchase Contract, dated as of March 8, 2007, by and between Hub City Terminals, Inc., Singamas Management Services, Ltd. and Singamas North America, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed March 12, 2007, File No. 000-27754)

10.15
Asset Purchase Agreement, dated June 6, 2007, by and among Hub Group, Inc., Comtrak Logistics, Inc., Hub City Terminals, Inc.,  Interdom Partners, Commercial Cartage, Inc., Pride Logistics, L.L.C. and the other parties signatory thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed June 8, 2007, File No. 000-27754)

10.16
Termination letter, dated July 9, 2007, by and among Comtrak Logistics, Inc., Hub City Terminals, Inc., Interdom Partners, Commercial Cartage, Inc. and Pride Logistics, L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed July 10, 2007, File No. 000-27754)

14
Hub Group’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 to the Registrant’s report on Form 10-K dated March 12, 2003 and filed on March 13, 2003, File No. 000-27754)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350

EXHIBIT 10.5

Hub Group, Inc.
Description of Executive Officer Cash Compensation
For 2009

Annual Cash Compensation

Base Salary
Set forth below are the base salaries of the Chief Executive Officer and each of the four most highly compensated executive officers in 2008 effective January 1, 2009.  The Company considers various factors in assigning executive officers to specific salary ranges, including job content, level of responsibility, accountability, and the competitive compensation market.  On an annual basis, all executive officers’ salaries are reviewed and adjusted to reflect individual performance and position within their respective ranges.

Bonus Plan
Executive officers are eligible for annual performance-based awards under the Company’s bonus plan, as are all salaried employees.  For 2008, goals were weighted upon achievement of targeted levels of earnings per share and, for some executives, upon achievement of personal goals.  The goals for 2009 will also be weighted.

Restricted Stock
The Company makes periodic grants of restricted stock to executive officers.  The grants of restricted stock made in early 2009 vest in equal installments over a five year period beginning a year from the grant date.

David P. Yeager
Chairman and Chief Executive Officer

Base
2009                      $574,867

Mark A. Yeager
Vice Chairman, President and Chief Operating Officer

Base
2009                      $399,489

Terri A. Pizzuto
Executive Vice President, Chief Financial Officer and Treasurer
Base
2009                      $300,000

Christopher R. Kravas
Chief Intermodal Officer

Base
2009                      $300,000

David L. Marsh
Chief Marketing Officer

Base
2009                      $300,000

EXHIBIT 10.6

Hub Group, Inc.
Directors’ Compensation For 2009

Directors’ Compensation

Each non-employee director receives an annual retainer fee of $60,000 in 2009, paid in quarterly installments.  In addition, expenses are paid for attendance at each Committee meeting. Directors who are also officers or employees of the Company receive no compensation for duties performed as a director.

Stock Plan

The Company makes periodic grants of restricted stock to the directors.  In connection with their 2009 compensation package, each independent director received 4,000 shares of restricted stock in January 2009.  These shares vest over three years.

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

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 333-146951, 333-115576 and 333-103845) pertaining to the Hub Group, Inc. 2002 Long Term Incentive Plan, Form S-8 No. 333-107745 pertaining to the Hub Group Employee Profit Sharing Plan and Trust, Form S-8 No. 333-33006 pertaining to the Hub Group, Inc. 1999 Long-Term Incentive Plan and Form S-8 No. 333-06327 pertaining to the Hub Group, Inc. 1996 Long-Term Incentive Plan of our reports dated February 19, 2009, with respect to the consolidated financial statements and schedule of Hub Group, Inc., and the effectiveness of internal control over financial reporting of Hub Group, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2008.

/s/ Ernst & Young LLP

Chicago, Illinois
February 16, 2009