Form 10-Q
period 2009-03-31
HUB GROUP INC
filed 2009-04-24
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer  X      Accelerated Filer         Non-Accelerated Filer         Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes__  No X

On April 21, 2009 the registrant had 37,163,637 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

INDEX

HUB GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$112,673	$85,799
Accounts receivable
Trade, net	132,751	145,362
Other	7,435	10,318
Prepaid taxes	123	123
Deferred taxes	4,213	5,430
Prepaid expenses and other current assets	3,762	4,346
TOTAL CURRENT ASSETS	260,957	251,378

Restricted investments	6,573	6,118
Property and equipment, net	31,486	32,713
Other intangibles, net	6,499	6,610
Goodwill, net	233,056	233,110
Other assets	1,690	1,747
TOTAL ASSETS	$540,261	$531,676
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$110,070	$105,064
Other	7,401	6,107
Accrued expenses
Payroll	7,131	9,988
Other	24,282	26,388
TOTAL CURRENT LIABILITIES	148,884	147,547

Non-current liabilities	8,595	9,535
Deferred taxes	61,227	59,410

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2009 and 2008	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2009 and 2008; 37,163,730 shares outstanding in 2009 and 36,970,347 shares outstanding in 2008	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2009 and 2008	7	7
Additional paid-in capital	169,572	174,355
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	271,465	265,287
Treasury stock; at cost, 4,061,062 shares in 2009 and 4,254,445 shares in 2008	(104,443)	(109,419)
TOTAL STOCKHOLDERS' EQUITY	321,555	315,184

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$540,261	$531,676

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2009	2008

Revenue	$351,695	$424,995
Transportation costs	306,526	367,493

Gross margin	45,169	57,502

Costs and expenses:
Salaries and benefits	23,214	25,363
General and administrative	10,123	10,150
Depreciation and amortization	1,156	1,001
Total costs and expenses	34,493	36,514

Operating income	10,676	20,988

Other income (expense):
Interest expense	(25)	(26)
Interest and dividend income	55	338
Other, net	10	95
Total other income	40	407

Income before provision for income taxes	10,716	21,395

Provision for income taxes	4,538	8,260

Net income	$6,178	$13,135

Basic earnings per common share	$0.17	$0.35

Diluted earnings per common share	$0.17	$0.35

Basic weighted average number of shares outstanding	37,321	37,101
Diluted weighted average number of shares outstanding	37,412	37,405

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)

Three Months
Ended
March 31,
2009
Class A & B Common Stock Shares Outstanding
Beginning of year	37,632,643
Purchase of treasury shares	(40,604)
Treasury shares issued for restricted stock and stock options exercised	233,987
Ending balance	37,826,026

Class A & B Common Stock Amount
Beginning of year	$419
Ending balance	419

Additional Paid-in Capital
Beginning of year	174,355
Exercise of non-qualified stock options	(727)
Share-based compensation expense	1,078
Tax benefit of share-based compensation plans	117
Issuance of restricted stock awards, net of forfeitures	(5,251)
Ending balance	169,572

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	265,287
Net income	6,178
Ending balance	271,465

Treasury Stock
Beginning of year	(109,419)
Purchase of treasury shares	(1,042)
Issuance of restricted stock and exercise of stock options	6,018
Ending balance	(104,443)

Total stockholders’ equity	$321,555

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,178	$13,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,184	1,706
Deferred taxes	3,088	3,232
Compensation expense related to share-based compensation plans	1,078	1,171
(Gain) loss on sale of assets	(27)	29
Changes in operating assets and liabilities:
Restricted investments	(455)	(2,246)
Accounts receivable, net	15,494	(723)
Prepaid expenses and other current assets	584	578
Other assets	57	136
Accounts payable	6,300	2,499
Accrued expenses	(4,401)	(14,085)
Non-current liabilities	(940)	(196)
Net cash provided by operating activities	29,140	5,236
Cash flows from investing activities:
Proceeds from sale of equipment	48	29
Purchases of property and equipment	(1,429)	(849)
Cash used in acquisition of Comtrak, Inc.	-	(5,000)
Net cash used in investing activities	(1,381)	(5,820)
Cash flows from financing activities:
Proceeds from stock options exercised	40	315
Purchase of treasury stock	(1,042)	(672)
Excess tax benefits from share-based compensation	117	1,817
Net cash (used in) provided by financing activities	(885)	1,460

Net increase in cash and cash equivalents	26,874	876
Cash and cash equivalents beginning of period	85,799	38,002
Cash and cash equivalents end of period	$112,673	$38,878

Supplemental disclosures of cash paid for:
Interest	$25	$26
Income taxes	1,821	4,018

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at March 31, 2009 and results of operations for the three months ended March 31, 2009 and 2008.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

Certain prior year amounts have been classified to conform to the current year presentation.

NOTE 2.                      Earnings Per Share

       The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$6,178	37,321	$0.17	$13,135	37,101	$0.35

Effect of Dilutive Securities
Stock options & restricted stock	-	91	-	-	304	-

Diluted EPS	$6,178	37,412	$0.17	$13,135	37,405	$0.35

NOTE 3.                      Debt

   We had $47.4 million of unused and available borrowings under our bank revolving line of credit at March 31, 2009.  We were in compliance with our debt covenants at March 31, 2009.

We have standby letters of credit that expire at various dates from 2009 to 2012.  As of March 31, 2009, the outstanding letters of credit totaled $2.6 million.

NOTE 4.                      Commitments and Contingencies

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

NOTE 5.                      Fair Value Measurement

  At March 31, 2009, cash and cash equivalents and restricted investments include $109.1 million in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities and $6.6 million of mutual funds, respectively, which are reported at fair value.  The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy based on the criteria in SFAS No. 157.

NOTE 6.                      Restructuring Charges

In the first quarter of 2009, we recorded a restructuring charge of approximately $0.9 million consisting of a severance charge for 115 employees.  Approximately $0.5 million of severance payments remained to be paid as of March 31, 2009.

All severance charges are included in salaries and benefits in the accompanying statements of income.

The following table displays the activity and balance of the restructuring reserve in the consolidated balance sheets (in thousands):

Balance at December 31, 2008	$-
Restructuring expenses-severance	872
Cash payments made	(403)
Balance at March 31, 2009	$469

NOTE 7.                      New Pronouncements

  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities.  As of January 1, 2009, we adopted SFAS No. 157 for all non-financial assets and all non-financial liabilities.  There is no impact on our financial statements at March 31, 2009.

  The FASB issued Statement of SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) in December 2007.  SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration.  In addition SFAS No. 141(R) changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We adopted SFAS No. 141(R) effective January 1, 2009.  Any impact would be on future acquisitions.

  The FASB issued Statement of SFAS No. 160, “Noncontrolling Interest” (SFAS No. 160) in December 2007.  SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.  We adopted SFAS No. 160 effective January 1, 2009.  There is no impact at March 31, 2009.

  In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted FSP No. 142-3 effective January 1, 2009.  There is no impact at March 31, 2009.

  In June 2008, the FASB issued a Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” (“FSP EITF 03−06−1”).  The FSP clarified that all unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and provides guidance on how to compute basic EPS under the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted FSP EITF 03-6-1 effective January 1, 2009 and it had no impact on our financial statements.

HUB GROUP, INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks.  Such statements should be viewed with caution.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors.  We assume no liability to update any such forward-looking statements contained in this quarterly report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	increases in costs for independent contractors due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	significant deterioration in our customer’s financial condition, particularly in the retail and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	inability to recruit and retain drivers and owner operators;
•	changes in insurance costs and claims expense;
•	changes to current laws which will aid union organizing efforts; and
•	inability to close and successfully integrate any future business combinations.

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

Our drayage services are provided by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), that assists us in providing reliable, cost effective intermodal services to our customers.  Our subsidiary has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Harrisburg, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa.  At March 31, 2009, Comtrak owned 287 tractors, leased 21 tractors, leased or owned 603 trailers, and employed 297 drivers and contracted with 946 owner-operators.

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

Our top 50 customers’ revenue represents approximately 51% of our revenue as of March 31, 2009.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, costs per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended
	March 31,
			%
	2009	2008	Change

Revenue
Intermodal	$245,569	$302,771	(18.9%)
Truck brokerage	68,040	89,908	(24.3)
Logistics	38,086	32,316	17.9
Total revenue	$351,695	$424,995	(17.2%)

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2009	2008

Revenue	100.0%	100.0%

Transportation costs	87.2	86.5

Gross margin	12.8	13.5

Costs and expenses:
Salaries and benefits	6.6	6.0
General and administrative	2.9	2.4
Depreciation and amortization	0.3	0.2
Total costs and expenses	9.8	8.6

Operating income	3.0	4.9

Other income:
Interest and dividend income	0.0	0.1
Total other income	0.0	0.1

Income before provision for income taxes	3.0	5.0

Provision for income taxes	1.2	1.9

Net income	1.8%	3.1%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Revenue

Revenue decreased 17.2% to $351.7 million in 2009 from $425.0 million in 2008.  Intermodal revenue decreased 18.9% to $245.6 million due to a 4.9% decrease in volume, an 11.0% decline for fuel, a 2.0% price decrease and 1.0% due to unfavorable mix.  Truck brokerage revenue decreased 24.3% to $68.0 million due to a decrease in volume, a 9% decrease related to fuel, lower prices and an unfavorable mix change due to a shorter length of haul.  Our length of haul for truck brokerage was down 8% or 70 miles.  Logistics revenue increased 17.9% to $38.1 million related to several new customers added in 2008 and an increase in business with existing accounts.

Gross Margin

Gross margin decreased 21.4% to $45.2 million in 2009 from $57.5 million in 2008.  This $12.3 million margin decline comes from, in order of magnitude, first intermodal and then truck brokerage.  Margin decline was attributed to pricing being down in the quarter, lower volume and changes in customer mix.  As a percent of revenue, gross margin has decreased to 12.8% in 2009 from 13.5% in 2008.  The decrease in gross margin as a percent of revenue was driven primarily by intermodal pricing pressure, and lower margins from our drayage company, Comtrak.

Salaries and Benefits

As a percentage of revenue, salaries and benefits increased to 6.6% in 2009 from 6.0% in 2008.  Salaries and benefits decreased to $23.2 million in 2009 from $25.4 million in 2008 due primarily to a decrease in bonus expense and headcount.  Bonus is $2.0 million lower in the first quarter of 2009 due to not earning any EPS-based bonus in 2009.  This decrease was partially offset by an increase in salaries which included severance costs for the three months ended March 31, 2009 of $0.9 million.  Headcount as of March 31, 2009 was 1,004 which excludes drivers as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses decreased to $10.1 million in 2009 from $10.2 million in 2008.  As a percentage of revenue, these expenses increased to 2.9% from 2.4%.  Total expenses decreased due to a reduction in outside services of $0.5 million, and a reduction of $0.2 million each for sales commissions, advertising expenses and travel and entertainment expenses.  These decreases were partially offset by a $1.0 million increase in bad debt expense, quarter over quarter.

Depreciation and Amortization

Depreciation and amortization increased to $1.2 million in 2009 from $1.0 million in 2008.  This expense as a percentage of revenue increased to 0.3% in 2009 from 0.2% in 2008.   The increase in depreciation and amortization is due primarily to a decrease in the salvage value of certain assets.

Other Income (Expense)

Interest and other income decreased to $0.04 million in 2009 from $0.40 million in 2008.   The decrease in interest and dividend income is a result of lower interest rates in 2009 due to investing our cash in money market funds comprised of U.S. Treasury Securities and repurchase agreements for these securities rather than commercial paper.

Provision for Income Taxes

The provision for income taxes decreased to $4.5 million in 2009 compared to $8.3 million in 2008.  We provided for income taxes using an effective rate of 42.3% in 2009 and an effective rate of 38.6% in 2008.  The 2009 effective rate was higher due to income tax law changes enacted in February, 2009 by Wisconsin and California.  The combined effect of the changes is approximately a $0.4 million increase in expense.

Net Income

Net income decreased to $6.2 million in 2009 from $13.1 million in 2008 due to lower gross margin partially offset by decreases in both operating expenses and income tax expense.

Earnings Per Common Share

Basic earnings per share were $0.17 in 2009 and $0.35 in 2008.  Diluted earnings per share were $0.17 in 2009 and $0.35 in 2008.

LIQUIDITY AND CAPITAL RESOURCES

During 2009, we have funded operations, capital expenditures and stock buy backs through cash flows from operations.

Cash provided by operating activities for the three months ended March 31, 2009 was approximately $29.1 million, which resulted primarily from income of $6.2 million adjusted for non-cash charges of $6.3 million and the change in operating assets and liabilities of $16.6 million.

Net cash used in investing activities for the three months ended March 31, 2009 was $1.4 million and related primarily to capital expenditures of $1.4 million.  We expect capital expenditures to be between $7.0 million and $8.0 million for all of 2009.

The net cash used in financing activities for the three months ended March 31, 2009 was $0.9 million.  We used $1.0 million of cash to purchase treasury stock and reported $0.1 million of excess tax benefits from share-based compensation as a financing cash in-flow.

We had $47.4 million of unused and available borrowings under our bank revolving line of credit at March 31, 2009.  We were in compliance with our debt covenants at March 31, 2009.

We have standby letters of credit that expire at various dates from 2009 to 2012.  As of March 31, 2009, the outstanding letters of credit were $2.6 million.

We have authorization to spend up to $73.6 million to purchase common stock through June of 2009.  No shares were purchased under this authorization in the first quarter of 2009.  We may make additional purchases from time to time as market conditions warrant.

Contractual Obligations

Our contractual cash obligations as of March 31, 2009 are minimum rental commitments.  Minimum annual rental commitments at March 31, 2009, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2009	$16,022
2010	18,995
2011	17,331
2012	14,355
2013	4,747
2014 and thereafter	2,480
$73,930

Deferred Compensation

Under our Nonqualified Deferred Compensation Plans (the “Plans”), participants can elect to defer certain compensation.  Payments under the Plans are due as follows as of March 31, 2009 (in thousands):

2010	$1,596
2011	479
2012	606
2013	507
2014 and thereafter	5,453
$8,641

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

Item 4.  CONTROLS AND PROCEDURES

As of March 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2009.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      Other  Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2007, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  This authorization expires June 30, 2009.  No shares were purchased in the first quarter of 2009.   We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to March 31	-	$-	-	$73,598
Total	-	$-	-00	$73,598

This table excludes 40,604 shares purchased by the Company for $1.0 million during the three months ended March 31, 2009 related to employee withholding upon vesting of restricted stock.

Item 6.  Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

Date: April 24, 2009	By:	/s/ Terri A. Pizzuto
Name: Terri A. Pizzuto
Title: Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                      Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.