Form 10-Q
period 2009-06-30
HUB GROUP INC
filed 2009-07-24
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X   No  ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes ___   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer  X      Accelerated Filer  __      Non-Accelerated Filer __    Smaller Reporting Company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).  Yes__  No X

On July 22, 2009, the registrant had 37,159,455 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$113,091	$85,799
Accounts receivable
Trade, net	143,368	145,362
Other	10,603	10,318
Prepaid taxes	123	123
Deferred taxes	5,683	5,430
Prepaid expenses and other current assets	6,606	4,346
TOTAL CURRENT ASSETS	279,474	251,378

Restricted investments	7,688	6,118
Property and equipment, net	29,968	32,713
Other intangibles, net	6,387	6,610
Goodwill, net	233,001	233,110
Other assets	1,684	1,747
TOTAL ASSETS	$558,202	$531,676
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$114,093	$105,064
Other	8,125	6,107
Accrued expenses
Payroll	6,890	9,988
Other	25,562	26,388
TOTAL CURRENT LIABILITIES	154,670	147,547

Non-current liabilities	9,760	9,535
Deferred taxes	62,844	59,410

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2009 and 2008	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2009 and 2008; 37,162,919 shares outstanding in 2009 and 36,970,347 shares outstanding in 2008	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2009 and 2008	7	7
Additional paid-in capital	170,654	174,355
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	279,770	265,287
Treasury stock; at cost, 4,061,873 shares in 2009 and 4,254,445 shares in 2008	(104,457)	(109,419)
TOTAL STOCKHOLDERS' EQUITY	330,928	315,184

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$558,202	$531,676

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2009	2008	2009	2008

Revenue	$362,613	$490,929	$714,308	$915,924
Transportation costs	316,850	431,090	623,376	798,583
Gross margin	45,763	59,839	90,932	117,341

Costs and expenses:
Salaries and benefits	22,063	24,301	45,277	49,664
General and administrative	9,130	10,477	19,253	20,627
Depreciation and amortization	1,124	991	2,280	1,992
Total costs and expenses	32,317	35,769	66,810	72,283

Operating income	13,446	24,070	24,122	45,058

Other income (expense):
Interest expense	(25)	(26)	(50)	(52)
Interest and dividend income	36	340	91	678
Other, net	62	(9)	72	86
Total other income	73	305	113	712

Income before provision for income taxes	13,519	24,375	24,235	45,770

Provision for income taxes	5,214	9,405	9,752	17,665

Net income	$8,305	$14,970	$14,483	$28,105

Basic earnings per common share	$0.22	$0.40	$0.39	$0.76

Diluted earnings per common share	$0.22	$0.40	$0.39	$0.75

Basic weighted average number of shares outstanding	37,344	37,191	37,333	37,146

Diluted weighted average number of shares outstanding	37,480	37,489	37,446	37,447

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2009
(in thousands, except shares)

June 30,
2009
Class A & B Common Stock Shares Outstanding
Beginning of year	37,632,643
Purchase of treasury shares	(42,528)
Treasury shares issued for restricted stock and stock options exercised	235,100
Ending balance	37,825,215

Class A & B Common Stock Amount
Beginning of year	$419
Ending balance	419

Additional Paid-in Capital
Beginning of year	174,355
Exercise of non-qualified stock options	(748)
Share-based compensation expense	2,152
Tax benefit of share-based compensation plans	147
Issuance of restricted stock awards, net of forfeitures	(5,252)
Ending balance	170,654

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	265,287
Net income	14,483
Ending balance	279,770

Treasury Stock
Beginning of year	(109,419)
Purchase of treasury shares	(1,082)
Issuance of restricted stock and exercise of stock options	6,044
Ending balance	(104,457)

Total stockholders’ equity	$330,928

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$14,483	$28,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,320	3,395
Deferred taxes	3,227	5,149
Compensation expense related to share-based compensation plans	2,152	2,257
Gain on sale of assets	(16)	(197)
Changes in operating assets and liabilities:
Restricted investments	(1,570)	(2,540)
Accounts receivable, net	1,709	(31,826)
Prepaid expenses and other current assets	(2,260)	(1,607)
Other assets	63	122
Accounts payable	11,047	26,608
Accrued expenses	(3,362)	(8,938)
Non-current liabilities	288	45
Net cash provided by operating activities	30,081	20,573
Cash flows from investing activities:
Proceeds from sale of equipment	53	364
Purchases of property and equipment	(1,951)	(1,858)
Cash used in acquisition of Comtrak, Inc.	-	(5,000)
Net cash used in investing activities	(1,898)	(6,494)
Cash flows from financing activities:
Proceeds from stock options exercised	44	355
Purchase of treasury stock	(1,082)	(796)
Excess tax benefits from share-based compensation	147	2,398
Net cash (used in) provided by financing activities	(891)	1,957

Net increase in cash and cash equivalents	27,292	16,036
Cash and cash equivalents beginning of period	85,799	38,002
Cash and cash equivalents end of period	$113,091	$54,038

Supplemental disclosures of cash paid for:
Interest	$50	$52
Income taxes	$4,413	$11,165

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at June 30, 2009 and results of operations for the three months and six months ended June 30, 2009 and 2008.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

As of July 24, 2009, the date the financial statements were issued, no reportable subsequent events occurred.

NOTE 2.                      Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$8,305	37,344	$0.22	$14,970	37,191	$0.40

Effect of Dilutive Securities
Stock options & restricted stock		136			298

Diluted EPS	$8,305	37,480	$0.22	$14,970	37,489	$0.40

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$14,483	37,333	$0.39	$28,105	37,146	$0.76

Effect of Dilutive Securities
Stock options & restricted stock		113			301

Diluted EPS	$14,483	37,446	$0.39	$28,105	37,447	$0.75

NOTE 3.                      Debt

We had $47.1 million of unused and available borrowings under our bank revolving line of credit at June 30, 2009.  We were in compliance with our debt covenants at June 30, 2009.

We have standby letters of credit that expire at various dates from 2009 to 2012.  As of June 30, 2009, the outstanding letters of credit totaled $2.9 million.

NOTE 4.                      Commitments and Contingencies

We are a party to litigation incident to our business, including claims for freight lost or damaged in-transit, freight improperly shipped or improperly billed, property damage and personal injury.  Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers.  Some of the lawsuits are not covered by insurance and we are defending them.  Management does not believe that the outcome of this litigation will have a material adverse effect on our financial position.

NOTE 5.                      Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value as of June 30, 2009 due to their short-term nature.  At June 30, 2009, cash and cash equivalents and restricted investments include $111.5 million in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities and $7.7 million of mutual funds, which are reported at fair value.  The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy based on the criteria in SFAS No. 157.

NOTE 6.                      Restructuring Charges

In the first quarter of 2009, we recorded a restructuring charge of approximately $0.9 million consisting of a severance charge for 115 employees.  Approximately $0.5 million of severance payments remained to be paid as of March 31, 2009.

In the second quarter of 2009, we recorded a restructuring charge of approximately $0.04 million consisting of a severance charge for 7 employees.  Approximately $0.1 million of severance payments remained to be paid as of June 30, 2009.

All severance charges are included in salaries and benefits in the statements of income.

The following table displays the activity and balances of the restructuring reserves in the consolidated balance sheets (in thousands):

Balance at December 31, 2008	$-
Restructuring expenses-severance	872
Cash payments made	(403)
Balance at March 31, 2009	$469
Restructuring expenses-severance	36
Cash payments made	(291)
Change in estimate	(68)
Balance at June 30, 2009	$146

NOTE 7.                      New Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted SFAS No. 157 effective January 1, 2008 for all financial assets and liabilities.  As of January 1, 2009, we adopted SFAS No. 157 for all non-financial assets and all non-financial liabilities.  There is no impact on our financial statements at June 30, 2009.

The FASB issued Statement of SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)) in December 2007.  SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration.  In addition, SFAS No. 141(R) changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies and requires the expensing of acquisition-related costs as incurred.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We adopted SFAS No. 141(R) effective January 1, 2009.  Any impact would be on future acquisitions.

The FASB issued Statement of SFAS No. 160, “Noncontrolling Interest” (SFAS No. 160) in December 2007.  SFAS No. 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.  We adopted SFAS No. 160 effective January 1, 2009.  There is no impact as of June 30, 2009.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted FSP No. 142-3 effective January 1, 2009.  There is no impact as of June 30, 2009.

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

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  This FSP is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted FSP No. 157-4 effective for the quarter ending June 30, 2009.  There is no impact of the adoption of this FSP as of June 30, 2009.

   In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods.  FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of FSP FAS 107-1 and APB 28-1 had no impact on our financial statements as of June 30, 2009.

The FASB issued Statement of SFAS No. 165, “Subsequent Events” (SFAS No. 165) in May 2009.  SFAS No. 165 is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively.  We adopted SFAS No. 165 effective for the quarter ending June 30, 2009.

HUB GROUP, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks.  Such statements should be viewed with caution.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors.  We assume no liability to update any such forward-looking statements contained in this quarterly report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	increases in costs for independent contractors due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	significant deterioration in our customers’ financial condition, particularly in the retail and durable goods sector;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	inability to recruit and retain drivers and owner operators;
•	changes in insurance costs and claims expense;
•	changes to current laws which will aid union organizing efforts; and
•	inability to close and successfully integrate any future business combinations.

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

Our drayage services are provided by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”).  Comtrak provides reliable, cost effective intermodal services to our customers.  Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Harrisburg, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Savannah, St. Louis, Stockton, and Tampa.  As of June 30, 2009, Comtrak owned 286 tractors, leased 20 tractors, leased or owned 555 trailers, and employed 303 drivers and contracted with 948 owner-operators.

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

Our yield management group works with pricing and operations to enhance customer margins.  We are working on margin enhancement projects including matching up inbound and outbound loads, reducing our drayage costs and improving our recovery of accessorial costs.  Our top 50 customers’ revenue represents approximately 57% of our revenue as of June 30, 2009.

We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, costs per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			%				%
	2009	2008	Change		2009	2008	Change

Revenue
Intermodal	$254,072	$351,640	(27.7	) %	$499,641	$654,411	(23.7	) %
Truck brokerage	71,399	98,667	(27.6)		139,439	188,575	(26.1)
Logistics	37,142	40,622	(8.6)		75,228	72,938	3.1
Total revenue	$362,613	$490,929	(26.1	) %	$714,308	$915,924	(22.0	) %

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%

Transportation costs	87.4	87.8	87.3	87.2

Gross margin	12.6	12.2	12.7	12.8

Costs and expenses:
Salaries and benefits	6.1	5.0	6.3	5.4
General and administrative	2.5	2.1	2.7	2.3
Depreciation and amortization	0.3	0.2	0.3	0.2
Total costs and expenses	8.9	7.3	9.3	7.9

Operating income	3.7	4.9	3.4	4.9

Other income:
Interest and dividend income	0.0	0.1	0.0	0.1
Total other income	0.0	0.1	0.0	0.1

Income before provision for income taxes	3.7	5.0	3.4	5.0

Provision for income taxes	1.4	2.0	1.4	1.9

Net income	2.3%	3.0%	2.0%	3.1%

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Revenue

Revenue decreased 26.1% to $362.6 million in 2009 from $490.9 million in 2008.  Intermodal revenue decreased 27.7% to $254.1 million due to a 10% decrease in volume, a 14% decline for fuel, a 3% price decrease and 1% decrease due to unfavorable mix.  Truck Brokerage revenue decreased 27.6% to $71.4 million due to a 7% decrease in volume, a 15% decline for fuel and a 6% decline due to pricing and unfavorable mix.  Our length of haul for truck brokerage was down 7% or 55 miles.  Logistics revenue decreased 8.6% to $37.1 million due to customer losses from 2008 and lower sales to existing customers partially offset by new customers landed in 2008 and 2009.

Gross Margin

Gross margin decreased 23.5% to $45.8 million in 2009 from $59.8 million in 2008.  This margin decline is primarily due to intermodal.  Intermodal margin decline is due to pricing being down 3% in the quarter, lower volume and lower margin from Comtrak, our drayage company.  As a percent of revenue, gross margin has increased to 12.6% in 2009 from 12.2% in 2008.  The increase in gross margin as a percent of revenue is primarily due to improvement in truck brokerage yields and lower fuel revenue.

Salaries and Benefits

Salaries and benefits decreased to $22.1 million in 2009 from $24.3 million in 2008 due primarily to a decrease in bonus expense and headcount, and a reduction of commissions of $0.4 million.  Bonus is $1.5 million lower due to not earning any EPS-based bonus in 2009.  Headcount as of June 30, 2009 and 2008 was 1,016 and 1,086, respectively, which excludes drivers as driver costs are included in transportation costs.  As a percentage of revenue, salaries and benefits increased to 6.1% in 2009 from 5.0% in 2008.

General and Administrative

General and administrative expenses decreased to $9.1 million in 2009 from $10.5 million in 2008.  As a percentage of revenue, these expenses increased to 2.5% from 2.1%.  Total expenses decreased due to reductions in outside services of $0.6 million, travel and entertainment expenses of $0.4 million and a bad debt expense of $0.3 million.  The reduction in outside service expenses and travel and entertainment expenses resulted primarily from an increased focus on controlling costs.

Depreciation and Amortization

Depreciation and amortization increased to $1.1 million in 2009 from $1.0 million in 2008.  This expense as a percentage of revenue increased to 0.3% in 2009 from 0.2% in 2008.  The increase in depreciation and amortization is due primarily to a decrease in the salvage value of certain assets.

Other Income (Expense)

Interest and dividend income decreased to $0.1 million in 2009 from $0.3 million in 2008.  The decrease in interest and dividend income is a result of lower interest rates in 2009 due to investing our cash in money market funds comprised of U.S. Treasury Securities and repurchase agreements for these securities rather than commercial paper.

Provision for Income Taxes

The provision for income taxes decreased to $5.2 million in 2009 compared to $9.4 million in 2008 due to the overall decrease in pretax income.  We provided for income taxes using an effective rate of 38.6% in both 2009 and 2008.

Net Income

Net income decreased to $8.3 million in 2009 from $15.0 million in 2008 due to lower gross margin.

Earnings Per Common Share

Basic earnings per share were $0.22 in 2009 and $0.40 in 2008.  Basic earnings per share decreased due to the decrease in net income.

Diluted earnings per share were $0.22 in 2009 and $0.40 in 2008.  Diluted earnings per share decreased due to the decrease in net income.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenue

Revenue decreased 22.0% to $714.3 million in 2009 from $915.9 million in 2008.  Intermodal revenue decreased 23.7% to $499.7 million due to an 8% decrease in volume, a 13% decline for fuel and a 3% decrease related to price and unfavorable mix.  Truck Brokerage revenue decreased 26.1% to $139.4 million due to an 8% decrease in volume, a 12% decline for fuel and an 6% decline due to pricing and unfavorable mix.  Logistics revenue increased 3.1% to $75.2 million due to new customers landed in 2008 and 2009, partially offset by customer losses from 2008 and lower sales to existing customers.

Gross Margin

Gross margin decreased 22.5% to $90.9 million in 2009 from $117.3 million in 2008.  This margin decline is primarily due to intermodal.  Intermodal margin decline was due to to pricing being down, lower volume and lower margin from Comtrak, our drayage company.  As a percent of revenue, gross margin has decreased to 12.7% in 2009 from 12.8% in 2008.  The decrease in gross margin as a percent of revenue was driven primarily by intermodal pricing pressure.  This decrease was offset partially by increased gross margin as a percent of revenue in truck brokerage.

Salaries and Benefits

Salaries and benefits decreased to $45.2 million in 2009 from $49.7 million in 2008 due primarily to a decrease in bonus expense and headcount and a reduction of commissions of $0.6 million.  Bonus is $3.5 million lower in the first six months of 2009 due to not earning any EPS-based bonus in 2009.  As a percentage of revenue, salaries and benefits increased to 6.3% for 2009 from 5.4% in 2008.

General and Administrative

General and administrative expenses decreased to $19.3 million for 2009 from $20.6 million in 2008.  Total expenses decreased due to a reduction in outside services of $1.0 million, a decrease in travel and entertainment expenses of $0.6 million and a reduction of $0.3 million each for office expense and outside sales commissions.  The reduction in outside service expenses and travel and entertainment expenses resulted primarily from an increased focus on controlling costs.  These decreases were partially offset by a $0.7 million increase in bad debt expense.  As a percentage of revenue, these expenses increased to 2.7% in 2009 from 2.3% in 2008.

Depreciation and Amortization

Depreciation and amortization increased to $2.3 million in 2009 from $2.0 million in 2008.  This expense as a percentage of revenue increased to 0.3% in 2009 from 0.2% in 2008.  The increase in depreciation and amortization is due primarily to a decrease in the salvage value of certain assets.

Other Income (Expense)

Interest and dividend income decreased to $0.1 million in 2009 from $0.7 million in 2008.  The decrease in interest and dividend income is a result of lower interest rates due to investing our cash in money market funds comprised of U.S. Treasury Securities and repurchase agreements for these securities rather than commercial paper.

Provision for Income Taxes

The provision for income taxes decreased to $9.8 million in 2009 compared to $17.7 million in 2008 due to the overall decrease in pretax income.  We provided for income taxes using an effective rate of 40.2% in 2009 and an effective rate of 38.6% in 2008.  The 2009 effective rate was higher due to income tax law changes enacted in February 2009 by Wisconsin and California.  The combined effect of the changes is approximately a $0.4 million increase in expense.

Net Income

Net income decreased to $14.5 million in 2009 from $28.1 million in 2008 due primarily to lower gross margin.

Earnings Per Common Share

Basic earnings per share was $0.39 in 2009 and $0.76 in 2008.  Basic earnings per share decreased due to the decrease in net income.

Diluted earnings per share decreased to $0.39 in 2009 from $0.75 in 2008.  Diluted earnings per share decreased due to the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

During 2009, we have funded operations, capital expenditures and stock buy backs through cash flows from operations.

Cash provided by operating activities for the six months ended June 30, 2009 was approximately $30.1 million, which resulted primarily from income of $14.5 million adjusted for non-cash charges of $9.7 million and the change in operating assets and liabilities of $5.9 million.

Net cash used in investing activities for the six months ended June 30, 2009 was $1.9 million and related primarily to capital expenditures of $2.0 million partially offset by $0.1 million of cash generated from the sale of equipment.  We expect capital expenditures to be between $5.5 million and $6.5 million for all of 2009.

The net cash used in financing activities for the six months ended June 30, 2009 was $0.9 million.  We used $1.1 million of cash to purchase treasury stock partially offset by $0.2 million of proceeds from stock options exercised and the reported excess tax benefits from share-based compensation as a financing cash in-flow.

We had $47.1 million of unused and available borrowings under our bank revolving line of credit as of June 30, 2009.  We were in compliance with our debt covenants as of June 30, 2009.

We have standby letters of credit that expire on various dates from 2009 to 2012.  As of June 30, 2009, the outstanding letters of credit were $2.9 million.

No shares were purchased during the second quarter related to the November 2007 authorization to spend up to $75.0 million to purchase Class A Common Stock.  This authorization expired as of June 30, 2009.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations as of June 30, 2009 are minimum rental commitments.  Minimum annual rental commitments at June 30, 2009, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2009	$10,729
2010	19,213
2011	17,406
2012	14,410
2013	5,336
2014 and thereafter	1,892
$68,986

Deferred Compensation

Under our Nonqualified Deferred Compensation Plans (the “Plans”), participants can elect to defer certain compensation.  Payments under the Plans are due as follows as of June 30, 2009 (in thousands):

2010	$1,688
2011	567
2012	675
2013	598
2014 and thereafter	6,314
$9,842

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

Item 4.  CONTROLS AND PROCEDURES

As of June 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2009.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      Other  Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 14, 2007, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  This authorization expired June 30, 2009.  No shares were purchased during the six months ended June 30, 2009.

The following table displays the number of shares purchased:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan(in 000’s)
April	--	$--	--	$73,598
May	--	$--	--	$73,598
June	--	$--	--	$-
Total	-	$-	-	$-

This table excludes 42,528 shares purchased by the Company for $1.1 million during the six months ended June 30, 2009 related to employee withholding upon vesting of restricted stock.

Item 4.  Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders of Hub Group, Inc. was held on May 6, 2009.  All five of the directors were re-elected with the following votes:  David P. Yeager:  86,240,723 for and 1,220,298 votes withheld; Mark A. Yeager: 85,715,678 for and 1,745,343 votes withheld; Gary D. Eppen: 81,101,863 for and 6,359,158 votes withheld; Charles R. Reaves: 85,954,829 for and 1,506,192 votes withheld; Martin P. Slark: 85,958,918 for and 1,502,103 votes withheld.

Item 6.  Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

Date: July 24, 2009	By:	/s/ Terri A. Pizzuto
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