Form 10-Q
period 2009-09-30
HUB GROUP INC
filed 2009-10-23
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

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

On October 21, 2009, the registrant had 37,225,313 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2009	December 31, 2008
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$122,808	$85,799
Accounts receivable
Trade, net	158,629	145,362
Other	9,606	10,318
Prepaid taxes	132	123
Deferred taxes	6,064	5,430
Prepaid expenses and other current assets	6,155	4,346
TOTAL CURRENT ASSETS	303,394	251,378

Restricted investments	8,951	6,118
Property and equipment, net	28,686	32,713
Other intangibles, net	6,276	6,610
Goodwill, net	232,946	233,110
Other assets	1,648	1,747
TOTAL ASSETS	$581,901	$531,676
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$124,044	$105,064
Other	7,669	6,107
Accrued expenses
Payroll	9,691	9,988
Other	22,579	26,388
TOTAL CURRENT LIABILITIES	163,983	147,547

Non-current liabilities	11,073	9,535
Deferred taxes	64,408	59,410

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2009 and 2008	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2009 and 2008; 37,225,313 shares outstanding in 2009 and 36,970,347 shares outstanding in 2008	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2009 and 2008	7	7
Additional paid-in capital	170,725	174,355
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	289,601	265,287
Accumulated other comprehensive income	2	-
Treasury stock; at cost, 3,999,479 shares in 2009 and 4,254,445 shares in 2008	(102,852)	(109,419)
TOTAL STOCKHOLDERS' EQUITY	342,437	315,184
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$581,901	$531,676

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2009	2008	2009	2008

Revenue	$388,781	$514,212	$1,103,089	$1,430,136
Transportation costs	340,581	451,052	963,958	1,249,635
Gross margin	48,200	63,160	139,131	180,501

Costs and expenses:
Salaries and benefits	22,237	24,116	67,514	73,780
General and administrative	9,122	10,766	28,374	31,393
Depreciation and amortization	949	995	3,229	2,987
Total costs and expenses	32,308	35,877	99,117	108,160

Operating income	15,892	27,283	40,014	72,341

Other income (expense):
Interest expense	(26)	(31)	(76)	(83)
Interest and dividend income	29	362	120	1,040
Other, net	116	(58)	188	28
Total other income	119	273	232	985

Income before provision for income taxes	16,011	27,556	40,246	73,326

Provision for income taxes	6,180	10,626	15,932	28,291

Net income	$9,831	$16,930	$24,314	$45,035

Basic earnings per common share	$0.26	$0.45	$0.65	$1.21

Diluted earnings per common share	$0.26	$0.45	$0.65	$1.20

Basic weighted average number of shares outstanding	37,373	37,209	37,346	37,167

Diluted weighted average number of shares outstanding	37,550	37,541	37,481	37,478

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2009
(in thousands, except shares)

September 30,
2009
Class A & B Common Stock Shares Outstanding
Beginning of year	37,632,643
Purchase of treasury shares	(43,218)
Treasury shares issued for restricted stock and stock options exercised	298,184
Ending balance	37,887,609

Class A & B Common Stock Amount
Beginning of year	$419
Ending balance	419

Additional Paid-in Capital
Beginning of year	174,355
Exercise of non-qualified stock options	(2,336)
Share-based compensation expense	3,218
Tax benefit of share-based compensation plans	660
Issuance of restricted stock awards, net of forfeitures	(5,172)
Ending balance	170,725

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	265,287
Net income	24,314
Ending balance	289,601

Accumulated Other Comprehensive Income
Beginning of year	-
Foreign currency translation adjustments	2
Ending balance	2

Treasury Stock
Beginning of year	(109,419)
Purchase of treasury shares	(1,096)
Issuance of restricted stock and exercise of stock options	7,663
Ending balance	(102,852)

Total stockholders’ equity	$342,437

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$24,314	$45,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,282	5,326
Deferred taxes	4,465	7,459
Compensation expense related to share-based compensation plans	3,218	3,332
(Gain) loss on sale of assets	(21)	77
Changes in operating assets and liabilities:
Restricted investments	(2,833)	(1,883)
Accounts receivable, net	(12,555)	(44,723)
Prepaid taxes	(9)	-
Prepaid expenses and other current assets	(1,809)	(1,416)
Other assets	99	208
Accounts payable	20,542	29,920
Accrued expenses	(3,544)	(7,250)
Non-current liabilities	1,601	(242)
Net cash provided by operating activities	39,750	35,843
Cash flows from investing activities:
Proceeds from sale of equipment	72	857
Purchases of property and equipment	(2,534)	(7,219)
Cash used in acquisition of Comtrak, Inc.	-	(5,000)
Net cash used in investing activities	(2,462)	(11,362)
Cash flows from financing activities:
Proceeds from stock options exercised	155	401
Purchase of treasury stock	(1,096)	(2,215)
Excess tax benefits from share-based compensation	660	2,709
Net cash (used in) provided by financing activities	(281)	895

Effect of exchange rate changes on cash and cash equivalents	2	-

Net increase in cash and cash equivalents	37,009	25,376
Cash and cash equivalents beginning of period	85,799	38,002
Cash and cash equivalents end of period	$122,808	$63,378

Supplemental disclosures of cash paid for:
Interest	$76	$83
Income taxes	$11,676	$19,932

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position at September 30, 2009 and results of operations for the three months and nine months ended September 30, 2009 and 2008.

These unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

Certain prior year amounts have been classified to conform to the current year presentation.

As of October 23, 2009, the date the financial statements were issued, no reportable subsequent events occurred.

NOTE 2.                      Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$9,831	37,373	$0.26	$16,930	37,209	$0.45

Effect of Dilutive Securities
Stock options & restricted stock		177			332

Diluted EPS	$9,831	37,550	$0.26	$16,930	37,541	$0.45

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$24,314	37,346	$0.65	$45,035	37,167	$1.21

Effect of Dilutive Securities
Stock options & restricted stock		135			311

Diluted EPS	$24,314	37,481	$0.65	$45,035	37,478	$1.20

NOTE 3.                      Debt

We had $47.1 million of unused and available borrowings under our bank revolving line of credit at September 30, 2009.  We were in compliance with our debt covenants as of September 30, 2009.

We have standby letters of credit that expire at various dates from 2009 to 2012.  As of September 30, 2009, the outstanding letters of credit totaled $2.9 million.

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

NOTE 5.                      Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value as of September 30, 2009 due to their short-term nature.  As of September 30, 2009, cash and cash equivalents and restricted investments include $119.7 million in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities and $9.0 million of mutual funds, which are reported at fair value.  The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the FASB Accounting Codification (“the Codification”).

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

In the third quarter of 2009, we recorded a restructuring charge of approximately $0.06 million consisting of a severance charge for 4 employees.  Approximately $0.02 million of severance payments remained to be paid as of September 30, 2009.

All severance charges are included in salaries and benefits in the statements of income.

The following table displays the activity and balances of the restructuring reserves in the consolidated balance sheets (in thousands):

Balance at December 31, 2008	$-
Restructuring expenses-severance	872
Cash payments made	(403)
Balance at March 31, 2009	$469
Restructuring expenses-severance	36
Cash payments made	(291)
Change in estimate	(68)
Balance at June 30, 2009	$146
Restructuring expenses-severance	55
Cash payments made	(153)
Change in estimate	(33)
Balance at September 30, 2009	$15

NOTE 7.                      New Pronouncements

In September 2006, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of this guidance for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted the guidance effective January 1, 2008 for all financial assets and liabilities.  As of January 1, 2009, we adopted the guidance for all non-financial assets and all non-financial liabilities.  There is no impact on our financial statements as of September 30, 2009.

In December 2007, the FASB issued guidance in the Business Combinations Topic of the Codification.  This guidance requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values including contingent consideration.  In addition, this guidance changes the recognition of assets acquired and liabilities assumed arising from preacquisition contingencies and requires the expensing of acquisition-related costs as incurred.  The guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  We adopted this guidance effective January 1, 2009.  Any impact would be on future acquisitions.

In December 2007, the FASB issued guidance in the Consolidation Topic of the Codification on the accounting for noncontrolling interests in consolidated financial statements.  This guidance clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests.  This guidance is effective as of the beginning of an entity’s first fiscal year that begins on or after December 15, 2008 and is required to be adopted prospectively, except for the reclassification of noncontrolling interests to equity and the recasting of net income (loss) attributable to both the controlling and noncontrolling interests, which are required to be adopted retrospectively.  We adopted this guidance effective January 1, 2009.  There is no impact on our financial statements as of September 30, 2009.

In April 2008, the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification on the determination of the useful life of an intangible asset.  This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted this guidance effective January 1, 2009.  There is no impact on our financial statements as of September 30, 2009.

In June 2008, FASB issued guidance in the Earnings Per Share Topic of the Codification on determining whether instruments granted in share-based payment transactions are participating securities.  The guidance clarified that all unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities and provides guidance on how to compute basic EPS under the two-class method.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We adopted this guidance effective January 1, 2009 and it had no impact on our financial statements.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  There is no impact of the adoption on our financial statements as of September 30, 2009.

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments.  The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods.  The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of this guidance had no impact on our financial statements as of September 30, 2009, other than the additional disclosure.

The FASB issued guidance in the Subsequent Events Topic of the Codification in May 2009.  The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and is required to be adopted prospectively.  We adopted this guidance effective for the quarter ending June 30, 2009.  The adoption of this guidance had no impact on our financial statements as of September 30, 2009, other than the additional disclosure.

In June 2009, the FASB issued guidance which will amend the Consolidation Topic of the Codification.  The guidance addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept and responds to concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs).  The guidance is effective beginning on January 1, 2010.  We do not expect the adoption of this guidance to have an impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05).  ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 is effective for us for the reporting period ending December 31, 2009.  We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements.

NOTE 8.                      Comprehensive Income

Foreign subsidiaries’ assets and liabilities are translated to United States dollars at the end of period exchange rates.  Revenues and expenses are translated at average rates for the period.  Translation adjustments are reported as a separate component of stockholders’ equity.  Total comprehensive income was $9.8 million and $16.9 million for the quarters ended September 30, 2009 and 2008, respectively.  Total comprehensive income was $24.3 million and $45.0 million for the nine months ended September 30, 2009 and 2008, respectively.

HUB GROUP, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks.  Such statements should be viewed with caution.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors.  We assume no liability to update any such forward-looking statements contained in this quarterly report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	increases in costs for independent contractors due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	significant deterioration in our customer’s financial condition, particularly in the retail sector and durable goods sector;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	inability to recruit and retain drivers and owner operators;
•	changes in insurance costs and claims expense;
•	changes to current laws which will aid union organizing efforts; and
•	inability to close and successfully integrate any future business combinations.

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

Our drayage services are provided by our subsidiary Comtrak Logistics, Inc. (“Comtrak”) that assists us in providing reliable, cost effective intermodal services to our customers.  Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Harrisburg, Huntsville, Jacksonville, Kansas City, Los Angeles, Memphis, Nashville, Perry, Philadelphia, Savannah, St. Louis, Stockton, and Tampa.  As of September 30, 2009, Comtrak owned 285 tractors, leased 20 tractors, leased or owned 554 trailers, and employed 304 drivers and contracted with 943 owner-operators.

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

 Our yield management group works with pricing, sales and operations to enhance customer margins.  We are working on margin enhancement projects including matching up inbound and outbound loads, reducing our drayage costs and improving our recovery of accessorial costs.  Our top 50 customers’ revenue represents approximately 58% of our revenue as of September 30, 2009.

We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, costs per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			%				%
	2009	2008	Change		2009	2008	Change

Revenue
Intermodal	$270,104	$369,668	(26.9	) %	$769,745	$1,024,079	(24.8	) %
Truck brokerage	74,161	101,027	(26.6)		213,600	289,603	(26.2)
Logistics	44,516	43,517	2.3		119,744	116,454	2.8
Total revenue	$388,781	$514,212	(24.4	) %	$1,103,089	$1,430,136	(22.9	) %

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%

Transportation costs	87.6	87.7	87.4	87.4

Gross margin	12.4	12.3	12.6	12.6

Costs and expenses:
Salaries and benefits	5.7	4.7	6.1	5.2
General and administrative	2.4	2.1	2.6	2.2
Depreciation and amortization	0.2	0.2	0.3	0.2
Total costs and expenses	8.3	7.0	9.0	7.6

Operating income	4.1	5.3	3.6	5.0

Other income:
Interest and dividend income	0.0	0.1	0.0	0.1
Total other income	0.0	0.1	0.0	0.1

Income before provision for income taxes	4.1	5.4	3.6	5.1

Provision for income taxes	1.6	2.1	1.4	2.0

Net income	2.5%	3.3%	2.2%	3.1%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Revenue

Revenue decreased 24.4% to $388.8 million in 2009 from $514.2 million in 2008.  Intermodal revenue decreased 26.9% to $270.1 million due to a 12% decline for fuel, a 9% decrease in volume, a 4% price decrease and 2% decrease for mix.  Truck brokerage revenue decreased 26.6% to $74.2 million due to a 4% decrease in volume, a 15% decline for fuel and an 8% decline due to pricing and unfavorable mix.  Our length of haul for truck brokerage was down 4% or 31 miles.  Logistics revenue increased 2.3% to $44.5 million due to new customers.

Gross Margin

Gross margin decreased 23.7% to $48.2 million in 2009 from $63.2 million in 2008.  This decline is primarily due to decreases in intermodal gross margin, related to lower price, mix and volume.  These decreases were partially offset by cost reductions from better management of our drayage operations and other margin initiatives.  As a percent of revenue, gross margin increased to 12.4% in 2009 from 12.3% in 2008.  The increase in gross margin as a percent of revenue is primarily due to improvement in truck brokerage yields and lower fuel revenue.

Salaries and Benefits

Salaries and benefits decreased to $22.2 million in 2009 from $24.1 million in 2008 due primarily to a decrease in bonus expense of $0.8 million, salaries of $0.5 million and commissions of $0.2 million.  Bonus was $0.8 million lower as no EPS-based bonus has been accrued in 2009.  Headcount as of September 30, 2009 and 2008 was 1,029 and 1,112, respectively, which excludes drivers as driver costs are included in transportation costs.  As a percentage of revenue, salaries and benefits increased to 5.7% in 2009 from 4.7% in 2008.

General and Administrative

General and administrative expenses decreased to $9.1 million in 2009 from $10.8 million in 2008.  As a percentage of revenue, these expenses increased to 2.4% in 2009 from 2.1% in 2008.  Total expenses decreased due to reductions in outside services of $0.4 million, travel and entertainment expenses of $0.4 million and bad debt expense of $0.2 million.  In addition, we had a loss on the sale of assets of $0.3 million in 2008 that did not recur in 2009.  The reduction in travel and entertainment expenses resulted primarily from an increased focus on controlling costs.

Depreciation and Amortization

Depreciation and amortization remained constant at $1.0 million.  This expense as a percentage of revenue remained constant at 0.2%.

Other Income (Expense)

Other income decreased to $0.1 million from $0.3 million due to reduced interest and dividend income.  The decrease in interest and dividend income is a result of lower interest rates in 2009 due to investing our cash in money market funds comprised of U.S. Treasury Securities and repurchase agreements for these securities rather than commercial paper.

Provision for Income Taxes

The provision for income taxes decreased to $6.2 million in 2009 from $10.6 million in 2008.  We provided for income taxes using an effective rate of 38.6% in both 2009 and 2008.

Net Income

Net income decreased to $9.8 million in 2009 from $16.9 million in 2008 due primarily to lower gross margin.

Earnings Per Common Share

Basic earnings per share were $0.26 in 2009 and $0.45 in 2008.  Basic earnings per share decreased due to the decrease in net income.

Diluted earnings per share were $0.26 in 2009 and $0.45 in 2008.  Diluted earnings per share decreased due to the decrease in net income.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenue

Revenue decreased 22.9% to $1.1 billion in 2009 from $1.4 billion in 2008.  Intermodal revenue decreased 24.8% to $769.7 million due to an 8% decrease in volume, a 12% decline for fuel and a 5% decrease related to price and mix.  Truck Brokerage revenue decreased 26.2% to $213.6 million due to a 6% decrease in volume, a 12% decline for fuel and an 8% decrease due to pricing and mix.  Logistics revenue increased 2.8% to $119.7 million due to new customers landed in 2008 and 2009.

Gross Margin

Gross margin decreased 22.9% to $139.1 million in 2009 from $180.5 million in 2008.  This decline is primarily due to decreases in intermodal gross margin related to lower pricing, lower volume and lower margin from Comtrak, our drayage company.  As a percent of revenue, gross margin has remained constant at 12.6% in both 2009 and 2008.

Salaries and Benefits

Salaries and benefits decreased to $67.5 million in 2009 from $73.8 million in 2008 due primarily to a decrease in bonus expense and headcount and a reduction of commissions of $0.8 million.  Bonus was $4.3 million lower in the first nine months of 2009 due to not accruing any EPS-based bonus in 2009.  As a percentage of revenue, salaries and benefits increased to 6.1% for 2009 from 5.2% in 2008.

General and Administrative

General and administrative expenses decreased to $28.4 million for 2009 from $31.4 million in 2008.  Total expenses decreased due to reductions in outside services of $1.4 million, travel and entertainment expenses of $0.9 million office expenses of $0.5 million and outside sales commissions of $0.4 million.  The reduction in travel and entertainment expenses resulted primarily from an increased focus on controlling costs.  These decreases were partially offset by a $0.5 million increase in bad debt expense.  As a percentage of revenue, these expenses increased to 2.6% in 2009 from 2.2% in 2008.

Depreciation and Amortization

Depreciation and amortization increased to $3.2 million in 2009 from $3.0 million in 2008.  This expense as a percentage of revenue increased to 0.3% in 2009 from 0.2% in 2008.  The increase in depreciation and amortization is due primarily to a decrease in the salvage value of certain assets.

Other Income (Expense)

Other income decreased to $0.2 million from $1.0 million due to reduced interest and dividend income.  The decrease in interest and dividend income is a result of lower interest rates due to investing our cash in money market funds comprised of U.S. Treasury Securities and repurchase agreements for these securities rather than commercial paper.

Provision for Income Taxes

The provision for income taxes decreased to $15.9 million in 2009 from $28.3 million in 2008.  We provided for income taxes using an effective rate of 39.6% in 2009 and an effective rate of 38.6% in 2008.  The 2009 effective rate was higher due to income tax law changes enacted in February, 2009 by Wisconsin and California.  The combined effect of these changes was approximately a $0.4 million increase in income tax expense.

Net Income

Net income decreased to $24.3 million in 2009 from $45.0 million in 2008 due primarily to lower gross margin.

Earnings Per Common Share

Basic earnings per share was $0.65 in 2009 and $1.21 in 2008.  Basic earnings per share decreased due to the decrease in net income.

Diluted earnings per share decreased to $0.65 in 2009 from $1.20 in 2008.  Diluted earnings per share decreased due to the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

During 2009, we have funded operations, capital expenditures and stock buy backs through cash flows from operations.

Cash provided by operating activities for the nine months ended September 30, 2009 was approximately $39.8 million, which resulted from income of $24.3 million, net income adjusted for non cash items of $14.0 million and the change in operating assets and liabilities of $1.5 million.

Net cash used in investing activities for the nine months ended September 30, 2009 was $2.5 million and related primarily to capital expenditures.   We expect capital expenditures to be between $5.0 million and $6.0 million for all of 2009.

The net cash used in financing activities for the nine months ended September 30, 2009 was $0.3 million.  We used $1.1 million of cash to purchase treasury stock, partially offset by $0.1 million of proceeds from stock options exercised and $0.7 of reported excess tax benefits from share-based compensation as a financing cash in-flow.

We had $47.1 million of unused and available borrowings under our bank revolving line of credit at September 30, 2009.  We were in compliance with our debt covenants as of September 30, 2009.

We have standby letters of credit that expire at various dates from 2009 to 2012.  As of September 30, 2009, the outstanding letters of credit were $2.9 million.

Contractual Obligations

Our contractual cash obligations as of September 30, 2009 are minimum rental commitments.  Minimum annual rental commitments as of September 30, 2009, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2009	$4,686
2010	16,704
2011	14,889
2012	11,552
2013	4,346
2014 and thereafter	2,006
$54,183

Deferred Compensation

Under our Nonqualified Deferred Compensation Plans (the “Plans”), participants can elect to defer certain compensation.  Payments under the Plans are due as follows as of September 30, 2009 (in thousands):

2010	$1,789
2011	667
2012	757
2013	704
2014 and thereafter	7,231
$11,148

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

Item 4.  CONTROLS AND PROCEDURES

As of September 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2009.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HUB GROUP, INC.

Date: October 23, 2009	By:	/s/ Terri A. Pizzuto
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