Form 10-K
period 2009-12-31
HUB GROUP INC
filed 2010-02-18
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes X   No __
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer  X      Accelerated Filer         Non-Accelerated Filer       Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No X
The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2009, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $20.64 per share, was $740,375,975.

On February 12, 2010, the Registrant had 37,405,371 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference
The Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2010 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

We operate through a network of operating centers throughout the United States, Canada and Mexico.  Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads.  Through our network, we have the ability to move freight in and out of every major city in the United States, Canada and Mexico.  We service a large and diversified customer base in a broad range of industries, including consumer products, retail and durable goods.  We utilize an asset-light strategy in order to minimize our investment in equipment and facilities and reduce our capital requirements.  We arrange freight movement for our customers through transportation carriers and equipment providers.

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

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines.  We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements.  This effectively allows us to “capture” containers and trailers and keep them within our network.  As of December 31, 2009, we also have exclusive access to approximately 7,355 rail-owned containers for our dedicated use on the Union Pacific (“UP”) and the Norfolk Southern (“NS”) rail networks and approximately 1,375 rail-owned containers for our dedicated use on the Burlington Northern Santa Fe (“BNSF”) and the NS rail networks.  In addition to these rail-owned containers, we currently have a total of 6,225 53’ private containers for use on the UP and NS. We financed these containers with operating leases.  These arrangements are included in Note 8 to the consolidated financial statements.

Our drayage services are provided by our subsidiary, Comtrak, which assists us in providing reliable, cost effective intermodal services to our customers.  Comtrak has terminals in Atlanta, Bensalem (Philadelphia), Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Harrisburg, Huntsville, Jacksonville, Kansas City, Memphis, Nashville, Ontario (Los Angeles), Perry, Saint Louis, Savannah, Stockton, and Tampa.  As of December 31, 2009, Comtrak owned 283 tractors, leased 20 tractors, leased or owned 553 trailers, employed 301 drivers and contracted with 1,007 owner-operators.

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

         Logistics.  Our logistics business operates under the name of Unyson Logistics.  Unyson Logistics is comprised of a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions.  Unyson offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility.  Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal and railcar.  Unyson Logistics operates throughout North America, providing operations through its main operating location in St. Louis with additional support locations in Boston, Chicago, Cleveland and Minneapolis.

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

Our marketing efforts have produced a large, diverse customer base, with no one customer representing more than 5% of our total revenue in 2009.  We service customers in a wide variety of industries, including consumer products, retail and durable goods.

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

Relationship with Railroads

A key element of our business strategy is to strengthen our close working relationship with the major intermodal railroads in the United States. We view our relationship with the railroads as a partnership. Due to our size and relative importance, many railroads have dedicated support personnel to focus on our day-to-day service requirements. On a regular basis, our senior executives and each of the railroads meet to discuss major strategic issues concerning intermodal transportation.

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

Transportation rates are market driven.  We sometimes negotiate with the railroads or other major service providers on a route or customer specific basis. Consistent with industry practice, some of the rates we negotiate are special commodity quotations (“SCQs”), which provide discounts from published price lists based on competitive market factors and are designed by the railroads or major service providers to attract new business or to retain existing business. SCQ rates are generally issued for the account of a single IMC.  SCQ rates apply to specific customers in specified shipping lanes for a specific period of time, usually up to 12 months.
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

We also supplement third-party drayage services with our own drayage operations, which we operate through our subsidiary Comtrak.  Our drayage operations employ their own drivers and also contract with owner-operators who supply their own trucks.

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

We maintain separate insurance policies to cover potential exposure from our company-owned drayage operations. We carry commercial general liability insurance with a limit of $1.0 million per occurrence, subject to a $2.0 million policy aggregate limit, and truckers automobile liability insurance with a limit of $1.0 million per occurrence. Additionally, we have an umbrella excess liability policy with a limit of $19.0 million.  We also maintain motor truck cargo liability insurance with a limit of $1.0 million per occurrence.

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

General

Employees:  As of December 31, 2009, we had 1,329 employees or 1,028 employees excluding drivers. We are not a party to any collective bargaining agreement and consider our relationship with our employees to be satisfactory.

Other:  No material portion of our operations is subject to renegotiation of profits or termination of contracts at the election of the federal government.  None of our trademarks are believed to be material to us.  Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

Periodic Reports

Upon written request, our annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2009, our quarterly reports on Form 10-Q and current reports on Form 8-K will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 3050 Highland Parkway, Suite 100, Downers Grove, Illinois 60515.  Our filings are also accessible through our website at www.hubgroup.com as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission.

Item 1A.                 RISK FACTORS

Because our business is concentrated on intermodal marketing, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

We derived 70% of our revenue from our intermodal services in 2009 as compared to 71% in 2008 and 73% in 2007.  As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

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

We have important relationships with the major U.S. railroads.  To date, the railroads have chosen to rely on us, other IMCs and other intermodal competitors to market their intermodal services rather than fully developing their own marketing capabilities.  If one or more of the major railroads were to decide to reduce their dependence on us, the volume of intermodal shipments we arrange would likely decline, which could adversely affect our results of operations and financial condition.

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

      We derived 19% of our revenue from our truck brokerage services in 2009 as compared to 20% in 2008 and 19% in 2007.  We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates.  If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business.  Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

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

We depend on third parties for transportation equipment, such as containers and trailers, necessary for the operation of our business.  Our industry has experienced equipment shortages in the past, particularly during the peak shipping season in the fall. A substantial amount of intermodal freight originates at or near the major West Coast ports, which have historically had the most severe equipment shortages.  If we cannot secure sufficient transportation equipment at a reasonable price from third parties to meet our customers’ needs, our customers may seek to have their transportation needs met by other providers.  This could have an adverse effect on our business, results of operations and financial position.

Our business could be adversely affected by strikes or work stoppages by draymen, truckers, longshoremen and railroad workers.

There has been labor unrest, including work stoppages, among draymen.  We could lose business from any significant work stoppage or slowdown and, if labor unrest results in increased rates for draymen, we may not be able to pass these cost increases on to our customers.  In the summer of 2008, an owner-operator work stoppage in Northern California caused us to incur an additional $1.0 million in transportation costs.  In the fall of 2002, all of the West Coast ports were shut down as a result of a dispute with the longshoremen.  The ports remained closed for nearly two weeks, until reopened as the result of a court order under the Taft-Hartley Act. Our operations were adversely affected by the shutdown.  A new contract was agreed to through 2014 by the International Longshoremen and Warehouse Union and the Pacific Maritime Association.  In the past several years, there have been strikes involving railroad workers. Future strikes by railroad workers in the United States, Canada or anywhere else that our customers’ freight travels by railroad could adversely affect our business and results of operations.  Any significant work stoppage, slowdown or other disruption involving ports, railroads, truckers or draymen could adversely affect our business and results of operations.

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

Transportation costs represented 88% of our consolidated revenue in 2009, 87% in 2008 and 86% in 2007.  Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.

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

Hub Group, Inc. and various subsidiaries are licensed by the Department of Transportation as motor carrier freight brokers.  The Department of Transportation prescribes qualifications for acting in this capacity, including surety bond requirements.  Our Comtrak subsidiary is licensed by the Department of Transportation to act as a motor carrier.  To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition.  However, the transportation industry is subject to legislative or regulatory changes, including potential limits on carbon emissions under climate change legislation, that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.  We may become subject to new or more restrictive regulations relating to fuel emissions or limits on vehicle weight and size.  Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could adversely affect our business and results of operations.

We are not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or us in particular. Although government regulation that affects us and our competitors may simply result in higher costs that can be passed to customers, there can be no assurance that this will be the case.

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

Our largest 20 customers accounted for approximately 40%, 36% and 36% of our revenue in 2009, 2008 and 2007, respectively.  A reduction in or termination of our services by several of our largest customers could have a material adverse effect on our revenue and business.

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

An economic downturn could materially adversely affect our business.

Our operations and performance depend significantly on economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for transportation services.  We are unable to predict the likely duration and severity of the current disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected.  Other factors that could influence demand include fluctuations in fuel costs, labor costs, consumer confidence, and other macroeconomic factors affecting consumer spending behavior.  There could be a number of follow-on effects from a credit crisis on our business, including the insolvency of key transportation providers and the inability of our customers to obtain credit to finance development and/or manufacture products resulting in a decreased demand for transportation services.  Our revenues and gross margins are dependent upon this demand, and if demand for transportation services declines, our revenues and gross margins could be adversely affected.

Although we believe we have adequate liquidity and capital resources to fund our operations internally our inability to access the capital markets on favorable terms, or at all, may adversely affect our ability to engage in strategic transactions.  The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forgo certain opportunities, which in turn could potentially harm our performance.

Uncertainty about global economic conditions could also continue to increase the volatility of our stock price.

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Although we have not recognized any material losses on our cash and cash equivalents, future declines in their market values could have a material adverse effect on our financial condition and operating results.  The value or liquidity of our cash and cash equivalents could decline which could have a material adverse effect on our financial condition and operating results.

Item 1B.              UNRESOLVED STAFF COMMENTS

None.

Item 2.                 PROPERTIES

    We directly, or indirectly through our subsidiaries, operate 43 offices throughout the United States, Canada and Mexico, including our headquarters in Downers Grove, Illinois and our Company-owned drayage operations headquartered in Memphis, Tennessee.  All of our office space is leased.  Most office leases have initial terms of more than one year, and many include options to renew.  While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

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

Item 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of 2009.

Executive Officers of the Registrant

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I.  The table sets forth certain information as of February 1, 2010 with respect to each person who is an executive officer of the Company.

Name	Age	Position
David P. Yeager	56	Chairman of the Board of Directors and Chief Executive Officer
Mark A. Yeager	45	Vice Chairman of the Board of Directors, President and Chief Operating Officer
Christopher R. Kravas	44	Chief Intermodal Officer
David L. Marsh	42	Chief Marketing Officer
Terri A. Pizzuto	51	Executive Vice President, Chief Financial Officer and Treasurer
James B. Gaw	59	Executive Vice President-Sales
Dwight C. Nixon	47	Executive Vice President-Highway
Donald G. Maltby	55	Executive Vice President-Logistics
Dennis R. Polsen	56	Executive Vice President-Information Services
David C. Zeilstra	40	Vice President, Secretary and General Counsel

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

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “HUBG.”  Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2009 and 2008.

	2009		2008

	High	Low	High	Low
First Quarter	$28.27	$15.83	$35.17	$22.77
Second Quarter	$25.52	$17.42	$36.32	$30.90
Third Quarter	$24.76	$18.34	$41.75	$31.31
Fourth Quarter	$27.82	$22.48	$36.50	$21.82

   On February 12, 2010, there were approximately 309 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 9,482 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions.  On February 12, 2010, there were 13 holders of record of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”).

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

On October 26, 2006, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  During the fourth quarter of 2007, we completed the authorized purchase of $75.0 million of our Class A Common Stock.  On November 14, 2007, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  We purchased 38,800 shares at an average price of $36.12 during 2008. No additional shares were purchased before the authorization expired June 30, 2009.

Performance Graph

        The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2004 with the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Trucking and Transportation Index. These comparisons assume the investment of $100 on December 31, 2004 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

5 YEAR STATISTIC S
RETURN
225
210
195
180
165
150
135
120
105
90
75
60
45
30
15
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
100
135
211
204
203
205
104
121
130
83
98
102
112
122
59
84
HUBGROUP
NASDAQ
INDUSTRY

Item 6.                 SELECTED FINANCIAL DATA

Selected Financial Data
(in thousands except per share data)

	Years Ended December 31,
	2009	2008	2007	2006 (2)	2005
Statement of Income Data:
Revenue	$1,510,970	$1,860,608	$1,658,168	$1,609,529	$1,481,878
Gross margin	185,690	234,311	232,324	218,418	174,742
Operating income	55,531	95,462	90,740	77,236	47,904
Income from continuing operations before taxes	55,885	96,326	93,228	79,508	48,871
Income from continuing operations after taxes	34,265	59,245	59,799	47,705	29,176
Income from discontinued operations, net of tax (1)	-	-	-	981	3,770
Net income	$34,265	$59,245	$59,799	$48,686	$32,946
Basic earnings per common share
Income from continuing operations	$0.92	$1.59	$1.55	$1.19	$0.73
Income from discontinued operations	$-	$-	$-	$0.03	$0.10
Diluted earnings per common share
Income from continuing operations	$0.91	$1.58	$1.53	$1.17	$0.71
Income from discontinued operations	$-	$-	$-	$0.02	$0.09

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Total assets	$573,348	$528,231	$491,967	$484,548	$444,418
Long-term debt, excluding current portion	-	-	-	-	-
Stockholders' equity	353,841	315,184	250,899	258,844	242,075

(1)	HGDS disposed of May 1, 2006
(2)	Comtrak was acquired February 28, 2006

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

Our drayage services are provided by our subsidiary, Comtrak, which assists us in providing reliable, cost effective intermodal services to our customers.  Comtrak has terminals in Atlanta, Bensalem (Philadelphia), Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Harrisburg, Huntsville, Jacksonville, Kansas City, Memphis, Nashville, Ontario (Los Angeles), Perry, Saint Louis, Savannah, Stockton, and Tampa.  As of December 31, 2009, Comtrak owned 283 tractors, leased 20 tractors, leased or owned 553 trailers, employed 301 drivers and contracted with 1,007 owner-operators.

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

Our yield management group works with pricing and operations to enhance customer margins.  We are working on margin enhancement projects including matching up inbound and outbound loads, reducing our drayage costs and improving our recovery of accessorial costs.  Our top 50 customers’ revenue represents approximately 59% of our revenue.

We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers and loads that are not beneficial to our network.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table summarizes our revenue by service line (in thousands):

	Twelve Months Ended
	December 31,
			%
	2009	2008	Change
Revenue

Intermodal	$1,054,862	$1,329,382	(20.7%)
Brokerage	292,639	372,051	(21.3%)
Logistics	163,469	159,175	2.7%
Total revenue	$1,510,970	$1,860,608	(18.8%)

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2009	2008

Revenue	100.0%	100.0%
Transportation costs	87.7	87.4
Gross margin	12.3	12.6

Costs and expenses:
Salaries and benefits	5.9	5.0
General and administration	2.4	2.3
Depreciation and amortization	0.3	0.2
Total costs and expenses	8.6	7.5

Operating income	3.7	5.1

Other income (expense):
Interest and dividend income	0.0	0.1
Total other income	0.0	0.1

Income before provision for income taxes	3.7	5.2

Provision for income taxes	1.4	2.0

Net income	2.3%	3.2%

Revenue

Revenue decreased 18.8% to $1,511.0 million in 2009 from $1,860.6 million in 2008.  Intermodal revenue decreased 20.7% to $1,054.9 million from $1,329.4 million due to an 11% decline for fuel, a 5% decrease in volume, a 3% price decrease and a 2% decrease for mix.  Truck brokerage revenue decreased 21.3% to $292.6 million from $372.1 million due to a 2% decrease in volume, an 11% decline for fuel and an 8% decline due to price and mix.  Logistics revenue increased 2.7% to $163.5 million from $159.2 million due to increases in business from both new and existing customers in 2009.

Gross Margin

Gross margin decreased 20.8% to $185.7 million in 2009 from $234.3 million in 2008.  Gross margin as a percentage of revenue decreased to 12.3% in 2009 from 12.6% in 2008.  This decline was primarily due to decreases in intermodal gross margin, related to lower price and mix.  These decreases were partially offset by cost reductions from better management of our drayage operations and other margin initiatives.

Salaries and Benefits

Salaries and benefits decreased to $88.5 million in 2009 from $93.7 million in 2008 partially due to a decrease in bonus expense of $2.2 million, salaries and benefits of $2.1 million and commissions of $0.8 million.  The decrease in bonus expense was the result of not earning any EPS based bonus in 2009.  As a percentage of revenue, salaries and benefits increased to 5.9% in 2009 from 5.0% in 2008.  Headcount as of December 31, 2009 and 2008 was 1,028 and 1,099, respectively, which excludes drivers, as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses decreased to $37.5 million from $41.2 million in 2008.  Total expenses decreased due to reductions in outside services of $1.4 million, travel and entertainment expenses of $1.2 million, office expense of $0.6 million and outside sales commissions of $0.4 million.  These reductions were partially offset by a $0.7 million increase in bad debts due to bankruptcies of certain customers.  The reduction in travel and entertainment expenses resulted primarily from an increased focus on controlling costs.  As a percentage of revenue, general and administrative expenses increased to 2.4% in 2009 from 2.3% in 2008.

Depreciation and Amortization

Depreciation and amortization increased 5.5% to $4.2 million in 2009 from $4.0 million in 2008.  This expense as a percentage of revenue increased to 0.3% in 2009 from 0.2% in 2008.  The increase in depreciation and amortization was due primarily to a decrease in the salvage value of certain assets.

Other Income (Expense)

Interest expense remained consistent at $0.1 million in 2009 and 2008.  Interest and dividend income decreased to $0.1 million in 2009 from $1.2 million in 2008.  The decrease in interest and dividend income was the result of lower interest rates in 2009 primarily due to investing our cash in money market funds comprised of U.S. Treasury Securities and repurchase agreements for these securities rather than commercial paper.

Provision for Income Taxes

The provision for income taxes decreased to $21.6 million in 2009 from $37.1 million in 2008.  We provided for income taxes using an effective rate of 38.7% in 2009 compared to 38.5% in 2008.  The 2009 effective rate was higher due to income tax law changes enacted in February, 2009 by Wisconsin and California, which resulted in an increase of income tax expense of approximately $0.4 million.

Net Income

Net income decreased to $34.3 million in 2009 from $59.2 million in 2008 due primarily to lower gross margin.

Earnings Per Common Share

Basic earnings per share was $0.92 in 2009 and $1.59 in 2008.  Basic earnings per share decreased due to the decrease in net income.

Diluted earnings per share decreased to $0.91 in 2009 from $1.58 in 2008.  Diluted earnings per share decreased due to the decrease in net income.

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

The following table summarizes our revenue by service line (in thousands):

	Twelve Months Ended
	December 31,
			%
	2008	2007	Change
Revenue

Intermodal	$1,329,382	$1,206,364	10.2%
Brokerage	372,051	322,465	15.4%
Logistics	159,175	129,339	23.1%
Total revenue	$1,860,608	$1,658,168	12.2%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2008	2007

Revenue	100.0%	100.0%
Transportation costs	87.4	86.0
Gross margin	12.6	14.0

Costs and expenses:
Salaries and benefits	5.0	5.8
General and administration	2.3	2.5
Depreciation and amortization	0.2	0.2
Total costs and expenses	7.5	8.5

Operating income	5.1	5.5

Other income (expense):
Interest and dividend income	0.1	0.1
Total other income	0.1	0.1

Income before provision for income taxes	5.2	5.6

Provision for income taxes	2.0	2.0

Net income	3.2%	3.6%

Revenue

Revenue increased 12.2% to $1,860.6 million in 2008 from $1,658.2 million in 2007.  Intermodal revenue increased 10.2% to $1,329.4 million from $1,206.4 million due to a 9% increase in fuel, a 2% increase in volume and a 1% decrease related to price/mix.  Truck brokerage revenue increased 15.4% to $372.1 million from $322.5 million due to volume increases, changes in mix and an increase in fuel surcharges.  Logistics revenue increased 23.1% to $159.2 million from $129.3 million due to increases in business from both new and existing customers in 2008.

Gross Margin

Gross margin increased 0.9% to $234.3 million in 2008 from $232.3 million in 2007.  Gross margin as a percentage of revenue decreased to 12.6% in 2008 from 14.0% in 2007.  The decrease in gross margin as a percentage of revenue was due to a one time $2.0 million profitable vendor deal in 2007, the owner operator work stoppage in northern California that cost us an extra $1.0 million in 2008 and competitive pricing.

Salaries and Benefits

Salaries and benefits decreased to $93.7 million in 2008 from $95.7 million in 2007.  The decrease in 2008 was due to a decrease in bonuses of $3.7 million due to not earning as much EPS based bonus as we did in 2007, partially offset by an increase in salaries of $1.4 million.  As a percentage of revenue, salaries and benefits decreased to 5.0% in 2008 from 5.8% in 2007.  Headcount as of December 31, 2008 and 2007 was 1,099 and 1,081, respectively, which excludes drivers, as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses decreased to $41.2 million from $41.4 million in 2007.  The decrease was primarily due to a $0.9 million reduction in general insurance expense related to conversions in 2008 of QS locations to Comtrak and a $0.6 million reduction in outside services related to reduced consultant spending.  These reductions were partially offset by a $0.6 million increase in rent, an increase of $0.5 million related to bad debts due to bankruptcies, and a $0.3 million increase in repairs and maintenance related to maintenance for information technology hardware.  As a percentage of revenue, general and administrative expenses decreased to 2.3% in 2008 from 2.5% in 2007.

Depreciation and Amortization

Depreciation and amortization decreased 11.9% to $4.0 million in 2008 from $4.5 million in 2007.  This expense as a percentage of revenue remained consistent at 0.2% of revenue.  The decrease in depreciation and amortization was due to lower software depreciation due to certain assets being fully depreciated.

Other Income (Expense)

Interest expense remained consistent at $0.1 million in 2008 and 2007.  Interest and dividend income decreased to $1.2 million in 2008 from $2.5 million in 2007.  The decrease in interest and dividend income was the result of lower interest rates in 2008 partially due to investing our cash in money market funds comprised of U.S. Treasury Securities and repurchase agreements for these securities rather than commercial paper.

Provision for Income Taxes

The provision for income taxes increased to $37.1 million in 2008 from to $33.4 million in 2007.  We provided for income taxes using an effective rate of 38.5% in 2008 compared to 35.9% in 2007.  The 2007 effective rate was lower primarily due to two events.  In the fourth quarter of 2007, we resolved a dispute with the IRS which reduced our 2007 income tax provision by $1.3 million.  Also, tax legislation enacted by the State of Illinois in the third quarter of 2007 created a benefit of approximately $1.2 million from the reduction of non-current deferred tax liabilities.  The tax legislation modified how we apportion taxable income to Illinois.

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

LIQUIDITY AND CAPITAL RESOURCES

In 2009, we funded our operations, capital expenditures and purchase of treasury stock through cash flows from operations.

Cash provided by operating activities for the year ended December 31, 2009 was approximately $45.2 million, which resulted from net income of $34.3 million, adjustments for non cash items of $18.1 million offset by an increase in net operating assets and liabilities of $7.2 million.

Net cash used in investing activities for the year ended December 31, 2009 was $4.2 million and related primarily to capital expenditures.  We expect capital expenditures to be between $9.0 million and $11.0 million in 2010.

The net cash provided by financing activities for the year ended December 31, 2009 included $1.1 million of cash used to purchase treasury stock offset by $0.3 million of proceeds from stock options exercised and $0.8 million of reported excess tax benefits from share-based compensation as a financing cash in-flow.

We invest our cash overnight in a money market fund comprised of U.S. Treasury Securities and repurchase agreements for these securities.  These investments are included in cash and cash equivalents on our balance sheet due to their short term maturity and are reported at their carrying value which approximates fair value.

Our revolving credit agreement provides for unsecured borrowing up to $50.0 million.  The interest rate ranges from LIBOR plus 0.75% to 1.25% or Prime plus 0.5%.  The revolving line of credit expires on March 23, 2010.  The financial covenants require a minimum net worth of $175.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0.  The commitment fees charged on the unused line of credit were between 0.15% and 0.25%.  Our unused and available borrowings under our bank revolving line of credit were $47.1 million as of December 31, 2009 and December 31, 2008.  We were in compliance with our debt covenants as of December 31, 2009.

We have standby letters of credit that expire from 2010 to 2012.  As of December 31, 2009, our letters of credit were $2.9 million.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations as of December 31, 2009 were minimum rental commitments.  We have six years remaining on a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak.  Rent paid under this agreement totaled $0.7 million for the year ended December 31, 2009.  The annual lease payments escalate by less than 1% per year.   Minimum annual rental commitments, as of December 31, 2009, under non-cancelable operating leases, principally for real estate, containers and equipment are payable as follows (in thousands):

2010	$16,919
2011	15,096
2012	11,599
2013	4,344
2014	1,166
2015 and thereafter	718
$49,842

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation.  Payments under the Plan are due as follows (in thousands):

2010	$1,841
2011	729
2012	805
2013	761
2014	1,945
2015 and thereafter	5,738
$11,819

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

Revenue Recognition

Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured.  Revenue and related transportation costs are recognized based on relative transit time.  Further, we report revenue on a gross basis because we are the primary obligor and are responsible for providing the service desired by the customer.  The customer views us as responsible for fulfillment including the acceptability of the service.  Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit.  We have discretion in setting sales prices and as a result, our earnings vary.  In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers.  Finally, we have credit risk for our receivables.  These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on the gross basis.

Provision for Income Taxes

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.  We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections with the exception of $0.4 million related to state tax net operating losses for which a valuation allowance has been established.  In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

Tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition as prescribed by the guidance.  For tax positions that meet the more likely than not threshold, a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled.

Valuation of Goodwill and Other Indefinite-Lived Intangibles

We review goodwill and other indefinite-lived intangibles for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill or other indefinite-lived intangibles may not be recoverable.  An indefinite lived intangible asset is impaired if its fair value is less than its carrying value.  Goodwill impairment is indicated if the fair value of the reporting unit is less that its carrying value.  An impairment loss is measured as the difference between the implied fair value of the reporting unit's goodwill and the carrying amount of goodwill. We utilize a third party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing.  These valuations are based on a market comparable approach, a discounted cash flow approach or a combination of both approaches.  The fair value measurement is determined based on assumptions that a market participant would use including expectations regarding future operating performance (which are consistent with our internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature.  As of December 31, 2009, reasonable variations in these assumptions do not have a significant impact on the results of the goodwill impairment test.  Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

Valuation of Finite-Lived Intangibles and Fixed Assets

We evaluate the potential impairment of finite-lived intangible assets and fixed assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Equipment

We operate tractors and utilize containers in connection with our business.  This equipment may be purchased or acquired under capital or operating lease agreements.  In addition, we rent equipment from third parties and various railroads under short term rental arrangements.  Equipment which is purchased is depreciated on the straight line method over the estimated useful life.  We had no equipment under capital lease arrangements as of December 31, 2009 or 2008.  Our equipment leases have five to seven year terms and in some cases contain renewal options.

Stock Based Compensation

Share-based compensation includes the restricted stock awards expected to vest based on the grant date fair value.  Compensation expense is amortized straight-line over the vesting period and is included in salaries and benefits.

Fair Value Measurement

In September 2006, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the Codification. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of this guidance for one year for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted the guidance effective January 1, 2008 for all financial assets and liabilities.  As of January 1, 2009, we adopted the guidance for all nonfinancial assets and nonfinancial liabilities.  There is no impact on our financial statements as of December 31, 2009.

New Pronouncements

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

The FASB issued guidance in the Subsequent Events Topic of the Codification in May 2009.  The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.   We adopted this guidance effective for the quarter ending June 30, 2009.  The adoption of this guidance had no impact on our financial statements as of December 31, 2009, other than the additional disclosure.

In June 2009, the FASB issued amendments to the guidance on variable interest entities and consolidation, codified primarily in the Consolidation Topic of the FASB ASC. This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company’s involvement with a variable interest entity. The Company adopted this guidance effective January 1, 2010, as required. The effect of adopting this standard was not significant.

OUTLOOK, RISKS AND UNCERTAINTIES

Business Combinations/Divestitures

We believe that any future acquisitions that we may make could significantly impact financial results.  Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Revenue

We believe that the performance of the railroads and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate.  Should there be further consolidation in the rail industry causing a service disruption, we believe our intermodal business would likely be negatively impacted.  Should there be a significant service disruption, we expect that there may be some customers who would switch from using our intermodal service to other transportation services.  We expect that these customers may choose to continue to utilize other services even when intermodal service levels are restored.  Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, the entry of new competitors, customer retention, inadequate drayage service and inadequate equipment supply.

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the transportation business mix, insurance costs, trailer and container capacity, vendor pricing, fuel costs, intermodal industry growth, intermodal industry service levels, accessorials, competitive pricing and accounting estimates.

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

General and Administrative

We believe there are several factors that could cause general and administrative expenses to fluctuate as a percentage of revenue.  As customer expectations and the competitive environment require the development of web-based business interfaces and the restructuring of our information systems and related platforms, we believe there could be significant expenses incurred, some of which would not be capitalized.  Other factors that could cause selling, general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums, bad debt expenses and outside services expense.

Depreciation and Amortization

We estimate that depreciation and amortization of property and equipment in 2010 will approximate 2009.

Impairment of Property and Equipment, Goodwill and Indefinite-Lived Intangibles

On an ongoing basis, we assess the realizability of our assets.  If, at any point during the year, management determines that an impairment exists, the carrying amount of the asset is reduced by the estimated impairment with a corresponding charge to earnings which management estimates could have a material adverse impact on earnings.

Other Income (Expense)

Factors that could cause a change in interest income include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and buying back stock.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We have no significant exposure to foreign currency exchange rate changes.  No derivative financial instruments were outstanding as of December 31, 2009 and 2008.  We do not use financial instruments for trading purposes.

As of December 31, 2009 and 2008, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 8.                            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the index at Item 15(b).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hub Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 18, 2010

HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,863	$85,799
Accounts receivable
Trade, net	145,317	145,362
Other	11,932	10,318
Prepaid taxes	593	123
Deferred taxes	2,874	1,985
Prepaid expenses and other current assets	6,801	4,346
TOTAL CURRENT ASSETS	294,380	247,933

Restricted investments	9,583	6,118
Property and equipment, net	28,510	32,713
Other intangibles, net	6,164	6,610
Goodwill, net	232,892	233,110
Other assets	1,819	1,747
TOTAL ASSETS	$573,348	$528,231

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$110,626	$105,064
Other	7,695	6,107
Accrued expenses
Payroll	8,253	9,988
Other	18,958	26,388
TOTAL CURRENT LIABILITIES	145,532	147,547

Non-current liabilities	12,002	9,535
Deferred taxes	61,973	55,965

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2009 and 2008	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2009 and 2008; 37,253,330 outstanding in 2009 and 36,970,347 shares outstanding in 2008	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2009 and 2008	7	7
Additional paid-in capital	171,470	174,355
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	299,552	265,287
Other comprehensive income	(9)	-
Treasury stock; at cost, 3,971,462 shares in 2009 and 4,254,445 shares in 2008	(102,133)	(109,419)
TOTAL STOCKHOLDERS' EQUITY	353,841	315,184
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$573,348	$528,231

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
	Years Ended
	2009	2008	2007

Revenue	$1,510,970	$1,860,608	$1,658,168
Transportation costs	1,325,280	1,626,297	1,425,844
Gross margin	185,690	234,311	232,324

Costs and expenses:
Salaries and benefits	88,518	93,658	95,678
General and administrative	37,467	41,234	41,416
Depreciation and amortization	4,174	3,957	4,490
Total costs and expenses	130,159	138,849	141,584

Operating income	55,531	95,462	90,740

Other income (expense):
Interest expense	(91)	(102)	(108)
Interest and dividend income	146	1,153	2,480
Other, net	299	(187)	116
Total other income	354	864	2,488

Income before provision for income taxes	55,885	96,326	93,228

Provision for income taxes	21,620	37,081	33,429

Net income	$34,265	$59,245	$59,799

Basic earnings per common share	$0.92	$1.59	$1.55

Diluted earnings per common share	$0.91	$1.58	$1.53

Basic weighted average number of shares outstanding	37,367	37,174	38,660
Diluted weighted average number of shares outstanding	37,525	37,484	39,128

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)
	Years ended December 31,
	2009	2008	2007
Class A & B Common Stock Shares Outstanding
Beginning of year	37,632,643	37,329,027	39,605,418
Purchase of treasury shares	(43,408)	(85,361)	(2,741,700)
Treasury shares issued for restricted stock and stock options exercised	326,391	388,977	465,309
Ending balance	37,915,626	37,632,643	37,329,027

Class A & B Common Stock Amount
Beginning of year	$419	$419	$419
Ending balance	419	419	419

Additional Paid-in Capital
Beginning of year	174,355	176,657	179,203
Exercise of non-qualified stock options	(2,965)	(4,085)	(6,668)
Share-based compensation expense	4,394	4,360	3,853
Tax benefit of share-based compensation plans	852	2,903	3,952
Issuance of restricted stock awards, net of forfeitures	(5,166)	(5,480)	(3,683)
Ending balance	171,470	174,355	176,657

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)	(15,458)	(15,458)
Ending balance	(15,458)	(15,458)	(15,458)

Retained Earnings
Beginning of year	265,287	206,042	146,243
Net income	34,265	59,245	59,799
Ending balance	299,552	265,287	206,042

Accumulated Other Comprehensive Income
Beginning of year	-	-	-
Foreign currency translation adjustments	(9)	-	-
Ending balance	(9)	-	-

Treasury Stock
Beginning of year	(109,419)	(116,761)	(51,563)
Purchase of treasury shares	(1,101)	(2,630)	(76,309)
Issuance of restricted stock and exercise of stock options	8,387	9,972	11,111
Ending balance	(102,133)	(109,419)	(116,761)

Total stockholders’ equity	$353,841	$315,184	$250,899

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net Income	$34,265	$59,245	$59,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,199	7,369	7,195
Deferred taxes	5,519	9,294	3,523
Compensation expense related to share-based compensation plans	4,394	4,360	3,853
Loss (gain) on sale of assets	50	(22)	(160)
Changes in operating assets and liabilities:
Restricted investments	(3,465)	(912)	(2,189)
Accounts receivable, net	(1,569)	15,092	(4,119)
Prepaid taxes	(470)	(37)	2,033
Prepaid expenses and other current assets	(2,455)	(28)	132
Other assets	(72)	(374)	88
Accounts payable	7,150	(18,532)	4,223
Accrued expenses	(8,603)	(13,040)	4,094
Non-current liabilities	2,285	(908)	2,108
Net cash provided by operating activities	45,228	61,507	80,580

Cash flows from investing activities:
Proceeds from sale of equipment	84	1,342	725
Purchases of property and equipment	(4,246)	(10,732)	(10,197)
Cash used in acquisition of Comtrak, Inc.	-	(5,000)	(5,000)
Net cash used in investing activities	(4,162)	(14,390)	(14,472)

Cash flows from financing activities:
Proceeds from stock options exercised	256	407	760
Purchase of treasury stock	(1,101)	(2,630)	(76,309)
Excess tax benefits from share-based compensation	852	2,903	3,952
Net cash provided by (used in) financing activities	7	680	(71,597)

Effect of exchange rate changes on cash and cash equivalents	(9)	-	-

Net increase (decrease) in cash and cash equivalents	41,064	47,797	(5,489)
Cash and cash equivalents beginning of year	85,799	38,002	43,491
Cash and cash equivalents end of year	$126,863	$85,799	$38,002

Supplemental disclosures of cash paid for:
Interest	$91	$102	$106
Income taxes	$17,263	$27,199	$22,192
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

Cash and Cash Equivalents:  We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  We invested our cash overnight in a money market fund comprised of U.S. Treasury Securities and repurchase agreements for these securities.  The outstanding balances were $123.0 million and $80.9 million as of December 31, 2009 and 2008, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts:   In the normal course of business, we extend credit to customers after a review of each customer’s credit history.  An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation based on current economic conditions.  To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible.  On an annual basis we perform a hindsight analysis to determine our experience in collecting account balances over one year old and account balances in bankruptcy.   We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions.  The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable.  Our reserve for uncollectible accounts was approximately $4.6 million and $5.1 million as of December 31, 2009 and 2008, respectively.  Receivables are written off once collection efforts have been exhausted.  Recoveries of receivables previously charged off are recorded when received.

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

We review goodwill and other indefinite-lived intangibles for impairment as of November 1 or whenever events or changes in circumstances indicate the carrying amount of goodwill or other indefinite-lived intangibles may not be recoverable.  An indefinite lived intangible asset is impaired if its fair value is less than its carrying value.  Goodwill impairment is indicated if the fair value of the reporting unit is less than its carrying value.  An impairment loss is measured as the difference between the implied fair value of the reporting unit's goodwill and the carrying amount of goodwill. We utilize a third party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing.  These valuations are based on a market comparable approach, a discounted cash flow approach or a combination of both approaches.  The fair value measurement is determined based on assumptions that a market participant would use including expectations regarding future operating performance (which are consistent with our internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature.  As of December 31, 2009, reasonable variations in these assumptions do not have a significant impact on the results of the goodwill impairment test.  Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

We evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist.  If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Concentration of Credit Risk:  Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  We place our cash and temporary investments with high quality financial institutions and invest our cash overnight in a money market fund comprised of U.S. Treasury Securities and repurchase agreements for these securities.  We primarily serve customers located throughout the United States with no significant concentration in any one region.  No one customer accounted for more than 5% of revenue in 2009, 2008 or 2007.  We review a customer’s credit history before extending credit.  In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

Revenue Recognition:  Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured.  Revenue and related transportation costs are recognized based on relative transit time.  Further, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer.  Our customers view us as responsible for fulfillment including the acceptability of the service.  Services requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit.  We have discretion in setting sales prices and as a result, the amount we earn varies.  In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers.  Finally, we have credit risk for our receivables.  These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on a gross basis.

Provision for Income Taxes:  Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.  We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections with the exception of $0.4 million related to state tax net operating losses for which a valuation allowance has been established.  In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

Tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition as prescribed by the guidance.  For tax positions that meet the more likely than not threshold, a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled. We recognize interest expense and penalities related to income tax liabilities in our provision for income taxes.

Earnings Per Common Share:  Basic earnings per common share are based on the average quarterly weighted average number of Class A and Class B shares of common stock outstanding.  Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and for restricted stock which are both computed using the treasury stock method.

Stock Based Compensation: Share-based compensation includes the restricted stock awards expected to vest based on the grant date fair value.  Compensation expense is amortized straight-line over the vesting period and is included in salaries and benefits.  We present excess tax deductions resulting from the exercise of share-based compensation as financing cash in-flows and as operating cash out-flows in the Statement of Cash Flows.

New Pronouncements:  In September 2006, the FASB issued new guidance in the Fair Value Measurements and Disclosures Topic of the Codification. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of this guidance for one year for nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted the guidance effective January 1, 2008 for all financial assets and liabilities.  As of January 1, 2009, we adopted the guidance for all nonfinancial assets and all nonfinancial liabilities.  There is no impact on our financial statements as of December 31, 2009.

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

The FASB issued guidance in the Subsequent Events Topic of the Codification in May 2009.  This guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  The guidance also indicates the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, as well as the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this guidance effective for the quarter ending June 30, 2009. The adoption of this guidance had no impact on our financial statements as of December 31, 2009, other than the additional disclosure.

The Company evaluated subsequent events through February 18, 2010, the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure except for the issuance of restricted stock as described in Note 9.

In June 2009, the FASB issued amendments to the guidance on variable interest entities and consolidation, codified primarily in the Consolidation Topic of the FASB ASC. This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company’s involvement with a variable interest entity. The Company adopted this guidance effective January 1, 2010, as required. We do not expect the adoption of this guidance to have an impact on our financial statements.

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

NOTE 3.                      Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended, December 31,
	2009	2008	2007

Net income for basic and diluted earnings per share	$34,265	$59,245	$59,799

Weighted average shares outstanding - basic	37,367	37,174	38,660

Dilutive effect of stock options and restricted stock	158	310	468

Weighted average shares outstanding - diluted	37,525	37,484	39,128

Earnings per share - basic	$0.92	$1.59	$1.55

Earnings per share - diluted	$0.91	$1.58	$1.53

NOTE 4.                      Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2009 and 2008 due to their short-term nature.  Cash and cash equivalents included $123.0 million and $80.9 million as of December 31, 2009 and 2008, respectively, invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities.  Restricted investments included $9.6 million and $6.1 million as of December 31, 2009 and 2008, respectively, of mutual funds which are reported at fair value.  The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 5.                      Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2009	2008
Building and improvements	$72	$54
Leasehold improvements	2,174	1,700
Computer equipment and software	52,302	50,366
Furniture and equipment	8,077	7,995
Transportation equipment	30,551	30,231
	93,176	90,346
Less: Accumulated depreciation and amortization	(64,666)	(57,633)
Property and Equipment, net	$28,510	$32,713

Depreciation expense was $7.8 million, $6.9 million and $6.8 million for 2009, 2008 and 2007, respectively.

NOTE 6.                      Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2009	2008	2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	2.7	3.4
Nondeductible expenses	0.5	0.6	0.5
Provision for valuation allowance	0.4	-	0.1
IRS settlement	-	-	(1.4)
Illinois law change	-	-	(1.3)
Other	0.2	0.2	(0.4)
Net effective rate	38.7%	38.5%	35.9%

We and our subsidiaries file both unitary and separate company state income tax returns.

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
Current	2009	2008	2007
Federal	$14,700	$25,197	$26,234
State and local	1,619	2,590	3,672
	16,319	27,787	29,906
Deferred
Federal	4,560	8,651	4,000
State and local	741	643	(477)
	5,301	9,294	3,523

Total provision	$21,620	$37,081	$33,429

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2009	2008
Reserve for uncollectible accounts receivable	$1,721	$1,813
Accrued compensation	2,792	2,577
Other reserves	2,393	1,748
Current deferred tax assets	6,906	6,138

Accrued compensation	3,739	3,035
Operating loss carryforwards	390	386
Other reserves	842	692
Income tax basis in excess of financial basis of goodwill	870	1,588
Less valuation allowance	(379)	(163)
Long-term deferred tax assets	5,462	5,538
Total deferred tax assets	$12,368	$11,676

Prepaids	$(1,374)	$(1,200)
Other receivables	(2,658)	(2,953)
Current deferred tax liabilities	(4,032)	(4,153)

Property and equipment	(7,322)	(7,393)
Goodwill	(60,113)	(54,110)
Long-term deferred tax liabilities	(67,435)	(61,503)
Total deferred tax liabilities	$(71,467)	$(65,656)

Our state tax net operating losses of $390,000 expire between December 31, 2012 and December 31, 2023.  Management believes it is more likely than not that the deferred tax assets will be realized with the exception of $379,000 related to state tax net operating losses for which a valuation allowance has been established.

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

As of December 31, 2009 and 2008, the amount of unrecognized tax benefits was $0.5 million and $0.3 million, of which $0.3 million and $0.2 million would decrease our income tax provision, respectively, if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding accrued interest expense) is as follows (in thousands):

Balance at January 1, 2007	$3,152
Reductions as a result of a lapse of the applicable statute of limitations	(2,896)
Balance at December 31, 2007	$256
Additions for tax positions taken in prior years	80
Balance at December 31, 2008	$336
Additions based on tax positions related to the current year	118
Additions for tax positions taken in prior years	199
Reductions for tax positions taken in prior years	(80)
Reductions as a result of a lapse of the applicable statute of limitations	(55)
Balance at December 31, 2009	$518

        We are subject to income tax in the U.S. federal jurisdiction and numerous state jurisdictions.  Our 2006 tax year was the subject of our most recent IRS examination.  The examination was concluded in 2009 and resulted in the issuance of a no-change letter.  The examination by Illinois of our 2005 and 2006 tax years concluded in 2009 and resulted in our payment of approximately $17,000 to Illinois of combined income tax, penalty and interest.  Maryland commenced an examination of our 2006 through 2008 tax years in December 2009.  Although no other significant examinations are currently in effect, tax years 2006 through 2008 generally remain open to examination (with the exceptions noted above for the federal and Illinois jurisdictions) by the major tax jurisdictions to which we are subject.  During the next twelve months, it is reasonably possible we will both reduce unrecognized tax benefits by approximately $0.1 million as a result of expiration of state statutes of limitations and increase unrecognized tax benefits by approximately $0.1 million as a result of state income tax apportionment uncertainty.

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

Our unused and available borrowings under our bank revolving line of credit were $47.1 million as of December 31, 2009 and December 31, 2008.  We were in compliance with our debt covenants as of December 31, 2009.

We have standby letters of credit that expire from 2010 to 2012.  As of December 31, 2009, our letters of credit were $2.9 million.

NOTE 8.                      Rental Expense, User Charges and Commitments

Minimum annual rental commitments, as of December 31, 2009, under non-cancelable operating leases, principally for real estate, containers and equipment, are payable as follows (in thousands):

2010	$16,919
2011	15,096
2012	11,599
2013	4,344
2014	1,166
2015 and thereafter	718
$49,842

Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $8.0 million, $8.3 million and $7.7 million for 2009, 2008 and 2007, respectively.  Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs.  We straight-line rental expense in accordance with the FASB guidance in the Leases Topic of the Codification.

In March 2006, we entered into a ten year lease agreement for a building and property (Comtrak’s Memphis facility) with a related party, the President of Comtrak.  Rent paid under this lease agreement included in general and administrative expense totaled $0.7 million for each of the years ended 2009, 2008 and 2007.  The annual lease payments escalate by less than 1% per year.

We incur rental expense for our leased containers and tractors that are included in transportation costs and totaled $11.5 million, $12.1 million, and $9.9 million for 2009, 2008 and 2007, respectively.

We incur charges for use of a fleet of rail owned chassis and dedicated rail owned containers on the Union Pacific, Norfolk Southern and Burlington Northern Santa Fe which are included in transportation costs.  Such charges were $50.1 million, $45.4 million and $45.5 million for 2009, 2008 and 2007, respectively.  As of December 31, 2009, we have the ability to return the majority of the containers and pay for the chassis only when we are using them under these agreements.  As a result, no minimum commitments related to these chassis and containers have been included in the table above. Chassis charges included in accrued expenses-other as of December 31, 2009 and 2008 were $3.1 million and $9.8 million, respectively.

NOTE 9.                      Stock-Based Compensation Plans

 In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000.  In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000.  In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000.  In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”).  The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000.  In 2003, we amended our 2002 Incentive Plan to add an additional 2,000,000 shares of Class A Common Stock that are reserved for issuance.  In 2007, we amended our 2002 Incentive Plan to add an additional 1,000,000 shares of Class A common Stock that are reserved for issuance.  Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors.  We have not granted any stock options since 2003.  Restricted stock vests over a three to five year period.  As of December 31, 2009, 1,915,433 shares were available for future grant.  Generally, when stock options are exercised, either new shares are issued or shares are issued out of treasury.

We generally recognize the cost of share-based awards on a straight-line basis over the vesting period of the award including an estimate of forfeitures.  Share-based compensation expense for 2009, 2008 and 2007 was $4.4 million, $4.4 million and $3.9 million or $2.7 million, $2.7 million and $2.5 million, net of taxes, respectively.  Share-based compensation is included in Salaries and benefits in the accompanying Statements of Income.

  The following table summarizes the stock option activity for the year ended December 31, 2009:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2009	266,000	$1.89
Options exercised	(125,300)	$2.05
Options forfeited	-	$-
Outstanding at December 31, 2009	140,700	$1.75	3.06	$3,523,594

Exercisable at December 31, 2009	140,700	$1.75	3.06	$3,523,594

Intrinsic value for stock options is defined as the difference between the current market value and the grant price.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $2.6 million, $5.4 million and $8.3 million, respectively.  Cash received from stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.3 million, $0.4 million and $0.8 million, respectively.  The tax benefit realized for tax deductions from stock options exercised for the years ended December 31, 2009, 2008 and 2007 was $1.0 million, $2.3 million and $3.2 million, respectively.

The following table summarizes information about options outstanding as of December 31, 2009:

Options Outstanding and Exercisable
		Weighted Avg.	Weighted Avg.
Range of	Number	Remaining	Exercise
Exercise Prices	of Shares	Contractual Life	Price
$1.22 to $1.22	20,100	3.01	$1.22
$1.22 to $1.22	35,000	2.96	$1.30
$1.30 to $1.66	40,000	3.06	$1.51
$1.66 to $2.43	12,800	2.12	$2.24
$2.43 to $2.70	32,800	3.55	$2.64
$1.22 to $2.70	140,700	3.06	$1.75

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2009:

Non-vested restricted stock	Shares	Weighted Average Grant Date Fair Value

Non-vested January 1, 2009	402,368	$25.96
Granted	208,101	$26.56
Vested	(129,426)	$26.13
Forfeited	(7,010)	$26.74
Non-vested at December 31, 2009	474,033	$26.16

The following table summarizes the restricted stock granted during the respective years:

Restricted stock grants	2009	2008	2007

Employees	196,101	215,508	200,163
Outside directors	12,000	10,644	10,644
Total	208,101	226,152	210,807

Weighted average grant date fair value	$26.56	$26.16	$27.77

Vesting period	3-5 years	3-5 years	3 years

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $3.9 million and $3.9 million, respectively.

As of December 31, 2009, there was $8.2 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 1.44 years.

During January 2010, we granted 187,416 shares of restricted stock to certain employees and 12,000 shares of restricted stock to outside directors with a weighted average grant date fair value of $26.79. The stock vests over a three to five year period.

NOTE 10.                      Business Segment

We have no separately reportable segments.  Under the enterprise wide disclosure requirements, we report revenue (in thousands), for Intermodal, Brokerage and Logistics Services as follows:

	Years Ended December 31,
	2009	2008	2007

Intermodal	$1,054,862	$1,329,382	$1,206,364
Brokerage	292,639	372,051	322,465
Logistics	163,469	159,175	129,339
Total revenue	$1,510,970	$1,860,608	$1,658,168

NOTE 11.                      Employee Benefit Plans

We had one profit-sharing plan and trust as of December 31, 2009 and two profit-sharing plans and trusts in 2008 and 2007, all respectively under section 401(k) of the Internal Revenue Code.  At our discretion, we partially match qualified contributions made by employees to the plan.  We expensed approximately $1.3 million, $1.8 million and $1.9 million related to these plans in 2009, 2008, and 2007, respectively.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees.  Under the Plan, participants can elect to defer certain compensation.  Accounts will grow on a tax-deferred basis to the participant.  Restricted investments included in the consolidated balance sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2009 and 2008.  Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability.  We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary.  In addition, we have a legacy deferred compensation plan.  There are no new contributions being made into this legacy plan.  We expensed $0.4 million, $0.3 million and $1.0 million related to the employer match for these plans in 2009, 2008 and 2007, respectively.   The liabilities related to these plans as of December 31, 2009 and 2008 were $11.8 million and $8.8 million, respectively.

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

NOTE 13.                      Stock Buy Back Plans

On October 26, 2006, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  During the fourth quarter of 2007, we completed the authorized purchase of $75.0 million of our Class A Common Stock.

On November 14, 2007, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  We purchased 38,800 shares at an average price of $36.12 during 2008. No additional shares were purchased before the authorization expired June 30, 2009.

NOTE 14.                      Goodwill and Other Intangible Assets

In accordance with the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification, we completed the required annual impairment test.  No impairment charge was recognized based on the results of the annual goodwill impairment test and there were no accumulated impairment losses at the beginning of the period.

The following table presents the carrying amount of goodwill (in thousands):

Balance at January 1, 2008	$230,448
Other	2,662
Balance at December 31, 2008	$233,110
Other	(218)
Balance at December 31, 2009	$232,892

The changes in the carrying amount of goodwill for 2008 are due primarily to purchase accounting adjustments related to the acquisition of Comtrak.  The changes in the carrying amount of goodwill for 2009 relate to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

The components of the “Other intangible assets” are as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value	Life
As of December 31, 2009:
Relationships with owner operators	$647	$(413)	$234	6 years
Backlog/open orders	20	(20)	-	1 month
Trade name	2,904	-	2,904	Indefinite
Customer relationships	3,823	(977)	2,846	15 years
Information technology	500	(320)	180	6 years
Total	$7,894	$(1,730)	$6,164

As of December 31, 2008:
Relationships with owner operators	$647	$(306)	$341	6 years
Backlog/open orders	20	(20)	-	1 month
Trade name	2,904	-	2,904	Indefinite
Customer relationships	3,823	(722)	3,101	15 years
Information technology	500	(236)	264	6 years
Total	$7,894	$(1,284)	$6,610

The above intangible assets will be amortized using the straight-line method.  Amortization expense for each of the years ended December 31, 2009, 2008 and 2007 was $0.4 million.  Amortization expense for the next five years is as follows (in thousands):

2010	$444
2011	444
2012	285
2013	253
2014	253

NOTE 15.                      Restructuring Charges

In 2009, we recorded restructuring charges of approximately $1.0 million.  This consisted of a severance charges for 115 employees in the first quarter, 7 employees in the second quarter, 4 employees in the third quarter and 6 employees in the fourth quarter of 2009.  Approximately $13,000 of severance payments remained to be paid as of December 31, 2009.

All severance charges are included in salaries and benefits in the Statements of Income.

The following table displays the activity and balances of the restructuring reserves in the Consolidated Balance Sheets (in thousands):

Balance at January 1, 2009	$-
Restructuring expenses-severance	993
Cash payments made	(879)
Change in estimate	(101)
Balance at December 31, 2009	$13

NOTE 16.                      Guarantees

The California Air Resource Board (CARB) has approved new regulations that require significantly reduced emissions from existing on-road diesel vehicles operating in California.  The regulations require older model tractors to be modified to comply with the new regulations.  In response to the costs associated with complying with these new emission laws, we developed a guaranty program with a leasing company in 2009.  As part of this program, we are guaranteeing the owner operators’ lease payments for these tractors.  The term of the guarantee is through 2012.

At December 31, 2009, the potential maximum exposure under these lease guarantees was approximately $3.8 million.  The potential maximum exposure represents the payment of the remaining lease payments on all outstanding guaranteed leases at December 31, 2009.  However, upon default, we have the option to purchase the tractors.  We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees.  Alternatively, we can contract with another owner operator who would assume the lease.  At December 31, 2009, there were no potential defaults.

We recorded a $0.1 million liability at December 31, 2009 for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis.  We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 17.                      Comprehensive Income

Foreign subsidiaries’ assets and liabilities are translated to United States dollars at the end of period exchange rates.  Revenues and expenses are translated at average rates for the period.  Translation adjustments are reported as a separate component of stockholders’ equity.  Total comprehensive income was $34.3 million, $59.2 million and $59.8 million for the years ended December 31, 2009, 2008 and 2007 respectively.

NOTE 18.                      Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2009 and 2008 (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Year Ended December 31, 2009:
Revenue	$351,695	$362,613	$388,781	$407,881
Gross margin	45,169	45,763	48,200	46,558
Operating income	10,676	13,446	15,892	15,517
Net income	6,178	8,305	9,831	9,951
Basic earnings per share	$0.17	$0.22	$0.26	$0.27
Diluted earnings per share	$0.17	$0.22	$0.26	$0.26

	Quarters
	First	Second	Third	Fourth
Year Ended December 31, 2008:
Revenue	$424,995	$490,929	$514,212	$430,472
Gross margin	57,502	59,839	63,160	53,810
Operating income	20,988	24,070	27,283	23,121
Net income	13,135	14,970	16,930	14,210
Basic earnings per share	$0.35	$0.40	$0.45	$0.38
Diluted earnings per share	$0.35	$0.40	$0.45	$0.38

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(f) under the Securities Exchange Act of 1934.  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009.  Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), management believes our internal control over financial reporting was effective as of December 31, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hub Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hub Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Hub Group, Inc., and our report dated February 18, 2010 expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois
February 18, 2010

Item 9B.                  OTHER INFORMATION
None.

PART III

Item 10.                  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors” and “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2010, sets forth certain information with respect to our directors and Section 16 compliance and is incorporated herein by reference.  Certain information with respect to persons who are or may be deemed to be our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Our code of ethics can be found on our website at www.hubgroup.com.

Item 11.                 EXECUTIVE COMPENSATION

The section entitled “Compensation of Directors and Executive Officers” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2010, sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                               AND RELATED STOCKHOLDER MATTERS
The section entitled “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2010, sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	140,700	$1.75	1,915,433
Equity compensation plans not approved by security holders	--	--	--
Total	140,700	$1.75	1,915,433

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Meetings and Committees of the Board” appearing in our proxy statement for the annual meeting of our stockholders to be held on May 6, 2010, set forth certain information with respect to certain business relationships and transactions between us and our directors and officers and the independence of our directors and is incorporated herein by reference.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2010, sets forth certain information with respect to certain fees we have paid to our principal accountant for services and is incorporated herein by reference.

Item 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

             The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2009 and December 31, 2008

Consolidated Statements of Income - Years ended December 31, 2009, December 31, 2008 and December 31, 2007

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2009, December 31, 2008 and December 31, 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2009, December 31, 2008 and December 31, 2007

Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

    The following financial statement schedules of Hub Group, Inc. are filed as part of this report and should be read in conjunction with the consolidated financial statements of Hub Group, Inc.:
                                                                                                                                                                                                    Page
I.  Valuation and qualifying accounts and reserves ………………………………………………………………..  S-1

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

Date: February 18, 2010                                                                                           HUB GROUP, INC.

By /s/ David P. Yeager
     David P. Yeager
     Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager David P. Yeager	Chairman and Chief Executive Officer	February 18, 2010
/s/ Mark A. Yeager Mark A. Yeager	Vice Chairman, President and Chief Operating Officer	February 18, 2010
/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 18, 2010
/s/ Charles R. Reaves Charles R. Reaves	Director	February 18, 2010
/s/ Martin P. Slark Martin P. Slark	Director	February 18, 2010
/s/ Gary D. Eppen Gary D. Eppen	Director	February 18, 2010

SCHEDULE II

HUB GROUP, INC. VALUATION AND QUALIFYING ACCOUNTS
Allowance for uncollectible trade accounts

	Balance at	Charged to	Charged to	Balance at
	Beginning	Costs &	Other	End
Year Ended December 31:	of Year	Expenses	Accounts(1)	of Year
2009	$5,102,000	$1,157,000	$(1,652,000)	$4,607,000

2008	$5,456,000	$448,000	$(802,000)	$5,102,000

2007	$6,299,000	$(63,000)	$(780,000)	$5,456,000

Deferred tax valuation allowance

	Balance at	Charged to	Transferred to	Balance at
	Beginning	Costs &	Other	End
Year ended December 31:	of Year	Expenses	Accounts (2)	of Year
2009	$163,000	$216,000	$-	$379,000

2008	$163,000	$-	$-	$163,000

2007	$248,000	$81,000	$(166,000)	$163,000

(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries
(2)	Establish liability for uncertain tax positions

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

10.5	Description of Executive Officer cash compensation for 2010

10.6	Director compensation for 2010

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

   23.1                 Consent of Ernst & Young LLP

   31.1                 Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-4(a) promulgated under the Securities Exchange Act of 1934

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
                            Pursuant to 18 U.S.C. Section 1350

EXHIBIT 10.5

Hub Group, Inc.
Description of Executive Officer Cash Compensation
For 2010

Annual Cash Compensation

Base Salary
Set forth below are the base salaries of the Chief Executive Officer and each of the four most highly compensated executive officers in 2009 effective January 1, 2010.  The Company considers various factors in assigning executive officers to specific salary ranges, including job content, level of responsibility, accountability, and the competitive compensation market.  On an annual basis, all executive officers’ salaries are reviewed and adjusted to reflect individual performance and position within their respective ranges.

Bonus Plan
Executive officers are eligible for annual performance-based awards under the Company’s bonus plan, as are all salaried employees.  For 2009, goals were weighted upon achievement of targeted levels of earnings per share and, for some executives, upon achievement of personal goals.  The goals for 2010 will also be weighted.

Restricted Stock
The Company makes periodic grants of restricted stock to executive officers.  The grants of restricted stock made in early 2010 vest in equal installments over a five year period beginning a year from the grant date.

David P. Yeager
Chairman and Chief Executive Officer

Base
2010                      $574,867

Mark A. Yeager
Vice Chairman, President and Chief Operating Officer

Base
2010                      $460,000

Terri A. Pizzuto
Executive Vice President, Chief Financial Officer and Treasurer

Base
2010                      $300,000

Christopher R. Kravas
Chief Intermodal Officer

Base
2010                      $300,000

David L. Marsh
Chief Marketing Officer

Base
2010                      $300,000

EXHIBIT 10.6

Hub Group, Inc.
Directors’ Compensation For 2010

Directors’ Compensation

Each non-employee director receives an annual retainer fee of $60,000 in 2010, paid in quarterly installments.  In addition, expenses are paid for attendance at each Committee meeting. Directors who are also officers or employees of the Company receive no compensation for duties performed as a director.

Stock Plan

The Company makes periodic grants of restricted stock to the directors.  In connection with their 2010 compensation package, each independent director received 4,000 shares of restricted stock in January 2010.  These shares vest over three years.

EXHIBIT 21

Subsidiaries of Hub Group, Inc.

SUBSIDIARIES	JURISDICTION OF INCORPORATION/ORGANIZATION
Hub City Terminals, Inc.	Delaware
Hub Group Atlanta, LLC	Delaware
Hub Group Canada, L.P.	Delaware
Hub Group Associates, Inc.	Illinois
Hub Group Distribution Services, LLC	Illinois
Quality Services L.L.C.	Missouri
Hub Chicago Holdings, Inc.	Delaware
Hub Group Transport, LLC	Delaware
Hub Freight Services, Inc.	Delaware
Comtrak Logistics, Inc.	Delaware
HGNA Group de Mexico, S. de RL de C.V.	Mexico

EXHIBIT 23.1

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 333-146951, 333-115576 and 333-103845) pertaining to the Hub Group, Inc. 2002 Long Term Incentive Plan, Form S-8 No. 333-107745 pertaining to the Hub Group Employee Profit Sharing Plan and Trust, Form S-8 No. 333-33006 pertaining to the Hub Group, Inc. 1999 Long-Term Incentive Plan and Form S-8 No. 333-48185 pertaining to the Hub Group, Inc. 1997 Long-Term Incentive Plan, of our reports dated February 18, 2010, with respect to the consolidated financial statements and schedule of Hub Group, Inc., and the effectiveness of internal control over financial reporting of Hub Group, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2009.

/s/ Ernst & Young LLP

Chicago, Illinois
February 18, 2010