Form 10-Q
period 2010-03-31
HUB GROUP INC
filed 2010-04-23
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 or

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

On April 20, 2010, the registrant had 37,334,998 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$141,736	$126,863
Accounts receivable
Trade, net	173,878	145,317
Other	9,155	11,932
Prepaid taxes	132	593
Deferred taxes	766	2,874
Prepaid expenses and other current assets	4,142	6,801
TOTAL CURRENT ASSETS	329,809	294,380

Restricted investments	9,771	9,583
Property and equipment, net	27,246	28,510
Other intangibles, net	6,053	6,164
Goodwill, net	232,837	232,892
Other assets	1,778	1,819
TOTAL ASSETS	$607,494	$573,348

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable
Trade	$134,958	$110,626
Other	9,820	7,695
Accrued expenses
Payroll	7,849	8,253
Other	18,817	18,958
TOTAL CURRENT LIABILITIES	171,444	145,532

Non-current liabilities	12,166	12,002
Deferred taxes	63,172	61,973

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2010 and 2009	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2010 and 2009; 37,362,570 shares outstanding in 2010 and 37,253,330 shares outstanding in 2009	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2010 and 2009	7	7
Additional paid-in capital	166,970	171,470
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	308,254	299,552
Other comprehensive income (loss)	3	(9)
Treasury stock; at cost, 3,862,222 shares in 2010 and 3,971,462 shares in 2009	(99,476)	(102,133)
TOTAL STOCKHOLDERS' EQUITY	360,712	353,841
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$607,494	$573,348

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2010	2009

Revenue	$417,294	$351,695
Transportation costs	368,476	306,526

Gross margin	48,818	45,169

Costs and expenses:
Salaries and benefits	23,458	23,214
General and administrative	10,145	10,123
Depreciation and amortization	973	1,156
Total costs and expenses	34,576	34,493

Operating income	14,242	10,676

Other income (expense):
Interest expense	(14)	(25)
Interest and dividend income	25	55
Other, net	68	10
Total other income	79	40

Income before provision for income taxes	14,321	10,716

Provision for income taxes	5,619	4,538

Net income	$8,702	$6,178

Basic earnings per common share	$0.23	$0.17

Diluted earnings per common share	$0.23	$0.17

Basic weighted average number of shares outstanding	37,527	37,321
Diluted weighted average number of shares outstanding	37,643	37,412

See notes to unaudited consolidated financial statements.

HUB GROUP, INC
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except shares)

Three Months
Ended
March 31,
2010
Class A & B Common Stock Shares Outstanding
Beginning of year	37,915,626
Purchase of treasury shares	(107,628)
Treasury shares issued for restricted stock and stock options exercised	216,868
Ending balance	38,024,866

Class A & B Common Stock Amount
Beginning of year	$419
Ending balance	419

Additional Paid-in Capital
Beginning of year	171,470
Exercise of non-qualified stock options	(168)
Share-based compensation expense	931
Tax benefit of share-based compensation plans	133
Issuance of restricted stock awards, net of forfeitures	(5,396)
Ending balance	166,970

Purchase Price in Excess of Predecessor Basis, Net of Tax
Beginning of year	(15,458)
Ending balance	(15,458)

Retained Earnings
Beginning of year	299,552
Net income	8,702
Ending balance	308,254

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(9)
Foreign currency translation adjustments	12
Ending balance	3

Treasury Stock
Beginning of year	(102,133)
Purchase of treasury shares	(2,919)
Issuance of restricted stock and exercise of stock options	5,576
Ending balance	(99,476)

Total stockholders’ equity	$360,712

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$8,702	$6,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,952	2,184
Deferred taxes	3,401	3,088
Compensation expense related to share-based compensation plans	931	1,078
Loss (gain) on sale of assets	63	(27)
Changes in operating assets and liabilities:
Restricted investments	(188)	(455)
Accounts receivable, net	(25,784)	15,494
Prepaid taxes	461	-
Prepaid expenses and other current assets	2,659	584
Other assets	41	57
Accounts payable	26,457	6,300
Accrued expenses	(545)	(4,401)
Non-current liabilities	125	(940)
Net cash provided by operating activities	18,275	29,140

Cash flows from investing activities:
Proceeds from sale of equipment	7	48
Purchases of property and equipment	(647)	(1,429)
Net cash used in investing activities	(640)	(1,381)

Cash flows from financing activities:
Proceeds from stock options exercised	12	40
Purchase of treasury stock	(2,919)	(1,042)
Excess tax benefits from share-based compensation	133	117
Net cash used in financing activities	(2,774)	(885)

Effect of exchange rate changes on cash and cash equivalents	12	-

Net increase in cash and cash equivalents	14,873	26,874
Cash and cash equivalents beginning of period	126,863	85,799
Cash and cash equivalents end of period	$141,736	$112,673

Supplemental disclosures of cash paid for:
Interest	$14	$25
Income taxes	122	1,821

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.
NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                      Interim Financial Statements

Our accompanying unaudited consolidated financial statements of Hub Group, Inc. (“we”, “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.  However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2010 and results of operations for the three months ended March 31, 2010 and 2009.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.                      Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2010	2009

Net income for basic and diluted earnings per share	$8,702	$6,178

Weighted average shares outstanding - basic	37,527	37,321

Dilutive effect of stock options and restricted stock	116	91

Weighted average shares outstanding - diluted	37,643	37,412

Earnings per share - basic	$0.23	$0.17

Earnings per share - diluted	$0.23	$0.17

NOTE 3.                      Debt

On March 3, 2010, we entered into an amendment to our Credit Agreement which reduced our maximum unsecured borrowing capacity under the Credit Agreement from $50.0 million to $10.0 million and extended the term of the Credit Agreement until March 2013.  The interest rate of the Credit Agreement is equal to LIBOR plus 1.75%.  The financial covenants require a minimum net worth of $275.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0.  The commitment fee charged on the unused line of credit is 0.375%.

We have standby letters of credit that expire at various dates from 2010 to 2012.  As of March 31, 2010, the outstanding letters of credit totaled $2.9 million.

We had $7.1 million of unused and available borrowings under our bank revolving line of credit as of  March 31, 2010.  We were in compliance with our debt covenants as of  March 31, 2010.

NOTE 4.                      Commitments and Contingencies

We are a party to litigation incident to our business, including claims for freight lost or damaged in-transit freight improperly shipped or improperly billed, property damage and personal injury.  Some of the lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  Some of the lawsuits are not covered by insurance and we are defending them.  Management does not believe that the outcome of this litigation will have a material adverse effect on our financial position.

NOTE 5.                      Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of March 31, 2010 and December 31, 2009 due to their short-term nature.  Cash and cash equivalents included $136.2 million and $123.0 million as of March 31, 2010 and December 31, 2009, respectively, invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities.  Restricted investments included $9.8 million and $9.6 million as of March 31, 2010 and December 31, 2009, respectively, of mutual funds which are reported at fair value.  The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 6.                      Restructuring Charges

In the first quarter of 2010, we did not record any restructuring charges.  There were no severance payments remaining to be paid as of March 31, 2010 as remaining payments were made during the quarter.

NOTE 7.                      New Pronouncements

In June 2009, the FASB issued amendments to the guidance on variable interest entities and consolidation, codified primarily in the Consolidation Topic of the FASB ASC. This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company’s involvement with a variable interest entity. The Company adopted this guidance effective January 1, 2010, as required. The effect of adopting this standard had no impact on our financial statements.

NOTE 8.                      Guarantees

The California Air Resources Board (CARB) approved new regulations that require significantly reduced emissions from existing on-road diesel vehicles operating in California.  The regulations require older model tractors to be modified to comply with the new regulations.  In response to the costs associated with complying with these new emission laws, we developed a guaranty program with a leasing company in 2009.  As part of this program, we are guaranteeing certain owner operators’ lease payments for these tractors.  The term of the guarantee is through 2012.

The potential maximum exposure under these lease guarantees was approximately $5.5 million and $3.8 million as of March 31, 2010 and December 31, 2009, respectively.  The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of March 31, 2010 and December 31, 2009.  However, upon default, we have the option to purchase the tractors.  We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees.  Alternatively, we can contract with another owner operator who would assume the lease.  There were no material defaults during the quarter ended March 31, 2010.

The liability was approximately $0.1 million as of both March 31, 2010 and December 31, 2009 for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis.  We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 9.                      Comprehensive Income

Foreign subsidiaries’ assets and liabilities are translated to United States dollars at the end of period exchange rates.  Revenues and expenses are translated at average rates for the period.  Translation adjustments are reported as a separate component of stockholders’ equity.  Total comprehensive income was $8.7 million and $6.2 million for the quarters ended March 31, 2010 and 2009, respectively.

NOTE 10.                      Subsequent Events

On April 8, 2010, we entered into an Equipment Purchase Contract with Singamas Management Services, Ltd. for the acquisition of 2,000 53' containers. We expect the acquisition costs to be approximately $19.2 million and we expect to take delivery of the equipment from May to August 2010.

We evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure except as noted above.

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

Our drayage services are provided by our subsidiary, Comtrak, which assists us in providing reliable, cost effective intermodal services to our customers.  Comtrak has terminals in Atlanta, Bensalem (Philadelphia), Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus, Dallas, Harrisburg, Huntsville, Jacksonville, Kansas City, Memphis, Nashville, Ontario (Los Angeles), Perry, Saint Louis, Savannah, Stockton, and Tampa.  As of March 31, 2010, Comtrak owned 281 tractors, leased 20 tractors, leased or owned 553 trailers, employed 308 drivers and contracted with 1,045 owner-operators.

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

Our top 50 customers’ revenue represents approximately 62% of our revenue as of March 31, 2010.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, costs per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended
	March 31,
			%
	2010	2009	Change

Revenue
Intermodal	$286,733	$245,569	16.8%
Truck brokerage	83,582	68,040	22.8
Logistics	46,979	38,086	23.3
Total revenue	$417,294	$351,695	18.7%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2010	2009

Revenue	100.0%	100.0%

Transportation costs	88.3	87.2

Gross margin	11.7	12.8

Costs and expenses:
Salaries and benefits	5.6	6.6
General and administrative	2.5	2.9
Depreciation and amortization	0.2	0.3
Total costs and expenses	8.3	9.8

Operating income	3.4	3.0

Other income:
Interest and dividend income	0.0	0.0
Total other income	0.0	0.0

Income before provision for income taxes	3.4	3.0

Provision for income taxes	1.3	1.2

Net income	2.1%	1.8%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenue

Revenue increased 18.7% to $417.3 million in 2010 from $351.7 million in 2009.  Intermodal revenue increased 16.8% to $286.7 million due to a 16% increase in volume, a 6% increase for fuel, a 3% price decrease and a 2% decrease for mix.  Truck brokerage revenue increased 22.8% to $83.6 million due to a 23% increase in volume and a 7% increase for fuel, offset by a 7% decrease for price and mix.  Our length of haul for truck brokerage was down 4% or 30 miles.  Logistics revenue increased 23.3% to $47.0 million related to several new customers added in 2009 and an increase in business with existing accounts.

Gross Margin

Gross margin increased 8.1% to $48.8 million in 2010 from $45.2 million in 2009.  This $3.6 million margin increase came primarily from intermodal and logistics.  As a percentage of revenue, gross margin decreased to 11.7% in 2010 from 12.8% in 2009.  The decrease in gross margin as a percentage of revenue was driven primarily by intermodal pricing being down 3% and an increase in truck brokerage costs resulting from tighter capacity.

Salaries and Benefits

As a percentage of revenue, salaries and benefits decreased to 5.6% in 2010 from 6.6% in 2009 due to increased revenue and improved employee efficiencies.  Salaries and benefits increased to $23.5 million in 2010 from $23.2 million in 2009 due primarily to an increase in bonus expense, partially offset by lower severance.  Bonuses were $1.3 million higher in the first quarter of 2010 due primarily to the EPS portion of the bonus being accrued in 2010 while no EPS bonus was accrued in 2009.  This increase was partially offset by a decrease in salaries related to severance costs of $0.9 million recorded during the quarter ended March 31, 2009.   Headcount as of March 31, 2010 was 1,037 which excludes drivers as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses remained constant at $10.1 million in both 2010 and 2009.  As a percentage of revenue, these expenses decreased to 2.5% in 2010 from 2.9% in 2009.  Increases in professional fees of $0.8 million and outside sales commissions of $0.2 million were offset by decreases in bad debt expense of $0.8 million and travel and entertainment expenses of $0.2 million.

Depreciation and Amortization

Depreciation and amortization decreased to $1.0 million in 2010 from $1.2 million in 2009.  This expense as a percentage of revenue decreased to 0.2% in 2010 from 0.3% in 2009.  The decrease in depreciation and amortization was due primarily to a change in the salvage value of certain assets in 2009.

Other Income (Expense)

Interest and other income increased to $0.08 million in 2010 from $0.04 million in 2009.  The increase in other income was primarily due to the positive effects of currency translation for the quarter ended March 31, 2010.

Provision for Income Taxes

The provision for income taxes increased to $5.6 million in 2010 from $4.5 million in 2009.  We provided for income taxes using an effective rate of 39.2% in 2010 and an effective rate of 42.3% in 2009.  The 2009 effective rate was higher due to income tax law changes enacted in February 2009 by Wisconsin and California.

Net Income

Net income increased to $8.7 million in 2010 from $6.2 million in 2009 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share were $0.23 in 2010 and $0.17 in 2009.  Basic earnings per share increased due to the increase in net income.

Diluted earnings per share were $0.23 in 2010 and $0.17 in 2009.  Diluted earnings per share increased due to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

During 2010, we have funded operations, capital expenditures and stock buy backs through cash flows from operations. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next 12 months.

Cash provided by operating activities for the quarter ended March 31, 2010 was approximately $18.3 million, which resulted primarily from income of $8.7 million adjusted for non-cash charges of $6.4 million and the change in operating assets and liabilities of $3.2 million.

Net cash used in investing activities for the quarter ended March 31, 2010 was $0.6 million and related primarily to capital expenditures.  We expect capital expenditures to be between $34.0 million and $38.0 million for all of 2010.  This range includes the acquisition of the 2000 53’ containers for approximately $19.2 million which are expected to be delivered between May and August 2010. The foregoing estimate of capital expenditures assumes no real property purchases in 2010.  We are exploring purchasing property to support our drayage and equipment operations.  If we purchase any property, our capital expendutures could be higher than the range specified.

The net cash used in financing activities for the quarter ended March 31, 2010 was $2.8 million.  We used $2.9 million of cash to purchase treasury stock and reported $0.1 million of excess tax benefits from share-based compensation as a financing cash in-flow.

On March 3, 2010, we entered into an amendment to our Credit Agreement which reduced our maximum unsecured borrowing capacity under the Credit Agreement from $50.0 million to $10.0 million and extended the term of the Credit Agreement until March 2013.  The interest rate of the Credit Agreement is equal to LIBOR plus 1.75%.  The financial covenants require a minimum net worth of $275.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0.  The commitment fee charged on the unused line of credit is 0.375%. The revolving line of credit expires on March 3, 2013.  We believe that the $10.0 million in unsecured borrowing capacity more accurately reflects our borrowing needs in the coming years in light of our historical lack of borrowings against the line of credit, significant cash balance and ability to generate cash.

We have standby letters of credit that expire at various dates from 2010 to 2012.  As of March 31, 2010, the outstanding letters of credit were $2.9 million.

We had $7.1 million of unused and available borrowings under our bank revolving line of credit as of March 31, 2010.  We were in compliance with our debt covenants as of March 31, 2010.

We have authorization to spend up to $30.0 million to purchase common stock through March 2011.  We purchased 53,800 shares under this authorization in the first quarter of 2010.  We may make additional purchases from time to time as market conditions warrant.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

Item 4.  CONTROLS AND PROCEDURES

As of March 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2010.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      Other  Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2010, our Board of Directors authorized the purchase of up to $30.0 million of our Class A Common Stock.  This authorization expires March 31, 2011.  We purchased 53,800 shares in the first quarter of 2010.   We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
March 1 to March 31	53,800	$27.46	53,800	$28,523
Total	53,800	$27.46	53,800	$28,523

This table excludes 53,828 shares we purchased for $1.4 million during the quarter ended March 31, 2010 related to employee withholding upon vesting of restricted stock.

Item 6.  Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

Date: April 23, 2010	By:	/s/ Terri A. Pizzuto
Name: Terria A. Pizzuto
Title: Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.                      Description

10.1
Third Amendment to Credit Agreement, dated as of March 3, 2010, among Hub Group, Inc., Hub City Terminals, Inc., Harris N.A. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 3, 2010 and filed March 5, 2010, File No. 000-27754)

10.2
Equipment Purchase Contract, dated as of April 8, 2010, by and between Hub City Terminals, Inc. and Singamas Management Services, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated April 8, 2010 and filed April 13, 2010, File No. 000-27754)

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