Form 10-Q
period 2010-06-30
HUB GROUP INC
filed 2010-07-28
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 or

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

On July 22, 2010, the registrant had 37,019,216 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$128,356	$126,863
Accounts receivable trade, net	195,134	145,317
Accounts receivable other	14,621	11,932
Prepaid taxes	354	593
Deferred taxes	955	2,874
Prepaid expenses and other current assets	6,867	6,801
TOTAL CURRENT ASSETS	346,287	294,380

Restricted investments	9,294	9,583
Property and equipment, net	27,577	28,510
Other intangibles, net	5,941	6,164
Goodwill, net	232,782	232,892
Other assets	2,340	1,819
TOTAL ASSETS	$624,221	$573,348

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$146,872	$110,626
Accounts payable other	9,237	7,695
Accrued payroll	9,003	8,253
Accrued other	21,762	18,958
TOTAL CURRENT LIABILITIES	186,874	145,532

Non-current liabilities	11,640	12,002
Deferred taxes	64,509	61,973

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2010 and 2009	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2010 and 2009; 37,016,157 shares outstanding in 2010 and 37,253,330 shares outstanding in 2009. Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2010 and 2009.	419	419
Additional paid-in capital	168,343	171,470
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	317,884	299,552
Other comprehensive income (loss)	2	(9)
Treasury stock; at cost, 4,208,635 shares in 2010 and 3,971,462 shares in 2009	(109,992)	(102,133)
TOTAL STOCKHOLDERS' EQUITY	361,198	353,841
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$624,221	$573,348

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2010	2009	2010	2009

Revenue	$458,113	$362,613	$875,407	$714,308
Transportation costs	407,537	316,850	776,013	623,376
Gross margin	50,576	45,763	99,394	90,932

Costs and expenses:
Salaries and benefits	23,863	22,063	47,321	45,277
General and administrative	10,064	9,130	20,209	19,253
Depreciation and amortization	934	1,124	1,907	2,280
Total costs and expenses	34,861	32,317	69,437	66,810

Operating income	15,715	13,446	29,957	24,122

Other income (expense):
Interest expense	(12)	(25)	(26)	(50)
Interest and dividend income	23	36	48	91
Other, net	84	62	152	72
Total other income	95	73	174	113

Income before provision for income taxes	15,810	13,519	30,131	24,235

Provision for income taxes	6,180	5,214	11,799	9,752

Net income	$9,630	$8,305	$18,332	$14,483

Basic earnings per common share	$0.26	$0.22	$0.49	$0.39

Diluted earnings per common share	$0.26	$0.22	$0.49	$0.39

Basic weighted average number of shares outstanding	37,429	37,344	37,478	37,333

Diluted weighted average number of shares outstanding	37,580	37,480	37,611	37,446

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$18,332	$14,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,945	4,320
Deferred taxes	4,644	3,227
Compensation expense related to share-based compensation plans	1,822	2,152
Loss (gain) on sale of assets	19	(16)
Changes in operating assets and liabilities:
Restricted investments	289	(1,570)
Accounts receivable, net	(52,505)	1,709
Prepaid expenses and other current assets	174	(2,260)
Other assets	(520)	63
Accounts payable	36,312	11,047
Accrued expenses	2,939	(3,362)
Non-current liabilities	(441)	288
Net cash provided by operating activities	15,010	30,081

Cash flows from investing activities:
Proceeds from sale of equipment	720	53
Purchases of property and equipment	(2,051)	(1,951)
Net cash used in investing activities	(1,331)	(1,898)

Cash flows from financing activities:
Proceeds from stock options exercised	14	44
Purchase of treasury stock	(12,365)	(1,082)
Excess tax benefits from share-based compensation	154	147
Net cash used in financing activities	(12,197)	(891)

Effect of exchange rate changes on cash and cash equivalents	11	-

Net increase in cash and cash equivalents	1,493	27,292
Cash and cash equivalents beginning of period	126,863	85,799
Cash and cash equivalents end of period	$128,356	$113,091

Supplemental disclosures of cash paid for:
Interest	$26	$50
Income taxes	$4,304	$4,413

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2010 and results of operations for the three months and six months ended June 30, 2010 and 2009.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.                      Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2010	2009	2010	2009

Net income for basic and diluted earnings per share	$9,630	$8,305	$18,332	$14,483

Weighted average shares outstanding – basic	37,429	37,344	37,478	37,333

Dilutive effect of stock options and restricted stock	151	136	133	113

Weighted average shares outstanding – diluted	37,580	37,480	37,611	37,446

Earnings per share – basic	$0.26	$0.22	$0.49	$0.39

Earnings per share – diluted	$0.26	$0.22	$0.49	$0.39

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

We have standby letters of credit that expire at various dates from 2010 to 2012.  As of June 30, 2010, the outstanding letters of credit totaled $2.6 million.

We had $7.4 million of unused and available borrowings under our bank revolving line of credit as of June 30, 2010.  We were in compliance with our debt covenants as of June 30, 2010.

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

NOTE 5.                      Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2010 and December 31, 2009 due to their short-term nature.  Cash and cash equivalents included $120.8 million and $123.0 million as of June 30, 2010 and December 31, 2009, respectively, invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities.  Restricted investments included $9.3 million and $9.6 million as of June 30, 2010 and December 31, 2009, respectively, of mutual funds which are reported at fair value.  The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

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

NOTE 7.                      Guarantees

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

The potential maximum exposure under these lease guarantees was approximately $6.2 million and $3.8 million as of June 30, 2010 and December 31, 2009, respectively.  The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of June 30, 2010 and December 31, 2009.  However, upon default, we have the option to purchase the tractors.  We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees.  Alternatively, we can contract with another owner operator who would assume the lease.  There were no material defaults during the six months ended June 30, 2010.

The liability was approximately $0.1 million as of June 30, 2010 and December 31, 2009 for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis.  We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 8.                      Comprehensive Income

Foreign subsidiaries’ assets and liabilities are translated to United States dollars at the end of period exchange rates.  Revenues and expenses are translated at average rates for the period.  Translation adjustments are reported as a separate component of stockholders’ equity.  Total comprehensive income was $9.6 million and $8.3 million for the quarters ended June 30, 2010 and 2009, respectively and $18.3 million and $14.5 million for the six months ended June 30, 2010 and 2009, respectively.

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

Our drayage services are provided by our subsidiary, Comtrak, which assists us in providing reliable, cost effective intermodal services to our customers.  Comtrak has terminals in Atlanta, Philadelphia, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Jacksonville, Kansas City, Memphis, Nashville, Los Angeles, Perry (FL), Saint Louis, Savannah, Stockton, and Titusville (FL).  As of June 30, 2010, Comtrak owned 291 tractors, leased 5 tractors, leased or owned 504 trailers, employed 276 drivers and contracted with 1,101 owner-operators.

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

Our top 50 customers’ revenue represents approximately 61% of our revenue as of June 30, 2010.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, costs per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2010	2009	Change	2010	2009	Change

Revenue
Intermodal	$320,351	$254,072	26.1%	$607,084	$499,641	21.5%
Truck brokerage	86,355	71,399	20.9	169,937	139,439	21.9
Logistics	51,407	37,142	38.4	98,386	75,228	30.8
Total revenue	$458,113	$362,613	26.3%	$875,407	$714,308	22.6%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%

Transportation costs	89.0	87.4	88.6	87.3

Gross margin	11.0	12.6	11.4	12.7

Costs and expenses:
Salaries and benefits	5.2	6.1	5.4	6.3
General and administrative	2.2	2.5	2.3	2.7
Depreciation and amortization	0.2	0.3	0.2	0.3
Total costs and expenses	7.6	8.9	7.9	9.3

Operating income	3.4	3.7	3.5	3.4

Other income:
Interest and dividend income	0.0	0.0	0.0	0.0
Total other income	0.0	0.0	0.0	0.0

Income before provision for income taxes	3.4	3.7	3.5	3.4

Provision for income taxes	1.3	1.4	1.3	1.4

Net income	2.1%	2.3%	2.2%	2.0%

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenue

Revenue increased 26.3% to $458.1 million in 2010 from $362.6 million in 2009.  Intermodal revenue increased 26.1% to $320.3 million due to a 25% increase in volume and an 8% increase for fuel offset by a 2% price decrease and a 5% decrease for mix.  Truck brokerage revenue increased 20.9% to $86.4 million due to a 17% increase in volume and a 7% increase for fuel offset by a 3% decrease for price and mix.  Our average length of haul for truck brokerage was down 5% or 37 miles.  Logistics revenue increased 38.4% to $51.4 million related primarily to new customers added in 2009 and an increase in business with existing accounts.

Gross Margin

Gross margin increased 10.5% to $50.6 million in 2010 from $45.8 million in 2009.  This $4.8 million margin increase came from our intermodal and logistics businesses, offset by a $1.7 million decline in truck brokerage margins.  As a percentage of revenue, gross margin decreased to 11.0% in 2010 from 12.6% in 2009.  The decrease in gross margin as a percentage of revenue was driven primarily by an increase in truck brokerage costs resulting from tighter capacity and a dercrease in intermodal pricing and mix.

Salaries and Benefits

As a percentage of revenue, salaries and benefits decreased to 5.2% in 2010 from 6.1% in 2009 due to increased revenue and improved employee efficiencies.  Salaries and benefits increased to $23.9 million in 2010 from $22.1 million in 2009 due primarily to an increase in bonus expense, salary expense and commission expense.  Bonuses were $1.2 million higher than last year due primarily to the EPS portion of the bonus being accrued in 2010 while no EPS bonus was accrued in 2009.  Headcount as of June 30, 2010 and 2009 was 1,080 and 1,016, respectively, which excludes drivers as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses increased to $10.1 million in 2010 from $9.1 million in 2009.  As a percentage of revenue, these expenses decreased to 2.2% in 2010 from 2.5% in 2009.  Total expenses increased primarily due to $0.3 million increases in driver recruiting costs, agency fees, independent contractor commission expense and the replacement of personal computers.  These increases were partially offset by a reduction in bad debt expense of $0.3 million.

Depreciation and Amortization

Depreciation and amortization decreased to $0.9 million in 2010 from $1.1 million in 2009.  This expense as a percentage of revenue decreased to 0.2% in 2010 from 0.3% in 2009.  The decrease in depreciation and amortization was due primarily to a change in the salvage value of certain assets in 2009.

Other Income (Expense)

Interest and other income increased to $0.1 million in 2010 from $0.08 million in 2009.  The increase in other income was primarily due to the positive effects of currency translation for the quarter ended June 30, 2010.

Provision for Income Taxes

The provision for income taxes increased to $6.2 million in 2010 from $5.2 million in 2009.  We provided for income taxes using an effective rate of 39.1% in 2010 and an effective rate of 38.6% in 2009.  The 2010 effective rate was higher due primarily to restrictions on the deductibility of certain compensation.

Net Income

Net income increased to $9.6 million in 2010 from $8.3 million in 2009 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share were $0.26 in 2010 and $0.22 in 2009.  Basic earnings per share increased due to the increase in net income.  Diluted earnings per share were $0.26 in 2010 and $0.22 in 2009.  Diluted earnings per share increased due to the increase in net income.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenue

Revenue increased 22.6% to $875.4 million in 2010 from $714.3 million in 2009.  Intermodal revenue increased 21.5% to $607.1 million due to a 21% increase in volume and a 7% increase for fuel offset by a 2% price decrease and a 4% decrease for mix.  Truck brokerage revenue increased 21.9% to $169.9 million due to a 20% increase in volume and a 6% increase for fuel offset by a 4% decrease for price and mix.  Our average length of haul for truck brokerage was down 4% or 26 miles.  Logistics revenue increased 30.8% to $98.4 million related to new customers added in 2009 and an increase in business with existing accounts.

Gross Margin

Gross margin increased 9.3% to $99.4 million in 2010 from $90.9 million in 2009.  This $8.5 million margin increase came primarily from intermodal and logistics.  As a percentage of revenue, gross margin decreased to 11.4% in 2010 from 12.7% in 2009.  The decrease in gross margin as a percentage of revenue was driven primarily by an increase in truck brokerage costs resulting from tighter capacity and a decrease in intermodal pricing and mix.

Salaries and Benefits

Salaries and benefits increased to $47.3 million in 2010 from $45.3 million in 2009 due primarily to an increase in bonus expense and commission expense, partially offset by lower severance.  Bonuses were $2.5 million higher in the six months ended June 30, 2010 due primarily to the EPS portion of the bonus being accrued in 2010 while no EPS bonus was accrued in 2009.  This increase was partially offset by a decrease in salaries related to severance costs of $0.9 million recorded during the six months ended June 30, 2009.  As a percentage of revenue, salaries and benefits decreased to 5.4% in 2010 from 6.3% in 2009 due to increased revenue and improved employee efficiencies.

General and Administrative

General and administrative expenses increased to $20.2 million in 2010 from $19.3 million in 2009.  As a percentage of revenue, these expenses decreased to 2.3% in 2010 from 2.7% in 2009.  Total expenses increased primarily due to increases in agency fees of $0.7 million, driver and employee recruiting costs of $0.6 million, independent contractor commission expense of $0.4 million and the replacement of personal computers of $0.3 million.  These increases were partially offset by a reduction in bad debt expense of $1.2 million.

Depreciation and Amortization

Depreciation and amortization decreased to $1.9 million in 2010 from $2.3 million in 2009.  This expense as a percentage of revenue decreased to 0.2% in 2010 from 0.3% in 2009.  The decrease in depreciation and amortization was due primarily to a change in the salvage value of certain assets in 2009.

Other Income (Expense)

Interest and other income increased to $0.2 million in 2010 from $0.1 million in 2009.  The increase in other income was primarily due to the positive effects of currency translation for the six months ended June 30, 2010.

Provision for Income Taxes

The provision for income taxes increased to $11.8 million in 2010 from $9.8 million in 2009 due to the increase in pretax income.  We provided for income taxes using an effective rate of 39.2% in 2010 and an effective rate of 40.2% in 2009.  The 2009 effective rate was higher due to income tax law changes enacted in February 2009 by Wisconsin and California.  The combined effect of the changes was approximately a $0.4 million increase in expense.

Net Income

Net income increased to $18.3 million in 2010 from $14.5 million in 2009 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share increased to $0.49 in 2010 from $0.39 in 2009.  Basic earnings per share increased due to the increase in net income.  Diluted earnings per share increased to $0.49 in 2010 from $0.39 in 2009.  Diluted earnings per share increased due to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

During 2010, we have funded operations, capital expenditures and stock buy backs through cash flows from operations. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next 12 months.

Cash provided by operating activities for the six months ended June 30, 2010 was approximately $15.0 million, which resulted primarily from income of $18.3 million adjusted for non-cash charges of $10.4 million offset by the change in operating assets and liabilities of $13.7 million.

Net cash used in investing activities for the six months ended June 30, 2010 was $1.3 million related to capital expenditures of $2.0 million, partially offset by proceeds from the sale of equipment of $0.7 million.  We expect capital expenditures to be between $30.0 million and $32.0 million for all of 2010.  This range includes the acquisition of the 2,500 53’ containers for approximately $24.8 million which are expected to be delivered between May and November 2010.  The foregoing estimate of capital expenditures assumes no real property purchases in 2010.  We are exploring purchasing property to support our drayage and equipment operations.  If we purchase any property, our capital expenditures could be higher than the range specified.

The net cash used in financing activities for the six months ended June 30, 2010 was $12.2 million.  We used $12.4 million of cash to purchase treasury stock and reported $0.2 million of excess tax benefits from share-based compensation as a financing cash in-flow.

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

We have standby letters of credit that expire at various dates from 2010 to 2012.  As of June 30, 2010, the outstanding letters of credit were $2.6 million.

We had $7.4 million of unused and available borrowings under our bank revolving line of credit as of June 30, 2010.  We were in compliance with our debt covenants as of June 30, 2010.

We have authorization to spend up to $30.0 million to purchase common stock through March 2011.  We purchased 380,150 shares under this authorization during the six months ended June 30, 2010 and have $18.5 million remaining under this authorization  Of these shares, 20,000 shares were purchased in June 2010 and settled in July 2010.  We may make additional purchases from time to time as market conditions warrant.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

Item 4.  CONTROLS AND PROCEDURES

As of June 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2010.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      Other  Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2010, our Board of Directors authorized the purchase of up to $30.0 million of our Class A Common Stock.  This authorization expires March 31, 2011.  We purchased 380,150 shares during the six months ended June 30, 2010.   We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
April 1-30	-	$-	-	$28,523
May 1-31	61,350	$29.62	61,350	$26,706
June 1-30	265,000	$31.02	265,000	$18,486
Total	326,350	$30.75	326,350	$18,486

All of the above shares were settled prior to or in June 2010 except for 20,000 shares which were settled in July 2010.

This table excludes 672 shares we purchased for $0.02 million during the three months ended June 30, 2010 related to employee withholding upon vesting of restricted stock.

Item 6.  Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

Date: July 28, 2010	By:	/s/ Terri A. Pizzuto
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

101
The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flow; and (iv) Notes to Unaudited Consolidated Financial Statements.