Form 10-Q
period 2010-09-30
HUB GROUP INC
filed 2010-10-25
CIK 940942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

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

On October 21, 2010, the registrant had 36,652,858 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$118,043	$126,863
Accounts receivable trade, net	210,134	145,317
Accounts receivable other	13,561	11,932
Prepaid taxes	129	593
Deferred taxes	2,260	2,874
Prepaid expenses and other current assets	6,285	6,801
TOTAL CURRENT ASSETS	350,412	294,380

Restricted investments	10,521	9,583
Property and equipment, net	43,184	28,510
Other intangibles, net	5,830	6,164
Goodwill, net	232,727	232,892
Other assets	2,310	1,819
TOTAL ASSETS	$644,984	$573,348

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$148,057	$110,626
Accounts payable other	9,958	7,695
Accrued payroll	13,420	8,253
Accrued other	28,233	18,958
TOTAL CURRENT LIABILITIES	199,668	145,532

Non-current liabilities	12,997	12,002
Deferred taxes	68,401	61,973

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2010 and 2009	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2010 and 2009; 36,652,858 shares outstanding in 2010 and 37,253,330 shares outstanding in 2009	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2010 and 2009	7	7
Additional paid-in capital	169,181	171,470
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	330,501	299,552
Accumulated other comprehensive income (loss)	5	(9)
Treasury stock; at cost, 4,571,934 shares in 2010 and 3,971,462 shares in 2009	(120,730)	(102,133)
TOTAL STOCKHOLDERS' EQUITY	363,918	353,841
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$644,984	$573,348

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2010	2009	2010	2009

Revenue	$478,417	$388,781	$1,353,824	$1,103,089
Transportation costs	421,020	340,581	1,197,033	963,958
Gross margin	57,397	48,200	156,791	139,131

Costs and expenses:
Salaries and benefits	25,547	22,237	72,868	67,514
General and administrative	10,205	9,122	30,414	28,374
Depreciation and amortization	938	949	2,845	3,229
Total costs and expenses	36,690	32,308	106,127	99,117

Operating income	20,707	15,892	50,664	40,014

Other income (expense):
Interest expense	(12)	(26)	(38)	(76)
Interest and dividend income	35	29	83	120
Other, net	(68)	116	84	188
Total other (expense) income	(45)	119	129	232

Income before provision for income taxes	20,662	16,011	50,793	40,246

Provision for income taxes	8,045	6,180	19,844	15,932

Net income	$12,617	$9,831	$30,949	$24,314

Basic earnings per common share	$0.34	$0.26	$0.83	$0.65

Diluted earnings per common share	$0.34	$0.26	$0.83	$0.65

Basic weighted average number of shares outstanding	37,118	37,373	37,358	37,346

Diluted weighted average number of shares outstanding	37,288	37,550	37,504	37,481

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$30,949	$24,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,078	6,282
Deferred taxes	7,325	4,465
Compensation expense related to share-based compensation plans	2,720	3,218
Loss (gain) on sale of assets	46	(21)
Changes in operating assets and liabilities:
Restricted investments	(938)	(2,833)
Accounts receivable, net	(66,443)	(12,555)
Prepaid taxes	464	(9)
Prepaid expenses and other current assets	517	(1,809)
Other assets	(491)	99
Accounts payable	39,692	20,542
Accrued expenses	6,497	(3,544)
Non-current liabilities	847	1,601
Net cash provided by operating activities	27,263	39,750

Cash flows from investing activities:
Proceeds from sale of equipment	871	72
Purchases of property and equipment	(13,362)	(2,534)
Net cash used in investing activities	(12,491)	(2,462)

Cash flows from financing activities:
Proceeds from stock options exercised	18	155
Purchase of treasury stock	(23,822)	(1,096)
Excess tax benefits from share-based compensation	198	660
Net cash used in financing activities	(23,606)	(281)

Effect of exchange rate changes on cash and cash equivalents	14	2

Net (decrease) increase in cash and cash equivalents	(8,820)	37,009
Cash and cash equivalents beginning of period	126,863	85,799
Cash and cash equivalents end of period	$118,043	$122,808

Supplemental disclosures of cash paid for:
Interest	$38	$76
Income taxes	$9,937	$11,676

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.
NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                      Interim Financial Statements

Our accompanying unaudited consolidated financial statements of Hub Group, Inc. ("we", "us" or "our") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.  However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2010 and results of operations for the three months and nine months ended September 30, 2010 and 2009.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.                      Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2010	2009	2010	2009

Net income for basic and diluted earnings per share	$12,617	$9,831	$30,949	$24,314

Weighted average shares outstanding – basic	37,118	37,373	37,358	37,346

Dilutive effect of stock options and restricted stock	170	177	146	135

Weighted average shares outstanding – diluted	37,288	37,550	37,504	37,481

Earnings per share – basic	$0.34	$0.26	$0.83	$0.65

Earnings per share – diluted	$0.34	$0.26	$0.83	$0.65

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

We have standby letters of credit that expire at various dates from 2010 to 2012.  As of September 30, 2010, the outstanding letters of credit totaled $2.6 million.

We had $7.4 million of unused and available borrowings under our bank revolving line of credit as of September 30, 2010.  We were in compliance with our debt covenants as of September 30, 2010.

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

NOTE 5.                      Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2010 and December 31, 2009 due to their short-term nature.

Cash and cash equivalents included $22.6 million and $123.0 million as of September 30, 2010 and December 31, 2009, respectively, invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities and investments in Treasury Bills with two week maturities totaling $88.0 million as of September 30, 2010.

Restricted investments included $10.5 million and $9.6 million as of September 30, 2010 and December 31, 2009, respectively, of mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as "Level 1" of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 6.                      New Pronouncements

In June 2009, the FASB issued amendments to the guidance on variable interest entities and consolidation, codified primarily in the Consolidation Topic of the FASB ASC. This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company's involvement with a variable interest entity. The Company adopted this guidance effective January 1, 2010, as required. The effect of adopting this standard had no impact on our financial statements.

NOTE 7.                      Guarantees

The California Air Resources Board (CARB) approved new regulations that require significantly reduced emissions from existing on-road diesel vehicles operating in California.  The regulations require older model tractors to be modified to comply with the new regulations.  In response to the costs associated with complying with these new emission laws, we developed a guaranty program with a leasing company in 2009.  As part of this program, we are guaranteeing certain owner operators' lease payments for these tractors.  The term of the guarantee is through 2012.

The potential maximum exposure under these lease guarantees was approximately $5.9 million and $3.8 million as of September 30, 2010 and December 31, 2009, respectively.  The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of September 30, 2010 and December 31, 2009.  However, upon default, we have the option to purchase the tractors.  We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees.  Alternatively, we can contract with another owner operator who would assume the lease.  There were no material defaults during the nine months ended September 30, 2010.

We had a liability of approximately $0.1 million as of September 30, 2010 and December 31, 2009 for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis.  We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 8.                      Comprehensive Income

Foreign subsidiaries' assets and liabilities are translated to United States dollars at the end of period exchange rates.  Revenues and expenses are translated at average rates for the period.  Translation adjustments are reported as a separate component of stockholders' equity in accumulated other comprehensive income.  Total comprehensive income was $12.6 million and $9.8 million for the quarters ended September 30, 2010 and 2009, respectively and $31.0 million and $24.3 million for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 9.                      Subsequent Events

On October 11, 2010, we entered into an Equipment Purchase Contract with Singamas Management Services, Ltd. for the acquisition of 1,000 53' containers with an option to purchase an additional 2,000 containers.  This option must be exercised by early December 2010.  We expect the costs of purchasing the containers to range between $11 million and $33 million.  We expect to take delivery of the equipment between March and October 2011.

There were no subsequent events that required recognition or disclosure except as noted above.

HUB GROUP, INC.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks.  Such statements should be viewed with caution.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors.  We assume no liability to update any such forward-looking statements contained in this quarterly report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	increases in costs for independent contractors due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	significant deterioration in our customer’s financial condition, particularly in the retail and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulation including CSA 2010;
•	significant increases to health insurance costs due to the Health Care and Education Reconciliation Act of 2010;
•	loss of several of our largest customers;
•	inability to recruit and retain key personnel;
•	inability to recruit and retain drivers and owner operators;
•	changes in insurance costs and claims expense;
•	changes to current laws which will aid union organizing efforts; and
•	inability to close and successfully integrate any future business combinations.

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

Our drayage services are provided by our subsidiary, Comtrak, which assists us in providing reliable, cost effective intermodal services to our customers.  Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Jacksonville, Kansas City, Memphis, Nashville, Los Angeles, Perry (FL), Philadelphia, Savannah, St. Louis, Stockton, and Titusville (FL).  As of September 30, 2010, Comtrak owned 285 tractors, leased 4 tractors, leased or owned 504 trailers, employed 269 drivers and contracted with 1,222 owner-operators.

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

Our top 50 customers’ revenue represents approximately 61% of our revenue as of September 30, 2010.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, costs per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2010	2009	Change	2010	2009	Change

Revenue
Intermodal	$337,920	$270,104	25.1%	$945,005	$769,745	22.8%
Truck brokerage	85,771	74,161	15.7	255,707	213,600	19.7
Logistics	54,726	44,516	22.9	153,112	119,744	27.9
Total revenue	$478,417	$388,781	23.1%	$1,353,824	$1,103,089	22.7%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%

Transportation costs	88.0	87.6	88.4	87.4

Gross margin	12.0	12.4	11.6	12.6

Costs and expenses:
Salaries and benefits	5.3	5.7	5.4	6.1
General and administrative	2.2	2.4	2.2	2.6
Depreciation and amortization	0.2	0.2	0.2	0.3
Total costs and expenses	7.7	8.3	7.8	9.0

Operating income	4.3	4.1	3.8	3.6

Other income:
Interest and dividend income	0.0	0.0	0.0	0.0
Total other income	0.0	0.0	0.0	0.0

Income before provision for income taxes	4.3	4.1	3.8	3.6

Provision for income taxes	1.7	1.6	1.5	1.4

Net income	2.6%	2.5%	2.3%	2.2%

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue

Revenue increased 23.1% to $478.4 million in 2010 from $388.8 million in 2009.  Intermodal revenue increased 25.1% to $337.9 million due to a 22% increase in volume, a 4% increase for fuel and a 3% price increase offset partially by a 4% decrease for mix.  Truck brokerage revenue increased 15.7% to $85.8 million due to a 7% increase in volume, a 6% increase for price and mix and a 3% increase for fuel.  Logistics revenue increased 22.9% to $54.7 million related primarily to new customers.

Gross Margin

Gross margin increased 19.1% to $57.4 million in 2010 from $48.2 million in 2009.  This $9.2 million margin increase came from our intermodal, truck brokerage and logistics businesses.  As a percentage of revenue, gross margin decreased to 12.0% in 2010 from 12.4% in 2009.  The decrease in gross margin as a percentage of revenue was driven primarily by an increase in truck brokerage costs resulting from tighter capacity.

Salaries and Benefits

As a percentage of revenue, salaries and benefits decreased to 5.3% in 2010 from 5.7% in 2009 due to increased revenue and improved employee efficiencies.  Salaries and benefits increased to $25.5 million in 2010 from $22.2 million in 2009 due primarily to an increase in bonus expense, salary expense and employee benefits expense.  Bonuses were $1.9 million higher than last year due primarily to the EPS based portion of the bonus being accrued in 2010 while no EPS bonus was accrued in 2009.  Headcount as of September 30, 2010 and 2009 was 1,098 and 1,029, respectively, which excludes drivers as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses increased to $10.2 million in 2010 from $9.1 million in 2009.  As a percentage of revenue, these expenses decreased to 2.2% in 2010 from 2.4% in 2009.  Total expenses increased primarily due to driver recruiting costs of $0.3 million, independent contractor commission expenses of $0.3 million and costs related to the replacement of personal computers of $0.3 million.

Depreciation and Amortization

Depreciation and amortization remained constant at $0.9 million in 2010 and 2009.  This expense as a percentage of revenue remained constant at 0.2 % in 2010 and 2009.

Other Income (Expense)

Interest and other income decreased to an expense of $0.05 million in 2010 from $0.1 million of income in 2009.  The decrease in other income was primarily due to the negative effects of currency translation for the quarter ended September 30, 2010.

Provision for Income Taxes

The provision for income taxes increased to $8.0 million in 2010 from $6.2 million in 2009.  We provided for income taxes using an effective rate of 38.9% in 2010 and an effective rate of 38.6% in 2009.  The 2010 effective rate was higher due primarily to restrictions on the deductibility of certain compensation.

Net Income

Net income increased to $12.6 million in 2010 from $9.8 million in 2009 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share were $0.34 in 2010 and $0.26 in 2009.  Basic earnings per share increased due to the increase in net income.

Diluted earnings per share were $0.34 in 2010 and $0.26 in 2009.  Diluted earnings per share increased due to the increase in net income.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenue

Revenue increased 22.7% to $1.4 billion in 2010 from $1.1 billion in 2009.  Intermodal revenue increased 22.8% to $945.0 million due to a 21% increase in volume and a 6% increase for fuel partially offset by a 3% decrease for mix and a 1% price decrease.  Truck brokerage revenue increased 19.7% to $255.7 million due to a 16% increase in volume and a 5% increase for fuel partially offset by a 1% decrease for price and mix.  Our average length of haul for truck brokerage was down 4% or 29 miles.  Logistics revenue increased 27.9% to $153.1 million related primarily to new customers.

Gross Margin

Gross margin increased 12.7% to $156.8 million in 2010 from $139.1 million in 2009.  This $17.7 million margin increase came primarily from intermodal and logistics.  As a percentage of revenue, gross margin decreased to 11.6% in 2010 from 12.6% in 2009.  The decrease in gross margin as a percentage of revenue was driven primarily by an increase in truck brokerage costs resulting from tighter capacity and a decrease in intermodal mix.

Salaries and Benefits

Salaries and benefits increased to $72.9 million in 2010 from $67.5 million in 2009 due primarily to an increase in bonus expense and commission expense, partially offset by lower severance.  Bonuses were $4.4 million higher in the nine months ended September 30, 2010 due primarily to the EPS based portion of the bonus being accrued in 2010 while no EPS bonus was accrued in 2009.  This increase was partially offset by a decrease in severance costs of $1.0 million recorded during the nine months ended September 30, 2009.  As a percentage of revenue, salaries and benefits decreased to 5.4% in 2010 from 6.1% in 2009 due to increased revenue and improved employee efficiencies.

General and Administrative

General and administrative expenses increased to $30.4 million in 2010 from $28.4 million in 2009.  As a percentage of revenue, these expenses decreased to 2.2% in 2010 from 2.6% in 2009.  Total expenses increased primarily due to increases in independent contractor commission expenses of $1.4 million, driver and employee recruiting costs of $0.9 million and costs related to the replacement of personal computers of $0.5 million.  These increases were partially offset by a reduction in bad debt expense of $1.1 million.

Depreciation and Amortization

Depreciation and amortization decreased to $2.8 million in 2010 from $3.2 million in 2009.  This expense as a percentage of revenue decreased to 0.2% in 2010 from 0.3% in 2009.  The decrease in depreciation and amortization was due primarily to a change in the salvage value of certain assets in 2009.

Other Income (Expense)

Interest and other income decreased to $0.1 million in 2010 from $0.2 million in 2009.  The decrease in other income was primarily due to the negative effects of currency translation for the nine months ended September 30, 2010.

Provision for Income Taxes

The provision for income taxes increased to $19.8 million in 2010 from $15.9 million in 2009 due to the increase in pretax income.  We provided for income taxes using an effective rate of 39.1% in 2010 and an effective rate of 39.6% in 2009.  The 2009 effective rate was higher due to income tax law changes enacted in February 2009 by Wisconsin and California.  The combined effect of the change resulted in expense of approximately $0.4 million.

Net Income

Net income increased to $30.9 million in 2010 from $24.3 million in 2009 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share increased to $0.83 in 2010 from $0.65 in 2009.  Basic earnings per share increased due to the increase in net income.

Diluted earnings per share increased to $0.83 in 2010 from $0.65 in 2009.  Diluted earnings per share increased due to the increase in net income.

  LIQUIDITY AND CAPITAL RESOURCES

During 2010, we have funded operations, capital expenditures and stock buy backs through cash flows from operations and cash on hand. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the nine months ended September 30, 2010 was approximately $27.3 million, which resulted primarily from income of $30.9 million adjusted for non-cash charges of $16.2 million offset by the change in operating assets and liabilities of $19.8 million.

Net cash used in investing activities for the nine months ended September 30, 2010 was $12.5 million related to capital expenditures of $13.4 million, partially offset by proceeds from the sale of equipment of $0.9 million.  We expect capital expenditures to be between $30.0 million and $35.0 million for all of 2010.  This range includes the purchase of 2,500 53’ containers for approximately $24.8 million which are expected to be delivered by the end of November 2010.  The foregoing estimate of capital expenditures assumes no real property purchases in 2010.  We are exploring purchasing property to support our drayage operations.  If we purchase any property, our capital expenditures could be higher than the range specified.

The net cash used in financing activities for the nine months ended September 30, 2010 was $23.6 million.  We used $23.8 million of cash to purchase treasury stock and reported $0.2 million of excess tax benefits from share-based compensation as a financing cash in-flow.

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

We have standby letters of credit that expire at various dates from 2010 to 2012.  As of September 30, 2010, the outstanding letters of credit were $2.6 million.

We had $7.4 million of unused and available borrowings under our bank revolving line of credit as of September 30, 2010.  We were in compliance with our debt covenants as of September 30, 2010.

We have authorization to spend up to $30.0 million to purchase common stock through March 2011.  We purchased 748,097 shares under this authorization during the nine months ended September 30, 2010 and have $7.7 million remaining under this authorization.  We may make additional purchases from time to time as market conditions warrant.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

Item 4.  CONTROLS AND PROCEDURES

As of September 30, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.   Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2010.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2010, our Board of Directors authorized the purchase of up to $30.0 million of our Class A Common Stock.  This authorization expires March 31, 2011.  We purchased 748,097 shares during the nine months ended September 30, 2010.  We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
July 1-31	-	$-	-	$18,486
August 1-31	28,233	$26.76	28,233	$17,731
September 1-30	339,714	$29.67	339,714	$7,653
Total	367,947	$29.44	367,947	$7,653

This table excludes 440 shares we purchased for $0.01 million during the three months ended September 30, 2010 related to employee withholding upon vesting of restricted stock.

Item 6.  Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

Date: October 25, 2010	By:	/s/Terri A. Pizzuto
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

101
The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.