Form 10-K
period 2010-12-31
HUB GROUP INC
filed 2011-02-24
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-27754

HUB GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4007085
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

3050 Highland Parkway, Suite 100

Downers Grove, Illinois 60515

(Address and zip code of principal executive offices)

(630) 271-3600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.01 par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2010, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $30.01 per share, was $1,067,564,036.

On February 18, 2011, the Registrant had 36,818,672 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2011 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines. We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements. This effectively allows us to “capture” containers and trailers and keep them within our network. As of February 1, 2011, we have exclusive access to approximately 9,600 rail-owned containers for our dedicated use on the Union Pacific (“UP”) and the Norfolk Southern (“NS”) rails. In addition to these rail-owned containers, as of February 1, 2011, we had a total of 8,702 53’ private containers for use on the UP and NS. We financed 6,194 of these containers with operating leases and we own 2,508 containers. These financing arrangements are included in Note 8 to the consolidated financial statements.

As of February 1, 2011, approximately half of our drayage needs were met by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Los Angeles, Perry (FL), Philadelphia, Savannah, St. Louis, Stockton, and Titusville (FL). As of February 1, 2011, Comtrak owned 283 tractors, leased or owned 502 trailers, employed 267 drivers and contracted with 1,414 owner-operators.

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

Our marketing efforts have produced a large, diverse customer base, with no one customer representing more than 10% of our total revenue in 2010. We service customers in a wide variety of industries, including consumer products, retail and durable goods.

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

Relationship with Railroads

A key element of our business strategy is to strengthen our close working relationship with the major intermodal railroads in the United States. We view our relationship with the railroads as a partnership. Due to our size and relative importance, some railroads have dedicated support personnel to focus on our day-to-day service requirements. On a regular basis, our senior executives and each of the railroads meet to discuss major strategic issues concerning intermodal transportation.

We have relationships with each of the following major railroads:

Canadian National	Kansas City Southern
Canadian Pacific	Norfolk Southern
CSX	Union Pacific

We also have relationships with each of the following major service providers: CMA CGM (America) Inc., Express System Intermodal Inc., Hanjin Shipping, Hyundai Merchant Marine, K-Line America, Maersk Sea-Land and Mitsui O.S.K. Lines (America) Inc.

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

We also provide drayage services with our own drayage operations, which we operate through our subsidiary Comtrak. Our drayage operations employ their own drivers and also contract with owner-operators who supply their own trucks.

Relationship with Trucking Companies

Our truck brokerage operation has a large number of active trucking companies that we use to transport freight. The local operating centers deal daily with these carriers on an operational level. Our corporate headquarters handles the administrative and regulatory aspects of the trucking company relationship. Our relationships with these trucking companies are important since these relationships determine pricing, load coverage and overall service.

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

We maintain separate insurance policies to cover potential exposure from our company-owned drayage operations. We carry commercial general liability insurance with a limit of $1.0 million per occurrence, subject to a $2.0 million policy aggregate limit, and trucker’s automobile liability insurance with a limit of $1.0 million per occurrence. Additionally, we have an umbrella excess liability policy with a limit of $19.0 million. We also maintain motor truck cargo liability insurance with a limit of $1.0 million per occurrence.

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

General

Employees: As of December 31, 2010, we had 1,392 employees or 1,123 employees excluding drivers. We are not a party to any collective bargaining agreement and consider our relationship with our employees to be satisfactory.

Other: No material portion of our operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. None of our trademarks are believed to be material to us. Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

Periodic Reports

Upon written request, our annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2010, our quarterly reports on Form 10-Q and current reports on Form 8-K will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 3050 Highland Parkway, Suite 100, Downers Grove, Illinois 60515. Our filings are also accessible through our website at www.hubgroup.com as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

Because our business is concentrated on intermodal marketing, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

We derived 70% of our revenue from our intermodal services in 2010 and 2009 as compared to 71% in 2008. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

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

We have important relationships with certain major U.S. railroads. To date, the railroads have chosen to rely on us, other IMCs and other intermodal competitors to market their intermodal services rather than fully developing their own marketing capabilities. If one or more of the major railroads were to decide to reduce their dependence on us, the volume of intermodal shipments we arrange would likely decline, which could adversely affect our results of operations and financial condition.

Because we rely on drayage companies in our intermodal operations, our ability to expand our business or maintain our profitability may be adversely affected by a shortage of drayage capacity.

In certain markets we serve, we use third-party drayage companies for pickup and delivery of intermodal containers. Most drayage companies operate relatively small fleets and have limited access to capital for fleet expansion. In some of our markets, there are a limited number of drayage companies that can meet our quality standards. This could limit our ability to expand our intermodal business or require us to establish more of our own drayage operations in some markets, which could increase our operating costs and could adversely affect our profitability and financial condition. Also, the trucking industry chronically experiences a shortage of available drivers, which may limit the ability of third-party drayage companies to expand their fleets. This shortage also may require them to increase drivers’ compensation, thereby increasing our cost of providing drayage services to our customers. Therefore, the driver shortage could also adversely affect our profitability and limit our ability to expand our intermodal business.

Because we depend on trucking companies for our truck brokerage services, our ability to maintain or expand our truck brokerage business may be adversely affected by a shortage of trucking capacity.

We derived 18% of our revenue from our truck brokerage services in 2010 as compared to 19% in 2009 and 20% in 2008. We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates. If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business. Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

Because we use a significant number of independent contractors, such as owner operators, in our businesses, proposals from legislative, judicial or regulatory authorities that change the independent contractor classification could have a significant impact on our gross margin and operating income.

We use a significant number of independent contractors, such as owner operators, in our businesses, consistent with long-standing industry practices. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of a significant number of independent contractors doing business with us. The costs associated with potential reclassifications could have a material adverse effect on results of operations and our financial position.

We depend on third parties for equipment essential to operate our business, and if we fail to secure sufficient equipment, we could lose customers and revenue.

We depend on third parties for transportation equipment, such as containers, chassis and trailers, necessary for the operation of our business. Our industry has experienced equipment shortages in the past, particularly during the peak shipping season in the fall. A substantial amount of intermodal freight originates at or near the major West Coast ports, which have historically had the most severe equipment shortages. If we cannot secure sufficient transportation equipment at a reasonable price from third parties to meet our customers’ needs, our customers may seek to have their transportation needs met by other providers. This could have an adverse effect on our business, results of operations and financial position.

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

Transportation costs represented 88% of our consolidated revenue in 2010, 88% in 2009 and 87% in 2008. Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.

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

Our largest 20 customers accounted for approximately 43%, 40% and 36% of our revenue in 2010, 2009 and 2008, respectively. A reduction in or termination of our services by several of our largest customers could have a material adverse effect on our revenue and business.

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

Our operations and performance depend significantly on economic conditions. Uncertainty about global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for transportation services. We are unable to predict the likely duration and severity of disruptions in the financial markets and the adverse global economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. Other factors that could influence demand include fluctuations in fuel costs, labor costs, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. There could be a number of follow-on effects from a credit crisis on our business, including the insolvency of key transportation providers and the inability of our customers to obtain credit to finance development and/or manufacture products resulting in a decreased demand for transportation services. Our revenues and gross margins are dependent upon this demand, and if demand for transportation services declines, our revenues and gross margins could be adversely affected.

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

We directly, or indirectly through our subsidiaries, operate 46 offices throughout the United States, Canada and Mexico, including our headquarters in Downers Grove, Illinois and our Company-owned drayage operations located throughout the United States. All of our office space is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

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

Item 4.	[REMOVED AND RESERVED]

Executive Officers of the Registrant

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of February 1, 2011 with respect to each person who is an executive officer of the Company.

Name	Age	Position

David P. Yeager	57	Chairman of the Board of Directors and Chief Executive Officer

Mark A. Yeager	46	Vice Chairman of the Board of Directors, President and Chief Operating Officer

Christopher R. Kravas	45	Chief Intermodal Officer

Donald G. Maltby	56	Chief Supply Chain Officer

David L. Marsh	43	Chief Marketing Officer

Terri A. Pizzuto	52	Executive Vice President, Chief Financial Officer and Treasurer

James B. Gaw	60	Executive Vice President-Sales

Dwight C. Nixon	48	Executive Vice President-Carrier Procurement

Dennis R. Polsen	57	Executive Vice President-Information Services

David C. Porter	47	Executive Vice President-Supply Chain Solutions

David C. Zeilstra	41	Vice President, Secretary and General Counsel

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

Donald G. Maltby was appointed Chief Supply Chain Officer of Hub Supply Chain Solutions as of January 2011. From February 2004 to December 2010, Mr. Maltby served as Executive Vice President-Logistics Services. Mr. Maltby previously served as President of Hub Online, our e-commerce division, from February 2000 through January 2004. Mr. Maltby also served as President of Hub Cleveland from July 1990 through January 2000 and from April 2002 to January 2004. Prior to joining Hub Group, Mr. Maltby served as President of Lyons Transportation, a wholly owned subsidiary of Sherwin Williams Company, from 1988 to 1990. In his career at Sherwin Williams, which began in 1981 and continued until he joined us in 1990, Mr. Maltby held a variety of management positions including Vice-President of Marketing and Sales for their Transportation Division. Mr. Maltby has been in the transportation and logistics industry since 1976, holding various executive and management positions. Mr. Maltby received a Masters in Business Administration from Baldwin Wallace College in 1982 and a Bachelor of Science degree from the State University of New York in 1976.

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

Dwight C. Nixon was appointed our Executive Vice President-Carrier Procurement as of January 2011. From October 2007 to December 2010, Mr. Nixon served as our Executive Vice President-Highway. Mr. Nixon previously served as Regional Vice President of Highway’s Western Region from April 2004 through September 2007. Prior to joining us, Mr. Nixon was a Senior Corporate Account Executive for Roadway Express, Inc. and spent 19 years in various operational, sales and sales management positions. Mr. Nixon was also a California Gubernatorial appointee and member of the California Workforce Investment Board from November 2005 through December 2007. Mr. Nixon received a Bachelor of Science degree in Finance from the University of Arizona in 1984.

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

David C. Porter was appointed Executive Vice President-Supply Chain Solutions as of January of 2011. Mr. Porter initially joined Hub Group in February of 1988 and has served in numerous leadership roles including President of Hub Group Los Angeles and President of Hub Group Golden Gate. With Hub Group’s corporate restructuring in February 2004, Mr. Porter was appointed as Vice President-Sales, Western Region. Mr. Porter briefly left Hub Group beginning in March 2007, acting as a Registered Investment Advisor with Index Funds Advisors. In December 2008, Mr. Porter returned to Hub Group, serving as Hub Group’s Vice President-Acquisitions until August 2009 when he established and led a part of the Hub Highway division directed at increasing transactional business with smaller customers. Mr. Porter received a Masters in Business Administration from University of Redlands in 1997 and a Bachelor of Business Administration from Western Michigan University in 1985.

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

Directors of the Registrant

In addition to David P. Yeager and Mark A. Yeager, the following three individuals are also on our Board of Directors: Gary D. Eppen – currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at the Graduate School of Business at the University of Chicago; Charles R. Reaves – Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company, and Martin P. Slark – Vice Chairman and Chief Executive Officer of Molex Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems.

PART II

Item 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “HUBG.” There is no established trading market for shares of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”). Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2010 and 2009.

	2010		2009
	High	Low	High	Low

First Quarter	$30.13	$21.53	$28.27	$15.83

Second Quarter	$33.88	$28.06	$25.52	$17.42

Third Quarter	$33.19	$25.47	$24.76	$18.34

Fourth Quarter	$37.13	$27.91	$27.82	$22.48

On February 18, 2011, there were approximately 318 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 6,662 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 18, 2011, there were 13 holders of record of our Class B Common Stock

We were incorporated in 1995 and have never paid cash dividends on either the Class A Common Stock or the Class B Common Stock. The declaration and payment of dividends are subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or pay cash dividends on the shares of Common Stock in the future. Our certificate of incorporation requires that any cash dividends must be paid equally on each outstanding share of Class A Common Stock and Class B Common Stock. Our credit facility prohibits us from paying dividends on the Common Stock if there has been, or immediately following the payment of a dividend there would be, a default or an event of default under the credit facility. We are currently in compliance with the covenants contained in the credit facility.

On February 24, 2010, our Board of Directors authorized the purchase of up to $30.0 million of our Class A Common Stock. This authorization expires March 31, 2011. We purchased 784,197 shares under this authorization during the year ended December 31, 2010. We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use. See Footnote 13 for more information on share repurchases.

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2005 with the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Trucking and Transportation Index. These comparisons assume the investment of $100 on December 31, 2005 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(in thousands except per share data)

	Years Ended December 31,
	2010	2009	2008	2007	2006 (2)
Statement of Income Data:
Revenue	$1,833,737	$1,510,970	$1,860,608	$1,658,168	$1,609,529
Gross margin	213,433	185,690	234,311	232,324	218,418
Operating income	69,882	55,531	95,462	90,740	77,236
Income from continuing operations before taxes	70,093	55,885	96,326	93,228	79,508
Income from continuing operations after taxes	43,458	34,265	59,245	59,799	47,705
Income from discontinued operations, net of tax (1)	—	—	—	—	981
Net income	$43,458	$34,265	$59,245	$59,799	$48,686
Basic earnings per common share
Income from continuing operations	$1.17	$0.92	$1.59	$1.55	$1.19
Income from discontinued operations	$—	$—	$—	$—	$0.03
Diluted earnings per common share
Income from continuing operations	$1.16	$0.91	$1.58	$1.53	$1.17
Income from discontinued operations	$—	$—	$—	$—	$0.02

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total assets	$629,407	$573,348	$528,231	$491,967	$484,548
Long-term debt, excluding current portion	—	—	—	—	—
Stockholders’ equity	376,300	353,841	315,184	250,899	258,844

(1)	HGDS disposed of May 1, 2006
(2)	Comtrak was acquired February 28, 2006

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information contained in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this annual report. Factors that could cause our actual results to differ materially, in addition to those set forth under Items 1A “Risk Factors,” include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;

•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;

•	changes in rail service conditions or adverse weather conditions;

•	further consolidation of railroads;

•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;

•	changes in rail, drayage and trucking company capacity;

•	railroads moving away from ownership of intermodal assets;

•	equipment shortages or equipment surplus;

•	changes in the cost of services from rail, drayage, truck or other vendors;

•	increases in costs for independent contractors due to regulatory, judicial and legal changes;

•	labor unrest in the rail, drayage or trucking company communities;

•	general economic and business conditions;

•	significant deterioration in our customers’ financial condition, particularly in the retail and durable goods sectors;

•	fuel shortages or fluctuations in fuel prices;

•	increases in interest rates;

•	changes in homeland security or terrorist activity;

•	difficulties in maintaining or enhancing our information technology systems;

•	changes to or new governmental regulation including CSA 2010 and hours of service;

•	significant increases to health insurance costs due to the Health Care and Education Reconciliation Act of 2010;

•	loss of several of our largest customers;

•	inability to recruit and retain key personnel;

•	inability to recruit and maintain drivers and owner operators;

•	changes in insurance costs and claims expense;

•	changes to current laws which will aid union organizing efforts; and

•	inability to close and successfully integrate any future business combinations.

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

Approximately half of our drayage services are provided by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Los Angeles, Perry (FL), Philadelphia, Savannah, St. Louis, Stockton, and Titusville (FL). As of February 1, 2011, Comtrak owned 283 tractors, leased or owned 502 trailers, employed 267 drivers and contracted with 1,414 owner-operators.

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

Our yield management group works with pricing and operations to enhance customer margins. We are working on margin enhancement projects including matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs and reviewing and improving low margin loads bi-weekly. Our top 50 customers’ revenue represents approximately 61% of our revenue.

We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers and loads that are not beneficial to our network. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table summarizes our revenue by service line (in thousands):

	Twelve Months Ended December 31,
	2010	2009	% Change
Revenue

Intermodal	$1,285,163	$1,054,862	21.8%
Brokerage	335,000	292,639	14.5%
Logistics	213,574	163,469	30.7%

Total revenue	$1,833,737	$1,510,970	21.4%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended December 31,
	2010	2009

Revenue	100.0%	100.0%
Transportation costs	88.4	87.7

Gross margin	11.6	12.3

Costs and expenses:
Salaries and benefits	5.4	5.9
General and administration	2.2	2.4
Depreciation and amortization	0.2	0.3

Total costs and expenses	7.8	8.6

Operating income	3.8	3.7

Other income (expense):
Interest and dividend income	0.0	0.0

Total other income	0.0	0.0

Income before provision for income taxes	3.8	3.7

Provision for income taxes	1.5	1.4

Net income	2.3%	2.3%

Revenue

Revenue increased 21.4% to $1,833.7 million in 2010 from $1,511.0 million in 2009. Intermodal revenue increased 21.8% to $1,285.2 million from $1,054.9 million due to a 19% increase in volume and a 5% increase for fuel partially offset by a 2% decrease for mix. Pricing was flat year-over-year. Truck brokerage revenue increased 14.5% to $335.0 million from $292.6 million due to a 10% increase in volume and a 4% increase for fuel. Price and mix were flat year-over-year. Logistics revenue increased 30.7% to $213.6 million from $163.5 million due to increases in business from both new and existing customers in 2010.

Gross Margin

Gross margin increased 14.9% to $213.4 million in 2010 from $185.7 million in 2009. This $27.7 million margin increase came from our intermodal, truck brokerage and logistics businesses. Gross margin as a percentage of revenue decreased to 11.6% in 2010 from 12.3% in 2009. The decrease in gross margin as a percentage of revenue was driven primarily by an increase in truck brokerage costs resulting from tighter capacity as well as logistics’ growth coming mostly from transactional business as opposed to higher margin management fee business.

Salaries and Benefits

Salaries and benefits increased to $99.1 million in 2010 from $88.5 million in 2009 partially due to an increase in bonus expense of $7.9 million, salaries of $1.9 million and commissions of $0.8 million. Bonuses were higher than last year due primarily to the EPS based portion of the bonus being accrued in 2010 while no EPS bonus was accrued in 2009. As a percentage of revenue, salaries and benefits decreased to 5.4% in 2010 from 5.9% in 2009. Headcount as of December 31, 2010 and 2009 was 1,123 and 1,028, respectively, which excludes drivers, as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses increased to $40.6 million in 2010 from $37.5 million in 2009. As a percentage of revenue, general and administrative expenses decreased to 2.2% in 2010 from 2.4% in 2009. Total expenses increased primarily due to an increase in independent contractor commission expenses of $1.7 million, recruiting costs associated with owner operators of $1.0 million, office expense of $0.9 million related primarily to the replacement of personal computers and professional services of $0.3 million. These increases were partially offset by a $1.3 million decrease in bad debts due to bankruptcies of certain customers in 2009 and bankruptcy recoveries in 2010.

Depreciation and Amortization

Depreciation and amortization decreased 9.2% to $3.8 million in 2010 from $4.2 million in 2009. This expense as a percentage of revenue decreased to 0.2% in 2010 from 0.3% in 2009. The decrease in depreciation and amortization was due primarily to the disposal of certain assets in 2010.

Other Income (Expense)

Interest expense remained consistent at $0.1 million in 2010 and 2009. Interest and dividend income remained consistent at $0.1 million in 2010 and 2009. Other income and expense decreased to $0.1 million in 2010 from $0.3 in 2009. This decrease was primarily due to less favorable effects of currency translation for the year ended December 31, 2010.

Provision for Income Taxes

The provision for income taxes increased to $26.6 million in 2010 from $21.6 million in 2009. Although our effective tax rate decreased to 38.0% in 2010 from 38.7% in 2009, the additional 2010 pretax income of $14.2 million more than offset the rate decrease. The 2010 effective tax rate decrease was due primarily to the impact from tax law changes enacted in February 2009 by Wisconsin and California which increased our effective tax rate in 2009 compared to tax law changes enacted by California in October 2010 which decreased our rate.

Net Income

Net income increased to $43.5 million in 2010 from $34.3 million in 2009 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share was $1.17 in 2010 and $0.92 in 2009. Basic earnings per share increased due to the increase in net income and fewer basic weighted average shares due to treasury stock purchases.

Diluted earnings per share increased to $1.16 in 2010 from $0.91 in 2009. Diluted earnings per share increased due to the increase in net income.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The following table summarizes our revenue by service line (in thousands):

	Twelve Months Ended December 31,
	2009	2008	% Change
Revenue

Intermodal	$1,054,862	$1,329,382	(20.7%)
Brokerage	292,639	372,051	(21.3%)
Logistics	163,469	159,175	2.7%

Total revenue	$1,510,970	$1,860,608	(18.8%)

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended December 31,
	2009	2008

Revenue	100.0%	100.0%
Transportation costs	87.7	87.4

Gross margin	12.3	12.6

Costs and expenses:
Salaries and benefits	5.9	5.0
General and administration	2.4	2.3
Depreciation and amortization	0.3	0.2

Total costs and expenses	8.6	7.5

Operating income	3.7	5.1

Other income (expense):
Interest and dividend income	0.0	0.1

Total other income	0.0	0.1

Income before provision for income taxes	3.7	5.2

Provision for income taxes	1.4	2.0

Net income	2.3%	3.2%

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

Depreciation and Amortization

Depreciation and amortization increased 5.5% to $4.2 million in 2009 from $4.0 million in 2008. This expense as a percentage of revenue increased to 0.3% in 2009 from 0.2% in 2008. The increase in depreciation and amortization was due primarily to a decrease in the salvage value of certain assets which occurred in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2010, we funded operations, capital expenditures and stock buy backs through cash flows from operations and cash on hand. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the year ended December 31, 2010 was approximately $37.7 million, which resulted primarily from income of $43.5 million adjusted for non-cash charges of $21.8 million offset by the change in operating assets and liabilities of $27.6 million.

Net cash used in investing activities was $24.8 million for the year ended December 31, 2010, which related to capital expenditures of $25.6 million, partially offset by proceeds from the sale of equipment of $1.0 million. We expect capital expenditures to be between $23.0 million and $25.0 million in 2011. We have agreed to acquire an additional 3,000 containers for approximately $33.0 million in 2011. We have not yet decided if we will lease or buy the containers. If the containers are purchased this would increase our capital expenditures. We are also exploring the purchase of an operating center which could increase our capital expenditures by an additional $15.0 million to $20.0 million.

The net cash used in financing activities for the year ended December 31, 2010 was $24.6 million. We used $25.1 million of cash to purchase treasury stock and reported $0.4 million of excess tax benefits from share-based compensation as a financing cash in-flow.

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

Our unused and available borrowings under our bank revolving line of credit were $7.4 million as of December 31, 2010 and $47.1 million as of December 31, 2009. We were in compliance with our debt covenants as of December 31, 2010.

We have standby letters of credit that expire from 2011 to 2012. As of December 31, 2010, our letters of credit were $2.6 million.

We have authorization to spend up to $30.0 million to purchase common stock through March 2011. We purchased 784,197 shares under this authorization during the year ended December 31, 2010 and have $6.4 million remaining under this authorization. We may make additional purchases through March 2011 as market conditions warrant.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations as of December 31, 2010 were minimum rental commitments. Minimum annual rental commitments, as of December 31, 2010, under non-cancelable operating leases, principally for containers and equipment and real estate are payable as follows (in thousands):

2011	$16,276
2012	12,469
2013	5,127
2014	1,479
2015	850
2016 and thereafter	120

$36,321

On October 11, 2010, we entered into an Equipment Purchase Contract with Singamas Management Services, Ltd. for the acquisition of 3,000 53’ containers. We have not yet decided if we will lease or buy the containers. In the event we purchase the containers, we expect the costs to be approximately $33.0 million. We expect to take delivery of the equipment between May and September 2011.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

2011	$804
2012	1,112
2013	973
2014	990
2015	985
2016 and thereafter	7,662

$12,526

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

Valuation of Goodwill and Other Indefinite-Lived Intangibles

We review goodwill and other indefinite-lived intangibles for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying amount of goodwill or other indefinite-lived intangibles may not be recoverable. An indefinite lived intangible asset is impaired if its fair value is less than its carrying value. Goodwill impairment is indicated if the fair value of the reporting unit is less than its carrying value. An impairment loss is measured as the difference between the implied fair value of the reporting unit’s goodwill and the carrying amount of goodwill. We utilize a third party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. These valuations are based on a market comparable approach, a discounted cash flow approach or a combination of both approaches. The fair value measurement is determined based on assumptions that a market participant would use including expectations regarding future operating performance (which are consistent with our internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature. As of December 31, 2010, reasonable variations in these assumptions do not have a significant impact on the results of the goodwill impairment test. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

Valuation of Finite-Lived Intangibles and Fixed Assets

We evaluate the potential impairment of finite-lived intangible assets and fixed assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Equipment

We operate tractors and utilize containers in connection with our business. This equipment may be purchased or leased. In addition, we rent equipment from third parties and various railroads under short term rental arrangements. Equipment which is purchased is depreciated on the straight line method over the estimated useful life. Our equipment leases have five to seven year terms and in some cases contain renewal options.

Stock Based Compensation

Share-based compensation includes the restricted stock awards expected to vest based on the grant date fair value. Compensation expense is amortized straight-line over the vesting period and is included in salaries and benefits.

New Pronouncements

In June 2009, the FASB issued amendments to the guidance on variable interest entities and consolidation, codified primarily in the Consolidation Topic of the FASB ASC. This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company’s involvement with a variable interest entity. The Company adopted this guidance effective January 1, 2010, as required. The adoption of this standard did not impact our financial statements.

In December 2010, the FASB issued guidance in the business combinations topic of codification. This guidance amends certain existing and adds additional pro forma disclosure requirements for public enterprises. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting beginning on or after December 15, 2010. Any impact would be on future acquisitions.

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

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the transportation business mix, changes in logistics services between transactional business and management fee business, insurance costs, trailer and container capacity, vendor pricing, fuel costs, intermodal industry growth, intermodal industry service levels, accessorials, competitive pricing and accounting estimates.

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

General and Administrative

We believe there are several factors that could cause general and administrative expenses to fluctuate as a percentage of revenue. As customer expectations and the competitive environment require the development of web-based business interfaces and the restructuring of our information systems and related platforms, we believe there could be significant expenses incurred, some of which would not be capitalized. Other factors that could cause selling, general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums, bad debt expenses and professional services expense.

Depreciation and Amortization

We estimate that depreciation and amortization of property and equipment in 2011 will approximate 2010 unless we purchase an operating center.

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

Provision for Income Taxes

We estimate that our effective tax rate will be 38.5% in 2011.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We have no significant exposure to foreign currency exchange rate changes. No derivative financial instruments were outstanding as of December 31, 2010 and 2009. We do not use financial instruments for trading purposes.

As of December 31, 2010 and 2009, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hub Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 24, 2011

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,144	$126,863
Accounts receivable trade, net	185,879	145,317
Accounts receivable other	17,958	11,932
Prepaid taxes	296	593
Deferred taxes	3,314	2,874
Prepaid expenses and other current assets	6,569	6,801

TOTAL CURRENT ASSETS	329,160	294,380

Restricted investments	11,421	9,583
Property and equipment, net	47,806	28,510
Other intangibles, net	5,856	6,164
Goodwill, net	233,029	232,892
Other assets	2,135	1,819

TOTAL ASSETS	$629,407	$573,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$121,078	$110,626
Accounts payable other	10,064	7,695
Accrued payroll	14,378	8,253
Accrued other	21,898	18,958

TOTAL CURRENT LIABILITIES	167,418	145,532

Non-current liabilities	13,950	12,002
Deferred taxes	71,739	61,973

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2010 and 2009	—	—
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2010 and 2009; 36,638,359 outstanding in 2010 and 37,253,330 shares outstanding in 2009	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2010 and 2009	7	7
Additional paid-in capital	169,722	171,470
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	343,010	299,552
Accumulated other comprehensive income (loss)	6	(9)
Treasury stock; at cost, 4,586,433 shares in 2010 and 3,971,462 shares in 2009	(121,399)	(102,133)

TOTAL STOCKHOLDERS’ EQUITY	376,300	353,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$629,407	$573,348

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended
	2010	2009	2008

Revenue	$1,833,737	$1,510,970	$1,860,608
Transportation costs	1,620,304	1,325,280	1,626,297

Gross margin	213,433	185,690	234,311

Costs and expenses:
Salaries and benefits	99,138	88,518	93,658
General and administrative	40,621	37,467	41,234
Depreciation and amortization	3,792	4,174	3,957

Total costs and expenses	143,551	130,159	138,849

Operating income	69,882	55,531	95,462

Other income (expense):
Interest expense	(54)	(91)	(102)
Interest and dividend income	119	146	1,153
Other, net	146	299	(187)

Total other income	211	354	864

Income before provision for income taxes	70,093	55,885	96,326

Provision for income taxes	26,635	21,620	37,081

Net income	$43,458	$34,265	$59,245

Basic earnings per common share	$1.17	$0.92	$1.59

Diluted earnings per common share	$1.16	$0.91	$1.58

Basic weighted average number of shares outstanding	37,223	37,367	37,174

Diluted weighted average number of shares outstanding	37,385	37,525	37,484

The accompanying notes to consolidated financial statements are an integral part of these statements.

Hub Group, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except shares)

	Class A & B Common Stock		Additional Paid-in Capital	Purchase Price of Excess of Predecesser Basis, Net of Tax	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total

	Shares Issued	Amount					Shares	Amount
Balance January 1, 2010	41,887,088	$419	$171,470	$(15,458)	$299,552	$(9)	(3,971,462)	$(102,133)	$353,841
Purchase of treasury shares	—	—	—	—	—	—	(839,448)	(25,070)	(25,070)
Issuance of restricted stock awards, net of forfeitures	—	—	(5,024)	—	—	—	194,677	5,024	—
Share-based compensation expense	—	—	3,576	—	—	—	—	—	3,576
Exercise of non-qualified options	—	—	(734)	—	—	—	29,800	780	46
Tax benefit of share-based compensation plans	—	—	434	—	—	—	—	—	434
Net income	—	—	—	—	43,458	—	—	—	43,458
Foreign currency translation adjustment	—	—	—	—	—	15	—	—	15

Comprehensive income	—	—	—	—	—	—	—	—	43,473

Balance December 31, 2010	41,887,088	$419	$169,722	$(15,458)	$343,010	$6	(4,586,433)	$(121,399)	$376,300

Balance January 1, 2009	41,887,088	$419	$174,355	$(15,458)	$265,287	$—	(4,254,445)	$(109,419)	$315,184
Purchase of treasury shares	—	—	—	—	—	—	(43,408)	(1,101)	(1,101)
Issuance of restricted stock awards, net of forfeitures	—	—	(5,166)	—	—	—	201,091	5,166	—
Share-based compensation expense	—	—	4,394	—	—	—	—	—	4,394
Exercise of non-qualified options	—	—	(2,965)	—	—	—	125,300	3,221	256
Tax benefit of share-based compensation plans	—	—	852	—	—	—	—	—	852
Net income	—	—	—	—	34,265	—	—	—	34,265
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	—	(9)

Comprehensive income	—	—	—	—	—	—	—	—	34,256

Balance December 31, 2009	41,887,088	$419	$171,470	$(15,458)	$299,552	$(9)	(3,971,462)	$(102,133)	$353,841

Balance January 1, 2008	41,887,088	$419	$176,657	$(15,458)	$206,042	$—	(4,558,061)	$(116,761)	$250,899
Purchase of treasury shares	—	—	—	—	—	—	(85,361)	(2,630)	(2,630)
Issuance of restricted stock awards, net of forfeitures	—	—	(5,480)	—	—	—	213,645	5,480	—
Share-based compensation expense	—	—	4,360	—	—	—	—	—	4,360
Exercise of non-qualified options	—	—	(4,085)	—	—	—	175,332	4,492	407
Tax benefit of share-based compensation plans	—	—	2,903	—	—	—	—	—	2,903
Net income	—	—	—	—	59,245	—	—	—	59,245
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	—	59,245

Balance December 31, 2008	41,887,088	$419	$174,355	$(15,458)	$265,287	$—	(4,254,445)	$(109,419)	$315,184

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net Income	$43,458	$34,265	$59,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,572	8,199	7,369
Deferred taxes	9,545	5,519	9,294
Compensation expense related to share-based compensation plans	3,576	4,394	4,360
Loss (gain) on sale of assets	85	50	(22)
Changes in operating assets and liabilities:
Restricted investments	(1,838)	(3,465)	(912)
Accounts receivable, net	(46,582)	(1,569)	15,092
Prepaid taxes	298	(470)	(37)
Prepaid expenses and other current assets	233	(2,455)	(28)
Other assets	298	(72)	(374)
Accounts payable	12,822	7,150	(18,532)
Accrued expenses	5,277	(8,603)	(13,040)
Non-current liabilities	1,910	2,285	(908)

Net cash provided by operating activities	37,654	45,228	61,507

Cash flows from investing activities:
Proceeds from sale of equipment	988	84	1,342
Purchases of property and equipment	(25,616)	(4,246)	(10,732)
Cash used in acquisitions	(170)	—	(5,000)

Net cash used in investing activities	(24,798)	(4,162)	(14,390)

Cash flows from financing activities:
Proceeds from stock options exercised	46	256	407
Purchase of treasury stock	(25,070)	(1,101)	(2,630)
Excess tax benefits from share-based compensation	434	852	2,903

Net cash (used in) provided by financing activities	(24,590)	7	680

Effect of exchange rate changes on cash and cash equivalents	15	(9)	—

Net (decrease) increase in cash and cash equivalents	(11,719)	41,064	47,797
Cash and cash equivalents beginning of year	126,863	85,799	38,002

Cash and cash equivalents end of year	$115,144	$126,863	$85,799

Supplemental disclosures of cash paid for:
Interest	$54	$91	$102
Income taxes	$16,031	$17,263	$27,199

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Description of Business and Summary of Significant Accounting Policies

Business: Hub Group, Inc. (“we”, “us” or “our”) provides intermodal transportation services utilizing primarily third party arrangements with railroads. Drayage can be provided by our subsidiary, Comtrak, or a third party company. We also arrange for transportation of freight by truck and perform logistics services.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. We invested our cash in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities. The outstanding balances were $114.6 million and $125.2 million as of December 31, 2010 and 2009, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts: In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation based on current economic conditions. To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible. On an annual basis we perform a hindsight analysis to determine our experience in collecting account balances over one year old and account balances in bankruptcy. We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Our reserve for uncollectible accounts was approximately $3.9 million and $4.6 million as of December 31, 2010 and 2009, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method at rates adequate to depreciate the cost of the applicable assets over their expected useful lives: building and improvements, 1 to 8 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, 3 to 5 years; furniture and equipment, 3 to 10 years; and transportation equipment and automobiles, 5 to 10 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed five years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that the undiscounted future cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the assets carrying amount over its fair value, less cost to dispose, is recorded.

Goodwill and Other Intangibles: Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with our business combinations. Goodwill and intangible assets that have indefinite useful lives are not amortized but are subject to annual impairment tests.

We review goodwill and other indefinite-lived intangibles for impairment as of November 1 or whenever events or changes in circumstances indicate the carrying amount of goodwill or other indefinite-lived intangibles may not be recoverable. An indefinite lived intangible asset is impaired if its fair value is less than its carrying value. Goodwill impairment is indicated if the fair value of the reporting unit is less than its carrying value. An impairment loss is measured as the difference between the implied fair value of the reporting unit’s goodwill and the carrying amount of goodwill. We utilize a third party independent valuation firm to assist in performing the necessary valuations to be used in the impairment testing. These valuations are based on a market comparable approach, a discounted cash flow approach or a combination of both approaches. The fair value measurement is determined based on assumptions that a market participant would use including expectations regarding future operating performance (which are consistent with our internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature. As of December 31, 2010, reasonable variations in these assumptions do not have a significant impact on the results of the goodwill impairment test. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

We evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions and invest our cash overnight in a money market fund comprised of U.S. Treasury Securities and repurchase agreements for these securities. We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2010, 2009 or 2008. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

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

Tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition as prescribed by the guidance. For tax positions that meet the more likely than not threshold, a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled. We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes.

Earnings Per Common Share: Basic earnings per common share are based on the average quarterly weighted average number of Class A and Class B shares of common stock outstanding. Diluted earnings per common share are adjusted for the assumed exercise of dilutive stock options and for restricted stock which are both computed using the treasury stock method.

Stock Based Compensation: Share-based compensation includes the restricted stock awards expected to vest based on the grant date fair value. Compensation expense is amortized straight-line over the vesting period including an estimate of forfeitures and is included in salaries and benefits. We present excess tax benefits resulting from the exercise of share-based compensation as financing cash in-flows and as operating cash out-flows in the Statement of Cash Flows.

New Pronouncements: In June 2009, the FASB issued amendments to the guidance on variable interest entities and consolidation, codified primarily in the Consolidation Topic of the FASB ASC. This guidance modifies the method for determining whether an entity is a variable interest entity as well as the methods permitted for determining the primary beneficiary of a variable interest entity. In addition, this guidance requires ongoing reassessments of whether a company is the primary beneficiary of a variable interest entity and enhanced disclosures related to a company’s involvement with a variable interest entity. The Company adopted this guidance effective January 1, 2010, as required. The adoption of this standard did not impact our financial statements.

In December 2010, the FASB issued guidance in the business combinations topic of codification. This guidance amends certain existing and adds additional pro forma disclosure requirements for public enterprises. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting beginning on or after December 15, 2010. Any impact would be on future acquisitions.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts, and the cost of transportation. Actual results could differ from those estimates.

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

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended, December 31,
	2010	2009	2008

Net income for basic and diluted earnings per share	$43,458	$34,265	$59,245

Weighted average shares outstanding - basic	37,223	37,367	37,174

Dilutive effect of stock options and restricted stock	162	158	310

Weighted average shares outstanding - diluted	37,385	37,525	37,484

Earnings per share - basic	$1.17	$0.92	$1.59

Earnings per share - diluted	$1.16	$0.91	$1.58

NOTE 4.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2010 and 2009 due to their short-term nature.

Cash and cash equivalents included $114.6 million and $125.2 million as of December 31, 2010 and 2009, respectively, invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities

Restricted investments included $11.4 million and $9.6 million as of December 31, 2010 and 2009, respectively, of mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Building and improvements	$72	$72
Leasehold improvements	2,222	2,174
Computer equipment and software	53,317	52,302
Furniture and equipment	8,141	8,077
Transportation equipment	54,316	30,551

	118,068	93,176
Less: Accumulated depreciation and amortization	(70,262)	(64,666)

Property and Equipment, net	$47,806	$28,510

Depreciation expense was $8.0 million, $7.8 million and $6.9 million for 2010, 2009 and 2008, respectively.

NOTE 6.	Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2010	2009	2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.5	2.6	2.7
Nondeductible expenses	1.1	0.5	0.6
Provision for valuation allowance	—	0.4	—
California law change	(0.3)	0.4	—
Other	(0.3)	(0.2)	0.2

Net effective rate	38.0%	38.7%	38.5%

We, and our subsidiaries, file both unitary and separate company state income tax returns.

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current
Federal	$14,959	$14,700	$25,197
State and local	2,303	1,619	2,590
Foreign	47	—	—

	17,309	16,319	27,787

Deferred
Federal	9,411	4,560	8,651
State and local	(85)	741	643

	9,326	5,301	9,294

Total provision	$26,635	$21,620	$37,081

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2010	2009
Reserve for uncollectible accounts receivable	$1,363	$1,721
Accrued compensation	4,217	2,792
Other reserves	2,618	2,393

Current deferred tax assets	8,198	6,906

Accrued compensation	4,376	3,739
Other reserves	1,020	842
Operating loss carryforwards	415	390
Income tax basis in excess of financial basis of goodwill	150	870
Less valuation allowance	(379)	(379)

Long-term deferred tax assets	5,582	5,462

Total deferred tax assets	$13,780	$12,368

Prepaids	$(1,614)	$(1,374)
Other receivables	(3,270)	(2,658)

Current deferred tax liabilities	(4,884)	(4,032)

Property and equipment	(12,332)	(7,322)
Goodwill	(64,989)	(60,113)

Long-term deferred tax liabilities	(77,321)	(67,435)

Total deferred tax liabilities	$(82,205)	$(71,467)

Our state tax net operating losses of $415,000 expire between December 31, 2012 and December 31, 2030. Management believes it is more likely than not that the deferred tax assets will be realized with the exception of $379,000 related to state tax net operating losses for which a valuation allowance has been established.

As of December 31, 2010 and 2009, the amount of unrecognized tax benefits was $0.7 million and $0.5 million, of which $0.4 million and $0.3 million would decrease our income tax provision, respectively, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$256
Additions for tax positions taken in prior years	80

Balance at December 31, 2008	$336
Additions based on tax positions related to the current year	118
Additions for tax positions taken in prior years	199
Reductions for tax positions taken in prior years	(80)
Reductions as a result of a lapse of the applicable statute of limitations	(55)

Balance at December 31, 2009	$518
Additions based on tax positions related to the current year	239
Reductions as a result of a lapse of the applicable statute of limitations	(102)

Balance at December 31, 2010	$655

We are subject to income tax in the U.S. federal jurisdiction, numerous state jurisdictions and Mexico. Our 2008 and 2009 tax years are currently under examination by the IRS. California, Illinois, Maryland and Michigan are currently examining various tax years. Although no other significant examinations are currently in effect, tax years 2007 through 2009 generally remain open to examination by the major tax jurisdictions to which we are subject. In 2010, New York and Texas conducted audits of our 2006 through 2008 tax years and 2007 through 2008 tax years, respectively. Both examinations resulted in no change. During the next twelve months, it is reasonably possible we will both reduce unrecognized tax benefits by approximately $0.1 million as a result of expiration of state statutes of limitations and increase unrecognized tax benefits by approximately $0.1 million as a result of state income tax apportionment uncertainty.

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

Our unused and available borrowings under our bank revolving line of credit were $7.4 million as of December 31, 2010 and $47.1 million as of December 31, 2009. We were in compliance with our debt covenants as of December 31, 2010.

We have standby letters of credit that expire from 2011 to 2012. As of December 31, 2010, our letters of credit were $2.6 million.

NOTE 8.	Rental Expense, User Charges and Commitments

Minimum annual rental commitments, as of December 31, 2010, under non-cancelable operating leases, principally for containers and equipment and real estate are payable as follows (in thousands):

2011	$16,276
2012	12,469
2013	5,127
2014	1,479
2015	850
2016 and thereafter	120

$36,321

Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $8.0 million, $8.0 million and $8.3 million for 2010, 2009 and 2008, respectively. Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. We straight-line rental expense in accordance with the FASB guidance in the Leases Topic of the Codification.

We incur rental expense for our leased containers and tractors that are included in transportation costs and totaled $9.3 million, $11.5 million, and $12.1 million for 2010, 2009 and 2008, respectively.

We incur charges for use of a fleet of rail owned chassis and dedicated rail owned containers on the Union Pacific and Norfolk Southern which are included in transportation costs. Such charges were $54.0 million, $50.1 million and $45.4 million for 2010, 2009 and 2008, respectively. As of December 31, 2010, we have the ability to return the majority of the containers and pay for the chassis only when we are using them under these agreements. As a result, no minimum commitments related to these chassis and containers have been included in the table above.

On October 11, 2010, we entered into an Equipment Purchase Contract with Singamas Management Services, Ltd. for the acquisition of 3,000 53’ containers. We have not yet decided if we will lease or buy the containers. In the event we purchase the containers, we expect the costs to be approximately $33.0 million. We expect to take delivery of the equipment between May and September 2011.

NOTE 9.	Stock-Based Compensation Plans

In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000. In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000. In 2003, we amended our 2002 Incentive Plan to add an additional

2,000,000 shares of Class A Common Stock that are reserved for issuance. In 2007, we amended our 2002 Incentive Plan to add an additional 1,000,000 shares of Class A Common Stock that are reserved for issuance. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. We have not granted any stock options since 2003. Restricted stock vests over a three to five year period. As of December 31, 2010, 1,714,515 shares were available for future grant. Generally, when stock options are exercised, either new shares are issued or shares are issued out of treasury.

Share-based compensation expense for 2010, 2009 and 2008 was $3.6 million, $4.4 million and $4.4 million or $2.2 million, $2.7 million and $2.7 million, net of taxes, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2010:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2010	140,700	$1.75
Options exercised	(29,800)	$1.60
Options forfeited	—	$—

Outstanding at December 31, 2010	110,900	$1.79	2.13	$3,698,946

Exercisable at December 31, 2010	110,900	$1.79	2.13	$3,698,946

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.9 million, $2.6 million and $5.4 million, respectively. Cash received from stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.05 million, $0.3 million and $0.4 million, respectively. The tax benefit realized for tax deductions from stock options exercised for the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $1.0 million and $2.3 million, respectively.

The following table summarizes information about options outstanding as of December 31, 2010:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$ 1.22 to $ 1.22	16,000	1.97	$1.22
$ 1.22 to $ 1.30	17,100	2.01	$1.28
$ 1.30 to $ 1.42	24,000	1.94	$1.42
$ 1.42 to $ 2.43	24,800	1.92	$1.86
$ 2.43 to $ 2.64	29,000	2.61	$2.64

$ 1.22 to $ 2.64	110,900	2.13	$1.79

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2010:

Non-vested restricted stock	Shares	Weighted Average Grant Date Fair Value

Non-vested January 1, 2010	474,033	$26.16
Granted	240,094	$27.36
Vested	(165,557)	$26.29
Forfeited	(45,417)	$25.50

Non-vested at December 31, 2010	503,153	$26.75

The following table summarizes the restricted stock granted during the respective years:

Restricted stock grants	2010	2009	2008

Employees	228,094	196,101	215,508
Outside directors	12,000	12,000	10,644

Total	240,094	208,101	226,152

Weighted average grant date fair value	$27.36	$26.56	$26.16

Vesting period	3-5 years	3-5 years	3-5 years

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2010, 2009 and 2008 was $4.5 million, $3.3 million and $3.9 million, respectively.

As of December 31, 2010, there was $10.2 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 3.14 years.

During January 2011, we granted 192,821 shares of restricted stock to certain employees and 12,000 shares of restricted stock to outside directors with a weighted average grant date fair value of $35.16. The stock vests over a three to five year period.

NOTE 10.	Business Segment

We have no separately reportable segments. Under the enterprise wide disclosure requirements, we report revenue (in thousands), for Intermodal, Brokerage and Logistics Services as follows:

	Years Ended December 31,
	2010	2009	2008

Intermodal	$1,285,163	$1,054,862	$1,329,382
Brokerage	335,000	292,639	372,051
Logistics	213,574	163,469	159,175

Total revenue	$1,833,737	$1,510,970	$1,860,608

NOTE 11.	Employee Benefit Plans

We had one profit-sharing plan and trust as of December 31, 2010 and 2009 and two profit-sharing plans and trusts in 2008, all respectively under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We expensed approximately $1.3 million, $1.3 million and $1.8 million related to these plans in 2010, 2009, and 2008, respectively.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the consolidated balance sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2010 and 2009. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan. We expensed $0.3 million, $0.4 million and $0.3 million related to the employer match for these plans in 2010, 2009 and 2008, respectively. The liabilities related to these plans as of December 31, 2010 and 2009 were $12.5 million and $11.8 million, respectively.

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

On February 24, 2010, our Board of Directors authorized the purchase of up to $30.0 million of our Class A Common Stock. This authorization expires March 31, 2011. We purchased 784,197 shares under this authorization during the year ended December 31, 2010. We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased during 2010 and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to March 31	53,800	$27.46	53,800	$28,523
April 1 to June 30	326,350	$30.75	326,350	$18,486
July 1 to September 30	367,947	$29.44	367,947	$7,653
October 1 to 31	—	$—	—	$7,653
November 1 to 30	—	$—	—	$7,653
December 1 to 31	36,100	$34.30	36,100	$6,414

Total	784,197	$30.08	784,197	$6,414

This table excludes 55,251 shares we purchased for $1.5 million during the year ended December 31, 2010 related to employee withholding upon vesting of restricted stock.

NOTE 14.	Goodwill and Other Intangible Assets

In accordance with the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification, we completed the required annual impairment tests. No impairment charge was recognized based on the results of the annual goodwill impairment test and there were no accumulated impairment losses at the beginning of the period.

The following table presents the carrying amount of goodwill (in thousands):

Balance at January 1, 2009	$233,110
Other	(218)

Balance at December 31, 2009	$232,892
Acquisition	355
Other	(218)

Balance at December 31, 2010	$233,029

The changes in the carrying amount of goodwill for 2009 relate to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill. The changes in the carrying amount of goodwill for 2010 are due primarily to the purchase of a small drayage company and the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

The components of the “Other intangible assets” are as follows (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value	Life
As of December 31, 2010:
Relationships with owner operators	$805	$(541)	$264	2-6 years

Backlog/open orders	20	(20)	—	1 month

Trade name	2,904	—	2,904	Indefinite

Customer relationships	3,823	(1,232)	2,591	15 years

Information technology	500	(403)	97	6 years

Total	$8,052	$(2,196)	$5,856

As of December 31, 2009:
Relationships with owner operators	$647	$(413)	$234	6 years
Backlog/open orders	20	(20)	—	1 month
Trade name	2,904	—	2,904	Indefinite
Customer relationships	3,823	(977)	2,846	15 years
Information technology	500	(320)	180	6 years

Total	$7,894	$(1,730)	$6,164

The above intangible assets will be amortized using the straight-line method. Amortization expense for each of the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.4 million and $0.4 million, respectively. Amortization expense for the next five years is as follows (in thousands):

2011	$521
2012	344
2013	253
2014	253
2015	253

NOTE 15.	Restructuring Charges

In 2009, we recorded restructuring charges of approximately $1.0 million. This consisted of severance charges for 132 employees in 2009. Approximately $13,000 of severance payments remained to be paid as of December 31, 2009. No severance payments remained to be paid as of December 21, 2010.

All severance charges are included in salaries and benefits in the Statements of Income.

The following table displays the activity and balances of the restructuring reserves in the Consolidated Balance Sheets (in thousands):

Balance at January 1, 2009	$—
Restructuring expenses-severance	993
Cash payments made	(879)
Change in estimate	(101)

Balance at December 31, 2009	$13
Cash payments made	(13)

Balance at December 31, 2010	$—

NOTE 16.	Guarantees

In 2008 the California Air Resources Board (CARB) approved regulations that require significantly reduced emissions from existing on-road diesel vehicles operating in California. The regulations require older model tractors to be modified to comply with the new regulations. In response to the costs associated with complying with these new emission laws, we developed a guaranty program with a leasing company. As part of this program, we are guaranteeing certain owner operators’ lease payments for these tractors. The guarantees expire at various dates beginning 2012 thru 2017.

The potential maximum exposure under these lease guarantees was approximately $6.8 million and $3.8 million as of December 31, 2010 and 2009, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of December 31, 2010 and 2009. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner operator who would assume the lease. There were no material defaults during the year ended December 31, 2010 and no potential material defaults.

We had a liability of approximately $0.1 million as of both December 31, 2010 and 2009, for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 17.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data for each of the quarters in 2010 and 2009 (in thousands, except per share amounts):

	Quarters
	First	Second	Third	Fourth
Year Ended December 31, 2010:
Revenue	$417,294	$458,113	$478,417	$479,913
Gross margin	48,818	50,576	57,397	56,642
Operating income	14,242	15,715	20,707	19,218
Net income	8,702	9,630	12,617	12,509
Basic earnings per share	$0.23	$0.26	$0.34	$0.34
Diluted earnings per share	$0.23	$0.26	$0.34	$0.34

	Quarters
	First	Second	Third	Fourth
Year Ended December 31, 2009:
Revenue	$351,695	$362,613	$388,781	$407,881
Gross margin	45,169	45,763	48,200	46,558
Operating income	10,676	13,446	15,892	15,517
Net income	6,178	8,305	9,831	9,951
Basic earnings per share	$0.17	$0.22	$0.26	$0.27
Diluted earnings per share	$0.17	$0.22	$0.26	$0.26

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), management believes our internal controls over financial reporting was effective as of December 31, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hub Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hub Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Hub Group, Inc., and our report dated February 24, 2011 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 24, 2011

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors” and “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2011 sets forth certain information with respect to our directors and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Our code of ethics can be found on our website at www.hubgroup.com.

Item 11.	EXECUTIVE COMPENSATION

The section entitled “Compensation of Directors and Executive Officers” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2011 sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2011 sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	110,900	$1.79	1,714,715
Equity compensation plans not approved by security holders	—	—	—
Total	110,900	$1.79	1,714,715

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Meetings and Committees of the Board” appearing in our proxy statement for the annual meeting of our stockholders to be held on May 6, 2011 set forth certain information with respect to certain business relationships and transactions between us and our directors and officers and the independence of our directors and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for our annual meeting of stockholders to be held on May 6, 2011 sets forth certain information with respect to certain fees we have paid to our principal accountant for services and is incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2010 and December 31, 2009

Consolidated Statements of Income - Years ended December 31, 2010, December 31, 2009 and December 31, 2008

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2010, December 31, 2009 and December 31, 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2010, December 31, 2009 and December 31, 2008

Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

The following financial statement schedules of Hub Group, Inc. are filed as part of this report and should be read in conjunction with the consolidated financial statements of Hub Group, Inc.:

Page
II.	Valuation and qualifying accounts and reserves	S-1

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

Date: February 24, 2011	HUB GROUP, INC.

	By	/S/ DAVID P. YEAGER
David P. Yeager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager David P. Yeager	Chairman and Chief Executive Officer	February 24 2011

/s/ Mark A. Yeager Mark A. Yeager	Vice Chairman, President and Chief Operating Officer	February 24, 2011

/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2011

/s/ Charles R. Reaves Charles R. Reaves	Director	February 24, 2011

/s/ Martin P. Slark Martin P. Slark	Director	February 24, 2011

/s/ Gary D. Eppen Gary D. Eppen	Director	February 24, 2011

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for uncollectible trade accounts

Year ended December 31:	Balance at Beginning of Year	Charged to Costs & Expenses	Charged to Other Accounts (1)	Deductions (2)	Balance At End of Year

2010	$4,607,000	$207,000	$(625,000)	$(310,000)	$3,879,000

2009	$5,102,000	$1,169,000	$(1,652,000)	$(12,000)	$4,607,000

2008	$5,456,000	$662,000	$(802,000)	$(214,000)	$5,102,000

Deferred tax valuation allowance

Year ended December 31:	Balance at Beginning of Year	Charged to Costs & Expenses	Balance at End of Year

2010	$379,000	$—	$379,000

2009	$163,000	$216,000	$379,000

2008	$163,000	$—	$163,000

(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries
(2)	Represents bad debt recoveries.

S-1

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed July 23, 2007, File No. 000-27754)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1, File No. 33-90210)

10.1	Amended and Restated Limited Partnership Agreement of Hub City Canada, L.P. (incorporated by reference to Exhibit 10.2 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No 000-27754)

10.2	Stockholders’ Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

10.3	Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.4	Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.5	Description of Executive Officer cash compensation for 2011

10.6	Director compensation for 2011

10.7	Hub Group’s 2002 Long Term Incentive Plan (as amended and restated effective May 7, 2007) (incorporated by reference from Appendix B to the Registrant’s definitive proxy statement on Schedule 14A dated and filed March 26, 2007)

10.8	$40 million Credit Agreement dated as of March 23, 2005 among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 23, 2005 and filed March 25, 2005, File No. 000-27754)

10.9	Lease Agreement dated as of May 10, 2005, between Banc of America Leasing & Capital, LLC and Hub City Terminals, Inc., with form of Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.10	Guaranty of Corporation, dated as of May 10, 2005, made by Registrant to, and for the benefit of, Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.11	Amendment to the $40 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated February 21, 2006 (incorporated by reference to Exhibit 10.16 to the Registrant’s report on Form 10-K for the year ended December 31, 2005 and filed February 27, 2006, File No. 000-27754)

10.12	Form of Terms of Restricted Stock Award under Hub Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

10.13	Third Amendment to Credit Agreement, dated as of March 3, 2010, among Hub Group, Inc., Hub City Terminals, Inc., Harris N.A. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 3, 2010 and filed March 5, 2010, File No. 000-27754)

10.14	Equipment Purchase Contract, dated as of April 8, 2010, by and between Hub City Terminals, Inc. and Singamas Management Services, Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated April 8, 2010 and filed April 13, 2010, File No. 000-27754)

14	Hub Group’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 to the Registrant’s report on Form 10-K dated March 12, 2003 and filed on March 13, 2003, File No. 000-27754)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a- 14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350

101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 24, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Stockholders’ Equity for the years ended 2010, 2009, and 2008, and (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.