Form 10-Q
period 2011-03-31
HUB GROUP INC
filed 2011-04-22
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 18, 2011, the registrant had 36,822,409 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$134,903	$115,144
Accounts receivable trade, net	214,269	185,879
Accounts receivable other	12,981	17,958
Prepaid taxes	123	296
Deferred taxes	2,480	3,314
Prepaid expenses and other current assets	4,831	6,569

TOTAL CURRENT ASSETS	369,587	329,160

Restricted investments	12,128	11,421
Property and equipment, net	46,782	47,806
Other intangibles, net	5,725	5,856
Goodwill, net	232,975	233,029
Other assets	2,105	2,135

TOTAL ASSETS	$669,302	$629,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$150,538	$121,078
Accounts payable other	12,833	10,064
Accrued payroll	8,714	14,378
Accrued other	23,564	21,898

TOTAL CURRENT LIABILITIES	195,649	167,418

Non-current liabilities	14,395	13,950
Deferred taxes	72,118	71,739

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2011 and 2010	—	—

Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2011 and 2010; 36,813,882 outstanding in 2011 and 36,638,359 shares outstanding in 2010	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2011 and 2010	7	7
Additional paid-in capital	165,817	169,722
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	353,508	343,010
Other comprehensive income	6	6
Treasury stock; at cost, 4,410,910 shares in 2011 and 4,586,433 shares in 2010	(117,152)	(121,399)

TOTAL STOCKHOLDERS’ EQUITY	387,140	376,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$669,302	$629,407

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010

Revenue	$485,379	$417,294
Transportation costs	428,072	368,476

Gross margin	57,307	48,818

Costs and expenses:
Salaries and benefits	26,801	23,458
General and administrative	12,810	10,145
Depreciation and amortization	936	973

Total costs and expenses	40,547	34,576

Operating income	16,760	14,242

Other income (expense):
Interest expense	(14)	(14)
Interest and dividend income	32	25
Other, net	209	68

Total other income	227	79

Income before provision for income taxes	16,987	14,321

Provision for income taxes	6,489	5,619

Net income	$10,498	$8,702

Basic earnings per common share	$0.28	$0.23

Diluted earnings per common share	$0.28	$0.23

Basic weighted average number of shares outstanding	36,886	37,527

Diluted weighted average number of shares outstanding	37,022	37,643

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$10,498	$8,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,629	1,952
Deferred taxes	1,266	3,401
Compensation expense related to share-based compensation plans	1,225	931
(Gain) loss on sale of assets	(13)	63
Changes in operating assets and liabilities:
Restricted investments	(707)	(188)
Accounts receivable, net	(23,411)	(25,784)
Prepaid taxes	173	461
Prepaid expenses and other current assets	1,738	2,659
Other assets	31	41
Accounts payable	32,229	26,457
Accrued expenses	(560)	(545)
Non-current liabilities	407	125

Net cash provided by operating activities	25,505	18,275

Cash flows from investing activities:
Proceeds from sale of equipment	68	7
Purchases of property and equipment	(4,880)	(647)
Cash used in acquisitions	(55)	—

Net cash used in investing activities	(4,867)	(640)

Cash flows from financing activities:
Proceeds from stock options exercised	24	12
Purchase of treasury stock	(1,447)	(2,919)
Excess tax benefits from share-based compensation	540	133

Net cash used in financing activities	(883)	(2,774)

Effect of exchange rate changes on cash and cash equivalents	4	12

Net increase in cash and cash equivalents	19,759	14,873
Cash and cash equivalents beginning of period	115,144	126,863

Cash and cash equivalents end of period	$134,903	$141,736

Supplemental disclosures of cash paid for:
Interest	$14	$14
Income taxes	1,335	122

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2011 and results of operations for the three months ended March 31, 2011 and 2010.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2011	2010
Net income for basic and diluted earnings per share	$10,498	$8,702

Weighted average shares outstanding - basic	36,886	37,527
Dilutive effect of stock options and restricted stock	136	116

Weighted average shares outstanding - diluted	37,022	37,643

Earnings per share - basic	$0.28	$0.23

Earnings per share - diluted	$0.28	$0.23

NOTE 3.	Debt

On March 31, 2011, we amended our Credit Agreement which increased our maximum unsecured borrowing capacity from $10.0 million to $50.0 million and extended the term until March 2014. The interest rate under the Credit Agreement is equal to LIBOR plus 1.75%. The financial covenants require a minimum net worth of $300.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0. The commitment fee charged on the unused line of credit is 0.375%.

We have standby letters of credit that expire at various dates in 2011 to 2012. As of March 31, 2011, the outstanding letters of credit totaled $2.6 million.

We had $47.4 million of unused and available borrowings under our bank revolving line of credit as of March 31, 2011. We were in compliance with our debt covenants as of March 31, 2011.

NOTE 4.	Commitments and Contingencies

We are a party to litigation incident to our business, including claims for freight lost or damaged in-transit, freight improperly shipped or improperly billed, property damage and personal injury. Some of the lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we are defending them. Management does not believe that the outcome of this litigation will have a material adverse effect on our financial position or results of operations.

NOTE 5.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of March 31, 2011 and December 31, 2010 due to their short-term nature.

Cash and cash equivalents included $128.7 million and $114.6 million as of March 31, 2011 and December 31, 2010, respectively, invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities.

Restricted investments included $12.1 million and $11.4 million as of March 31, 2011 and December 31, 2010, respectively, of mutual funds which are reported at fair value.

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

The potential maximum exposure under these lease guarantees was approximately $9.8 million and $6.8 million as of March 31, 2011 and December 31, 2010, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of March 31, 2011 and December 31, 2010. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner operator who would assume the lease. There were no material defaults during the quarter ended March 31, 2011.

As of March 31, 2011 and December 31, 2010, respectively, the liability was approximately $0.2 million and $0.1 million, for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis. We are amortizing the liability over the remaining lives of the respective guarantees.

NOTE 7.	Comprehensive Income

Foreign subsidiaries’ assets and liabilities are translated to United States dollars at the end of period exchange rates. Revenues and expenses are translated at average rates for the period. Translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive income. Total comprehensive income was $10.5 million and $8.7 million for the three months ended March 31, 2011 and 2010, respectively.

NOTE 8.	Subsequent Events

On April 1, 2011 (the “Acquisition Date”) we entered into a definitive agreement pursuant to which we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). The purchase price for the ETS stock was $83.4 million before post closing adjustments, which we paid with cash on hand. ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode Transportation”).

Mode Transportation has approximately 300 Independent Business Owners who sell and operate the business throughout North America. Mode Transportation also has a company managed operation in Dallas, a temperature protected services division, Temstar, located in Lombard, IL and corporate offices in Dallas and Memphis. We believe this acquisition brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

Due to limitations on access to ETS information prior to the Acquisition Date and the limited time since the Acquisition Date, the initial accounting for the business combination is incomplete at this time. As a result, we are unable to provide the amounts recognized as of the Acquisition Date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill.

We incurred certain due diligence, integration and financing costs associated with the transaction prior to the Acquisition Date that are reflected in the Unaudited Consolidated Statements of Income for the three months ended March 31, 2011. We recorded approximately $1.7 million of these acquisition costs which are included in General and administrative costs in the Unaudited Consolidated Statements of Income for the three months ended March 31, 2011.

On April 8, 2011, we entered into an Equipment Purchase Contract with Singamas Management Services, Ltd. for the acquisition of 1,000 53’ containers. We expect the costs of purchasing the containers to be approximately $13.5 million. We expect to take delivery of the equipment between May and August 2011.

We have considered subsequent events through the date of the filing and there were no other subsequent events that required recognition or disclosure except as noted above.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this quarterly report. Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;

•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;

•	changes in rail service conditions or adverse weather conditions;

•	further consolidation of railroads;

•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;

•	changes in rail, drayage and trucking company capacity;

•	railroads moving away from ownership of intermodal assets;

•	equipment shortages or equipment surplus;

•	changes in the cost of services from rail, drayage, truck or other vendors;

•	increases in costs for independent contractors due to regulatory, judicial and legal changes;

•	labor unrest in the rail, drayage or trucking company communities;

•	general economic and business conditions;

•	significant deterioration in our customer’s financial condition, particularly in the retail and durable goods sectors;

•	fuel shortages or fluctuations in fuel prices;

•	increases in interest rates;

•	changes in homeland security or terrorist activity;

•	difficulties in maintaining or enhancing our information technology systems;

•	changes to or new governmental regulation including CSA 2010 and hours of service;

•	significant increases to health insurance costs due to the Health Care and Education Reconciliation Act of 2010;

•	loss of several of our largest customers;

•	inability to recruit and retain key personnel;

•	inability to recruit and retain drivers and owner operators;

•	changes in insurance costs and claims expense;

•	changes to current laws which will aid union organizing efforts; and

•	inability to close and successfully integrate business combinations.

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

Our drayage services are provided by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Los Angeles, Perry (FL), Philadelphia, Savannah, St. Louis, Stockton, and Titusville (FL). As of March 31, 2011, Comtrak owned 280 tractors, leased or owned 502 trailers, employed 254 drivers and contracted with 1,500 owner-operators.

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

Our top 50 customers’ revenue represents approximately 63% of our revenue as of March 31, 2011. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, costs per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended March 31,
	2011	2010	% Change
Revenue
Intermodal	$336,681	$286,733	17.4%
Truck brokerage	84,686	83,582	1.3
Logistics	64,012	46,979	36.3

Total revenue	$485,379	$417,294	16.3%

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended March 31,
	2011	2010

Revenue	100.0%	100.0%

Transportation costs	88.2	88.3

Gross margin	11.8	11.7

Costs and expenses:
Salaries and benefits	5.5	5.6
General and administrative	2.6	2.5
Depreciation and amortization	0.2	0.2

Total costs and expenses	8.3	8.3

Operating income	3.5	3.4

Other income:
Interest and dividend income	0.0	0.0

Total other income	0.0	0.0

Income before provision for income taxes	3.5	3.4

Provision for income taxes	1.3	1.3

Net income	2.2%	2.1%

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenue

Revenue increased 16.3% to $485.4 million in 2011 from $417.3 million in 2010. Intermodal revenue increased 17.4% to $336.7 million due to a 13% increase in loads, a 7% increase for fuel and a 3% price increase, offset partially by a 6% decrease for mix. Truck brokerage revenue increased 1.3% to $84.7 million due to a 6% increase for fuel and a 4% increase for price and mix, offset partially by a 9% decrease in loads. Our length of haul for truck brokerage was down 5% or 37 miles. Logistics revenue increased 36.3% to $64.0 million related primarily to existing customer growth and new customers who were onboarded in 2010.

Gross Margin

Gross margin increased 17.4% to $57.3 million in 2011 from $48.8 million in 2010. This $8.5 million margin increase came primarily from intermodal. Intermodal margin grew since we did more of our own drayage, improved equipment utilization, handled 13% more loads and increased prices. As a percentage of revenue, gross margin increased to 11.8% in 2011 from 11.7% in 2010. The increase in gross margin as a percentage of revenue was driven primarily by intermodal pricing being up 3%. Logistics gross margin went down 241 basis points due to growth coming from customers for whom we record transportation revenue and costs as opposed to customers from whom we collect a management fee.

Salaries and Benefits

As a percentage of revenue, salaries and benefits decreased to 5.5% in 2011 from 5.6% in 2010 due to increased revenue and improved employee efficiencies. Salaries and benefits increased to $26.8 million in

2011 from $23.5 million in 2010 due to increases in salary expense of $1.7 million resulting from increased headcount of 73 employees, sales commission of $0.5 million, employee benefits of $0.4 million and compensation expense related to restricted stock awards of $0.3 million. Headcount as of March 31, 2011 was 1,110, which excludes drivers as driver costs are included in transportation costs.

General and Administrative

General and administrative expenses increased to $12.8 million in 2011 from $10.1 million in 2010. As a percentage of revenue, these expenses increased to 2.6% in 2011 from 2.5% in 2010. Total expenses increased due primarily to deal related costs of $1.7 million associated with the Mode Transportation purchase that closed on April 1, 2011, an increase in information technology consultants of $0.5 million and an increase in independent agent commission expenses of $0.3 million.

Depreciation and Amortization

Depreciation and amortization decreased slightly from $1.0 million in 2010 to $0.9 million in 2011. This expense as a percentage of revenue remained constant at 0.2% in both 2011 and 2010.

Other Income (Expense)

Interest and other income increased to $0.2 million in 2011 from $0.08 million in 2010. The increase in other income was primarily due to currency translation gain for the quarter ended March 31, 2011.

Provision for Income Taxes

The provision for income taxes increased to $6.5 million in 2011 from $5.6 million in 2010. We provided for income taxes using an effective rate of 38.2% in 2011 and an effective rate of 39.2% in 2010. The 2011 effective rate was lower due primarily to favorable state apportionment and a reduction in non-deductible compensation.

Net Income

Net income increased to $10.5 million in 2011 from $8.7 million in 2010 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share were $0.28 in 2011 and $0.23 in 2010. Basic earnings per share increased due to the increase in net income.

Diluted earnings per share were $0.28 in 2011 and $0.23 in 2010. Diluted earnings per share increased due to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2011, we have funded operations, capital expenditures and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations and cash on hand.

Cash provided by operating activities for the quarter ended March 31, 2011 was approximately $25.5 million, which resulted primarily from income of $10.5 million adjusted for non-cash charges of $5.1 million and the change in operating assets and liabilities of $9.9 million.

Net cash used in investing activities for the quarter ended March 31, 2011 was $4.9 million and related primarily to capital expenditures for containers delivered in 2010. We are acquiring 4,000 53’ containers in 2011 that will be delivered between April and October 2011. We currently expect capital expenditures to be between $45.0 million and $49.0 million for all of 2011. This range includes the purchase of the first 2,000 53’ containers for approximately $24.0 million. We have not yet decided if we will purchase or lease the remaining 2,000 containers. If the containers are purchased, this would increase our capital expenditures by approximately $23.0 million.

The net cash used in financing activities for the quarter ended March 31, 2011 was $0.9 million. We used $1.4 million of cash to purchase treasury stock and reported $0.5 million of excess tax benefits from share-based compensation as a financing cash in-flow.

On March 31, 2011, we amended our Credit Agreement which increased our maximum unsecured borrowing capacity from $10.0 million to $50.0 million and extended the term until March 2014. The interest rate under the Credit Agreement is equal to LIBOR plus 1.75%. The financial covenants require a minimum net worth of $300.0 million and a cash flow leverage ratio of not more than 2.0 to 1.0. The commitment fee charged on the unused line of credit is 0.375%.

We have standby letters of credit that expire at various dates from 2011 to 2012. As of March 31, 2011, the outstanding letters of credit were $2.6 million.

We had $47.4 million of unused and available borrowings under our bank revolving line of credit as of March 31, 2011. We were in compliance with our debt covenants as of March 31, 2011.

On April 1, 2011 (the “Acquisition Date”) we entered into a definitive agreement pursuant to which we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). The purchase price for the ETS stock was $83.4 million before post closing adjustments, which we paid with cash on hand. ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode Transportation”).

We were authorized to spend up to $30.0 million to purchase common stock through March 2011. There were no shares purchased under this authorization in the first quarter of 2011.

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

As of March 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2011. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2010, our Board of Directors authorized the purchase of up to $30.0 million of our Class A Common Stock. This authorization expired March 31, 2011. We purchased no shares under this publicly announced authorization in the first quarter of 2011. We did purchase 41,170 shares for $1.4 million during the first quarter related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: April 22, 2011	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fourth Amendment to Credit Agreement, dated as of March 31, 2011, among Hub Group, Inc., Hub City Terminals, Inc., Harris N.A. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 31, 2011 and filed April 6, 2011, File No. 000-27754)

10.2	Stock Purchase Agreement, dated as of April 1, 2011, by Hub Group, Inc., DPWN Holdings (USA), Inc. and Exel Transportation Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated March 31, 2011 and filed April 6, 2011, File No. 000-27754)

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.