Form 10-Q
period 2011-06-30
HUB GROUP INC
filed 2011-08-04
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

On July 28, 2011, the registrant had 36,828,282 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,279	$115,144
Accounts receivable trade, net	348,314	185,879
Accounts receivable other	28,256	17,958
Prepaid taxes	128	296
Deferred taxes	3,426	3,314
Prepaid expenses and other current assets	11,309	6,569

TOTAL CURRENT ASSETS	409,712	329,160

Restricted investments	14,642	11,421
Property and equipment, net	69,373	47,806
Other intangibles, net	20,876	5,856
Goodwill, net	262,223	233,029
Other assets	2,509	2,135

TOTAL ASSETS	$779,335	$629,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$215,087	$121,078
Accounts payable other	14,880	10,064
Accrued payroll	14,499	14,378
Accrued other	39,152	21,898

TOTAL CURRENT LIABILITIES	283,618	167,418

Non-current liabilities	18,463	13,950
Deferred taxes	74,500	71,739

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2011 and 2010	—	—

Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2011 and 2010; 36,828,747 shares outstanding in 2011 and 36,638,359 shares outstanding in 2010	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2011 and 2010	7	7
Additional paid-in capital	166,742	169,722
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	367,898	343,010
Other comprehensive income	6	6
Treasury stock; at cost, 4,396,045 shares in 2011 and 4,586,433 shares in 2010	(116,853)	(121,399)

TOTAL STOCKHOLDERS’ EQUITY	402,754	376,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$779,335	$629,407

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$759,709	$458,113	$1,245,088	$875,407
Transportation costs	674,956	407,537	1,103,028	776,013

Gross margin	84,753	50,576	142,060	99,394

Costs and expenses:
Salaries and benefits	32,746	23,863	59,547	47,321
Agent fees and commissions	13,765	584	14,516	1,133
General and administrative	12,852	9,480	24,911	19,076
Depreciation and amortization	1,472	934	2,408	1,907

Total costs and expenses	60,835	34,861	101,382	69,437

Operating income	23,918	15,715	40,678	29,957

Other income (expense):
Interest expense	(69)	(12)	(83)	(26)
Interest and dividend income	45	23	77	48
Other, net	60	84	269	152

Total other income	36	95	263	174

Income before provision for income taxes	23,954	15,810	40,941	30,131

Provision for income taxes	9,564	6,180	16,053	11,799

Net income	$14,390	$9,630	$24,888	$18,332

Basic earnings per common share	$0.39	$0.26	$0.67	$0.49

Diluted earnings per common share	$0.39	$0.26	$0.67	$0.49

Basic weighted average number of shares outstanding	36,901	37,429	36,893	37,478

Diluted weighted average number of shares outstanding	37,060	37,580	37,041	37,611

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$24,888	$18,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,292	3,945
Deferred taxes	2,733	4,644
Compensation expense related to share-based compensation plans	2,433	1,822
(Gain) loss on sale of assets	(8)	19
Changes in operating assets and liabilities:
Restricted investments	(1,043)	289
Accounts receivable, net	(62,743)	(52,505)
Prepaid taxes	169	240
Prepaid expenses and other current assets	(3,976)	(66)
Other assets	305	(520)
Accounts payable	31,079	36,312
Accrued expenses	8,445	2,939
Non-current liabilities	1,400	(441)

Net cash provided by operating activities	9,974	15,010

Cash flows from investing activities:
Proceeds from sale of equipment	214	720
Purchases of property and equipment	(15,281)	(2,051)
Cash used in acquisitions, net of cash acquired	(90,909)	—

Net cash used in investing activities	(105,976)	(1,331)

Cash flows from financing activities:
Proceeds from stock options exercised	26	14
Purchase of treasury stock	(1,477)	(12,365)
Excess tax benefits from share-based compensation	584	154

Net cash used in financing activities	(867)	(12,197)

Effect of exchange rate changes on cash and cash equivalents	4	11

Net (decrease) increase in cash and cash equivalents	(96,865)	1,493
Cash and cash equivalents beginning of period	115,144	126,863

Cash and cash equivalents end of period	$18,279	$128,356

Supplemental disclosures of cash paid for:
Interest	$83	$26
Income taxes	$7,529	$4,304

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2011 and results of operations for the three months and six months ended June 30, 2011 and 2010.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2011	2010	2011	2010

Net income for basic and diluted earnings per share	$14,390	$9,630	$24,888	$18,332

Weighted average shares outstanding – basic	36,901	37,429	36,893	37,478

Dilutive effect of stock options and restricted stock	159	151	148	133

Weighted average shares outstanding – diluted	37,060	37,580	37,041	37,611

Earnings per share – basic	$0.39	$0.26	$0.67	$0.49

Earnings per share – diluted	$0.39	$0.26	$0.67	$0.49

NOTE 3.	Debt

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

We have standby letters of credit that expire at various dates in 2011 and 2012. As of June 30, 2011, the outstanding letters of credit totaled $2.6 million.

We had $47.4 million of unused and available borrowings under our bank revolving line of credit as of June 30, 2011. We were in compliance with our debt covenants as of June 30, 2011.

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

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2011 and December 31, 2010 due to their short-term nature.

Cash and cash equivalents included $15.5 million and $114.6 million as of June 30, 2011 and December 31, 2010, respectively, invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities.

Restricted investments included $14.6 million and $11.4 million as of June 30, 2011 and December 31, 2010, respectively, of mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 6.	Guarantees

We are guaranteeing certain tractor lease payments. The guarantees expire at various dates beginning in 2012 through 2017.

The potential maximum exposure under these lease guarantees was approximately $11.6 million and $6.8 million as of June 30, 2011 and December 31, 2010, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of June 30, 2011 and December 31, 2010. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. There were no material defaults during the quarter ended June 30, 2011.

As of June 30, 2011 and December 31, 2010, respectively, the liability was approximately $0.2 million and $0.1 million, for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis. We are amortizing the liability over the remaining lives of the respective guarantees.

NOTE 7.	Comprehensive Income

Foreign subsidiaries’ assets and liabilities are translated to United States dollars at the end of period exchange rates. Revenues and expenses are translated at average rates for the period. Translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive income. Total comprehensive income was $14.4 million and $9.6 million for the quarters ended June 30, 2011 and 2010, respectively, and $24.9 million and $18.3 million for the six months ended June 30, 2011 and 2010, respectively.

NOTE 8.	Acquisitions

On April 1, 2011 (the “Acquisition Date”) we entered into a definitive agreement pursuant to which we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode”). The purchase price for the ETS stock was $83.4 million before post closing adjustments for working capital. Based on estimated working capital, the actual amount paid at closing was $90.1 million, net of cash acquired of $8.0 million, which we paid with cash on hand. We are in the process of finalizing the working capital adjustments which we estimate will decrease the purchase price by $8.4 million to $81.7 million. The $8.4 million working capital adjustment expected to be refunded is included in Accounts receivable other in our Consolidated Balance Sheet at June 30, 2011. The results of operations for Mode are included in our Unaudited Consolidated Statements of Income for the period April 1, 2011 to June 30, 2011.

Mode has approximately 300 Independent Business Owners (IBO’s) who sell and operate the business throughout North America. Mode also has a company managed operation in Dallas, a temperature protected services division, Temstar, located in Lombard, IL and corporate offices in Dallas and Memphis. We believe this acquisition brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

We incurred certain due diligence costs of $1.7 million and integration costs of $0.3 million associated with the transaction. Costs incurred during the three and six months ended June 30, 2011 were approximately $0.3 million and approximately $2.0 million, respectively. These acquisition costs are included in General and administrative costs in the Unaudited Consolidated Statements of Income for both the three and six month periods ended June 30, 2011.

The Mode acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations”. Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of April 1, 2011 with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to the agency/customer relationships identifiable intangible was determined using an income approach based on management’s estimates and assumptions. The fair value assigned to the property and equipment was determined based on a market approach.

The following table summarizes the preliminary allocation of the total purchase price to the assets acquired and liabilities assumed as of the date of the acquisition, pending finalization of valuation efforts and the aforementioned working capital adjustment (in thousands):

April 1, 2011
Accounts receivable trade	$100,114
Accounts receivable other	1,429
Prepaid expenses and other current assets	764
Restricted investments	2,178
Property and equipment	10,632
Other intangibles	15,362
Goodwill	28,918
Other assets	678

Total assets acquired	$160,075

Accounts payable trade	$67,656
Accounts payable other	90
Accrued payroll	998
Accrued other	6,543
Non current liabilities	3,072

Total liabilities assumed	$78,359

Net assets acquired	$81,716

Purchase price	$81,716

The total amount of tax deductible goodwill is preliminarily estimated at $25.6 million and will be amortized over 15 years. There is approximately $5.0 million of assumed liabilities which will provide additional tax deductible goodwill when paid.

The component of the “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

	Amount	Accumulated Amortization	Balance at June 30, 2011	Life
Agency/customer relationships	$15,362	$(192)	$15,170	20 years

The above intangible asset will be amortized using the straight-line method. Amortization expense related to this acquisition for both the three and six month periods ended June 30, 2011 was $0.2 million. Amortization expense related to Mode for the next five years is as follows (in thousands):

Remainder 2011	$384
2012	768
2013	768
2014	768
2015	768

The following unaudited pro forma consolidated results of operations for 2011 and 2010 assume that the acquisition of Mode was completed as of January 1, 2010 (in thousands, except for per share amounts):

Three Months Ended June 30, 2010
Revenue	$640,697
Net income	$10,335
Earnings per share
Basic	$0.28
Diluted	$0.28

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenue	$1,423,367	$1,211,355
Net income	$25,714	$18,832
Earnings per share
Basic	$0.70	$0.50
Diluted	$0.69	$0.50

The unaudited pro forma consolidated results for the three and six month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and Mode. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2010.

On June 3, 2011, we purchased certain assets of Domestic Transport, Inc. (“Domestic Transport”). Domestic Transport was founded in 2005 with one truck hauling containers out of the Ports of Seattle and Tacoma. Domestic Transport has grown to a 22-driver operation that handles container deliveries in the state of Washington and throughout the Pacific Northwest.

The total purchase price was $0.7 million payable in installments of $0.6 million at closing and four equal installments of $0.025 million, paid quarterly over the next four quarters. The purchase price was allocated as follows: $0.1 million for the driver and customer relationships, $0.2 million for tractors and the remaining $0.4 million for goodwill.

NOTE 9.	Business Segments

Due to the acquisition of Mode as discussed in Note 8, we now report two distinct business segments, Mode which includes Mode business only and Hub, which is all business other than Mode.

Hub offers comprehensive intermodal, truck brokerage and logistics services. Our employees operate the freight through a network of operating centers located in the United States and Mexico. Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads. Hub has full time employees located throughout the United States and Mexico.

Mode markets and operates its freight transportation services, consisting of intermodal, truck brokerage and logistics, primarily through IBOs who enter into contractual arrangements with Mode.

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months Ended June 30, 2011				Three Months Ended June 30, 2010
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Revenue	$560,418	$201,756	$(2,465)	$759,709	$458,113	$—	$—	$458,113
Transportation costs	497,832	179,589	(2,465)	674,956	407,537	—	—	407,537

Gross margin	62,586	22,167	—	84,753	50,576	—	—	50,576

Costs and expenses:
Salaries and benefits	28,111	4,635	—	32,746	23,863	—	—	23,863
Agent fees and commissions	638	13,127	—	13,765	584	—	—	584
General and administrative	10,264	2,588	—	12,852	9,480	—	—	9,480
Depreciation and amortization	951	521	—	1,472	934	—	—	934

Total costs and expenses	39,964	20,871	—	60,835	34,861	—	—	34,861

Operating income	$22,622	$1,296	$—	$23,918	$15,715	$—	$—	$15,715

Capital expenditures	$10,374	$27	$—	$10,401	$1,404	$—	$—	$1,404

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Revenue	$1,045,797	$201,756	$(2,465)	$1,245,088	$875,407	$—	$—	$875,407
Transportation costs	925,904	179,589	(2,465)	1,103,028	776,013	—	—	776,013

Gross margin	119,893	22,167	—	142,060	99,394	—	—	99,394

Costs and expenses:
Salaries and benefits	54,912	4,635	—	59,547	47,321	—	—	47,321
Agent fees and commissions	1,389	13,127	—	14,516	1,133	—	—	1,133
General and administrative	22,323	2,588	—	24,911	19,076	—	—	19,076
Depreciation and amortization	1,887	521	—	2,408	1,907	—	—	1,907

Total costs and expenses	80,511	20,871	—	101,382	69,437	—	—	69,437

Operating income	$39,382	$1,296	$—	$40,678	$29,957	$—	$—	$29,957

Capital expenditures	$15,254	$27	$—	$15,281	$2,051	$—	$—	$2,051

	As of June 30, 2011				As of December 31, 2010
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Total assets	$611,290	$175,809	$(7,764)	$779,335	$629,407	$—	$—	$629,407

Goodwill	$233,305	$28,918	$—	$262,223	$233,029	$—	$—	$233,029

NOTE 10.	Restructuring Charges

In the second quarter of 2011, we recorded restructuring charges of approximately $0.3 million consisting of severance charges for 31 employees. Severance payments of $0.2 million remained to be paid as of June 30, 2011.

All severance charges are included in Salaries and benefits in the Unaudited Consolidated Statements of Income.

The following table displays the activity and balances of the restructuring reserves in the Consolidated Balance Sheets (in thousands):

Balance at March 31, 2011	$—
Restructuring expenses-severance	320
Cash payments made	146

Balance at June 30, 2011	$174

NOTE 11.	New Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Topic 820 - Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards. The guidance does not extend the use of fair value accounting. We will adopt this guidance effective January 1, 2012 as required and does not expect the adoption to have a significant impact to its consolidated financial statements.

In June 2011, the FASB issued an update to Topic 220 - Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that we present components of comprehensive income in either one continuous or two separate, but consecutive financial statements and no longer permits the presentation of comprehensive income in the Consolidated Statement of Shareholders’ Equity. We expect to adopt this new guidance effective January 1, 2012, as required and does not expect the adoption to have a significant impact to our consolidated financial statements.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this quarterly report. Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;

•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;

•	changes in rail service conditions or adverse weather conditions;

•	further consolidation of railroads;

•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;

•	changes in rail, drayage and trucking company capacity;

•	railroads moving away from ownership of intermodal assets;

•	equipment shortages or equipment surplus;

•	changes in the cost of services from rail, drayage, truck or other vendors;

•	increases in costs for independent contractors due to regulatory, judicial and legal changes;

•	labor unrest in the rail, drayage or trucking company communities;

•	general economic and business conditions;

•	inability to successfully protect our data against cyber attacks;

•	significant deterioration in our customer’s financial condition, particularly in the retail, consumer products and durable goods sectors;

•	fuel shortages or fluctuations in fuel prices;

•	increases in interest rates;

•	changes in homeland security or terrorist activity;

•	difficulties in maintaining or enhancing our information technology systems;

•	changes to or new governmental regulation including CSA 2010 and hours of service;

•	significant increases to health insurance costs due to the Health Care and Education Reconciliation Act of 2010;

•	loss of several of our largest customers;

•	inability to recruit and retain key personnel;

•	inability to recruit and retain drivers and owner operators;

•	inability to recruit and retain agents;

•	changes in insurance costs and claims expense;

•	changes to current laws which will aid union organizing efforts; and

•	inability to successfully integrate business combinations, including Mode.

EXECUTIVE SUMMARY

Hub Group, Inc. (“we”, “us” or “our”) consists of two distinct business segments, Hub and Mode. The Mode segment includes only the newly acquired business. The Hub segment includes all businesses other than Mode. Hub Group (as opposed to just Hub), refers to the consolidated results for the whole company, including both the Mode and Hub segments. The results of operations of Mode are included in our consolidated statements of income for the period April 1, 2011 to June 30, 2011. For the segment financial results, refer to Note 9.

We are the largest intermodal marketing company (“IMC”) in the United States and a full service transportation provider offering intermodal, truck brokerage and logistics services. We operate through a nationwide network of operating centers and independent business owners.

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

Some of our drayage services are provided by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Los Angeles, Perry (FL), Philadelphia, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of June 30, 2011, Comtrak owned 288 tractors, leased or owned 483 trailers, employed 273 drivers and contracted with 1,546 owner-operators.

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

Hub has full time marketing employees throughout the United States and Mexico who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them.

Hub’s top 50 customers’ revenue represents approximately 61% of the Hub segment revenue for the six months ended June 30, 2011. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, costs per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 300 Independent Business Owners who sell and operate the business throughout North America. Mode also has a company managed operation in Dallas, a temperature protected services division, Temstar, located in Lombard, IL and corporate offices in Dallas and Memphis. Mode’s top 20 customers’ revenue represents approximately 40% of the Mode segment revenue for the three months ended June 30, 2011. We closely monitor revenue and margin for these customers. We believe this acquisition brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended June 30:

	Three Months				Three Months
	Ended June 30, 2011				Ended June 30, 2010
	Hub	Mode	Inter- Sement Elims	Hub Group Total	Hub	Mode	Inter- Sement Elims	Hub Group Total
Intermodal	$396,298	$85,150	$(2,092)	$479,356	$320,351	$—	$—	$320,351
Truck brokerage	89,764	81,180	(373)	170,571	86,355	—	—	86,355
Logistics	74,356	35,426	—	109,782	51,407	—	—	51,407

Total revenue	$560,418	$201,756	$(2,465)	$759,709	$458,113	$—	$—	$458,113

Revenue

Hub Group revenue increased 65.8% to $759.7 million in 2011 from $458.1 million in 2010. The Hub segment revenue increased 22.3% to $560.4 million. Hub intermodal revenue increased 23.7% to $396.3 million due to a 12% increase in loads and a 12% increase for fuel, price and mix. Hub truck brokerage revenue increased 3.9% to $89.8 million due to a 13% increase for fuel, price and mix, offset partially by a 9% decrease in loads. Hub logistics revenue increased 44.6% to $74.4 million related primarily to new customers who were on boarded in the last year. The Mode segment revenue for the quarter was $201.8 million.

Gross Margin

Hub Group gross margin increased 67.6% to $84.8 million in 2011 from $50.6 million in 2010. Hub segment gross margin increased 23.7% to $62.6 million. Hub’s $12.0 million margin increase is due to growth in all three of our service lines. Intermodal margin experienced the most significant growth followed by truck brokerage and then logistics. A large part of our success in growing intermodal margin comes from doing more of our own drayage, reducing empty dray miles and better matching of inbound and outbound loads. We are up 442 drivers compared to last year at this time. Hub’s gross margin as a percentage of sales increased to 11.2% as compared to last year’s 11.0% margin. This increase is due to increases in both intermodal and truck brokerage gross margin as a percentage of sales. The Mode segment gross margin was $22.2 million for the quarter, which is 11.0% as a percentage of revenue.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	June 30,
	2011	2010
Revenue	100.0%	100.0%
Transportation costs	88.8	89.0

Gross margin	11.2	11.0

Costs and expenses:
Salaries and benefits	4.3	5.2
Agent fees and commissions	1.8	0.1
General and administrative	1.7	2.1
Depreciation and amortization	0.2	0.2

Total costs and expenses	8.0	7.6

Operating income	3.2	3.4

Salaries and Benefits

As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.3% in 2011 from 5.2% in 2010 due to increased Hub revenue and the acquisition of Mode. Mode’s business model of using IBO’s to operate their freight versus Hub’s employee model lowered salaries and benefit expense as a percentage of revenue. Hub Group’s salaries and benefits increased to $32.7 million in 2011 from $23.9 million in 2010. The increase in salaries and benefits related to Mode was approximately $4.6 million and the increase in salaries and benefits related to Hub was approximately $4.2 million. The Hub segment increase of $4.2 million was due primarily to an increase in salary expense of $1.6 million resulting from a headcount increase of 41 employees and $0.4 million of severance charges of which $0.3 million relates to the restructuring discussed in Note 10 to the unaudited consolidated financial statements. In addition, the Hub segment increase is due to increases in bonus expense of $1.6 million, payroll tax expense of $0.4 million, employee benefits of $0.3 million and compensation expense related to restricted stock awards of $0.3 million. Headcount at Hub Group, excluding drivers, as of June 30, 2011 was 1,316, which includes 195 Mode employees. Driver costs are included in transportation costs.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $13.8 million in 2011 from $0.6 million in 2010. As a percentage of revenue, these expenses increased to 1.8% in 2011 from 0.1% in 2010. The increase in the expense and the percentage of revenue was primarily related to the acquisition and Mode’s IBO model.

General and Administrative

Hub Group’s general and administrative expenses increased to $12.9 million in 2011 from $9.5 million in 2010. As a percentage of revenue, these expenses decreased to 1.7% in 2011 from 2.1% in 2010. The increase in expense related to Mode was approximately $2.6 million. The Hub segment increase of $0.8 million was due primarily to increases in bad debt expense of $0.4 million, outside services of $0.3 million and rent expense of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $1.5 million in 2011 from $0.9 million in 2010. The increase in expense was primarily related to the Mode acquisition. This expense as a percentage of revenue remained constant at 0.2% in both 2011 and 2010.

Other Income (Expense)

Hub Group’s other income decreased to $0.04 million in 2011 from $0.1 million in 2010 due primarily to an increase in interest expense incurred on our line of credit.

Provision for Income Taxes

The provision for income taxes increased to $9.6 million in 2011 from $6.2 million in 2010. Our effective rate was 39.9% in 2011 and 39.1% in 2010. The 2011 effective tax rate was higher due primarily to the impact of re-valuing our deferred taxes utilizing a higher projected annual state tax rate as of June 30, 2011 resulting from the impact of the acquisition of Mode.

Net Income

Net income increased to $14.4 million in 2011 from $9.6 million in 2010 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share were $0.39 in 2011 and $0.26 in 2010. Basic earnings per share increased primarily due to the increase in net income.

Diluted earnings per share were $0.39 in 2011 and $0.26 in 2010. Diluted earnings per share increased primarily due to the increase in net income.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following table summarizes our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2011				Ended June 30, 2010
	Hub	Mode	Inter- Sement Elims	Hub Group Total	Hub	Mode	Inter- Sement Elims	Hub Group Total
Intermodal	$732,979	$85,150	$(2,092)	$816,037	$607,084	$—	$—	$607,084
Truck brokerage	174,450	81,180	(373)	255,257	169,937	—	—	169,937
Logistics	138,368	35,426	—	173,794	98,386	—	—	98,386

Total revenue	$1,045,797	$201,756	$(2,465)	$1,245,088	$875,407	$—	$—	$875,407

Revenue

Hub Group revenue increased 42.2% to $1,245.1 million in 2011 from $875.4 million in 2010. The Hub segment revenue increased 19.5% to $1,045.8 million. Hub intermodal revenue increased 20.7% to $733.0 million due to a 12% increase in loads and a 9% increase for fuel, price and mix. Hub truck brokerage revenue increased 2.7% to $174.5 million due to a 12% increase in fuel, price and mix, offset partially by a 9% decrease in loads. Hub logistics revenue increased 40.6% to $138.4 million related primarily to existing customer growth and new customers who were on boarded in 2010. The Mode segment revenue was $201.8 million.

Gross Margin

Hub Group gross margin increased 42.9% to $142.1 million in 2011 from $99.4 million in 2010. The Hub segment gross margin increased 20.6% to $119.9 million. Hub’s $20.5 million gross margin increase came primarily from Hub intermodal. Hub intermodal margin grew because we performed more of our own drayage, improved equipment utilization and handled 12% more loads. As a percentage of consolidated revenue, gross margin remained constant at 11.4% in both 2011 and 2010. The Mode segment gross margin for the period was $22.2 million, which is 11.0% as a percentage of revenue.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended
	June 30,
	2011	2010
Revenue	100.0%	100.0%
Transportation costs	88.6	88.6

Gross margin	11.4	11.4

Costs and expenses:
Salaries and benefits	4.7	5.4
Agent fees and commissions	1.2	0.1
General and administrative	2.0	2.2
Depreciation and amortization	0.2	0.2

Total costs and expenses	8.1	7.9

Operating income	3.3	3.5

Salaries and Benefits

Hub Group’s salaries and benefits increased to $59.5 million in 2011 from $47.3 million in 2010. The Hub segment salaries and benefits increase of $7.6 million was due primarily to increases in salaries of $3.3 million, bonus of $1.8 million, employee benefits of $0.7 million, commissions of $0.6 million and compensation related to restricted stock awards of $0.6 million. The increase in expense related to Mode was approximately $4.6 million. As a percentage of revenue, salaries and benefits decreased to 4.7% in 2011 from 5.4% in 2010 due to increased revenue and the acquisition of Mode. Mode’s business model of using IBO’s to market and operate their freight versus Hub’s employee model lowered salaries and benefit expense as a percentage of revenue.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $14.5 million in 2011 from $1.1 million in 2010. As a percentage of revenue, these expenses increased to 1.2% in 2011 from 0.1% in 2010. The increase in expense and the percentage of revenue was primarily related to the acquisition and Mode’s IBO model.

General and Administrative

Hub Group’s general and administrative expenses increased to $24.9 million in 2011 from $19.1 million in 2010. As a percentage of revenue, these expenses decreased to 2.0% in 2011 from 2.2% in 2010. The increase in expense related to Mode was approximately $2.6 million. The Hub segment increase of $3.2 million was due primarily to $2.0 million of expenses associated with the Mode acquisition, an increase in bad debt expense of $0.4 million, an increase in rent of $0.2 million and an increase in office expenses of $0.2 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $2.4 million in 2011 from $1.9 million in 2010. The increase in expense was related to Mode. This expense as a percentage of revenue remained constant at 0.2% in both 2011 and 2010.

Other Income (Expense)

Hub Group’s interest and other income increased to $0.3 million in 2011 from $0.2 million in 2010. The increase in other income was primarily due to currency translation gain for the six months ended June 30, 2011.

Provision for Income Taxes

The provision for income taxes increased to $16.1 million in 2011 from $11.8 million in 2010 due to the increase in pretax income. The effective rate was 39.2% in both 2011 and 2010.

Net Income

Net income increased to $24.9 million in 2011 from $18.3 million in 2010 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share increased to $0.67 in 2011 from $0.49 in 2010. Basic earnings per share increased primarily due to the increase in net income.

Diluted earnings per share increased to $0.67 in 2011 from $0.49 in 2010. Diluted earnings per share increased primarily due to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2011, we have funded operations, capital expenditures, acquisitions and stock buy backs related to employee withholding upon vesting of restricted stock with cash flows from operations and cash on hand.

Cash provided by operating activities for the six months ended June 30, 2011 was approximately $10.0 million, which resulted primarily from income of $24.9 million adjusted for non-cash charges of $11.5 million offset by the change in operating assets and liabilities of $26.4 million.

Net cash used in investing activities for the six months ended June 30, 2011 was $106.0 million and related to our acquisitions of Mode and Domestic Transport for $90.9 million and capital expenditures, net of proceeds, of $15.1 million. We expect to collect the $8.4 million final working capital adjustment related to the Mode acquisition in the third quarter of 2011. We currently expect capital expenditures to be between $65 million and $70 million for all of 2011. Approximately $46 million will be used to purchase containers and the remainder will be spent on technology investments. As of June 30, 2011, we have received 1,196 containers and expect 2,804 containers to be received between July and October.

The net cash used in financing activities for the six months ended June 30, 2011 was $0.9 million. We used $1.5 million of cash to purchase treasury stock and reported $0.6 million of excess tax benefits from share-based compensation as a financing cash in-flow.

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

We have standby letters of credit that expire at various dates in 2011 and 2012. As of June 30, 2011, the outstanding letters of credit totaled $2.6 million.

We had $47.4 million of unused and available borrowings under our bank revolving line of credit as of June 30, 2011. We were in compliance with our debt covenants as of June 30, 2011.

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

As of June 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2011. Except as set forth below, there have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 1, 2011, we completed the acquisition of Mode. We are currently integrating processes, employees, technologies and operations. Management will continue to evaluate our internal controls over financial reporting as we complete our integration.

PART II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: August 4, 2011	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Stock Purchase Agreement, dated as of April 1, 2011, by Hub Group, Inc., DPWN Holdings (USA), Inc. and Exel Transportation Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated March 31, 2011 and filed April 6, 2011, File No. 000-27754)

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.