Form 10-Q
period 2011-09-30
HUB GROUP INC
filed 2011-11-01
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

On October 25, 2011, the registrant had 36,858,818 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,652	$115,144
Accounts receivable trade, net	343,579	185,879
Accounts receivable other	19,068	17,958
Prepaid taxes	128	296
Deferred taxes	7,421	3,314
Prepaid expenses and other current assets	9,603	6,569

TOTAL CURRENT ASSETS	422,451	329,160

Restricted investments	13,237	11,421
Property and equipment, net	110,055	47,806
Other intangibles, net	20,496	5,856
Goodwill, net	262,640	233,029
Other assets	2,406	2,135

TOTAL ASSETS	$831,285	$629,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$210,993	$121,078
Accounts payable other	17,209	10,064
Accrued payroll	18,535	14,378
Accrued other	37,824	21,898
Current portion of capital lease	2,219	—

TOTAL CURRENT LIABILITIES	286,780	167,418
Non-current liabilities	16,971	13,950
Deferred taxes	82,728	71,739
Non-current portion of capital lease	24,038	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2011 and 2010	—	—

Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2011 and 2010; 36,855,343 shares outstanding in 2011 and 36,638,359 shares outstanding in 2010	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2011 and 2010	7	7
Additional paid-in capital	167,846	169,722
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	384,174	343,010
Other comprehensive income	1	6
Treasury stock; at cost, 4,369,449 shares in 2011 and 4,586,433 shares in 2010	(116,214)	(121,399)

TOTAL STOCKHOLDERS’ EQUITY	420,768	376,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$831,285	$629,407

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue	$760,379	$478,417	$2,005,467	$1,353,824

Transportation costs	673,657	421,020	1,776,685	1,197,033

Gross margin	86,722	57,397	228,782	156,791

Costs and expenses:
Salaries and benefits	32,023	25,547	91,570	72,868
Agent fees and commissions	13,884	641	28,400	1,774
General and administrative	12,612	9,564	37,523	28,640
Depreciation and amortization	1,560	938	3,968	2,845

Total costs and expenses	60,079	36,690	161,461	106,127

Operating income	26,643	20,707	67,321	50,664

Other income (expense):
Interest expense	(236)	(12)	(319)	(38)
Interest and dividend income	41	35	118	83
Other, net	17	(68)	286	84

Total other (expense) income	(178)	(45)	85	129

Income before provision for income taxes	26,465	20,662	67,406	50,793

Provision for income taxes	10,189	8,045	26,242	19,844

Net income	$16,276	$12,617	$41,164	$30,949

Basic earnings per common share	$0.44	$0.34	$1.12	$0.83

Diluted earnings per common share	$0.44	$0.34	$1.11	$0.83

Basic weighted average number of shares outstanding	36,923	37,118	36,903	37,358

Diluted weighted average number of shares outstanding	37,065	37,288	37,049	37,504

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$41,164	$30,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,944	6,078
Deferred taxes	7,189	7,325
Compensation expense related to share-based compensation plans	3,675	2,720
(Gain) loss on sale of assets	(16)	46
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted investments	362	(938)
Accounts receivable, net	(57,275)	(66,443)
Prepaid taxes	167	464
Prepaid expenses and other current assets	(2,275)	517
Other assets	406	(491)
Accounts payable	29,316	39,692
Accrued expenses	12,881	6,497
Non-current liabilities	(344)	847

Net cash provided by operating activities	46,194	27,263

Cash flows from investing activities:
Proceeds from sale of equipment	316	871
Purchases of property and equipment	(35,382)	(13,362)
Cash used in acquisitions, net of cash acquired	(83,057)	—

Net cash used in investing activities	(118,123)	(12,491)

Cash flows from financing activities:
Proceeds from stock options exercised	78	18
Purchase of treasury stock	(1,513)	(23,822)
Capital lease payments	(185)	—
Excess tax benefits from share-based compensation	1,069	198

Net cash used in financing activities	(551)	(23,606)

Effect of exchange rate changes on cash and cash equivalents	(12)	14

Net decrease in cash and cash equivalents	(72,492)	(8,820)
Cash and cash equivalents beginning of period	115,144	126,863

Cash and cash equivalents end of period	$42,652	$118,043

Supplemental disclosures of cash paid for:
Interest	$238	$38
Income taxes	$11,784	$9,937

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2011 and results of operations for the three months and nine months ended September 30, 2011 and 2010.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2011	2010	2011	2010
Net income for basic and diluted earnings per share	$16,276	$12,617	$41,164	$30,949

Weighted average shares outstanding – basic	36,923	37,118	36,903	37,358

Dilutive effect of stock options and restricted stock	142	170	146	146

Weighted average shares outstanding – diluted	37,065	37,288	37,049	37,504

Earnings per share – basic	$0.44	$0.34	$1.12	$0.83

Earnings per share – diluted	$0.44	$0.34	$1.11	$0.83

NOTE 3.	Debt

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

We have standby letters of credit that expire at various dates in 2011 and 2012. As of September 30, 2011, the outstanding letters of credit totaled $2.6 million.

We had $47.4 million of unused and available borrowings under our bank revolving line of credit as of September 30, 2011. We were in compliance with our debt covenants as of September 30, 2011.

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

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2011 and December 31, 2010 due to their short-term nature.

Cash and cash equivalents included $38.1 million and $114.6 million as of September 30, 2011 and December 31, 2010, respectively, invested in a mutual fund comprised of U.S. treasury securities and repurchase agreements for these securities.

Restricted investments included $13.2 million and $11.4 million as of September 30, 2011 and December 31, 2010, respectively, of mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 6.	Guarantees

We are guaranteeing certain tractor lease payments. The guarantees expire at various dates beginning in 2012 through 2017.

The potential maximum exposure under these lease guarantees was approximately $16.8 million and $6.8 million as of September 30, 2011 and December 31, 2010, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of September 30, 2011 and December 31, 2010. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. There were no material defaults during the quarter ended September 30, 2011.

As of September 30, 2011 and December 31, 2010, respectively, the liability was approximately $0.3 million and $0.1 million, for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis. We are amortizing the liability over the remaining lives of the respective guarantees.

NOTE 7.	Comprehensive Income

Foreign subsidiaries’ assets and liabilities are translated to United States dollars at the end of period exchange rates. Revenues and expenses are translated at average rates for the period. Translation adjustments are reported as a separate component of stockholders’ equity in accumulated other comprehensive income. Total comprehensive income was $16.3 million and $12.6 million for the quarters ended September 30, 2011 and 2010, respectively and $41.2 million and $31.0 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 8.	Acquisitions

On April 1, 2011 (the “Acquisition Date”) we entered into a definitive agreement pursuant to which we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode”). The purchase price for the ETS stock was $83.4 million before post closing adjustments for working capital. Based on estimated working capital, the actual amount paid at closing was $90.1 million, net of cash acquired of $8.0 million, which we paid with cash on hand. Closing adjustments for working capital were agreed upon, resulting in a cash refund of $7.9 million, bringing the final purchase price to $82.2 million. The results of operations for Mode are included in our Unaudited Consolidated Statements of Income for the period April 1, 2011 to September 30, 2011.

Mode has approximately 300 Independent Business Owners (“IBOs”) who sell and operate the business throughout North America. Mode also has a company managed operation in Dallas, a temperature protected services division, Temstar, located in Lombard, IL and corporate offices in Dallas and Memphis. We believe this acquisition brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

We incurred certain due diligence costs of $1.7 million. Integration costs, including severance, incurred during the three months ended September 30, 2011 were approximately $0.8 million. Acquisition costs, which include due diligence and integration costs, were $2.8 million for the nine months ended September 30, 2011. Severance costs are included in Salaries & benefits and due diligence and integration costs are included in General and administrative in the Unaudited Consolidated Statements of Income for both the three and nine month periods ended September 30, 2011.

The Mode acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of April 1, 2011 with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to the agency/customer relationships identifiable intangible was determined using an income approach based on management’s estimates and assumptions. The fair value assigned to the property and equipment was determined based on a market approach.

The following table summarizes the preliminary allocation of the total purchase price to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands), pending finalization of valuation efforts:

April 1, 2011
Accounts receivable trade	$100,114
Accounts receivable other	1,429
Prepaid expenses and other current assets	764
Restricted investments	2,178
Property and equipment	10,632
Other intangibles	15,362
Goodwill	29,389
Other assets	678

Total assets acquired	$160,546

Accounts payable trade	$67,656
Accounts payable other	90
Accrued payroll	998
Accrued other	6,543
Non current liabilities	3,072

Total liabilities assumed	$78,359

Net assets acquired	$82,187

Purchase price	$82,187

The total amount of tax deductible goodwill is preliminarily estimated at $25.6 million and will be amortized over 15 years. There is approximately $5.0 million of assumed liabilities which will provide additional tax deductible goodwill when paid.

The component of the “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

	Amount	Accumulated Amortization	Balance at September 30, 2011	Life
Agency/customer relationships	$15,362	$427	$14,935	18 years

The above intangible asset will be amortized using the straight-line method. Amortization expense related to this acquisition for both the three and nine month periods ended September 30, 2011 was $0.2 million and $0.4 million, respectively. Amortization expense related to Mode for the next five years is as follows (in thousands):

Remainder 2011	$213
2012	853
2013	853
2014	853
2015	853

The following unaudited pro forma consolidated results of operations for 2011 and 2010 assume that the acquisition of Mode was completed as of January 1, 2010 (in thousands, except for per share amounts):

Three Months Ended September 30, 2010
Revenue	$664,651
Net income	$13,653
Earnings per share
Basic	$0.37
Diluted	$0.37

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Revenue	$2,183,745	$1,876,006
Net income	$41,976	$32,458
Earnings per share
Basic	$1.14	$0.87
Diluted	$1.13	$0.87

The unaudited pro forma consolidated results for the three and nine month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and Mode. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2010.

On June 3, 2011, we purchased certain assets of Domestic Transport, Inc. (“Domestic Transport”). Domestic Transport was founded in 2005 with one truck hauling containers out of the Ports of Seattle and Tacoma. At the time of the acquisition, Domestic Transport had grown to a 22-driver operation that handles container deliveries in the state of Washington and throughout the Pacific Northwest.

The total purchase price was $0.7 million payable in installments of $0.6 million at closing and four equal installments of $0.025 million, paid quarterly starting September 3, 2011. The purchase price was allocated as follows: $0.1 million for the driver and customer relationships, $0.2 million for tractors and the remaining $0.4 million for goodwill.

NOTE 9.	Business Segments

Due to the acquisition of Mode as discussed in Note 8, we now report two distinct business segments. The first segment is Mode, which includes Mode business only. The second segment is Hub, which is all business other than Mode.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000
	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Revenue	$560,810	$205,961	$(6,392)	$760,379	$478,417	$—	$—	$478,417
Transportation costs	497,204	182,845	(6,392)	673,657	421,020	—	—	421,020

Gross margin	63,606	23,116	—	86,722	57,397	—	—	57,397

Costs and expenses:
Salaries and benefits	26,884	5,139	—	32,023	25,547	—	—	25,547
Agent fees and commissions	660	13,224	—	13,884	641	—	—	641
General and administrative	10,141	2,471	—	12,612	9,564	—	—	9,564
Depreciation and amortization	1,003	557	—	1,560	938	—	—	938

Total costs and expenses	38,688	21,391	—	60,079	36,690	—	—	36,690

Operating income	$24,918	$1,725	$—	$26,643	$20,707	$—	$—	$20,707

Capital expenditures	$19,996	$105	$—	$20,101	$11,311	$—	$—	$11,311

	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000
	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Revenue	$1,606,607	$407,717	$(8,857)	$2,005,467	$1,353,824	$—	$—	$1,353,824
Transportation costs	1,423,108	362,434	(8,857)	1,776,685	1,197,033	—	—	1,197,033

Gross margin	183,499	45,283	—	228,782	156,791	—	—	156,791

Costs and expenses:
Salaries and benefits	81,796	9,774	—	91,570	72,868	—	—	72,868
Agent fees and commissions	2,049	26,351	—	28,400	1,774	—	—	1,774
General and administrative	32,464	5,059	—	37,523	28,640	—	—	28,640
Depreciation and amortization	2,890	1,078	—	3,968	2,845	—	—	2,845

Total costs and expenses	119,199	42,262	—	161,461	106,127	—	—	106,127

Operating income	$64,300	$3,021	$—	$67,321	$50,664	$—	$—	$50,664

Capital expenditures	$35,250	$132	$—	$35,382	$13,362	$—	$—	$13,362

	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000
	As of September 30, 2011				As of December 31, 2010
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Total assets	$669,980	$163,814	$(2,509)	$831,285	$629,407	$—	$—	$629,407

Goodwill	$233,251	$29,389	$—	$262,640	$233,029	$—	$—	$233,029

NOTE 10.	Restructuring Charges

In the second quarter of 2011, we recorded restructuring charges of approximately $0.3 million consisting of severance charges for 31 employees. Severance payments of $0.2 million remained to be paid as of June 30, 2011.

In the third quarter of 2011, we recorded restructuring charges of approximately $0.7 million consisting of severance charges for 71 employees and lease cancellation costs of $0.1 million. We have an accrual of $0.8 million, consisting of $0.7 million of severance charges and $0.1 million of lease obligations caused by closing three facilities, remaining to be paid at September 30, 2011.

All severance charges are included in Salaries and benefits and all lease obligation and closing costs are included in General and administrative in the Unaudited Consolidated Statements of Income.

The following table displays the activity and balances of the restructuring reserves in the Consolidated Balance Sheets (in thousands):

	Hub Headcount Reduction	Hub Consolidation of Facilities	Hub Total	Mode Headcount Reduction	Hub Group Total
Balance at March 31, 2011	$—	$—	$—	$—	$—
Restructuring expenses	320	—	320	—	320
Cash payments made	(146)	—	(146)	—	(146)

Balance at June 30, 2011	$174	$—	$174	$—	$174
Restructuring expenses	270	124	394	358	752
Cash payments made	(30)	(31)	(61)	(17)	(78)
Change in estimate	(25)	—	(25)	—	(25)

Balance at September 30, 2011	$389	$93	$482	$341	$823

NOTE 11.	New Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Topic 820—Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards. The guidance does not extend the use of fair value accounting. We will adopt this guidance effective January 1, 2012, as required, and do not expect the adoption to have a significant impact to its consolidated financial statements.

In June 2011, the FASB issued an update to Topic 220—Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that we present components of comprehensive income in either one continuous or two separate, but consecutive financial statements and no longer permits the presentation of comprehensive income in the Consolidated Statement of Shareholders’ Equity. We expect to adopt this new guidance effective January 1, 2012, as required, and do not expect the adoption to have a significant impact to our consolidated financial statements.

In September 2011, the FASB issued an update to Topic 350 – Intangibles – Goodwill and Other of the Accounting Standards Codification. The objective of this update is to simplify how entities, both public and nonpublic test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We are still evaluating if we will early adopt this guidance or adopt it effective January 1, 2012 as required, and do not expect the adoption to have a significant impact to our consolidated financial statements.

NOTE 12.	Capital Leases

On August 1, 2011, we entered into an agreement to lease 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease.

2011
Summary of Assets Under Capital Lease
Transportation Equipment	$26,442
Accumulated Amortization	(441)

Balance at September 30, 2011	$26,001

Future Payments Due:
2011	$1,068
2012	3,203
2013	3,195
2014	3,195
2015	3,195
After 2015	17,847

Total Future lease Payments	$31,703
Less: Imputed Interest	(5,446)

Net Capital Lease Liability	$26,257

NOTE 13.	Subsequent Events

On October 3, 2011, we purchased certain assets of Challenge Transport, Inc. (“Challenge Transport”). Challenge Transport is a 41 driver operation founded in 1995 and is located in Newark, New Jersey.

The total purchase price was $2.5 million, payable in installments of $2.0 million at closing and four equal installments of $0.125 million paid quarterly over the next four quarters. Due to the short time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, we are unable to provide the allocation of the purchase price.

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

EXECUTIVE SUMMARY

Hub Group, Inc. (“we”, “us” or “our”) consists of two distinct business segments, Hub and Mode. The Mode segment includes only the newly acquired business. The Hub segment includes all businesses other than Mode. Hub Group (as opposed to just Hub), refers to the consolidated results for the whole company, including both the Mode and Hub segments. The results of operations of Mode are included in our consolidated statements of income for the period April 1, 2011 to September 30, 2011. For the segment financial results, refer to Note 9.

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

Some of our drayage services are provided by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of September 30, 2011, Comtrak owned 286 tractors, leased or owned 451 trailers, employed 262 drivers and contracted with 1,639 owner-operators.

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

Hub’s top 50 customers’ revenue represents approximately 62% of the Hub segment revenue for the nine months ended September 30, 2011. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, costs per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 300 Independent Business Owners (“IBOs”) who sell and operate the business throughout North America. Mode also has a company managed operation in Dallas, a temperature protected services division, Temstar, located in Lombard, IL and corporate offices in Dallas and Memphis. Mode’s top 20 customers’ revenue represents approximately 39% of the Mode segment revenue for the six months ended September 30, 2011. We closely monitor revenue and margin for these customers. We believe this acquisition brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended September 30:

	000,000	000,000	000,000	000,000	000,000	000,000	000,000	000,000
	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$401,759	$87,852	$(5,703)	$483,908	$337,920	$—	$—	$337,920
Truck brokerage	83,116	81,452	(389)	164,179	85,771	—	—	85,771
Logistics	75,935	36,657	(300)	112,292	54,726	—	—	54,726

Total revenue	$560,810	$205,961	$(6,392)	$760,379	$478,417	$—	$—	$478,417

Revenue

Hub Group’s revenue increased 58.9% to $760.4 million in 2011 from $478.4 million in 2010.

The Hub segment revenue increased 17.2% to $560.8 million. Hub intermodal revenue increased 18.9% to $401.8 million due to a 10% increase in loads and a 9% increase for fuel, price and mix. Hub truck brokerage revenue decreased 3.1% to $83.1 million due to a 12% decrease in loads offset by a 9% increase for fuel, price and mix. Hub logistics revenue increased 38.8% to $75.9 million related primarily to new customers who were on boarded in the last year.

Mode revenue for the quarter was $206.0 million.

Gross Margin

Hub Group’s gross margin increased 51.1% to $86.7 million in 2011 from $57.4 million in 2010.

Hub Group’s gross margin as a percentage of sales decreased to 11.4% as compared to last year’s 12.0% margin. This decrease is due to decreases in gross margin as a percentage of revenue in Hub’s truck brokerage and logistics businesses and the inclusion of Mode, which had a gross margin percentage of 11.2%.

The Hub segment gross margin increased 10.8% to $63.6 million. The $6.2 million margin increase in the Hub segment is due to growth in intermodal and logistics margin, partially offset by a decrease in truck brokerage margin. Intermodal margin experienced the most significant growth followed by logistics. A large part of our success in growing intermodal margin comes from volume increases and our focus on growing and improving dray operations. We have 410 more drivers compared to last year at this time.

Mode gross margin was $23.1 million for the quarter.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended September 30,
	2011	2010
Revenue	100.0%	100.0%
Transportation costs	88.6	88.0

Gross margin	11.4	12.0
Costs and expenses:
Salaries and benefits	4.2	5.3
Agent fees and commissions	1.8	0.1
General and administrative	1.7	2.0
Depreciation and amortization	0.2	0.2

Total costs and expenses	7.9	7.7
Operating income	3.5	4.3

Salaries and Benefits

As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.2% in 2011 from 5.3% in 2010 due to increased Hub revenue and the acquisition of Mode. Mode’s business model of using IBOs to sell and operate their freight versus Hub’s employee model lowered salaries and benefit expense as a percentage of revenue. Hub Group’s salaries and benefits increased to $32.0 million in 2011 from $25.5 million in 2010. The increase in salaries and benefits related to Mode was approximately $5.1 million and the increase in salaries and benefits related to the Hub segment was approximately $1.4 million. Headcount at Hub Group, excluding drivers, as of September 30, 2011 was 1,354 which includes 183 Mode employees. Driver costs are included in transportation costs.

The Hub segment increase of $1.4 million was due primarily to an increase in salary expense of $1.5 million resulting from a headcount increase of 73 employees and severance charges of $0.2 million, which relate to restructuring as discussed in Note 10 to the unaudited consolidated financial statements, increases of $0.3 million in compensation expense related to restricted stock awards, employee benefits of $0.2 million, payroll tax expense of $0.1 million and commissions of $0.1 million, offset by a decrease in bonus expense of $0.9 million.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $13.9 million in 2011 from $0.6 million in 2010. As a percentage of revenue, these expenses increased to 1.8% in 2011 from 0.1% in 2010. The increase in the expense and the percentage of revenue was primarily related to the acquisition and Mode’s IBO model.

General and Administrative

Hub Group’s general and administrative expenses increased to $12.6 million in 2011 from $9.6 million in 2010. As a percentage of revenue, these expenses decreased to 1.7% in 2011 from 2.0% in 2010. The increase in expense related to Mode was approximately $2.4 million. The Hub segment increase of $0.6 million was due primarily to increases in rent expense of $0.2 million, outside services of $0.2 million and office expenses of $0.2 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $1.6 million in 2011 from $0.9 million in 2010. The increase in expense was primarily related to the Mode acquisition. This expense as a percentage of revenue remained constant at 0.2% in both 2011 and 2010.

Other Income (Expense)

Hub Group’s other expense increased to $0.2 million in 2011 from $0.05 million in 2010 due to an increase in interest expense incurred on our line of credit and capital leases.

Provision for Income Taxes

The provision for income taxes increased to $10.2 million in 2011 from $8.0 million in 2010. Our effective rate was 38.5% in 2011 and 38.9% in 2010. The 2011 effective tax rate was lower due primarily to the impact of re-valuing our state tax net operating losses related to tax law changes allowing for additional use of net operating losses previously not anticipated to be utilized.

Net Income

Net income increased to $16.3 million in 2011 from $12.6 million in 2010 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share were $0.44 in 2011 and $0.34 in 2010. Basic earnings per share increased primarily due to the increase in net income.

Diluted earnings per share were $0.44 in 2011 and $0.34 in 2010. Diluted earnings per share increased primarily due to the increase in net income.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following table summarizes our revenue by segment and business line (in thousands) for the nine months ended September 30:

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Intermodal	$1,134,738	$173,002	$(7,795)	$1,299,945	$945,005	$—	$—	$945,005
Truck brokerage	257,566	162,632	(762)	419,436	255,707	—	—	255,707
Logistics	214,303	72,083	(300)	286,086	153,112	—	—	153,112

Total revenue	$1,606,607	$407,717	$(8,857)	$2,005,467	$1,353,824	$—	$—	$1,353,824

Revenue

Hub Group’s revenue increased 48.1% to $2.0 billion in 2011 from $1.4 billion in 2010.

The Hub segment revenue increased 18.7% to $1.6 million. Hub segment intermodal revenue increased 20.1% to $1.1 billion due to a 12% increase in loads and an 8% increase for fuel, price and mix. Hub segment truck brokerage revenue increased 0.7% to $257.6 million due to an 11% increase in fuel, price and mix, offset by a 10% decrease in loads. Hub segment logistics revenue increased 40.0% to $214.3 million related primarily to existing customer growth.

Mode revenue for the period was $407.7 million.

Gross Margin

Hub Group’s gross margin increased 45.9% to $228.8 million in 2011 from $156.8 million in 2010. Hub Group’s gross margin as a percentage of sales decreased to 11.4% as compared to last year’s 11.6% margin.

The Hub segment gross margin increased 17.0% to $183.5 million. The Hub segment margin increase of $26.7 million came primarily from Hub intermodal. Hub intermodal margin grew because our volume increased 12% and due to our focus on growing and improving dray operations.

Mode gross margin for the period was $45.3 million, which is 11.1% as a percentage of revenue.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended September 30,
	2011	2010
Revenue	100.0%	100.0%
Transportation costs	88.6	88.4

Gross margin	11.4	11.6
Costs and expenses:
Salaries and benefits	4.6	5.4
Agent fees and commissions	1.4	0.1
General and administrative	1.8	2.1
Depreciation and amortization	0.2	0.2

Total costs and expenses	8.0	7.8
Operating income	3.4	3.8

Salaries and Benefits

Hub Group’s salaries and benefits increased to $91.6 million in 2011 from $72.9 million in 2010. As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.6% in 2011 from 5.4% in 2010 due to increased revenue and the acquisition of Mode. Mode’s business model of using IBOs to market and operate its freight versus Hub’s employee model lowered salaries and benefit expense as a percentage of revenue.

The Hub segment salaries and benefits increase of $8.9 million was due primarily to increases in salaries of $4.8 million, employee benefits of $0.9 million, bonus of $0.9 million, compensation related to restricted stock awards of $0.9 million, commissions of $0.7 million and payroll taxes of $0.7 million.

The increase in expense related to Mode was approximately $9.8 million, which includes $0.4 million of severance charges as noted in Note 10 to the unaudited consolidated financial statements.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $28.4 million in 2011 from $1.8 million in 2010. As a percentage of revenue, these expenses increased to 1.4% in 2011 from 0.1% in 2010. The increase in expense and the percentage of revenue was primarily related to the acquisition and Mode’s IBO model.

General and Administrative

Hub Group’s general and administrative expenses increased to $37.5 million in 2011 from $28.6 million in 2010. As a percentage of revenue, these expenses decreased to 1.8% in 2011 from 2.1% in 2010.

The Hub segment increase of $3.8 million was due primarily to $1.7 million of due diligence costs associated with the Mode acquisition, an increase in outside services of $0.5 million, an increase in rent of $0.5 million, an increase in office expense of $0.4 million, an increase in bad debt expense of $0.4 million and an increase in travel & entertainment of $0.3 million.

The increase in expense related to Mode was approximately $5.1 million, which includes $0.7 million of integration costs.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $4.0 million in 2011 from $2.8 million in 2010. This expense as a percentage of revenue remained constant at 0.2% in both 2011 and 2010.

The increase in expense was related primarily to Mode.

Other Income (Expense)

Hub Group’s interest and other income remained consistent at $0.1 million in both 2011 and 2010.

Provision for Income Taxes

The provision for income taxes increased to $26.2 million in 2011 from $19.8 million in 2010 due to the increase in pretax income. Our effective rate was 38.9 % in 2011 and 39.1% in 2010. The 2011 effective tax rate was lower due primarily to a decrease in expenses not deductible for income tax purposes.

Net Income

Net income increased to $41.2 million in 2011 from $30.9 million in 2010 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share increased to $1.12 in 2011 from $0.83 in 2010. Basic earnings per share increased primarily due to the increase in net income.

Diluted earnings per share increased to $1.11 in 2011 from $0.83 in 2010. Diluted earnings per share increased primarily due to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2011, we have funded operations, capital expenditures, acquisitions and stock buy backs related to employee withholding upon vesting of restricted stock with cash flows from operations and cash on hand.

Cash provided by operating activities for the nine months ended September 30, 2011 was approximately $46.2 million, which resulted primarily from income of $41.2 million adjusted for non-cash charges of $21.8 million offset by the change in operating assets and liabilities of $16.8 million.

Trade accounts receivable increased since December 31, 2010 primarily because Hub segment sales increased and due to the acquisition of Mode in April of 2011. The Mode acquisition has negatively affected our operating cash flows as the Mode business segment has a larger variance between day’s payable outstanding and days sales outstanding than the Hub segment has historically experienced. We expect to incur approximately $1.2 million in integration costs during the fourth quarter of 2011 relating to technology integration.

Net cash used in investing activities for the nine months ended September 30, 2011 was $118.1 million and related to our acquisitions of Mode and Domestic Transport for $83.1 million and capital expenditures, net of proceeds, of $35.0 million. We currently expect capital expenditures to be between $59 million and $61 million for all of 2011. Expected 2011 capital expenditures will consist of approximately $49 million for purchase containers, $8 million primarily for technology investments and $2 million for an addition to our Memphis office. As of September 30, 2011, we have received 2,676 containers and expect 1,324 containers to be received between October and December 2011.

The net cash used in financing activities for the nine months ended September 30, 2011 was $0.6 million. We used $1.5 million of cash to purchase treasury stock, $0.2 million for capital lease payments and reported $1.1 million of excess tax benefits from share-based compensation as a financing cash in-flow.

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

We have standby letters of credit that expire at various dates in 2011 and 2012. As of September 30, 2011, the outstanding letters of credit totaled $2.6 million.

We had $47.4 million of unused and available borrowings under our bank revolving line of credit as of September 30, 2011. We were in compliance with our debt covenants as of September 30, 2011.

We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

On August 1, 2011, we entered into an agreement to lease 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease. As such our contractual obligations related to this capital lease are as follows:

Future Payments Due:
2011	$1,068
2012	3,203
2013	3,195
2014	3,195
2015	3,195
After 2015	17,847

Total Future lease Payments	$31,703

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2011. Except as set forth below, there have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HUB GROUP, INC.

DATE: November 1, 2011	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.