Form 10-K
period 2011-12-31
HUB GROUP INC
filed 2012-02-24
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2011, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $37.66 per share, was $1,328,449,947.

On February 16, 2012, the Registrant had 37,084,626 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2012 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

Item 1.	BUSINESS

General

Hub Group, Inc. (“Company”, “we”, “us” or “our”) is a Delaware corporation that was incorporated on March 8, 1995. We are one of North America’s leading asset-light freight transportation management companies. We offer comprehensive intermodal, truck brokerage and logistics services. Since our founding in 1971, we have grown to become the largest intermodal marketing company (“IMC”) in the United States and one of the largest truck brokers. Through our network, we have the ability to arrange for the movement of freight in and out of every major city in the United States, Canada and Mexico. We utilize an asset-light strategy in order to minimize our investment in equipment and facilities and reduce our capital requirements. We arrange freight movement for our customers through transportation carriers and equipment providers.

In April 2011, we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode”). Mode has approximately 225 agents, consisting of 97 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 128 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division operated out of our Downers Grove, IL headquarters and corporate offices in Memphis, TN.

We now report two distinct business segments. The first segment is “Mode”, which includes the acquired Mode business only. The second segment is “Hub”, which is all business other than Mode. Both segments offer intermodal, truck brokerage and logistics services. “Hub Group” includes both segments.

Hub operates through a network of operating centers throughout the United States, Canada and Mexico. Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads. Hub services a large and diversified customer base in a broad range of industries, including consumer products, retail and durable goods.

Mode markets and operates its freight transportation services primarily through its network of IBOs who enter into contracts with Mode. Mode’s company managed operation includes a business arranging for the transportation of raw materials and finished products for a major food producer and to a lesser extent, other highway brokerage, intermodal and logistics operations.

Services Provided

Our transportation services for both the Hub and the Mode segments can be broadly placed into the following categories:

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

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines. We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements. This effectively allows us to “capture” containers and trailers and keep them within our network. As of February 1, 2012, Hub has exclusive access to approximately 9,600 rail-owned containers for our dedicated use on the Union Pacific (“UP”) and the Norfolk Southern (“NS”) rails. In addition to these rail-owned containers, as of February 1, 2012, we had a total of 12,679 53’ private containers for use on the UP and NS. We financed 6,179 of these containers with operating leases and we own 6,500 containers. These financing arrangements are included in Note 12 to the consolidated financial statements.

As of February 1, 2012, approximately 60% of Hub’s drayage needs were met by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of December 31, 2011, Comtrak owned 285 tractors, leased or owned 450 trailers, employed 267 drivers and contracted with 1,801 owner-operators.

Truck Brokerage (Highway Services). We are one of the largest truck brokers in the United States, providing customers with another option for their transportation needs. We match the customers’ needs with carriers’ capacity to provide the most effective service and price combination. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. As part of the truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss and damage on behalf of our customers.

Logistics and Other Services. Hub’s logistics business operates under the name of Unyson Logistics. Unyson Logistics is comprised of a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions. Unyson offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Unyson Logistics operates throughout North America, providing operations through its main operating location in St. Louis with additional support locations in Boston, Chicago, Cleveland and Minneapolis. Certain Mode agents provide logistics services. Our multi-modal transportation capabilities through both the Hub and Mode segments include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal and railcar.

Hub Network

Hub’s entire network is interactively connected through Hub’s proprietary Network Management System and Mode’s network is connected through its third party transportation management system. This enables us to move freight into and out of every major city in the United States, Canada and Mexico.

In a typical intermodal transaction, the customer contacts one of Hub’s intermodal operating centers or a Mode IBO to place an order. The operating center/IBO determines the price, obtains the necessary intermodal equipment, arranges for it to be delivered to the customer by a drayage company and, after the freight is loaded, arranges for the transportation of the container or trailer to the rail ramp. Relevant information is entered into our system by the assigned operating center/IBO. Our predictive track and trace technology then monitors the shipment to ensure that it arrives as scheduled and alerts the customer service personnel if there are service delays. The operating center/IBO then arranges for and confirms delivery by a drayage company at destination. After unloading, the empty equipment is made available for reloading by the operating center/IBO for the delivery market.

We provide truck brokerage services to our customers in a similar manner. In a typical truck brokerage transaction, the customer contacts one of Hub’s highway operating centers or a Mode IBO to obtain a price quote for a particular freight movement. The customer then provides appropriate shipping information to the Hub operating center/IBO. The operating center/IBO makes the delivery appointment and arranges with the appropriate carrier to pick up the freight. Once it receives confirmation that the freight has been picked up, the operating center/IBO monitors the movement of the freight until it reaches its destination and the delivery has been confirmed. If the carrier notifies us that after delivering the load it will need additional freight, we may notify other operating centers or IBOs. Although under no obligation to do so, those parties may then attempt to secure additional freight for the carrier.

Marketing and Customers

We believe that fostering long-term customer relationships is critical to our success. Through these long-term relationships, we are able to better understand our customers’ needs and tailor our transportation services to the specific customer, regardless of the customer’s size or volume. Hub currently has full-time marketing representatives at various operating centers and sales offices with primary responsibility for servicing local, regional and national accounts. These sales representatives directly or indirectly report to our Chief Marketing Officer. This model allows us to provide Hub customers with both a local marketing contact and access to our competitive rates as a result of being a large, national transportation service provider. Mode IBOs and sales agents are located throughout North America and also enjoy local marketing advantages with access to the Hub network and carrier base. Mode IBOs may act to both generate business and to perform the transportation brokerage services. Mode sales agents are focused entirely on the sales effort and utilize either an IBO or the company managed operation to service the freight.

One of the reasons for the Mode acquisition was to diversify our customer base with more small and medium sized customers. While Hub has traditionally focused to a significant degree on larger national accounts, Mode IBOs and sales agents are often able to devote more attention to smaller and medium sized shippers and develop long-term relationships with them. Further, Mode IBOs and sales agents tend to have more highway brokerage shipments than intermodal shipments, additionally diversifying the company’s business mix.

Our marketing efforts have produced a large, diverse customer base, with no one customer representing more than 10% of our total revenue in 2011 in either reporting segment. We service customers in a wide variety of industries, including consumer products, retail and durable goods.

Management Information Systems

A primary component of our business strategy is the continued improvement of our Network Management System and other technology to ensure that we remain a leader among transportation providers in information processing for transportation services. Our Network Management System consists of proprietary software running on a combination of platforms which includes the IBM iSeries and Microsoft Windows Server environments located at a secure offsite data center. All of Hub’s operating centers are linked together with the data center using an MPLS (“Multi-Protocol Label Switching”) network. This configuration provides a real time environment for transmitting data among our operating centers and headquarters. We also make extensive use of electronic commerce (“e-Commerce”), allowing each operating center to communicate electronically with each railroad, many drayage companies, certain trucking companies and those customers with e-Commerce capabilities.

Hub’s Network Management System is the primary mechanism used by Hub operating centers to handle the Hub intermodal and truck brokerage business. The Network Management System processes customer transportation requests, tenders and tracks shipments, prepares customer billing, establishes account profiles and retains critical information for analysis. The Network Management System provides connectivity with each of the major rail carriers. This enables Hub to electronically tender and track shipments in a real time environment. In addition, the Network Management System’s e-Commerce features offer customers with e-Commerce capability, a completely paperless process, including load tendering, shipment tracking, billing and remittance processing. We aggressively pursue opportunities to establish e-Commerce interfaces with our customers, railroads, trucking companies and drayage companies.

Mode utilizes a third party transportation management system to manage its business, to process customer transportation requests, tender and track shipments and prepare customer billing. The system also provides connectivity with each of the major rail carriers, customers and truck carriers. We are currently working on enhancing Hub’s system for Mode agents and we will be integrating Mode into Hub’s Network Management System for Intermodal and Truck Brokerage services. Mode will continue to utilize the existing third party system for its logistics and less than truckload businesses.

To manage our Unyson Logistics business, we use specialized software that includes planning and execution solutions. This sophisticated transportation management software enables us to offer supply chain planning and logistics managing, modeling, optimizing and monitoring for our customers. We use this software when offering logistics management services to customers that ship via multiple modes, including intermodal, truckload, and less-than-truckload, allowing us to optimize mode and carrier selection and routing for our customers. This software is integrated with Hub’s Network Management System and our accounting system. We leverage the same carrier and customer websites for our logistics business.

Hub’s website, www.hubgroup.com, and Mode’s website www.modetransportation.com are each designed to allow Hub and Mode vendors and customers to easily do business online. Through Vendor Interface, Hub tenders loads to drayage carriers using the Internet rather than phones or faxes. Vendor Interface also captures event status information, allows vendors to view outstanding paperwork requirements and helps facilitate paperless invoicing. Hub currently tenders substantially all of its drayage loads using Vendor Interface or e-Commerce. Hub exchanges information on available loads, available carrier capacity and updates to event status information with its truck brokerage vendors using Trucker Advantage or e-Commerce. Mode tenders loads to its drayage carriers and captures event status information through a carrier portal. Through the carrier portal, Mode exchanges information on available loads, available carrier capacity and updates to event status information with its truck brokerage vendors. Through Hub’s Customer Advantage and Mode’s customer portal, Hub and Mode customers receive immediate pricing, place orders, track shipments, and review historical shipping data through a variety of reports over the Internet. All of Hub’s Internet applications are integrated with the Network Management System.

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

We also have relationships with each of the following major service providers: CMA CGM (America) Inc., Express System Intermodal Inc., Domestic Intermodal America, Hanjin Shipping, Hapag-Lloyd (America) Inc., Hyundai Merchant Marine, K-Line America, Maersk Sea-Land, Mitsui O.S.K. Lines (America) Inc.,Yang Ming (America) Corp., and Zim Integrated Shipping Services.

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

Relationship with Drayage Companies

Hub has a “Quality Drayage Program,” under which participants commit to provide high quality drayage service along with clean and safe equipment, maintain a defined on-time performance level and follow specified procedures designed to minimize freight loss and damage. We negotiate drayage rates for transportation between specific origin and destination points.

We also provide drayage services with our own drayage operations, which we operate through our subsidiary Comtrak. Our drayage operations employ their own drivers and also contract with owner-operators who supply their own trucks.

Relationship with Trucking Companies

Our truck brokerage operation has a large number of active trucking companies that we use to transport freight. The Hub operating centers and Mode IBOs deal daily with these carriers on an operational level. Our corporate headquarters handles the administrative and regulatory aspects of the trucking company relationship. Our relationships with these trucking companies are important since these relationships determine pricing, load coverage and overall service.

Risk Management and Insurance

We require all drayage companies participating in Hub’s Quality Drayage Program to carry at least $1.0 million in general liability insurance, $1.0 million in truckman’s auto liability insurance and a minimum of $100,000 in cargo insurance. Railroads, which are self-insured, provide limited cargo protection, generally up to $250,000 per shipment. To cover freight loss or damage when a carrier’s liability cannot be established or a carrier’s insurance is insufficient to cover the claim, we carry our own cargo insurance with a limit of $1.0 million per container or trailer and a limit of $20.0 million in the aggregate. We also carry general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate with a companion $50.0 million umbrella policy on this general liability insurance.

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

Government Regulation

Hub Group, Inc. and various subsidiaries, including Mode Transportation, LLC, are licensed by the Department of Transportation as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that the Hub operating centers and Mode company-managed operations and IBOs perform truck brokerage services, they do so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a $10,000 surety bond that we have posted. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Competition

The transportation services industry is highly competitive. We compete against other IMCs, as well as logistics companies, third party brokers, trucking companies and railroads that market their own intermodal services. Several larger trucking companies have entered into agreements with railroads to market intermodal services nationwide. Competition is based primarily on freight rates, quality of service, reliability, transit time and scope of operations. Several transportation service companies and trucking companies, and all of the major railroads, have substantially greater financial and other resources than we do

General

Employees: As of December 31, 2011, Hub Group had 1,616 employees consisting of 1,455 Hub employees or 1,188 employees excluding drivers and 161 Mode employees. We are not a party to any collective bargaining agreement and consider our relationship with our employees to be satisfactory.

As of December 31, 2011, Mode had 128 sales only agents and 97 IBOs (sales/operating agents). Nearly all of the sales agents and IBOs are under contract with Mode.

Other: No material portion of our operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

Periodic Reports

Upon written request, our annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2011, our quarterly reports on Form 10-Q and current reports on Form 8-K will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 3050 Highland Parkway, Suite 100, Downers Grove, Illinois 60515. Our filings are also accessible through our website at www.hubgroup.com as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

Because our business is concentrated on intermodal marketing, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

We derived 65% of our revenue from our intermodal services in 2011 as compared to 70% in both 2010 and 2009. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

Because we depend on railroads for our operations, our operating results and financial condition are likely to be adversely affected by any reduction or deterioration in rail service.

We depend on the major railroads in the United States for virtually all of the intermodal services we provide. In many markets, rail service is limited to one or a few railroads. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit. Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to truck or other transportation modes, which could cause a decrease in demand for our services. Further, our ability to continue to expand our intermodal transportation business is dependent upon the railroads’ ability to increase capacity for intermodal freight and provide consistent service. Our business could also be adversely affected by a work stoppage at one or more railroads or by adverse weather conditions or other factors that hinder the railroads’ ability to provide reliable transportation services. In the past, there have been service issues when railroads have merged. As a result, we cannot predict what effect, if any, further consolidations among railroads may have on intermodal transportation services or our results of operations.

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

We derived 21% of our revenue from our truck brokerage services in 2011 as compared to 18% in 2010 and 19% in 2009. We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates. If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business. Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

Because we use a significant number of independent contractors, such as owner operators, in our businesses, proposals from legislative, judicial or regulatory authorities that change the independent contractor classification could have a significant impact on our gross margin and operating income.

We use a significant number of independent contractors, such as Mode sales agents and IBOs and Comtrak owner operators, in our businesses, consistent with long-standing industry practices. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of a significant number of independent contractors doing business with us. The costs associated with potential reclassifications could have a material adverse effect on results of operations and our financial position.

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

There has been labor unrest, including work stoppages, among draymen. We could lose business from any significant work stoppage or slowdown and, if labor unrest results in increased rates for draymen, we may not be able to pass these cost increases on to our customers. In early December 2011, a railroad strike was narrowly averted right before the expiration of the federally mandated “cooling period.” Ratified agreements have been signed with 12 of the 13 rail unions and a tentative agreement, which is subject to the ratification of the union membership, has been reached as of early February 2012 with the final rail union. In the summer of 2008, an owner-operator work stoppage in Northern California caused us to incur an additional $1.0 million in transportation costs. In the fall of 2002, all of the West Coast ports were shut down as a result of a dispute with the longshoremen. The ports remained closed for nearly two weeks, until reopened as the result of a court order under the Taft-Hartley Act. Our operations were adversely affected by the shutdown. A new contract was agreed to through 2014 by the International Longshoremen and Warehouse Union and the Pacific Maritime Association. In the past several years, there have been strikes involving railroad workers. Future strikes by railroad workers in the United States, Canada or anywhere else that our customers’ freight travels by railroad could adversely affect our business and results of operations. Any significant work stoppage, slowdown or other disruption involving ports, railroads, truckers or draymen could adversely affect our business and results of operations.

Losing one or more key Mode IBOs and sales agents could have an adverse effect on revenue and net income.

Certain Mode IBOs and sales agents represent a large portion of Mode’s overall revenues. Traditionally, transportation agents have shifted from company to company, although most companies, including Mode, attempt to address this situation contractually. If one or more large IBOs or sales agents were to terminate their relationship with Mode, there could be an adverse effect on Mode’s business and results of operations.

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

Transportation costs represented 89% of our consolidated revenue in 2011 and 88% in both 2010 and 2009. Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.

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

Hub’s information technology systems are critical to our operations and our ability to compete effectively as an IMC, truck broker and logistics provider. We expect our customers to continue to demand more sophisticated information technology applications from their suppliers. If we do not continue to enhance Hub’s Network Management System and the logistics software we use to meet the increasing demands of our customers, we may be placed at a competitive disadvantage and could lose customers.

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

Disruptions and other damages to our information technology and other networks and operations and breaches in data security could adversely affect our business.

Our current operations reside on multiple technology platforms. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Failure to prevent or mitigate data loss or other security breaches could expose us or our vendors or customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer or vendor data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and our reputation. While we believe that we have taken appropriate security measures to protect our data and information technology systems and prevent data loss, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have an adverse effect on our business.

The transportation industry is subject to government regulation, and regulatory changes could have a material adverse effect on our operating results or financial condition.

Hub Group, Inc. and various subsidiaries, including Mode Transportation, LLC, are licensed by the Department of Transportation as motor carrier freight brokers. The Department of Transportation prescribes qualifications for acting in this capacity, including surety bond requirements. Our Comtrak subsidiary is licensed by the Department of Transportation to act as a motor carrier. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes, including potential limits on carbon emissions under climate change legislation and new Department of Transportation regulations regarding, among other things, driver breaks and “restart” rules, that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. We may become subject to new or more restrictive regulations relating to fuel emissions or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could adversely affect our business and results of operations.

We are not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or us in particular. Although government regulation that affects us and our competitors may simply result in higher costs that can be passed along to customers, there can be no assurance that this will be the case.

Our operations may be subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

From time to time, we arrange for the movement of hazardous materials at the request of our customers. As a result, we may be subject to various environmental laws and regulations relating to the handling of hazardous materials. If we are involved in a spill or other accident involving hazardous materials, or if we are found to be in violation of applicable laws or regulations, we could be subject to substantial fines or penalties and to civil and criminal liability, any of which could have an adverse effect on our business and results of operations.

We derive a significant portion of our revenue from our largest customers and the loss of several of these customers could have a material adverse effect on our revenue and business.

Our largest 20 customers accounted for approximately 34%, 43% and 40% of our revenue in 2011, 2010 and 2009, respectively. A reduction in or termination of our services by several of our largest customers could have a material adverse effect on our revenue and business.

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

Our success depends upon our ability to recruit and retain key personnel including Mode Sales Agents and IBOs.

Our success depends upon attracting and retaining the services of our management team, Mode Sales Agents and IBOs as well as our ability to attract and retain a sufficient number of other qualified personnel to run our business. There is substantial competition for qualified personnel in the transportation services industry. As all key personnel devote their full time to our business, the loss of any member of our management team, several Mode Sales Agents or IBOs or other key persons could have an adverse effect on us. We do not have written employment agreements with any of our executive officers and do not maintain key man insurance on any of our executive officers. Nearly all Mode Sales Agents and IBOs are under contract with Mode.

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

Although we believe we have adequate liquidity and capital resources to fund our operations internally, our inability to access the capital markets on favorable terms, or at all, may adversely affect our ability to engage in strategic transactions. The inability to obtain adequate financing from debt or capital sources could force us to self-fund strategic initiatives or even forgo certain opportunities, which in turn could potentially harm our performance.

Uncertainty about global economic conditions could also continue to increase the volatility of our stock price.

We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

Although we have not recognized any material losses on our cash and cash equivalents, future declines in their market values could have a material adverse effect on our financial condition and operating results. The value or liquidity of our cash and cash equivalents could decline, which could have a material adverse effect on our financial condition and operating results.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We directly, or indirectly through our subsidiaries, operate 43 offices throughout the United States and Mexico, including our headquarters in Downers Grove, Illinois and our Company-owned drayage operations located throughout the United States. All of our office space is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

On January 30, 2012, we paid approximately $10.0 million to acquire 17 acres of land in Oak Brook, Illinois where we plan to build a new corporate headquarters which we believe will be completed in late 2013.

Item 3.	LEGAL PROCEEDINGS

We are a party to litigation incident to our business, including claims for personal injury and/or property damage, bankruptcy preference claims, claims regarding freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we defend those ourselves. We do not believe that the outcome of this litigation will have a materially adverse effect on our financial position or results of operations. See Item 1 Business—Risk Management and Insurance.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of February 1, 2012 with respect to each person who is an executive officer of the Company.

Name	Age	Position
David P. Yeager	58	Chairman of the Board of Directors and Chief Executive Officer

Mark A. Yeager	47	Vice Chairman of the Board of Directors, President and Chief Operating Officer

Christopher R. Kravas	46	Chief Intermodal Officer

Donald G. Maltby	57	Chief Supply Chain Officer

David L. Marsh	44	Chief Marketing Officer

Terri A. Pizzuto	53	Executive Vice President, Chief Financial Officer and Treasurer

James J. Damman	54	President – Mode Transportation

James B. Gaw	61	Executive Vice President-Sales

Dennis R. Polsen	58	Executive Vice President-Information Services

David C. Porter	48	Executive Vice President-Supply Chain Solutions

David C. Zeilstra	42	Vice President, Secretary and General Counsel

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

James J. Damman assumed the role of President of Mode Transportation, following the acquisition of Exel Transportation Services (ETS) from Deutsche Post DHL in April 2011. Prior to this transaction, Mr. Damman served as a President of Exel Transportation Services and President of Technology, Aerospace and Service Logistics Americas for DHL/Exel. Before Exel, he served as a President of Transentric LLC, a supply chain technology provider. Prior to this, Mr. Damman held senior executive roles in operations, marketing, sales and customer service with the Union Pacific Railroad. Mr. Damman has been in Transportation and Supply Chain Management since 1980, holding various executive and management positions. Mr. Damman received a Bachelor of Science degree in Business from Central Michigan University in 1980 and a Master of Business Administration from Southern Illinois University at Edwardsville in 1986.

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

David C. Porter was appointed Executive Vice President-Supply Chain Solutions as of January of 2011. Mr. Porter initially joined Hub Group in February of 1988 and has served in numerous leadership roles including President of Hub Group Los Angeles and President of Hub Group Golden Gate. With Hub Group’s corporate restructuring in February 2004, Mr. Porter was appointed as Vice President-Sales, Western Region. Mr. Porter briefly left Hub Group beginning in March 2007, acting as a Registered Investment Advisor with Index Funds Advisors. In December 2008, Mr. Porter returned to Hub Group, serving as Hub Group’s Vice President-Acquisitions until August 2009 when he established and led an inside sales based multi-modal division of Hub Highway. Mr. Porter received a Masters in Business Administration from University of Redlands in 1997 and a Bachelor of Business Administration from Western Michigan University in 1985.

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

Directors of the Registrant

In addition to David P. Yeager and Mark A. Yeager, the following four individuals are also on our Board of Directors: Gary D. Eppen – currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at the Graduate School of Business at the University of Chicago; Charles R. Reaves – Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company, Martin P. Slark – Vice Chairman and Chief Executive Officer of Molex Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems, and Jonathan P. Ward – Operating Partner at Kohlberg & Co., a leading U.S. private equity firm.

PART II

Item 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “HUBG.” There is no established trading market for shares of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”). Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2011 and 2010.

	2011		2010
	High	Low	High	Low
First Quarter	$37.82	$32.73	$30.13	$21.53

Second Quarter	$40.86	$34.02	$33.88	$28.06

Third Quarter	$40.16	$25.77	$33.19	$25.47

Fourth Quarter	$34.69	$26.05	$37.13	$27.91

On February 16, 2012, there were approximately 345 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 7,080 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 16, 2012, there were 12 holders of record of our Class B Common Stock

We were incorporated in 1995 and have never paid cash dividends on either the Class A Common Stock or the Class B Common Stock. The declaration and payment of dividends are subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon our results of operations, capital requirements and financial condition of the Company, and such other factors as the Board of Directors may deem relevant. Accordingly, there can be no assurance that the Board of Directors will declare or pay cash dividends on the shares of Common Stock in the future. Our certificate of incorporation requires that any cash dividends must be paid equally on each outstanding share of Class A Common Stock and Class B Common Stock. Our credit facility prohibits us from paying dividends on the Common Stock if there has been, or immediately following the payment of a dividend there would be, a default or an event of default under the credit facility. We are currently in compliance with the covenants contained in the credit facility.

See Note 17 for information on share repurchases.

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2006 with the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Trucking and Transportation Index. These comparisons assume the investment of $100 on December 31, 2006 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(in thousands except per share data)

	Years Ended December 31,
	2011(1)	2010	2009	2008	2007
Statement of Income Data:
Revenue	$2,751,534	$1,833,737	$1,510,970	$1,860,608	$1,658,168
Gross margin	312,548	213,433	185,690	234,311	232,324
Operating income	94,459	69,882	55,531	95,462	90,740
Income from operations before taxes	94,297	70,093	55,885	96,326	93,228
Net income	$58,178	$43,458	$34,265	$59,245	$59,799
Basic earnings per common share
Income from operations	$1.58	$1.17	$0.92	$1.59	$1.55
Diluted earnings per common share
Income from operations	$1.57	$1.16	$0.91	$1.58	$1.53

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total assets	$842,684	$629,407	$573,348	$528,231	$491,967
Long-term obligations, excluding current portion	23,436	—	—	—	—
Stockholders’ equity	438,865	376,300	353,841	315,184	250,899

(1)	Includes the results of operations of Mode Transportation, LLC from April 1, 2011, the date of its acquisition by Hub Group.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information contained in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this annual report. Factors that could cause our actual results to differ materially, in addition to those set forth under Items 1A “Risk Factors,” include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;

•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;

•	changes in rail service conditions or adverse weather conditions;

•	further consolidation of railroads;

•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;

•	changes in rail, drayage and trucking company capacity;

•	railroads moving away from ownership of intermodal assets;

•	equipment shortages or equipment surplus;

•	changes in the cost of services from rail, drayage, truck or other vendors;

•	increases in costs for independent contractors due to regulatory, judicial and legal changes;

•	labor unrest in the rail, drayage or trucking company communities;

•	general economic and business conditions;

•	inability to successfully protect our data against cyber attacks;

•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;

•	fuel shortages or fluctuations in fuel prices;

•	increases in interest rates;

•	changes in homeland security or terrorist activity;

•	difficulties in maintaining or enhancing our information technology systems;

•	changes to or new governmental regulations;

•	significant increases to health insurance costs due to the Health Care and Education Reconciliation Act of 2010;

•	loss of several of our largest customers and Mode agents;

•	inability to recruit and retain key personnel and Mode sales agents and IBOs;

•	inability to recruit and maintain drivers and owner operators;

•	changes in insurance costs and claims expense;

•	changes to current laws which will aid union organizing efforts; and

•	inability to close and successfully integrate any future business combinations, including Mode.

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

EXECUTIVE SUMMARY

Hub Group, Inc. (“we”, “us” or “our”) now reports two distinct business segments, Hub and Mode. The Mode segment includes only the business we acquired on April 1, 2011. The Hub segment includes all businesses other than Mode. Hub Group (as opposed to just Hub), refers to the consolidated results for the whole company, including both the Mode and Hub segments. The results of operations of the Mode segment are included in our Consolidated Statements of Income for the period April 1, 2011 to December 31, 2011. For the segment financial results, refer to Note 5.

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

Approximately 60% of the Hub segment’s drayage services are provided by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of December 31, 2011, Comtrak owned 285 tractors, leased or owned 450 trailers, employed 267 drivers and contracted with 1,801 owner-operators.

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

Hub has full time marketing representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them.

Hub’s yield management group works with pricing and operations to enhance Hub’s customer margins. We are working on margin enhancement projects including matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, using Comtrak more, and reviewing and improving low margin loads.

Hub’s top 50 customers represent approximately 62% of the Hub segment revenue for the year ended December 31, 2011. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 97 Independent Business Owners (IBOs) who sell and operate the business throughout North America and 128 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Downers Grove, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 36% of the Mode segment revenue for the nine months ended December 31, 2011. We closely monitor revenue and margin for these customers. We believe this acquisition brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

The following table summarizes our revenue by segment and business line (in thousands):

	Twelve Months Ended December 31, 2011				Twelve Months Ended December 31, 2010
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Intermodal	$1,553,594	$258,087	$(16,392)	$1,795,289	$1,285,163	$—	$—	$1,285,163
Truck brokerage	339,444	238,418	(1,033)	576,829	335,000	—	—	335,000
Logistics	290,876	89,746	(1,206)	379,416	213,574	—	—	213,574

Total revenue	$2,183,914	$586,251	$(18,631)	$2,751,534	$1,833,737	$—	$—	$1,833,737

Revenue

Hub Group’s revenue increased 50.1% to $2.8 billion in 2011 from $1.8 billion in 2010.

The Hub segment revenue increased 19.1% to $2.2 billion. Hub segment intermodal revenue increased 21% to $1.6 billion due to a 13% increase in loads and an 8% increase for fuel, price and mix. Hub segment truck brokerage revenue increased 1% to $339.4 million due to a 9% increase in fuel, price and mix, offset by a 8% decrease in loads. Hub segment logistics revenue increased 36% to $290.9 million related primarily to existing customer growth.

Mode revenue for the year was $586.3 million.

The following is a summary of operating results for our business segments (in thousands):

	Twelve Months Ended December 31, 2011				Twelve Months Ended December 31, 2010
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Revenue	$2,183,914	$586,251	$(18,631)	$2,751,534	$1,833,737	$—	$—	$1,833,737
Transportation costs	1,939,263	518,354	(18,631)	2,438,986	1,620,304	—	—	1,620,304

Gross margin	244,651	67,897	—	312,548	213,433	—	—	213,433

Costs and expenses:
Salaries and benefits	107,378	13,666	—	121,044	99,138	—	—	99,138
Agent fees and commissions	2,771	38,720	—	41,491	2,410	—	—	2,410
General and administrative	42,523	7,428	—	49,951	38,211	—	—	38,211
Depreciation and amortization	3,975	1,628	—	5,603	3,792	—	—	3,792

Total costs and expenses	156,647	61,442	—	218,089	143,551	—	—	143,551

Operating income	$88,004	$6,455	$—	$94,459	$69,882	$—	$—	$69,882

Gross Margin

Hub Group’s gross margin increased 46.4% to $312.5 million in 2011 from $213.4 million in 2010. Hub Group’s gross margin as a percentage of sales decreased to 11.4% as compared to last year’s 11.6% margin.

The Hub segment gross margin increased 14.6% to $244.6 million. The Hub segment margin increase of $31.2 million came primarily from Hub intermodal. Hub intermodal margin grew because our volume increased 13% and due to our focus on growing and improving dray operations.

Mode gross margin for the period was $67.9 million, which is 11.6% as a percentage of revenue.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the Consolidated Statements of Income as a percentage of revenue:

	Twelve Months Ended December 31,
	2011	2010
Revenue	100.0%	100.0%
Transportation costs	88.6	88.4

Gross margin	11.4	11.6

Costs and expenses:
Salaries and benefits	4.5	5.4
Agent fees and commissions	1.5	0.1
General and administrative	1.8	2.1
Depreciation and amortization	0.2	0.2

Total costs and expenses	8.0	7.8

Operating income	3.4	3.8

Salaries and Benefits

Hub Group’s salaries and benefits increased to $121.0 million in 2011 from $99.1 million in 2010. As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.5% in 2011 from 5.4% in 2010 due to increased revenue and the acquisition of Mode. Mode’s business model of using IBOs and sales agents to market and operate their freight versus Hub’s employee model lowered salaries and benefit expense as a percentage of revenue.

The Hub segment salaries and benefits increase of $8.2 million was due to increases in salaries of $6.2 million, employee benefits of $1.3 million, compensation related to restricted stock awards of $1.1 million, commissions of $0.8 million and payroll taxes of $0.6 million, offset by a decrease in employee bonuses of $1.8 million. Severance expense related to the truck brokerage division was approximately $0.7 million.

The increase in salaries and benefits expense related to Mode was approximately $13.7 million, including severance expense of $0.4 million.

Hub’s headcount as of December 31, 2011 and 2010 was 1,188 and 1,123, respectively, which excludes drivers, as driver costs are included in transportation costs. As of December 31, 2011 Mode had 161 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $41.5 million in 2011 from $2.4 million in 2010. As a percentage of revenue, these expenses increased to 1.5% in 2011 from 0.1% in 2010. The increase in the expense and the percentage of revenue was primarily related to the Mode acquisition and Mode’s agent model.

General and Administrative

Hub Group’s general and administrative expenses increased to $50.0 million in 2011 from $38.2 million in 2010. As a percentage of revenue, these expenses decreased to 1.8% in 2011 from 2.1% in 2010.

The Hub segment increase of $4.3 million was due primarily to $1.7 million of expenses associated with the Mode acquisition, an increase in rent expense of $0.7 million, an increase in travel and entertainment expense of $0.6 million, an increase in office expense of $0.4 million, an increase in equipment leases of $0.3 million and an increase in general insurance of $0.2 million partially offset by an increase in Hub’s allocation of expenses to Mode of $0.9 million.

The increase in expense related to Mode was approximately $7.4 million which includes integration costs and severance expense of $1.6 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $5.6 million in 2011 from $3.8 million in 2010. This expense as a percentage of revenue remained constant at 0.2% in both 2011 and 2010.

The increase in expense was related primarily to Mode.

Other Income (Expense)

Interest expense increased to $0.6 million in 2011 from $0.1 million in 2010. This increase was due primarily to interest paid on capital leases for chassis.

Interest and dividend income remained consistent at $0.1 million in both 2011 and 2010.

Other income, net increased to $0.3 million in 2011 from $0.1 million in 2010. This increase was due primarily to foreign currency translation.

Provision for Income Taxes

The provision for income taxes increased to $36.1 million in 2011 from $26.6 million in 2010 due to the increase in pretax income. Our effective tax rate was 38.3% in 2011 and 38.0% in 2010. The 2011 effective tax rate was higher due primarily to an increase in state taxes related to our acquisition of Mode.

Net Income

Net income increased to $58.2 million in 2011 from $43.5 million in 2010 due primarily to the higher Hub segment operating income and the inclusion of Mode’s results for the nine months ended December 31, 2011.

Earnings Per Common Share

Basic earnings per share increased to $1.58 in 2011 from $1.17 in 2010. Basic earnings per share increased primarily due to the increase in net income and fewer basic weighted average shares outstanding.

Diluted earnings per share increased to $1.57 in 2011 from $1.16 in 2010. Diluted earnings per share increased primarily due to the increase in net income and fewer diluted weighted average shares outstanding.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The following table summarizes our revenue by segment and business line (in thousands):

	Twelve Months Ended December 31, 2010				Twelve Months Ended December 31, 2009
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Intermodal	$1,285,163	$—	$—	$1,285,163	$1,054,862	$—	$—	$1,054,862
Truck brokerage	335,000	—	—	335,000	292,639	—	—	292,639
Logistics	213,574	—	—	213,574	163,469	—	—	163,469

Total revenue	$1,833,737	$—	$—	$1,833,737	$1,510,970	$—	$—	$1,510,970

Revenue

Revenue increased 21.4% to $1.8 billion in 2010 from $1.5 billion in 2009. Intermodal revenue increased 21.8% to $1.3 billion from $1.1 billion due to a 19% increase in volume and a 3% increase for fuel and mix. Truck brokerage revenue increased 14.5% to $335.0 million from $292.6 million due to a 10% increase in volume and a 4% increase for fuel, price and mix. Logistics revenue increased 30.7% to $213.6 million from $163.5 million due to increases in business from both new and existing customers in 2010.

The following is a summary of operating results for our business segments (in thousands):

	Twelve Months Ended December 31, 2010				Twelve Months Ended December 31, 2009
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Revenue	$1,833,737	$—	$—	$1,833,737	$1,510,970	$—	$—	$1,510,970
Transportation costs	1,620,304	—	—	1,620,304	1,325,280	—	—	1,325,280

Gross margin	213,433	—	—	213,433	185,690	—	—	185,690

Costs and expenses:
Salaries and benefits	99,138	—	—	99,138	88,518	—	—	88,518
Agent fees and commissions	2,410	—	—	2,410	1,287	—	—	1,287
General and administrative	38,211	—	—	38,211	36,180	—	—	36,180
Depreciation and amortization	3,792	—	—	3,792	4,174	—	—	4,174

Total costs and expenses	143,551	—	—	143,551	130,159	—	—	130,159

Operating income	$69,882	$—	$—	$69,882	$55,531	$—	$—	$55,531

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

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the Consolidated Statements of Income as a percentage of revenue:

	Twelve Months Ended December 31,
	2010	2009
Revenue	100.0%	100.0%
Transportation costs	88.4	87.7

Gross margin	11.6	12.3

Costs and expenses:
Salaries and benefits	5.4	5.9
Agent fees and commissions	0.1	0.1
General and administrative	2.1	2.3
Depreciation and amortization	0.2	0.3

Total costs and expenses	7.8	8.6

Operating income	3.8	3.7

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

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $2.4 million in 2010 from $1.3 million in 2009. As a percentage of revenue, these expenses remained consistent at 0.1% in 2010 and 2009.

General and Administrative

General and administrative expenses increased to $38.2 million in 2010 from $36.2 million in 2009. As a percentage of revenue, general and administrative expenses decreased to 2.1% in 2010 from 2.3% in 2009. Total expenses increased primarily due to an increase in recruiting costs associated with owner operators of $1.0 million, office expense of $0.9 million related primarily to the replacement of personal computers and professional services of $0.3 million. These increases were partially offset by a $1.3 million decrease in bad debts due to bankruptcies of certain customers in 2009 and bankruptcy recoveries in 2010.

Depreciation and Amortization

Depreciation and amortization decreased 9.2% to $3.8 million in 2010 from $4.2 million in 2009. This expense as a percentage of revenue decreased to 0.2% in 2010 from 0.3% in 2009. The decrease in depreciation and amortization was due primarily to the disposal of certain assets in 2010.

Other Income (Expense)

Interest expense remained consistent at $0.1 million in 2010 and 2009. Interest and dividend income remained consistent at $0.1 million in 2010 and 2009. Other income and expense decreased to $0.1 million in 2010 from $0.3 million in 2009. This decrease was primarily due to less favorable effects of currency translation for the year ended December 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2011, we funded operations, capital expenditures, acquisitions and stock buy backs related to employee withholding upon vesting of restricted stock with cash flows from operations and cash on hand. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the year ended December 31, 2011 was approximately $74.9 million, which resulted primarily from income of $58.2 million adjusted for non-cash charges of $39.9 million partially offset by the change in operating assets and liabilities of $23.2 million.

The Mode acquisition has negatively affected our operating cash flows as the Mode business model has a larger variance between days payable outstanding and days sales outstanding than the Hub segment has historically experienced.

Net cash used in investing activities for the year ended December 31, 2011 was $139.8 million and related to our acquisitions of Mode, Domestic Transport, Challenge Transport and AJ Transport for $85.2 million and capital expenditures, net of proceeds, of $54.6 million. We expect capital expenditures to be between $50.0 million and $60.0 million in 2012. Between $20.0 million and $30.0 million is for our corporate headquarters building, $13.0 million is for containers and the remainder is for technology investments.

The net cash used in financing activities for the year ended December 31, 2011 was $1.1 million. We used $1.5 million of cash to purchase treasury stock, $0.7 million for capital lease payments, reported $1.0 million of excess tax benefits from share-based compensation as a financing cash in-flow and we received proceeds from stock options exercised of $0.1 million.

Our cash paid for income taxes of $18.6 million was significantly less than our income tax expense of $36.1 million. This was due primarily to timing differences between the tax returns and our financial statements. Our largest timing difference relates to container purchases qualifying for federal bonus depreciation. The bonus depreciation on the containers reduced our federal tax expense by $15.4 million. This large timing difference will reverse over 10 years, as we depreciate the containers for financial statement purposes and receive no federal tax depreciation, resulting in additional cash paid for taxes of approximately $1.5 million annually.

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

We have standby letters of credit that expire at various dates in 2012. As of December 31, 2011, our letters of credit were $2.6 million.

Our unused and available borrowings under our bank revolving line of credit were $47.4 million as of December 31, 2011 and $7.4 million as of December 31, 2010. We were in compliance with our debt covenants as of December 31, 2011.

We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

Our contractual cash obligations as of December 31, 2011 were minimum lease commitments. Minimum annual lease commitments, as of December 31, 2011, under non-cancelable leases, principally for containers, chassis and other equipment and real estate are payable as follows (in thousands):

Future Payments Due:
	Capital Lease	Operating Leases and Other Commitments	Total
2012	$3,198	$18,298	$21,496
2013	3,190	12,132	15,322
2014	3,190	5,502	8,692
2015	3,190	4,763	7,953
2016	3,198	3,824	7,022
2017 and thereafter	14,891	12,349	27,240

	$30,857	$56,868	$87,725

As of December 31, 2011, we entered into a contract to acquire 17 acres of land in Oak Brook, IL for approximately $10.0 million and closed on this property as of January 31, 2012. We will construct our corporate headquarters on this land during 2012 and 2013. We anticipate the building cost will be between $30.0 million and $40.0 million.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:
2012	$1,077
2013	1,102
2014	1,166
2015	1,145
2016	1,189
2017 and thereafter	9,860

$15,539

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

Allowance for Uncollectible Trade Accounts Receivable

In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation based on current economic conditions. To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible. On an annual basis, we perform a hindsight analysis on Hub and Mode separately to determine each segment’s experience in collecting account balances over one year old and account balances in bankruptcy. We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. The Company’s level of reserves for its customer accounts receivable fluctuate depending upon all the factors mentioned above. However, we do not expect the reserve for uncollectible accounts to change significantly relative to our accounts receivable balance. Historically, our reserve for uncollectible accounts has approximated actual accounts written off. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Recoveries of receivables previously charged off are recorded when received.

Revenue Recognition

Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured. Revenue and related transportation costs are recognized based on relative transit time. Further, in most cases, we report revenue on a gross basis because we are the primary obligor and are responsible for providing the service desired by the customer. The customer views us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, our earnings vary. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on the gross basis.

Provision for Income Taxes

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections with the exception of $0.1 million related to state tax net operating losses for which a valuation allowance has been established. In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

Tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition as prescribed by the guidance. For tax positions that meet the more likely than not threshold, a tax liability may be recorded depending on management’s assessment of how the tax position will ultimately be settled.

Valuation of Goodwill

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. During the fourth quarter of 2011, we adopted the FASB’s new accounting guidance, which allows companies to assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test. In the two-step quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, the second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment.

Valuation of Other Indefinite-Lived Intangibles

We review other indefinite-lived intangibles for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of other indefinite-lived intangibles may not be recoverable. An indefinite lived intangible asset is impaired if its fair value is less than its carrying value. An impairment loss is measured as the difference between the implied fair value of the reporting unit’s indefinite-lived asset and the carrying amount of the asset. The fair value measurement is determined based on assumptions that a market participant would use including expectations regarding future operating performance (which are consistent with our internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature. As of December 31, 2011, reasonable variations in these assumptions do not have a significant impact on the results of the impairment test. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

Valuation of Finite-Lived Intangibles and Fixed Assets

We evaluate the potential impairment of finite-lived intangible assets and fixed assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Equipment

We operate tractors and utilize containers and chassis in connection with our business. This equipment may be purchased or leased as part of an operating or capital lease. In addition, we rent equipment from third parties and various railroads under short term rental arrangements. Equipment which is purchased is depreciated on the straight line method over the estimated useful life. Our equipment leases have five to ten year terms and, in some cases, contain renewal options.

Stock Based Compensation

Share-based compensation includes the restricted stock awards expected to vest based on the grant date fair value. Compensation expense is amortized on a straight-line basis over the vesting period and is included in salaries and benefits.

New Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Topic 820—Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards. The guidance does not extend the use of fair value accounting. We will adopt this guidance effective January 1, 2012, as required. The adoption of this standard will not impact our consolidated financial statements.

In June 2011, the FASB issued an update to Topic 220—Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that we present components of comprehensive income in either one continuous or two separate, but consecutive financial statements and no longer permits the presentation of comprehensive income in the Consolidated Statement of Shareholders’ Equity. We will adopt this new guidance effective January 1, 2012, as required, and the adoption will not have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued an update to Topic 350 – Intangibles – Goodwill and Other of the Accounting Standards Codification. The objective of this update is to simplify how entities, both public and nonpublic test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We adopted this new guidance effective during the fourth quarter of 2011. The adoption of this standard did not impact our consolidated financial statements.

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

Revenue

We believe that the performance of the railroads and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate. Should there be further consolidation in the rail industry causing a service disruption, we believe our intermodal business would likely be negatively impacted. Should there be a significant service disruption, we expect that there may be some customers who would switch from using our intermodal service to other transportation services. We expect that these customers may choose to continue to utilize other services even when intermodal service levels are restored. Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, the entry of new competitors, the loss of Mode IBOs and or sales agents, customer retention, inadequate drayage service and inadequate equipment supply.

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the transportation business mix, changes in logistics services between transactional business and management fee business, insurance costs, driver recruiting costs, impact of CSA and other regulations on drayage costs, trailer and container capacity, vendor cost increases, fuel costs, equipment utilization, intermodal industry growth, intermodal industry service levels, accessorials, competitive pricing and accounting estimates.

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

Agent Fees and Commissions

We expect an increase in agent fees and commissions in 2012 as Mode will be owned by Hub Group for the whole year compared to nine months in 2011. Agent fees and commissions are directly related to the gross margin earned by the agents. This expense will fluctuate as gross margin fluctuates.

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

Depreciation and Amortization

We estimate that depreciation and amortization of property and equipment will increase between $1.1 million and $1.5 million in 2012 due primarily to owning Mode for the entire year and due to the addition to our Memphis office.

Impairment of Property and Equipment, Goodwill and Indefinite-Lived Intangibles

On an ongoing basis, we assess the realizability of our assets. If, at any point during the year, we determine that an impairment exists, the carrying amount of the asset is reduced by the estimated impairment with a corresponding charge to earnings which we estimate could have a material adverse impact on earnings.

Other Income (Expense)

We expect interest expense to increase by approximately $0.5 million in 2012 due primarily to having the capital lease for chassis for the entire year in 2012. Factors that could cause a change in interest income include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and purchase of treasury stock.

Provision for Income Taxes

Based on current tax legislation, we estimate that our effective tax rate will be 38.5% in 2012.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We have no significant exposure to foreign currency exchange rate changes. No derivative financial instruments were outstanding as of December 31, 2011 and 2010. We do not use financial instruments for trading purposes.

As of December 31, 2011 and 2010, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hub Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 24, 2012

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,091	$115,144
Accounts receivable trade, net	326,537	185,879
Accounts receivable other	23,878	17,958
Prepaid taxes	2,392	296
Deferred taxes	4,838	3,314
Prepaid expenses and other current assets	9,056	6,569

TOTAL CURRENT ASSETS	415,792	329,160

Restricted investments	14,323	11,421
Property and equipment, net	124,587	47,806
Other intangibles, net	21,667	5,856
Goodwill, net	263,470	233,029
Other assets	2,845	2,135

TOTAL ASSETS	$842,684	$629,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$204,693	$121,078
Accounts payable other	17,289	10,064
Accrued payroll	16,721	14,378
Accrued other	29,962	21,898
Current portion of capital lease	2,237	—

TOTAL CURRENT LIABILITIES	270,902	167,418

Non-current liabilities	17,717	13,950
Non-current portion of capital lease	23,436	—
Deferred taxes	91,764	71,739

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2011 and 2010	—	—
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2011 and 2010; 36,860,260 outstanding in 2011 and 36,638,359 shares outstanding in 2010	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2011 and 2010	7	7
Additional paid-in capital	168,800	169,722
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	401,188	343,010
Other comprehensive income	4	6
Treasury stock; at cost, 4,364,532 shares in 2011 and 4,586,433 shares in 2010	(116,088)	(121,399)

TOTAL STOCKHOLDERS’ EQUITY	438,865	376,300

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$842,684	$629,407

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009

Revenue	$2,751,534	$1,833,737	$1,510,970

Transportation costs	2,438,986	1,620,304	1,325,280

Gross margin	312,548	213,433	185,690

Costs and expenses:

Salaries and benefits	121,044	99,138	88,518

Agent fees and commissions	41,491	2,410	1,287

General and administrative	49,951	38,211	36,180

Depreciation and amortization	5,603	3,792	4,174

Total costs and expenses	218,089	143,551	130,159

Operating income	94,459	69,882	55,531

Other income (expense):

Interest expense	(638)	(54)	(91)

Interest and dividend income	148	119	146

Other, net	328	146	299

Total other (expense) income	(162)	211	354

Income before provision for income taxes	94,297	70,093	55,885

Provision for income taxes	36,119	26,635	21,620

Net income	$58,178	$43,458	$34,265

Basic earnings per common share	$1.58	$1.17	$0.92

Diluted earnings per common share	$1.57	$1.16	$0.91

Basic weighted average number of shares outstanding	36,913	37,223	37,367

Diluted weighted average number of shares outstanding	37,063	37,385	37,525

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Class A & B Common Stock		Additional Paid-in	Purchase Price of Excess of Predecessor Basis, Net	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance January 1, 2011	41,887,088	$419	$169,722	$(15,458)	$343,010	$6	(4,586,433)	$(121,399)	$376,300
Purchase of treasury shares	—	—	—	—	—	—	(43,247)	(1,523)	(1,523)
Issuance of restricted stock awards, net of forfeitures	—	—	(5,312)	—	—	—	207,848	5,312	—
Share-based compensation expense	—	—	4,792	—	—	—	—	—	4,792
Exercise of non-qualified options	—	—	(1,436)	—	—	—	57,300	1,522	86
Tax benefit of share-based compensation plans	—	—	1,034	—	—	—	—	—	1,034
Net income	—	—	—	—	58,178	—	—	—	58,178
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	—	(2)

Comprehensive income	—	—	—	—	—	—	—	—	58,176

Balance December 31, 2011	41,887,088	$419	$168,800	$(15,458)	$401,188	$4	(4,364,532)	$(116,088)	$438,865

Balance January 1, 2010	41,887,088	$419	$171,470	$(15,458)	$299,552	$(9)	(3,971,462)	$(102,133)	$353,841

Purchase of treasury shares	—	—	—	—	—	—	(839,448)	(25,070)	(25,070)
Issuance of restricted stock awards, net of forfeitures	—	—	(5,024)	—	—	—	194,677	5,024	—
Share-based compensation expense	—	—	3,576	—	—	—	—	—	3,576
Exercise of non-qualified options	—	—	(734)	—	—	—	29,800	780	46
Tax benefit of share-based compensation plans	—	—	434	—	—	—	—	—	434
Net income	—	—	—	—	43,458	—	—	—	43,458
Foreign currency translation adjustment	—	—	—	—	—	15	—	—	15

Comprehensive income	—	—	—	—	—	—	—	—	43,473

Balance December 31, 2010	41,887,088	$419	$169,722	$(15,458)	$343,010	$6	(4,586,433)	$(121,399)	$376,300

Balance January 1, 2009	41,887,088	$419	$174,355	$(15,458)	$265,287	$—	(4,254,445)	$(109,419)	$315,184

Purchase of treasury shares	—	—	—	—	—	—	(43,408)	(1,101)	(1,101)
Issuance of restricted stock awards, net of forfeitures	—	—	(5,166)	—	—	—	201,091	5,166	—
Share-based compensation expense	—	—	4,394	—	—	—	—	—	4,394
Exercise of non-qualified options	—	—	(2,965)	—	—	—	125,300	3,221	256
Tax benefit of share-based compensation plans	—	—	852	—	—	—	—	—	852
Net income	—	—	—	—	34,265	—	—	—	34,265
Foreign currency translation adjustment	—	—	—	—	—	(9)	—	—	(9)

Comprehensive income	—	—	—	—	—	—	—	—	34,256

Balance December 31,2009	41,887,088	$419	$171,470	$(15,458)	$299,552	$(9)	(3,971,462)	$(102,133)	$353,841

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net Income	$58,178	$43,458	$34,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,340	8,572	8,199
Deferred taxes	18,821	9,545	5,519
Compensation expense related to share-based compensation plans	4,788	3,576	4,394
(Gain) loss on sale of assets	(17)	85	50
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted investments	(724)	(1,838)	(3,465)
Accounts receivable, net	(45,047)	(46,582)	(1,569)
Prepaid taxes	(2,097)	298	(470)
Prepaid expenses and other current assets	(1,728)	233	(2,455)
Other assets	(33)	298	(72)
Accounts payable	23,095	12,822	7,150
Accrued expenses	2,989	5,277	(8,603)
Non-current liabilities	301	1,910	2,285

Net cash provided by operating activities	74,866	37,654	45,228

Cash flows from investing activities:
Proceeds from sale of equipment	410	988	84
Purchases of property and equipment	(55,010)	(25,616)	(4,246)
Cash used in acquisitions, net of cash acquired	(85,182)	(170)	0

Net cash used in investing activities	(139,782)	(24,798)	(4,162)

Cash flows from financing activities:
Proceeds from stock options exercised	86	46	256
Purchase of treasury stock	(1,523)	(25,070)	(1,101)
Capital lease payments	(729)	—	—
Excess tax benefits from share-based compensation	1,034	434	852

Net cash (used in) provided by financing activities	(1,132)	(24,590)	7

Effect of exchange rate changes on cash and cash equivalents	(5)	15	(9)

Net (decrease) increase in cash and cash equivalents	(66,053)	(11,719)	41,064
Cash and cash equivalents beginning of year	115,144	126,863	85,799

Cash and cash equivalents end of year	$49,091	$115,144	$126,863

Supplemental disclosures of cash paid for:
Interest	$541	$54	$91
Income taxes	$18,629	$16,031	$17,263

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting

Policies

Business: Hub Group, Inc. (“we”, “us” or “our”) provides intermodal transportation services utilizing primarily third party arrangements with railroads. Drayage can be provided by our subsidiary, Comtrak, or a third party company. We also arrange for transportation of freight by truck and perform logistics services. Transportation services are provided through our legacy business and our new acquisition, Mode Transportation, LLC. We now report two distinct business segments. The first segment is Mode, which includes the Mode business we acquired on April 1, 2011. The other segment is Hub, which is all business other than Mode. “Hub Group” includes both segments.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. We invested our cash in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities. The outstanding balances were $42.5 million and $114.6 million as of December 31, 2011 and 2010, respectively.

Accounts Receivable and Allowance for Uncollectible Accounts: In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectibility based on historical trends and an evaluation based on current economic conditions. To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible. On an annual basis, we perform a hindsight analysis on Hub and Mode separately to determine each segment’s experience in collecting account balances over one year old and account balances in bankruptcy. We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Our reserve for uncollectible accounts was approximately $7.7 million and $3.9 million as of December 31, 2011 and 2010, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method at rates adequate to depreciate the cost of the applicable assets over their expected useful lives: building and improvements, 1 to 8 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, 1 to 5 years; furniture and equipment, 1 to 10 years; and transportation equipment and automobiles, 1 to 10 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed five years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that the undiscounted future cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the assets carrying amount over its fair value, less cost to dispose, is recorded.

Goodwill and Other Intangibles: Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with our business combinations. Goodwill and intangible assets that have indefinite useful lives are not amortized but are subject to annual impairment tests.

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. During the fourth quarter of 2011, we adopted the FASB’s new accounting guidance, which allows companies to assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the two-step quantitative goodwill impairment test. In the two-step quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, the second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment.

We review other indefinite-lived intangibles for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of other indefinite-lived intangibles may not be recoverable. An indefinite lived intangible asset is impaired if its fair value is less than its carrying value. An impairment loss is measured as the difference between the implied fair value of the reporting unit’s indefinite-lived asset and the carrying amount of the asset. The fair value measurement is determined based on assumptions that a market participant would use including expectations regarding future operating performance (which are consistent with our internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature. As of December 31, 2011, reasonable variations in these assumptions do not have a significant impact on the results of the impairment test. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

We evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions and invest our cash overnight in a money market fund comprised of U.S. Treasury Securities and repurchase agreements for these securities. We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2011, 2010 or 2009. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

Revenue Recognition: Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectibility is reasonably assured. Revenue and related transportation costs are recognized based on relative transit time. Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Services requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on a gross basis.

Provision for Income Taxes: Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections with the exception of $0.1 million related to state tax net operating losses for which a valuation allowance has been established. In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

Stock Based Compensation: Share-based compensation includes the restricted stock awards expected to vest based on the grant date fair value. Compensation expense is amortized straight-line over the vesting period including an estimate of forfeitures and is included in salaries and benefits. We present excess tax benefits resulting from the exercise of share-based compensation as financing cash in-flows and as operating cash out-flows in the Consolidated Statements of Cash Flows.

New Pronouncements: In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Topic 820—Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards. The guidance does not extend the use of fair value accounting. We will adopt this guidance effective January 1, 2012, as required. The adoption of this standard will not impact our consolidated financial statements.

In June 2011, the FASB issued an update to Topic 220—Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that we present components of comprehensive income in either one continuous or two separate, but consecutive financial statements and no longer permits the presentation of comprehensive income in the Consolidated Statement of Shareholders’ Equity. We will adopt this new guidance effective January 1, 2012, as required, and the adoption will not have a significant impact on our consolidated financial statements.

In September 2011, the FASB issued an update to Topic 350 – Intangibles – Goodwill and Other of the Accounting Standards Codification. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We adopted this new guidance effective during the fourth quarter of 2011. The adoption of this standard did not impact our consolidated financial statements.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts, revenue, the cost of transportation, commission expense, useful lives of equipment and repair liabilities. Actual results could differ from those estimates.

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended, December 31,
	2011	2010	2009
Net income for basic and diluted earnings per share	$58,178	$43,458	$34,265

Weighted average shares outstanding—basic	36,913	37,223	37,367
Dilutive effect of stock options and restricted stock	150	162	158

Weighted average shares outstanding—diluted	37,063	37,385	37,525

Earnings per share—basic	$1.58	$1.17	$0.92

Earnings per share—diluted	$1.57	$1.16	$0.91

NOTE 4. Acquisitions

On April 1, 2011 (the “Acquisition Date”) we entered into a definitive agreement pursuant to which we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode”). The purchase price for the ETS stock was $83.4 million before post closing adjustments for working capital. Based on estimated working capital, the amount paid at closing on April 1, 2011 was $90.1 million, net of cash acquired of $8.0 million, which we paid with cash on hand. Closing adjustments for working capital were agreed upon, resulting in a cash refund of $7.9 million in the third quarter of 2011, bringing the final purchase price to $82.2 million. The results of operations for Mode are included in our Consolidated Statements of Income for the period April 1, 2011 to December 31, 2011.

Mode has approximately 97 independent business owners who sell and operate the business throughout North America and 128 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division, Temstar, located in Downers Grove, IL and corporate offices in Memphis, TN. We believe this acquisition brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

Hub incurred due diligence costs of $1.7 million in 2011. Mode’s integration costs, including severance, incurred since the date of the acquisition were approximately $1.6 million. Severance costs are included in Salaries and benefits and due diligence and integration costs are included in General and administrative in the Consolidated Statements of Income for the twelve months ended December 31, 2011.

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

The total amount of tax deductible goodwill as of December 31, 2011 is $25.8 million, which will be amortized over 15 years. As of December 31, 2011 there are $4.7 million of assumed liabilities which, as they are paid, will result in additional tax deductible goodwill which can be amortized over the remainder of the 15 year period which started in April, 2011.

“Other intangibles” listed in the above table are as follows (in thousands):

	Purchased Amount at April 1, 2011	Accumulated Amortization	Balance at December 31, 2011	Life
Agency/customer relationships	$15,362	$640	$14,722	18 years

The above intangible asset will be amortized using the straight-line method. Amortization expense related to this acquisition for the year ended December 31, 2011 was $0.6 million. Amortization expense related to Mode for the next five years is as follows (in thousands):

2012	$853
2013	853
2014	853
2015	853
2016	853

The following unaudited pro forma consolidated results of operations for 2011 and 2010 assume that the acquisition of Mode was completed as of January 1, 2010 (in thousands, except for per share amounts)

	Twelve Months Ended	Twelve Months Ended
	December 31, 2011	December 31, 2010
Revenue	$2,929,813	$2,515,219
Net income	$58,991	$44,824
Earnings per share
Basic	$1.60	$1.20
Diluted	$1.59	$1.20

The unaudited pro forma consolidated results for the years ended December 31, 2011 and 2010 were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and Mode. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the consolidated results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2010.

On June 3, 2011, we purchased certain assets of Domestic Transport, Inc. (“Domestic Transport”). Domestic Transport was founded in 2005 with one truck hauling containers out of the Ports of Seattle and Tacoma. At the time of the acquisition, Domestic Transport had grown to a 22-driver operation that handled container deliveries in the state of Washington and throughout the Pacific Northwest. We did not have a drayage presence in this geographic market. The total purchase price was $0.7 million payable in installments of $0.6 million at closing and four equal installments of $0.025 million, paid quarterly starting September 3, 2011. The purchase price was allocated as follows: $0.1 million for the driver and customer relationships, $0.2 million for tractors and the remaining $0.4 million for goodwill.

On October 3, 2011, we purchased certain assets of Challenge Transport, Inc. (“Challenge Transport”). Challenge Transport was founded in 1995 in South Kearny, New Jersey. At the time of the acquisition, Challenge Transport had a 41-driver operation that handled container deliveries throughout the northeast region. We did not have much of a drayage presence in this geographic market. The total purchase price was $2.5 million payable in installments of $2.0 million at closing and four equal installments of $0.125 million, paid quarterly starting January 3, 2012. The purchase price was allocated as follows: $1.3 million for the customer relationships, $0.3 million for the driver relationships and the remaining $0.9 million for goodwill.

All operations of these acquisitions are included in our consolidated financial statements since their date of acquisition.

NOTE 5. Business Segments

Due to the acquisition of Mode as discussed in Note 4, we now report two distinct business segments. The first segment is Mode, which includes the Mode business we acquired on April 1, 2011. The second segment is Hub, which is all business other than Mode.

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

Mode markets and operates its freight transportation services, consisting of intermodal, truck brokerage and logistics, primarily through agents who enter into contractual arrangements with Mode.

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2011				Ended December 31, 2010
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,183,914	$586,251	$(18,631)	$2,751,534	$1,833,737	$—	$—	$1,833,737
Transportation costs	1,939,263	518,354	(18,631)	2,438,986	1,620,304	—	—	1,620,304

Gross margin	244,651	67,897	—	312,548	213,433	—	—	213,433
Costs and expenses:
Salaries and benefits	107,378	13,666	—	121,044	99,138	—	—	99,138
Agent fees and commissions	2,771	38,720	—	41,491	2,410	—	—	2,410
General and administrative	42,523	7,428	—	49,951	38,211	—	—	38,211
Depreciation and amortization	3,975	1,628	—	5,603	3,792	—	—	3,792

Total costs and expenses	156,647	61,442	—	218,089	143,551	—	—	143,551

Operating income	$88,004	$6,455	$—	$94,459	$69,882	$—	$—	$69,882

Capital expenditures	$54,683	$327	$—	$55,010	$25,616	$—	$—	$25,616

	0000000	0000000	0000000	0000000
	Twelve Months
	Ended December 31, 2009
			Inter-	Hub
			Segment	Group
	Hub	Mode	Elims	Total
Revenue	$1,510,970	$—	$—	$1,510,970
Transportation costs	1,325,280	—	—	1,325,280

Gross margin	185,690	—	—	185,690

Costs and expenses:
Salaries and benefits	88,518	—	—	88,518
Agent fees and commissions	1,287	—	—	1,287
General and administrative	36,180	—	—	36,180
Depreciation and amortization	4,174	—	—	4,174

Total costs and expenses	130,159	—	—	130,159

Operating income	$55,531	$—	$—	$55,531

Capital expenditures	$4,246	$—	$—	$4,246

	000000000	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	As of December 31, 2011				As of December 31, 2010
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$684,609	$162,972	$(4,897)	$842,684	$629,407	$—	$—	$629,407
Goodwill	$234,081	$29,389	$—	$263,470	$233,029	$—	$—	$233,029

The following tables summarize our revenue by segment and business line (in thousands):

	000000000	000000000	000000000	000000000	000000000	000000000	000000000	000000000
	Twelve Months				Twelve Months
	Ended December 31, 2011				Ended December 31, 2010
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,553,594	$258,087	$(16,392)	$1,795,289	$1,285,163	$—	$—	$1,285,163
Truck brokerage	339,444	238,418	(1,033)	576,829	335,000	—	—	335,000
Logistics	290,876	89,746	(1,206)	379,416	213,574	—	—	213,574

Total revenue	$2,183,914	$586,251	$(18,631)	$2,751,534	$1,833,737	$—	$—	$1,833,737

	Twelve Months
	Ended December 31, 2009
			Inter-	Hub
			Segment	Group
	Hub	Mode	Elims	Total
Intermodal	$1,054,862	$—	$—	$1,054,862
Truck brokerage	292,639	—	—	292,639
Logistics	163,469	—	—	163,469

Total revenue	$1,510,970	$—	$—	$1,510,970

NOTE 6. Goodwill and Other Intangible Assets

In accordance with the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification, we completed the required annual impairment tests. No impairment charge was recognized based on the results of the annual goodwill impairment test and there were no accumulated impairment losses at the beginning of the period.

The following table presents the carrying amount of goodwill (in thousands):

	Hub	Mode	Hub Group Total
Balance at January 1, 2010	$232,892	$—	$232,892
Acquisition	355	—	355
Other	(218)	—	(218)

Balance at December 31, 2010	$233,029	$—	$233,029
Acquisition	1,270	29,389	30,659
Other	(218)	—	(218)

Balance at December 31, 2011	$234,081	$29,389	$263,470

The changes in the carrying amount of Hub goodwill for 2010 are due primarily to the purchase of a small drayage company, AJ Transport, and the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill. The changes in the carrying amount of Hub goodwill for 2011 are due to the purchases of Domestic Transport and Challenge Transport and the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill. The purchase of Mode in 2011 created the additional goodwill of $29.4 million in the Mode segment.

The components of the “Other intangible assets” are as follows (in thousands):

As of December 31, 2011:	Gross Amount	Accumulated Amortization	Net Carrying Value	Life
Hub
Customer relationships	$5,181	$(1,547)	$3,634	7-15 years
Trade name	2,904	—	2,904	Indefinite
Relationships with owner operators	1,179	(786)	393	2-6 years
Information technology	500	(486)	14	6 years
Backlog/open orders	20	(20)	—	1 month

Hub Total	$9,784	$(2,839)	$6,945

Mode
Agency/customer relationships	$15,362	$(640)	$14,722	18 years

Hub Group Total	$25,146	$(3,479)	$21,667

As of December 31, 2010:	Gross Amount	Accumulated Amortization	Net Carrying Value	Life
Customer relationships	$3,823	$(1,232)	$2,591	15 years
Trade name	2,904	—	2,904	Indefinite
Relationships with owner operators	805	$(541)	$264	2-6 years
Information technology	500	(403)	97	6 years
Backlog/open orders	20	(20)	—	1 month

Total	$8,052	$(2,196)	$5,856

Mode
Agency/customer relationships	$—	$—	$—

Hub Group Total	$8,052	$(2,196)	$5,856

The above intangible assets are amortized using the straight-line method. Amortization expense for each of the years ended December 31, 2011, 2010 and 2009 was $1.3 million, $0.5 million and $0.4 million, respectively. The remaining weighted average life of all definite lived intangible assets as of December 31, 2011 was 7.56 years and 17.25 years for Hub and Mode, respectively. Amortization expense for the next five years is as follows (in thousands):

	0000000	0000000	0000000
	Hub	Mode	Hub Group Total
2012	$745	$853	$1,598
2013	582	853	1,435
2014	442	853	1,295
2015	442	853	1,295
2016	442	853	1,295

NOTE 7. Restructuring Charges

In 2011, we recorded restructuring charges, net of changes in estimates, of approximately $1.3 million consisting of severance charges for 129 employees and lease cancellation costs of $0.2 million. We have an accrual of $0.6 million, consisting of $0.5 million of severance charges and $0.1 million of lease obligations caused by closing facilities, remaining to be paid at December 31, 2011. We expect the facility closings and personnel changes to be completed by the middle of 2012.

In 2009, we recorded restructuring charges, net of changes in estimates, of approximately $0.9 million. This consisted of severance charges for 132 employees in 2009. Approximately $13,000 of severance payments remained to be paid as of December 31, 2009. No severance payments remained to be paid as of December 31, 2010.

All severance charges are included in Salaries and benefits and all lease obligation and closing costs are included in General and administrative in the Consolidated Statements of Income.

The following table displays the activity and balances of the restructuring reserves in the Consolidated Balance Sheets (in thousands):

	Hub	Hub		Mode	Hub
	Headcount	Consolidation	Hub	Headcount	Group
	Reduction	of Facilities	Total	Reduction	Total
Balance at January 1, 2009	$—	$—	$—	$—	$—
Restructuring expenses	993	—	993	—	993
Change in estimate	(101)	—	(101)	—	(101)
Cash payments made	(879)	—	(879)	—	(879)

Balance at December 31, 2009	$13	$—	$13	$—	$13
Cash payments made	(13)	—	(13)	—	(13)

Balance at December 31, 2010	$—	$—	$—	$—	$—
Restructuring expenses	851	184	1,035	363	1,398
Change in estimate	(140)	—	(140)	—	(140)
Cash payments made	(347)	(47)	(394)	(250)	(644)

Balance at December 31, 2011	$364	$137	$501	$113	$614

NOTE 8. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.0	2.5	2.6
Nondeductible expenses	0.6	1.1	0.5
Provision for valuation allowance	(0.3)	—	0.4
State law change	(0.2)	(0.3)	0.4
Other	0.2	(0.3)	(0.2)

Net effective rate	38.3%	38.0%	38.7%

We, and our subsidiaries, file both unitary and separate company state income tax returns.

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current
Federal	$14,356	$14,959	$14,700
State and local	3,230	2,303	1,619
Foreign	32	47	—

	17,618	17,309	16,319

Deferred
Federal	18,146	9,411	4,560
State and local	365	(85)	741
Foreign	(10)	—	—

	18,501	9,326	5,301

Total provision	$36,119	$26,635	$21,620

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2011	2010
Reserve for uncollectible accounts receivable	$1,379	$1,363
Accrued compensation	6,342	4,217
Other reserves	3,154	2,618

Current deferred tax assets	10,875	8,198

Accrued compensation	4,670	4,376
Other reserves	966	1,020
Operating loss carryforwards	581	415
Income tax basis in excess of financial basis of goodwill	—	150
Less valuation allowance	(108)	(379)

Non-current deferred tax assets	6,109	5,582

Total deferred tax assets	$16,984	$13,780

Prepaids	$(1,939)	$(1,614)
Other receivables	(4,098)	(3,270)

Current deferred tax liabilities	(6,037)	(4,884)

Property and equipment	(27,457)	(12,332)
Goodwill	(70,416)	(64,989)

Non-current deferred tax liabilities	(97,873)	(77,321)

Total deferred tax liabilities	$(103,910)	$(82,205)

Our state tax net operating losses of $581,000 expire between December 31, 2014 and December 31, 2031. Management believes it is more likely than not that the deferred tax assets will be realized with the exception of $108,000 related to state tax net operating losses for which a valuation allowance has been established. The valuation allowance for state tax net operating losses decreased from $379,000 as of December 31, 2010 to $108,000 as of December 31, 2011 due to a June 2011 Wisconsin tax law change which allows us to utilize tax net operating losses over a longer time period and on a consolidated basis.

As of December 31, 2011 and 2010, the amount of unrecognized tax benefits was $0.8 million and $0.7 million, of which $0.5 million and $0.4 million would decrease our income tax provision, respectively, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2009	$518
Additions based on tax positions related to the current year	239
Reductions as a result of a lapse of the applicable statute of limitations	(102)

Balance at December 31, 2010	$655
Additions for tax positions taken in prior years	200
Reductions as a result of a lapse of the applicable statute of limitations	(99)

Balance at December 31, 2011	$756

We are subject to income taxation in the U.S., numerous state jurisdictions and Mexico. Our 2008 tax year was the most recent year examined by the IRS. In 2011 the IRS closed their exam of 2008 with no changes and decided not to examine our 2009 tax year. Also in 2011, California and Illinois closed their examinations of our 2006 through 2007 tax years and 2007 through 2008 tax years, respectively. Both state examinations resulted in small refunds due to us. Examinations of various tax years by Maryland and Michigan remain open. Although no other significant examinations are currently in effect, tax years 2008 through 2010 generally remain open to examination by the major tax jurisdiction to which we are subject, with the exception of years closed by the examinations discussed above.

During the next twelve months, it is reasonably possible we will reduce unrecognized tax benefits by approximately $0.2 million as a result of audit settlements.

We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes. In our 2011 provision for income taxes we recognized $10,365 of net interest income related to income tax liabilities and $1,248 of income tax penalties.

NOTE 9. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2011 and 2010 due to their short-term nature.

Cash and cash equivalents included $42.5 million and $114.6 million as of December 31, 2011 and 2010, respectively, invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities.

Restricted investments included $14.3 million and $11.4 million as of December 31, 2011 and 2010, respectively, of mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 10. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2011	2010
Building and improvements	$72	$72
Leasehold improvements	2,515	2,222
Computer equipment and software	59,292	53,317
Furniture and equipment	8,534	8,141
Transportation equipment	136,691	54,316
Construction in process	1,101	—

	208,205	118,068
Less: Accumulated depreciation and amortization	(83,618)	(70,262)

Property and Equipment, net	$124,587	$47,806

The increase in transportation equipment to $136.7 million in 2011 from $54.3 million in 2010 was due primarily to the addition of containers of $45.6 million, chassis of $26.4 million and temperature controlled trailers related to the acquisition of Mode of $7.1 million, net of disposals.

Included in the 2011 transportation equipment balance is a capital lease obligation entered into for $26.4 million, in 2011, $25.3 million net of accumulated amortization as of December 31, 2011.

Depreciation and amortization expense related to property and equipment was $14.8 million, $8.0 million and $7.8 million for 2011, 2010 and 2009, respectively, which includes $1.1 million of amortization expense under a capital lease obligation for 2011. This amortization expense is included in transportation costs. Transportation equipment depreciation is included in transportation costs.

NOTE 11. Long-Term Debt and Financing Arrangements

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

We have standby letters of credit that expire at various dates in 2012. As of December 31, 2011, our letters of credit were $2.6 million.

Our unused and available borrowings under our bank revolving line of credit were $47.4 million as of December 31, 2011 and $7.4 million as of December 31, 2010. We were in compliance with our debt covenants as of December 31, 2011.

On August 1, 2011, we entered into an agreement to lease 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease. Interest on this capital lease obligation is based on interest rates that approximate currently available interest rates; therefore, indebtedness under this capital lease obligation approximates fair value.

We paid interest of $0.3 million in 2011 related to this capital lease.

NOTE 12. Leases, User Charges and Commitments

Minimum annual lease payments, as of December 31, 2011, under non-cancelable leases, principally for containers, chassis, equipment and real estate are payable as follows (in thousands):

Future Payments Due:

	000000000	000000000	000000000
	Capital Lease	Operating Leases and Other Commitments	Total
2012	$3,198	$18,298	$21,496
2013	3,190	12,132	15,322
2014	3,190	5,502	8,692
2015	3,190	4,763	7,953
2016	3,198	3,824	7,022
2017 and thereafter	14,891	12,349	27,240

	$30,857	$56,868	$87,725

Less: Imputed interest	(5,184)

Net capital lease liability	$25,673

Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $9.9 million in 2011 and $8.0 million in both 2010 and 2009. Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. We straight-line rental expense in accordance with the FASB guidance in the Leases Topic of the Codification.

We incur rental expense for our leased containers, tractors and trailers that are included in transportation costs and totaled $9.4 million, $9.3 million, and $11.5 million for 2011, 2010 and 2009, respectively.

We incur user charges for use of a fleet of rail owned chassis, chassis under capital lease and dedicated rail owned containers on the Union Pacific and Norfolk Southern which are included in transportation costs. Such charges were $64.0 million, $54.0 million and $50.1 million for 2011, 2010 and 2009, respectively. As of December 31, 2011, we have the ability to return the majority of the containers and pay for the rail owned chassis only when we are using them under these agreements. As a result, no minimum commitments related to these rail owned chassis and containers have been included in the table above.

As of December 31, 2011, we entered into a contract to acquire 17 acres of land in Oak Brook, IL for approximately $10.0 million and closed on this as of January 31, 2012. We will construct our corporate headquarters on this land.

NOTE 13. Guarantees

In 2008 the California Air Resources Board (CARB) approved regulations that require significantly reduced emissions from existing on-road diesel vehicles operating in California. The regulations require older model tractors to be modified to comply with the new regulations. In response to the costs associated with complying with these new emission laws, we developed a guaranty program with a leasing company. As part of this program, we are guaranteeing certain owner operators’ lease payments for these tractors. The guarantees expire at various dates beginning in 2012 thru 2017.

The potential maximum exposure under these lease guarantees was approximately $24.0 million and $6.8 million as of December 31, 2011 and 2010, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of December 31, 2011 and 2010. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner operator who would assume the lease. There were no material defaults during the years ended December 31, 2011 and 2010 and no potential material defaults.

We had a liability of approximately $0.5 million at December 31, 2011 and $0.1 million as of December 31, 2010, for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis included in non-current liabilities in our Consolidated Balance Sheet. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 14. Stock-Based Compensation Plans

In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000. In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000. In 2003, we amended our 2002 Incentive Plan to add an additional 2,000,000 shares of Class A Common Stock that are reserved for issuance. In 2007, we amended our 2002 Incentive Plan to add an additional 1,000,000 shares of Class A Common Stock that are reserved for issuance. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. We have not granted any stock options since 2003. Restricted stock vests over a three to five year period. As of December 31, 2011, 1,499,729 shares were available for future grant. Generally, when stock options are exercised, either new shares are issued or shares are issued out of treasury.

Share-based compensation expense for 2011, 2010 and 2009 was $4.8 million, $3.6 million and $4.4 million or $3.0 million, $2.2 million and $2.7 million, net of taxes, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2011:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	110,900	$1.79
Options exercised	(57,300)	$1.50
Options forfeited	—	$—

Outstanding at December 31, 2011	53,600	$2.09	1.29	$1,625,995
Exercisable at December 31, 2011	53,600	$2.09	1.29	$1,625,995

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $1.1 million, $0.9 million and $2.6 million, respectively. Cash received from stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.05 million and $0.3 million, respectively. The tax benefit realized for tax deductions from stock options exercised for the years ended December 31, 2011, 2010 and 2009 was $0.7 million, $0.3 million and $1.0 million, respectively.

The following table summarizes information about options outstanding as of December 31, 2011:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$ 1.22 to $ 1.22	16,000	0.97	$1.22
$ 1.22 to $ 2.43	8,600	0.80	$1.89
$ 2.43 to $ 2.64	29,000	1.62	$2.64

$ 1.22 to $ 2.64	53,600	1.29	$2.09

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2011:

Non-vested restricted stock	Shares	Weighted Average Grant Date Fair Value
Non-vested January 1, 2011	503,153	$26.75
Granted	258,284	$35.27
Vested	(133,392)	$26.47
Forfeited	(50,436)	$30.46

Non-vested at December 31, 2011	577,609	$30.30

The following table summarizes the restricted stock granted during the respective years:

Restricted stock grants	2011	2010	2009
Employees	246,284	228,094	196,101
Outside directors	12,000	12,000	12,000

Total	258,284	240,094	208,101

Weighted average grant date fair value	$35.27	$27.36	$26.56

Vesting period	3-5 years	3-5 years	3-5 years

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2011, 2010 and 2009 was $4.7 million, $4.5 million and $3.3 million, respectively.

As of December 31, 2011, there was $13.2 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.96 years.

During January 2012, we granted 256,798 shares of restricted stock to certain employees and 20,000 shares of restricted stock to outside directors with a weighted average grant date fair value of $32.43. The stock vests over a three to five year period.

NOTE 15. Employee Benefit Plans

We had one profit-sharing plan and trust as of December 31, 2011, 2010 and 2009, all under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense of $1.5 million, $1.3 million and $1.3 million related to these plans in 2011, 2010, and 2009, respectively.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2011 and 2010. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan.

On April 1, 2011, we established the 2011 Supplemental Deferred Compensation Plan to accommodate certain key employees of Mode Transportation, LLC as a result of the Exel Transportation Services acquisition. The plan was created to allow these key employees to continue deferring into a non-qualified plan for the remainder of 2011. On December 31, 2011, the plan was closed and there will be no new contributions made into this plan after that date. This plan provides a 50% match on the first 10% of employee compensation deferred under the Plan, with a maximum match equivalent to 5% of compensation.

We incurred expense of $0.4 million, $0.3 million and $0.4 million related to the employer match for these plans in 2011, 2010 and 2009, respectively. The liabilities related to these plans as of December 31, 2011 and 2010 were $15.5 million and $12.5 million, respectively.

NOTE 16. Legal Matters

We are a party to litigation incident to our business, including claims for personal injury and/or property damage, bankruptcy preference claims, claims regarding freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we defend those ourselves. We do not believe that the outcome of this litigation will have a materially adverse effect on our financial position or results of operations.

NOTE 17. Stock Buy Back Plans

On February 24, 2010, our Board of Directors authorized the purchase of up to $30.0 million of our Class A Common Stock. This authorization expired March 31, 2011. We purchased 784,197 shares under this authorization during the year ended December 31, 2010. No additional shares were repurchased before the authorization expired March 31, 2011. We purchased 43,247 shares for $1.5 million during the year ended December 31, 2011 related to employee withholding upon vesting of restricted stock.

NOTE 18. Selected Quarterly Financial Data (Unaudited)

The Company identified certain adjustments related to the recording of revenue for a customer of Mode. A portion of this customer’s revenue was reported using gross revenue recognition instead of net revenue recognition. The revenue related adjustments resulted in a decrease in previously reported revenue during the quarters ended June 30 and September 30, 2011 of $8.5 million and $8.2 million, respectively. The adjustments also resulted in a decrease in previously reported gross margin for the quarters ended June 30 and September 30, 2011 of $0.02 million and $0.02 million, respectively. There was no effect on operating income, net income or earnings per share amounts. These prior interim period adjustments individually and in the aggregate are not material to the financial results for previously issued interim financial data in 2011. We have not filed an amendment to our previously issued quarters.

The following table sets forth the restated selected quarterly financial data for each of the quarters in 2011 and 2010 (in thousands, except per share amounts):

		Quarter Ended June 30, 2011		Quarter Ended September 30, 2011
	Quarter Ended March 31, 2011	As Previously Reported	As Restated	As Previously Reported	As Restated	Quarter Ended December 31, 2011
Year Ended December 31, 2011:
Revenue	$485,379	$759,709	$751,201	$760,379	$752,179	$762,775
Gross margin	57,307	84,753	84,729	86,722	86,701	83,811
Operating income	16,760	23,918	23,918	26,643	26,643	27,138
Net income	10,498	14,390	14,390	16,276	16,276	17,014
Basic earnings per share	$0.28	$0.39	$0.39	$0.44	$0.44	$0.46
Diluted earnings per share	$0.28	$0.39	$0.39	$0.44	$0.44	$0.46

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Year Ended December 31, 2010:
Revenue	$417,294	$458,113	$478,417	$479,913
Gross margin	48,818	50,576	57,397	56,642
Operating income	14,242	15,715	20,707	19,218
Net income	8,702	9,630	12,617	12,509
Basic earnings per share	$0.23	$0.26	$0.34	$0.34
Diluted earnings per share	$0.23	$0.26	$0.34	$0.34

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), management believes our internal controls over financial reporting was effective as of December 31, 2011.

On April 1, 2011, we completed the acquisition of Mode. We are currently integrating processes, employees, technologies and operations. As permitted by the rules and regulations of the SEC, we excluded Mode from our assessment of our internal control over financial reporting as of December 31, 2011. Management will continue to evaluate our internal controls over financial reporting as we complete our integration. As of December 31, 2011, Mode represented 19.3% of our total assets, 21.3% of our total revenue and 6.8% of our consolidated operating income for the year then ended December 31, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hub Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Mode Transportation, which is included in the 2011 consolidated financial statements of Hub Group, Inc. and constituted 19.3% of total assets as of December 31, 2011, 21.3% of total revenue and 6.8% of consolidated operating income for the year then ended. Our audit of internal control over financial reporting of Hub Group, Inc. also did not include an evaluation of the internal control over financial reporting of Mode Transportation.

In our opinion, Hub Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Hub Group, Inc., and our report dated February 24, 2012 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 24, 2012

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors” and “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 15, 2012 sets forth certain information with respect to our directors and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Our code of ethics can be found on our website at www.hubgroup.com.

Item 11.	EXECUTIVE COMPENSATION

The section entitled “Compensation of Directors and Executive Officers” appearing in our proxy statement for our annual meeting of stockholders to be held on May 15, 2012 sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 15, 2012 sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	53,600	$2.09	1,499,729
Equity compensation plans not approved by security holders	—	—	—

Total	53,600	$2.09	1,499,729

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Meetings and Committees of the Board” appearing in our proxy statement for the annual meeting of our stockholders to be held on May 15, 2012 set forth certain information with respect to certain business relationships and transactions between us and our directors and officers and the independence of our directors and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for our annual meeting of stockholders to be held on May 15, 2012 sets forth certain information with respect to certain fees we have paid to our principal accountant for services and is incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2011 and December 31, 2010

Consolidated Statements of Income—Years ended December 31, 2011, December 31, 2010 and December 31, 2009

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2011, December 31, 2010 and December 31, 2009

Consolidated Statements of Cash Flows—Years ended December 31, 2011, December 31, 2010 and December 31, 2009

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

Date: February 24, 2012	HUB GROUP, INC.

	By	/s/ DAVID P. YEAGER
David P. Yeager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager	Chairman and Chief Executive Officer	February 24, 2012
David P. Yeager

/s/ Mark A. Yeager	Vice Chairman, President and Chief Operating Officer	February 24, 2012
Mark A. Yeager

/s/ Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer	February 24, 2012
Terri A. Pizzuto	(Principal Financial and Accounting Officer)

/s/ Charles R. Reaves	Director	February 24, 2012
Charles R. Reaves

/s/ Martin P. Slark	Director	February 24, 2012
Martin P. Slark

/s/ Gary D. Eppen	Director	February 24, 2012
Gary D. Eppen

/s/ Jonathan P. Ward	Director	February 24, 2012
Jonathan P. Ward

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for uncollectible trade accounts
Year ended December 31:	Balance at	Charged to		Charged to		Balance
	Beginning of Year	Costs & Expenses		Other Accounts (1)	Deductions (2)	At End of Year
2011	$3,879,000	$5,314,000	(3)	$(1,294,000)	$(169,000)	$7,730,000
2010	$4,607,000	$207,000		$(625,000)	$(310,000)	$3,879,000
2009	$5,102,000	$1,169,000		$(1,652,000)	$(12,000)	$4,607,000

Deferred tax valuation allowance
Year ended December 31:	Balance at Beginning of Year	Charged to Costs & Expenses	Balance at End of Year
2011	$379,000	$(271,000)	$108,000
2010	$379,000	$—	$379,000
2009	$163,000	$216,000	$379,000

(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries
(2)	Represents bad debt recoveries.
(3)	Includes an increase in the allowance due to the Mode Transportation, LLC business acquisition of $4.4 million.

S-1

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed July 23, 2007, File No. 000-27754)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1, File No. 33-90210)

10.1	Amended and Restated Limited Partnership Agreement of Hub City Canada, L.P. (incorporated by reference to Exhibit 10.2 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No 000-27754)

10.2	Stockholders’ Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

10.3*	Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.4*	Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.5*	Description of Executive Officer cash compensation for 2012

10.6	Director compensation for 2012

10.7*	Hub Group’s 2002 Long Term Incentive Plan (as amended and restated effective May 7, 2007) (incorporated by reference from Appendix B to the Registrant’s definitive proxy statement on Schedule 14A dated and filed March 26, 2007)

10.8	$40 million Credit Agreement dated as of March 23, 2005 among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 23, 2005 and filed March 25, 2005, File No. 000-27754)

10.9	Lease Agreement dated as of May 10, 2005, between Banc of America Leasing & Capital, LLC and Hub City Terminals, Inc., with form of Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.10	Guaranty of Corporation, dated as of May 10, 2005, made by Registrant to, and for the benefit of, Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.11	Amendment to the $40 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated February 21, 2006 (incorporated by reference to Exhibit 10.16 to the Registrant’s report on Form 10-K for the year ended December 31, 2005 and filed February 27, 2006, File No. 000-27754)

10.12	Form of Terms of Restricted Stock Award under Hub Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

10.13	Third Amendment to Credit Agreement, dated as of March 3, 2010, among Hub Group, Inc., Hub City Terminals, Inc., Harris N.A. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 3, 2010 and filed March 5, 2010, File No. 000-27754)

10.14	Fourth Amendment to Credit Agreement, dated as of March 31, 2011, among Hub Group, Inc., Hub City Terminals, Inc., Harris N.A. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 31, 2011 and filed April 6, 2011, File No. 000-27754)

10.15	Stock Purchase Agreement, dated as of April 1, 2011, by Hub Group, Inc., DPWN Holdings (USA), Inc. and Exel Transportation Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated March 31, 2011 and filed April 6, 2011, File No. 000-27754)

14	Hub Group’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 to the Registrant’s report on Form 10-K dated March 12, 2003 and filed on March 13, 2003, File No. 000-27754)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a- 14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350

101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 24, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Stockholders’ Equity for the years ended 2011, 2010, and 2009, and (v) the Notes to the Consolidated Financial Statements..

*	Management contract or compensatory plan or arrangement.