Form 10-Q
period 2012-03-31
HUB GROUP INC
filed 2012-04-30
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Act).     Yes  ☐     No  ☒

On April 25, 2012, the registrant had 37,117,170 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,695	$49,091
Accounts receivable trade, net	346,854	326,537
Accounts receivable other	17,601	23,878
Prepaid taxes	149	2,392
Deferred taxes	3,795	4,838
Prepaid expenses and other current assets	6,850	9,056

TOTAL CURRENT ASSETS	427,944	415,792
Restricted investments	15,832	14,323
Property and equipment, net	133,484	124,587
Other intangibles, net	21,238	21,667
Goodwill, net	263,415	263,470
Other assets	2,399	2,845

TOTAL ASSETS	$864,312	$842,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$209,849	$204,693
Accounts payable other	20,511	17,289
Current portion of capital lease	2,249	2,237
Accrued payroll	11,204	16,721
Accrued other	32,251	29,962

TOTAL CURRENT LIABILITIES	276,064	270,902
Non-current liabilities	18,861	17,717
Non-current portion of capital lease	22,862	23,436
Deferred taxes	94,018	91,764

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2012 and 2011	—	—

Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2012 and 2011; 37,100,852 outstanding in 2012 and 36,860,260 shares outstanding in 2011	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2012 and 2011	7	7
Additional paid-in capital	162,723	168,800
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	414,850	401,188
Accumulated other comprehensive income	5	4
Treasury stock; at cost, 4,123,940 shares in 2012 and 4,364,532 shares in 2011	(110,032)	(116,088)

TOTAL STOCKHOLDERS’ EQUITY	452,507	438,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$864,312	$842,684

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2012	2011
Revenue	$739,885	$485,379
Transportation costs	656,143	428,072

Gross margin	83,742	57,307

Costs and expenses:
Salaries and benefits	33,299	26,801
Agent fees and commissions	13,695	751
General and administrative	12,577	12,059
Depreciation and amortization	1,660	936

Total costs and expenses	61,231	40,547

Operating income	22,511	16,760

Other income (expense):
Interest expense	(307)	(14)
Interest and dividend income	34	32
Other, net	(23)	209

Total other (expense) income	(296)	227

Income before provision for income taxes	22,215	16,987

Provision for income taxes	8,553	6,489

Net income	$13,662	$10,498

Other comprehensive income:
Foreign currency translation adjustments	1	—

Total comprehensive income	$13,663	$10,498

Basic earnings per common share	$0.37	$0.28

Diluted earnings per common share	$0.37	$0.28

Basic weighted average number of shares outstanding	37,043	36,886

Diluted weighted average number of shares outstanding	37,143	37,022

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$13,662	$10,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,516	2,629
Deferred taxes	3,352	1,266
Compensation expense related to share-based compensation plans	1,637	1,225
Loss (gain) on sale of assets	1	(13)
Excess tax benefits from share-based compensation	(83)	—
Changes in operating assets and liabilities:
Restricted investments	(1,509)	(707)
Accounts receivable, net	(14,043)	(23,411)
Prepaid taxes	2,243	173
Prepaid expenses and other current assets	2,205	1,738
Other assets	445	31
Accounts payable	8,377	32,229
Accrued expenses	22	(560)
Non-current liabilities	1,010	407

Net cash provided by operating activities	22,835	25,505

Cash flows from investing activities:
Proceeds from sale of equipment	52	68
Purchases of property and equipment	(17,013)	(4,880)
Cash used in acquisitions	(150)	(55)

Net cash used in investing activities	(17,111)	(4,867)

Cash flows from financing activities:
Proceeds from stock options exercised	16	24
Purchase of treasury stock	(1,665)	(1,447)
Capital lease payments	(546)	—
Excess tax benefits from share-based compensation	74	540

Net cash used in financing activities	(2,121)	(883)

Effect of exchange rate changes on cash and cash equivalents	1	4

Net increase in cash and cash equivalents	3,604	19,759
Cash and cash equivalents beginning of period	49,091	115,144

Cash and cash equivalents end of period	$52,695	$134,903

Supplemental disclosures of cash paid for:
Interest	$333	$31
Income taxes	$472	$1,335

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2012 and results of operations for the three months ended March 31, 2012 and 2011.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

Reclassifications: Certain immaterial prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. Acquisition

The following unaudited pro forma consolidated results of operations for 2011 assume that the acquisition of Mode was completed as of January 1, 2011 (in thousands, except for per share amounts):

Three Months Ended
March 31, 2011
Revenue	$663,657
Net income	$11,311
Earnings per share
Basic	$0.31
Diluted	$0.31

The unaudited pro forma consolidated results for the three month period was prepared using the acquisition method of accounting and are based on the historical financial information of Hub and Mode. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2011.

NOTE 3. Business Segments

We report two distinct business segments. The first segment is Mode, which includes the Mode business we acquired on April 1, 2011. The second segment is Hub, which is all business other than Mode.

Mode has independent business owners who sell and operate the business throughout North America as well as sales only agents. Mode also has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division, Temstar, located in Downers Grove, IL and corporate offices in Memphis, TN.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2012				Ended March 31, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$563,212	$187,183	$(10,510)	$739,885	$485,379	$—	$—	$485,379
Transportation costs	501,694	164,959	(10,510)	656,143	428,072	—	—	428,072

Gross margin	61,518	22,224	—	83,742	57,307	—	—	57,307

Costs and expenses:
Salaries and benefits	29,080	4,219	—	33,299	26,801	—	—	26,801
Agent fees and commissions	634	13,061	—	13,695	751	—	—	751
General and administrative	10,732	1,845	—	12,577	12,059	—	—	12,059
Depreciation and amortization	1,121	539	—	1,660	936	—	—	936

Total costs and expenses	41,567	19,664	—	61,231	40,547	—	—	40,547

Operating income	$19,951	$2,560	$—	$22,511	$16,760	$—	$—	$16,760

Capital expenditures	$16,742	$271	$—	$17,013	$4,880	$—	$—	$4,880

	As of March 31, 2012				As of December 31, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$713,216	$155,188	$(4,092)	$864,312	$684,609	$162,972	$(4,897)	$842,684
Goodwill	$234,026	$29,389	$—	$263,415	$234,081	$29,389	$—	$263,470

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended March 31, 2012				Ended March 31, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$404,171	$82,223	$(9,242)	$477,152	$336,681	$—	$—	$336,681
Truck brokerage	80,024	79,937	(962)	158,999	84,686	—	—	84,686
Logistics	79,017	25,023	(306)	103,734	64,012	—	—	64,012

Total revenue	$563,212	$187,183	$(10,510)	$739,885	$485,379	$—	$—	$485,379

NOTE 4. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2012	2011
Net income for basic and diluted earnings per share	$13,662	$10,498

Weighted average shares outstanding—basic	37,043	36,886
Dilutive effect of stock options and restricted stock	100	136

Weighted average shares outstanding—diluted	37,143	37,022

Earnings per share—basic	$0.37	$0.28

Earnings per share—diluted	$0.37	$0.28

NOTE 5. Restructuring Charges

Our remaining restructuring accrual as of March 31, 2012 was $0.3 million. This was a reduction from the December 31, 2011 accrual of $0.6 million due to cash payments made and changes in estimate, partially offset by restructuring expense. We expect the facility closings and personnel changes to be completed by the middle of 2012.

All severance charges are included in Salaries and benefits and all lease obligation and closing costs are included in General and administrative in the Consolidated Statements of Income.

The following table displays the activity and balances of the restructuring reserves in the Consolidated Balance Sheets (in thousands):

	Hub	Hub		Mode	Hub
	Headcount	Consolidation	Hub	Headcount	Group
	Reduction	of Facilities	Total	Reduction	Total
Balance at December 31, 2011	$364	$137	$501	$113	$614
Restructuring expenses	9	23	32	—	32
Change in estimate	(39)	(23)	(62)	(2)	(64)
Cash payments made	(109)	(41)	(150)	(90)	(240)

Balance at March 31, 2012	$225	$96	$321	$21	$342

NOTE 6. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of March 31, 2012 and December 31, 2011 due to their short-term nature.

Cash and cash equivalents included $52.7 million as of March 31, 2012 which is held in an interest-bearing cash deposit account. Cash and cash equivalents as of December 31, 2011 included $42.5 million invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities.

Restricted investments included $15.8 million and $14.3 million as of March 31, 2012 and December 31, 2011, respectively, of mutual funds which are reported at fair value.

The fair value measurement of cash equivalents and restricted investments is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 7. Capital Lease and Financing Arrangements

We have standby letters of credit that expire at various dates in 2012. As of March 31, 2012, the outstanding letters of credit totaled $2.6 million.

We had $47.4 million of unused and available borrowings under our bank revolving line of credit as of March 31, 2012. We were in compliance with our debt covenants as of March 31, 2012.

On August 1, 2011, we entered into an agreement to lease 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease. Interest on this capital lease obligation is based on interest rates that approximate currently available interest rates.

We paid interest of $0.2 million related to this capital lease during the quarter ended March 31, 2012.

NOTE 8. Guarantees

As a recruiting tool and a benefit to our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors. The guarantees expire at various dates beginning in 2012 thru 2019.

The potential maximum exposure under these lease guarantees was approximately $32.4 million and $24.0 million as of March 31, 2012 and December 31, 2011, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of March 31, 2012 and December 31, 2011. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner-operator who would assume the lease. There were no material defaults during the periods ended March 31, 2012 and December 31, 2011 and no potential material defaults.

We had a liability of approximately $0.7 million as of March 31, 2012 and $0.5 million as of December 31, 2011 for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis which is included in non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 9. Commitments and Contingencies

On March 7, 2012, we entered into equipment purchase contracts, for the acquisition of 1,000 53’ containers. We expect the total cost of purchasing the containers to be approximately $11.0 million. We expect to take delivery of the equipment between June and October 2012.

NOTE 10. Legal Matters

We are a party to litigation incident to our business, including bankruptcy preference claims, claims for personal injury and/or property damage, freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we defend those ourselves. We do not believe that the outcome of this litigation will have a materially adverse effect on our financial position or results of operations.

NOTE 11. New Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Topic 820—Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards. The guidance does not extend the use of fair value accounting. We adopted this guidance effective January 1, 2012, as required, and the adoption did not have a significant impact to our consolidated financial statements.

In June 2011, the FASB issued an update to Topic 220—Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that we present components of comprehensive income in either one continuous or two separate, but consecutive, financial statements and no longer permits the presentation of comprehensive income in the Consolidated Statement of Shareholders’ Equity. We adopted this new guidance effective January 1, 2012, as required. The adoption did not have a significant impact on our consolidated financial statements. We are now presenting components of comprehensive income on one statement, our unaudited Consolidated Statements of Income and Other Comprehensive Income.

NOTE 12. Subsequent Event

On April 20, 2012, we entered into an equipment purchase contract for the acquisition of 1,000 53’ containers. We expect the cost of purchasing the containers to be approximately $12.0 million. We expect to take delivery of the equipment between July and September 2012.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this quarterly report. Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;

•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;

•	changes in rail service conditions or adverse weather conditions;

•	further consolidation of railroads;

•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;

•	changes in rail, drayage and trucking company capacity;

•	railroads moving away from ownership of intermodal assets;

•	equipment shortages or equipment surplus;

•	changes in the cost of services from rail, drayage, truck or other vendors;

•	increases in costs for independent contractors due to regulatory, judicial and legal changes;

•	labor unrest in the rail, drayage or trucking company communities;

•	general economic and business conditions;

•	inability to successfully protect our data against cyber attacks;

•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;

•	fuel shortages or fluctuations in fuel prices;

•	increases in interest rates;

•	changes in homeland security or terrorist activity;

•	difficulties in maintaining or enhancing our information technology systems;

•	changes to or new governmental regulations;

•	significant increases to health insurance costs due to the Health Care and Education Reconciliation Act of 2010;

•	loss of several of our largest customers and Mode agents;

•	inability to recruit and retain key personnel and Mode sales agents and IBOs;

•	inability to recruit and maintain drivers and owner-operators;

•	changes in insurance costs and claims expense;

•	changes to current laws which will aid union organizing efforts; and

•	inability to close and successfully integrate any future business combinations, including Mode.

EXECUTIVE SUMMARY

Hub Group, Inc. (“we”, “us” or “our”) now reports two distinct business segments, Hub and Mode. The Mode segment includes only the business we acquired on April 1, 2011. The Hub segment includes all business other than Mode. Hub Group (as opposed to just Hub), refers to the consolidated results for the whole company, including both the Mode and Hub segments. For the segment financial results, refer to Note 3.

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

Approximately 64% of the Hub segment’s drayage services are provided by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of March 31, 2012, Comtrak owned 285 tractors, leased or owned 450 trailers, employed 243 drivers and contracted with 2,001 owner-operators.

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

Hub’s top 50 customers represent approximately 63% of the Hub segment revenue for the quarter ended March 31, 2012. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 96 Independent Business Owners (IBOs) who sell and operate the business throughout North America and 130 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Downers Grove, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 37% of the Mode segment revenue for the quarter ended March 31, 2012. We closely monitor revenue and margin for these customers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended March 31:

	Three Months				Three Months
	Ended March 31, 2012				Ended March 31, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$404,171	$82,223	$(9,242)	$477,152	$336,681	$—	$—	$336,681
Truck brokerage	80,024	79,937	(962)	158,999	84,686	—	—	84,686
Logistics	79,017	25,023	(306)	103,734	64,012	—	—	64,012

Total revenue	$563,212	$187,183	$(10,510)	$739,885	$485,379	$—	$—	$485,379

Revenue

Hub Group’s revenue increased 52.4% to $739.9 million in 2012 from $485.4 million in 2011.

The Hub segment revenue increased 16.0% to $563.2 million. Intermodal revenue increased 20% to $404.2 million due to a 15% increase in loads and a 5% increase in fuel, price, and mix. Truck brokerage revenue decreased 6% to $80.0 million due to a 3% decline in volume and a net decrease in price, fuel and mix. Our length of haul for truck brokerage was down 6% or 40 miles. Logistics revenue increased 23% to $79.0 million related primarily to existing customer growth.

Mode revenue for the quarter was $187.2 million.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2012				Ended March 31, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$563,212	$187,183	$(10,510)	$739,885	$485,379	$—	$—	$485,379
Transportation costs	501,694	164,959	(10,510)	656,143	428,072	—	—	428,072

Gross margin	61,518	22,224	—	83,742	57,307	—	—	57,307

Costs and expenses:
Salaries and benefits	29,080	4,219	—	33,299	26,801	—	—	26,801
Agent fees and commissions	634	13,061	—	13,695	751	—	—	751
General and administrative	10,732	1,845	—	12,577	12,059	—	—	12,059
Depreciation and amortization	1,121	539	—	1,660	936	—	—	936

Total costs and expenses	41,567	19,664	—	61,231	40,547	—	—	40,547

Operating income	$19,951	$2,560	$—	$22,511	$16,760	$—	$—	$16,760

Gross Margin

Hub Group’s gross margin increased 46.1% to $83.7 million in 2012 from $57.3 million in 2011. Hub Group’s gross margin as a percentage of sales decreased to 11.3% as compared to last year’s 11.8% margin.

The Hub segment gross margin increased 7.3% to $61.5 million. The Hub segment margin increase of $4.2 million came primarily from intermodal. Intermodal margin increased because of our volume growth, price increases and performing more of our own drayage. Logistics also contributed to the margin increase. These increases were partially offset by a decline in truck brokerage margin. As a percentage of revenue, the Hub segment gross margin decreased to 10.9% in 2012 from 11.8% in 2011. This decrease is due to intermodal yield being down since we had higher than anticipated cost increases from certain key carriers, fuel cost increases and due to logistics yield being down since we are doing more transactional as opposed to management fee business.

Mode’s gross margin for the period was $22.2 million, which is 11.9% as a percentage of revenue.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2012	2011
Revenue	100.0%	100.0%

Transportation costs	88.7	88.2

Gross margin	11.3	11.8
Costs and expenses:
Salaries and benefits	4.5	5.5
Agent fees and commissions	1.9	0.1
General and administrative	1.7	2.5
Depreciation and amortization	0.2	0.2

Total costs and expenses	8.3	8.3

Operating income	3.0	3.5

Other income:
Interest and dividend income	0.0	0.0

Total other income	0.0	0.0

Income before provision for income taxes	3.0	3.5

Provision for income taxes	1.2	1.3

Net income	1.8%	2.2%

Salaries and Benefits

Hub Group’s salaries and benefits increased to $33.3 million in 2012 from $26.8 million in 2011. As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.5% in 2012 from 5.5% in 2011 due to increased revenue and the acquisition of Mode. Mode’s business model of using IBOs and sales agents to market and operate their freight versus Hub’s employee model lowered salaries and benefit expense as a percentage of revenue.

The Hub segment salaries and benefits increase of $2.3 million was due to increases in salaries of $1.4 million, an increase in employee bonuses of $0.6 million, compensation related to restricted stock awards of $0.3 million and payroll taxes of $0.1 million, offset by a decrease in commissions of $0.1 million.

Mode’s salaries and benefits expense was approximately $4.2 million.

Hub Group’s headcount as of March 31, 2012 was 1,356, which excludes drivers, as driver costs are included in transportation costs.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $13.7 million in 2012 from $0.8 million in 2011. As a percentage of revenue, these expenses increased to 1.9% in 2012 from 0.1% in 2011. The increase in the expense and the percentage of revenue was primarily related to the Mode acquisition and Mode’s IBO model.

General and Administrative

Hub Group’s general and administrative expenses increased to $12.6 million in 2012 from $12.1 million in 2011. As a percentage of revenue, these expenses decreased to 1.7% in 2012 from 2.5% in 2011.

The Hub segment decrease of $1.3 million in general and administrative expense resulted primarily from acquisition-related costs of $1.7 million associated with the Mode purchase in 2011 that did not reoccur in 2012.

Mode’s general and administrative expense was approximately $1.8 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $1.7 million from $0.9 million in 2011. This expense as a percentage of revenue remained constant at 0.2% in both 2012 and 2011.

The increase in expense was related primarily to Mode.

Other Income (Expense)

Hub Group’s interest expense increased to $0.3 million in 2012 from $0.01 million in 2011. This increase was due primarily to interest on capital leases for chassis.

Interest and dividend income remained consistent at $0.03 million in 2012 and 2011.

Other income, net, decreased to $0.02 million of expense in 2012 from $0.2 million of income in 2011. The decrease in other income was primarily due to currency translation loss for the quarter ended March 31, 2012 while there was a gain in 2011.

Provision for Income Taxes

The provision for income taxes increased to $8.6 million in 2012 from $6.5 million in 2011. We provided for income taxes using an effective rate of 38.5% in 2012 and an effective rate of 38.2% in 2011. The 2012 effective tax rate was higher due primarily to an increase in state taxes related to our acquisition of Mode.

Net Income

Net income increased to $13.7 million in 2012 from $10.5 million in 2011 due primarily to the higher Hub segment operating income and the inclusion of Mode’s results for the three months ended March 31, 2012.

Earnings Per Common Share

Basic earnings per share were $0.37 in 2012 and $0.28 in 2011. Basic earnings per share increased due to the increase in net income.

Diluted earnings per share were $0.37 in 2012 and $0.28 in 2011. Diluted earnings per share increased due to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2012, we funded operations, capital expenditures and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations and cash on hand.

Cash provided by operating activities for the quarter ended March 31, 2012 was approximately $22.8 million, which resulted primarily from income of $13.7 million adjusted for non-cash charges of $10.4 million offset by the change in operating assets and liabilities of $1.3 million.

The Mode acquisition has negatively affected our operating cash flows as the Mode business model has a larger variance between days payable outstanding and days sales outstanding than the Hub segment has historically experienced.

Net cash used in investing activities for the quarter ended March 31, 2012 was $17.1 million and related primarily to the purchase of land for our new corporate headquarters of $10.0 million, computer related hardware and software of $3.2 million, containers of $2.1 million and leasehold improvements of $1.3 million. We expect capital expenditures to be between $60 million and $70 million in 2012. Between $20 million and $30 million is for our corporate headquarters, which is a two year project. Another $24 million is for containers and the majority of the remainder is for technology related investments.

The net cash used in financing activities for the quarter ended March 31, 2012 was $2.1 million. We used $1.7 million of cash to purchase treasury stock, $0.5 million for capital lease payments and reported $0.1 million of excess tax benefits from share-based compensation as a financing cash in-flow.

We have standby letters of credit that expire at various dates in 2012. As of March 31, 2012, the outstanding letters of credit were $2.6 million.

We had $47.4 million of unused and available borrowings under our bank revolving line of credit as of March 31, 2012. We were in compliance with our debt covenants as of March 31, 2012.

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

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2012. Except as set forth below, there have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HUB GROUP, INC.

DATE: April 30, 2012	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.