Form 10-Q
period 2012-06-30
HUB GROUP INC
filed 2012-08-01
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012 or

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

Act).      Yes  ☐   No   ☒

On July 25, 2012, the registrant had 37,110,806 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,185	$49,091
Accounts receivable trade, net	357,645	326,537
Accounts receivable other	22,658	23,878
Prepaid taxes	1,003	2,392
Deferred taxes	5,523	4,838
Prepaid expenses and other current assets	12,386	9,056

TOTAL CURRENT ASSETS	451,400	415,792

Restricted investments	15,436	14,323
Property and equipment, net	131,988	124,587
Other intangibles, net	20,842	21,667
Goodwill, net	263,361	263,470
Other assets	2,257	2,845

TOTAL ASSETS	$885,284	$842,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$211,067	$204,693
Accounts payable other	20,792	17,289
Accrued payroll	12,465	16,721
Accrued other	30,094	29,962
Current portion of capital lease	2,271	2,237

TOTAL CURRENT LIABILITIES	276,689	270,902

Non-current liabilities	18,169	17,717
Non-current portion of capital lease	22,279	23,436
Deferred taxes	96,757	91,764

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2012 and 2011	—	—

Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2012 and 2011; 37,111,252 outstanding in 2012 and 36,860,260 shares outstanding in 2011	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2012 and 2011	7	7
Additional paid-in capital	164,459	168,800
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	431,802	401,188
Accumulated other comprehensive income	2	4
Treasury stock; at cost, 4,113,540 shares in 2012 and 4,364,532 shares in 2011	(109,834)	(116,088)

TOTAL STOCKHOLDERS’ EQUITY	471,390	438,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$885,284	$842,684

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenue	$778,312	$751,201	$1,518,197	$1,236,580
Transportation costs	690,954	666,472	1,347,097	1,094,544

Gross margin	87,358	84,729	171,100	142,036
Costs and expenses:
Salaries and benefits	31,436	32,722	64,735	59,523
Agent fees and commissions	13,601	13,765	27,296	14,516
General and administrative	12,734	12,852	25,311	24,911
Depreciation and amortization	1,737	1,472	3,397	2,408

Total costs and expenses	59,508	60,811	120,739	101,358

Operating income	27,850	23,918	50,361	40,678

Other income (expense):
Interest expense	(301)	(69)	(608)	(83)
Interest and dividend income	33	45	67	77
Other, net	(18)	60	(41)	269

Total other (expense) income	(286)	36	(582)	263

Income before provision for income taxes	27,564	23,954	49,779	40,941

Provision for income taxes	10,612	9,564	19,165	16,053

Net income	$16,952	$14,390	$30,614	$24,888

Other comprehensive income:
Foreign currency translation adjustments	(3)	—	(2)	—

Total comprehensive income	$16,949	$14,390	$30,612	$24,888

Basic earnings per common share	$0.46	$0.39	$0.83	$0.67

Diluted earnings per common share	$0.46	$0.39	$0.82	$0.67

Basic weighted average number of shares outstanding	37,070	36,901	37,057	36,893

Diluted weighted average number of shares outstanding	37,190	37,060	37,167	37,041

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$30,614	$24,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,004	6,292
Deferred taxes	4,432	2,733
Compensation expense related to share-based compensation plans	3,229	2,433
Gain on sale of assets	(48)	(8)
Excess tax benefits from share-based compensation	(83)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Restricted investments	(1,113)	(1,043)
Accounts receivable, net	(29,883)	(62,743)
Prepaid taxes	1,389	169
Prepaid expenses and other current assets	(3,329)	(3,976)
Other assets	589	305
Accounts payable	9,877	31,079
Accrued expenses	(741)	8,445
Non-current liabilities	200	1,400

Net cash provided by operating activities	26,137	9,974

Cash flows from investing activities:
Proceeds from sale of equipment	643	214
Purchases of property and equipment	(21,043)	(15,281)
Cash used in acquisitions, net of cash acquired	(300)	(90,909)

Net cash used in investing activities	(20,700)	(105,976)

Cash flows from financing activities:
Proceeds from stock options exercised	45	26
Stock tendered for payments of withholding taxes	(1,770)	(1,477)
Capital lease payments	(1,107)	—
Excess tax benefits from share-based compensation	492	584

Net cash used in financing activities	(2,340)	(867)

Effect of exchange rate changes on cash and cash equivalents	(3)	4

Net increase (decrease) in cash and cash equivalents	3,094	(96,865)
Cash and cash equivalents beginning of period	49,091	115,144

Cash and cash equivalents end of period	$52,185	$18,279

Supplemental disclosures of cash paid for:
Interest	$626	$83
Income taxes	$12,556	$7,529

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2012 and results of operations for the three months and six months ended June 30, 2012 and 2011.

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

NOTE 2. Acquisition

The following unaudited pro forma consolidated results of operations for 2011 assume that the acquisition of Mode was completed as of January 1, 2011 (in thousands, except for per share amounts):

Six Months Ended
June 30, 2011
Revenue	$1,414,858
Net income	$25,701
Earnings per share
Basic	$0.70
Diluted	$0.69

The unaudited pro forma consolidated results for the six month period was prepared using the acquisition method of accounting and are based on the historical financial information of Hub and Mode. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the consolidated results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2011.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended June 30, 2012				Ended June 30, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$595,888	$194,292	$(11,868)	$778,312	$560,418	$193,248	$(2,465)	$751,201
Transportation costs	531,080	171,742	(11,868)	690,954	497,832	171,105	(2,465)	666,472

Gross margin	64,808	22,550	—	87,358	62,586	22,143	—	84,729

Costs and expenses:
Salaries and benefits	27,590	3,846	—	31,436	28,111	4,611	—	32,722
Agent fees and commissions	490	13,111	—	13,601	638	13,127	—	13,765
General and administrative	10,707	2,027	—	12,734	10,264	2,588	—	12,852
Depreciation and amortization	1,099	638	—	1,737	951	521	—	1,472

Total costs and expenses	39,886	19,622	—	59,508	39,964	20,847	—	60,811

Operating income	$24,922	$2,928	$—	$27,850	$22,622	$1,296	$—	$23,918

Capital expenditures	$3,580	$450	$—	$4,030	$10,374	$27	$—	$10,401

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended June 30, 2012				Ended June 30, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$431,894	$86,048	$(10,931)	$507,011	$396,298	$85,150	$(2,092)	$479,356
Truck brokerage	80,094	81,379	(581)	160,892	89,764	81,180	(373)	170,571
Logistics	83,900	26,865	(356)	110,409	74,356	26,918	—	101,274

Total revenue	$595,888	$194,292	$(11,868)	$778,312	$560,418	$193,248	$(2,465)	$751,201

	Six Months				Six Months
	Ended June 30, 2012				Ended June 30, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,159,100	$381,475	$(22,378)	$1,518,197	$1,045,797	$193,248	$(2,465)	$1,236,580
Transportation costs	1,032,773	336,702	(22,378)	1,347,097	925,904	171,105	(2,465)	1,094,544

Gross margin	126,327	44,773	—	171,100	119,893	22,143	—	142,036

Costs and expenses:
Salaries and benefits	56,671	8,064	—	64,735	54,912	4,611	—	59,523
Agent fees and commissions	1,125	26,171	—	27,296	1,389	13,127	—	14,516
General and administrative	21,438	3,873	—	25,311	22,323	2,588	—	24,911
Depreciation and amortization	2,221	1,176	—	3,397	1,887	521	—	2,408

Total costs and expenses	81,455	39,284	—	120,739	80,511	20,847	—	101,358

Operating income	$44,872	$5,489	$—	$50,361	$39,382	$1,296	$—	$40,678

Capital expenditures	$20,322	$721	$—	$21,043	$15,254	$27	$—	$15,281

The following tables summarize our revenue by segment and business line (in thousands):

	Six Months				Six Months
	Ended June 30, 2012				Ended June 30, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$836,064	$168,270	$(20,173)	$984,161	$732,979	$85,150	$(2,092)	$816,037
Truck brokerage	160,118	161,316	(1,543)	319,891	174,450	81,180	(373)	255,257
Logistics	162,918	51,889	(662)	214,145	138,368	26,918	—	165,286

Total revenue	$1,159,100	$381,475	$(22,378)	$1,518,197	$1,045,797	$193,248	$(2,465)	$1,236,580

	As of June 30, 2012				As of December 31, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$729,117	$159,829	$(3,662)	$885,284	$684,609	$162,972	$(4,897)	$842,684

Goodwill	$233,972	$29,389	$—	$263,361	$234,081	$29,389	$—	$263,470

NOTE 4. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2012	2011	2012	2011
Net income for basic and diluted earnings per share	$16,952	$14,390	$30,614	$24,888

Weighted average shares outstanding – basic	37,070	36,901	37,057	36,893
Dilutive effect of stock options and restricted stock	120	159	110	148

Weighted average shares outstanding – diluted	37,190	37,060	37,167	37,041

Earnings per share – basic	$0.46	$0.39	$0.83	$0.67

Earnings per share – diluted	$0.46	$0.39	$0.82	$0.67

NOTE 5. Restructuring Charges

Our remaining restructuring accrual as of June 30, 2012 was $0.05 million. This was a reduction from the December 31, 2011 accrual of $0.6 million due to cash payments made and changes in estimate, partially offset by restructuring expense during the first quarter.

All severance charges are included in salaries and benefits and all lease obligation and closing costs are included in general and administrative in the Consolidated Statements of Income and Other Comprehensive Income.

The following table displays the activity and balances of the restructuring reserves in the Consolidated Balance Sheets (in thousands):

	Hub	Hub		Mode	Hub
	Headcount	Consolidation	Hub	Headcount	Group
	Reduction	of Facilities	Total	Reduction	Total
Balance at December 31, 2011	$364	$137	$501	$113	$614
Restructuring expenses	9	23	32	—	32
Change in estimate	(39)	(23)	(62)	(2)	(64)
Cash payments made	(109)	(41)	(150)	(90)	(240)

Balance at March 31, 2012	$225	$96	$321	$21	$342
Restructuring expenses	—	—	—	—	—
Change in estimate	(9)	(49)	(58)	1	(57)
Cash payments made	(211)	(23)	(234)	(6)	(240)

Balance at June 30, 2012	$5	$24	$29	$16	$45

NOTE 6. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2012 and December 31, 2011 due to their short-term nature.

Cash and cash equivalents as of December 31, 2011 included $42.5 million invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities.

Restricted investments included $15.4 million and $14.3 million as of June 30, 2012 and December 31, 2011, respectively, of mutual funds which are reported at fair value.

The fair value measurement of cash equivalents and restricted investments is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 7. Capital Lease and Financing Arrangements

We have standby letters of credit that expire at various dates in 2012 and 2013. As of June 30, 2012, the outstanding letters of credit totaled $2.6 million.

We had $47.4 million of unused and available borrowings under our bank revolving line of credit as of June 30, 2012. We were in compliance with our debt covenants as of June 30, 2012.

Beginning August 1, 2011, we entered into an agreement to lease 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease. Interest on this capital lease obligation is based on interest rates that approximate currently available interest rates.

We paid interest of $0.2 million related to this capital lease during the quarter ended June 30, 2012 and $0.5 million during the six months ended June 30, 2012.

NOTE 8. Guarantees

As a recruiting tool and a benefit to our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors. The guarantees expire at various dates beginning in 2012 through 2018.

The potential maximum exposure under these lease guarantees was approximately $40.0 million and $24.0 million as of June 30, 2012 and December 31, 2011, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of June 30, 2012 and December 31, 2011. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner-operator who would assume the lease. There were no material defaults during the periods ended June 30, 2012 and December 31, 2011 and no potential material defaults.

We had a liability of approximately $0.8 million as of June 30, 2012 and $0.5 million as of December 31, 2011, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 9. Commitments and Contingencies

We have entered into equipment purchase contracts for the acquisition of 2,100 53’ containers. We expect the total cost of purchasing the containers to be approximately $24.1 million. We expect to take delivery of the equipment between July and October 2012.

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

Approximately 64% of the Hub segment’s drayage services are provided by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of June 30, 2012, Comtrak owned 277 tractors, leased or owned 448 trailers, employed 241 drivers and contracted with 2,073 owner-operators.

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

Hub’s yield management group works with pricing and operations to enhance Hub’s customer margins. We are working on margin enhancement projects including matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, using Comtrak more, and reviewing and improving low margin loads, lanes and customers.

Hub’s top 50 customers represent approximately 62% of the Hub segment revenue for the six months ended June 30, 2012. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 95 Independent Business Owners “IBOs” who sell and operate the business throughout North America and 125 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Downers Grove, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 38% of the Mode segment revenue for the six months ended June 30, 2012. We closely monitor revenue and margin for these customers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended June 30:

	Three Months				Three Months
	Ended June 30, 2012				Ended June 30, 2011
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Intermodal	$431,894	$86,048	$(10,931)	$507,011	$396,298	$85,150	$(2,092)	$479,356
Truck brokerage	80,094	81,379	(581)	160,892	89,764	81,180	(373)	170,571
Logistics	83,900	26,865	(356)	110,409	74,356	26,918	—	101,274

Total revenue	$595,888	$194,292	$(11,868)	$778,312	$560,418	$193,248	$(2,465)	$751,201

Revenue

Hub Group’s revenue increased 3.6% to $778.3 million in 2012 from $751.2 million in 2011.

The Hub segment revenue increased 6.3% to $595.9 million. Hub intermodal revenue increased 9% to $431.9 million due to a 9% increase in loads. Higher prices were offset by lower fuel and mix. Hub truck brokerage revenue decreased 11% to $80.1 million due to a 7% shorter length of haul, lower fuel and a 1% decrease in loads. The truck brokerage market is challenging due to increased competition, muted overall macro demand and a generally balanced truckload market. Hub logistics revenue increased 13% to $83.9 million related primarily to a combination of existing and new customer growth.

Mode revenue increased 0.5% to $194.3 million in 2012 from $193.2 million in 2011. Mode business was relatively flat across all three business lines.

Gross Margin

Hub Group’s gross margin increased 3.1% to $87.4 million in 2012 from $84.7 million in 2011.

The Hub segment gross margin increased 3.6% to $64.8 million. Hub’s $2.2 million margin increase is due primarily to growth in intermodal margin. Intermodal margin growth came primarily from 9% volume growth. In addition, price increases, turning our containers more quickly and doing more of our own drayage also contributed to the increase in margin. We have 495 more drivers than we had at this time last year. Logistics margin increased by $0.5 million and truck brokerage margin decreased by $0.8 million. Hub’s gross margin as a percentage of sales decreased to 10.9% as compared to last year’s 11.2% margin. This decrease is due to lower intermodal and logistics yields.

Mode’s gross margin increased 1.8% to $22.6 million in 2012 from $22.1 million in 2011 due to an increase in yields in all service lines. Mode’s gross margin as a percentage of revenue increased to 11.6% in 2012 from 11.5% in 2011.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	June 30,
	2012	2011
Revenue	100.0%	100.0%
Transportation costs	88.8	88.7

Gross margin	11.2	11.3

Costs and expenses:
Salaries and benefits	4.0	4.4
Agent fees and commissions	1.8	1.8
General and administrative	1.6	1.7
Depreciation and amortization	0.2	0.2

Total costs and expenses	7.6	8.1

Operating income	3.6	3.2

Salaries and Benefits

As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.0% in 2012 from 4.4% in 2011 due to increased revenue and lower salary and benefit costs due to lower bonus expense in 2012. Hub Group’s salaries and benefits decreased to $31.4 million in 2012 from $32.7 million in 2011. The decrease in employee bonuses of $2.4 million was partially offset by an increase in salaries and benefits of $1.1 million.

The Hub segment decrease of $0.5 million was due to decreases in employee bonuses of $2.3 million and commissions of $0.2 million. These decreases were partially offset by increases in salaries expense of $1.6 million, compensation related to restricted stock awards of $0.3 million and employee benefits of $0.1 million. The increase in salaries is primarily the result of merit increases and a headcount increase of 101 employees.

Mode’s salaries and benefits expense decreased to $3.8 million in 2012 from $4.6 million in 2011. The decrease was due to the 2011 restructuring plan.

Hub Group’s headcount as of June 30, 2012 was 1,362, which excludes drivers, as driver costs are included in transportation costs.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses decreased to $13.6 million in 2012 from $13.8 million in 2011. As a percentage of revenue, these expenses remained consistent at 1.8% in 2012 and 2011.

General and Administrative

Hub Group’s general and administrative expenses decreased to $12.7 million in 2012 from $12.9 million in 2011. As a percentage of revenue, these expenses decreased slightly to 1.6% in 2012 from 1.7% in 2011.

The Hub segment increase of $0.4 million was due primarily to increases in outside consultant expenses of $0.5 million and employee training of $0.2 million, partially offset by a decrease in office and rent expense of $0.2 million and equipment lease expense of $0.1 million.

Mode’s general and administrative expenses decreased to $2.0 million in 2012 from $2.6 million in 2011. The decrease was primarily due to the reduction of rent expense from the relocation of our Mode Memphis office to our Comtrak Memphis location. Mode had $0.3 million of integration costs in 2011 that did not reoccur in 2012.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $1.7 million in 2012 from $1.5 million in 2011. The increase in expense was primarily related to the addition of new furniture and fixtures and computer hardware and software.

This expense as a percentage of revenue remained constant at 0.2% in both 2012 and 2011.

Other Income (Expense)

Hub Group’s interest expense increased to $0.3 million in 2012 from $0.1 million in 2011. This increase was due primarily to interest on capital leases for chassis.

Interest and dividend income remained consistent in 2012 and 2011.

Other income decreased to $0.02 million of expense in 2012 from $0.06 million of income in 2011. The decrease in other income was primarily due to currency translation loss for the quarter ended June 30, 2012 while there was a gain in 2011.

Provision for Income Taxes

The provision for income taxes increased to $10.6 million in 2012 from $9.6 million in 2011. Our 2012 increase in pretax income more than offset our lower 2012 effective tax rate. Our effective rate was 38.5% in 2012 and 39.9% in 2011. The 2011 rate was higher primarily due to the impact of the Mode acquisition in 2011 on our deferred tax liability.

Net Income

Net income increased to $17.0 million in 2012 from $14.4 million in 2011 due primarily to higher gross margin at both the Hub and Mode segments and lower costs and expenses at the Mode segment.

Earnings Per Common Share

Basic earnings per share were $0.46 in 2012 and $0.39 in 2011. Basic earnings per share increased primarily due to the increase in net income.

Diluted earnings per share were $0.46 in 2012 and $0.39 in 2011. Diluted earnings per share increased primarily due to the increase in net income.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table summarizes our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2012				Ended June 30, 2011
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Intermodal	$836,064	$168,270	$(20,173)	$984,161	$732,979	$85,150	$(2,092)	$816,037
Truck brokerage	160,118	161,316	(1,543)	319,891	174,450	81,180	(373)	255,257
Logistics	162,918	51,889	(662)	214,145	138,368	26,918	—	165,286

Total revenue	$1,159,100	$381,475	$(22,378)	$1,518,197	$1,045,797	$193,248	$(2,465)	$1,236,580

Revenue

Hub Group’s revenue increased 22.8% to $1.5 billion in 2012 from $1.2 billion in 2011.

The Hub segment revenue increased 10.8% to $1.2 billion. Hub intermodal revenue increased 14% to $836.1 million due to a 12% increase in loads and an increase for fuel and prices offset by lower mix. Hub truck brokerage revenue decreased 8% to $160.1 million due to a 6% shorter length of haul and a 2% decrease in loads. Hub logistics revenue increased 18% to $162.9 million related primarily to a combination of existing and new customer growth.

The Mode segment revenue was $381.5 million which increased from $193.2 million due to being owned by Hub Group for the full six months in 2012 versus three months in 2011.

Gross Margin

Hub Group gross margin increased 20.5% to $171.1 million in 2012 from $142.0 million in 2011.

The Hub segment gross margin increased 5.4% to $126.3 million. Hub’s $6.4 million gross margin increase came primarily from Hub intermodal. Hub intermodal margin grew primarily due to 12% volume growth. In addition, we performed more of our own drayage, improved equipment utilization and increased prices, which contributed to the margin growth. As a percentage of Hub segment revenue, gross margin decreased to 10.9% in 2012 from 11.5% in 2011. This decrease is due to intermodal yield being down since we had higher than anticipated cost increases from certain key carriers, fuel cost increases and due to logistics yield being down since we are doing more transactional as opposed to management fee business.

The Mode segment gross margin for the period was $44.8 million, which is 11.7% as a percentage of Mode’s revenue. The increase in gross margin is primarily due to Mode being owned by Hub Group for the six months in 2012 versus three months in 2011.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended
	June 30,
	2012	2011
Revenue	100.0%	100.0%
Transportation costs	88.7	88.5

Gross margin	11.3	11.5
Costs and expenses:
Salaries and benefits	4.3	4.8
Agent fees and commissions	1.8	1.2
General and administrative	1.7	2.0
Depreciation and amortization	0.2	0.2

Total costs and expenses	8.0	8.2
Operating income	3.3	3.3

Salaries and Benefits

Hub Group’s salaries and benefits increased to $64.7 million in 2012 from $59.5 million in 2011. As a percentage of revenue, salaries and benefits decreased to 4.3% in 2012 from 4.8% in 2011 due to increased revenue and the inclusion of Mode for the full six months in 2012 versus three months in 2011. Mode’s business model of using IBO’s to market and operate their freight versus Hub’s employee model lowered salaries and benefit expense as a percentage of revenue.

The Hub segment salaries and benefits increase of $1.8 million was due primarily to increases in salaries of $3.0 million, compensation related to restricted stock awards of $0.6 million, employee benefits of $0.1 million and payroll tax expense of $0.1 million. These increases were partially offset by decreases in employee bonuses of $1.7 million and commissions of $0.3 million.

As Mode was owned by Hub Group for six months in 2012 versus three months in 2011, Mode’s expense increased $3.5 million year over year.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $27.3 million in 2012 from $14.5 million in 2011. As a percentage of revenue, these expenses increased to 1.8% in 2012 from 1.2% in 2011. The increase in expense and the percentage of revenue was primarily related to the April 1, 2011 acquisition of Mode and Mode’s IBO model being included for the full six months in 2012 versus three months in 2011.

General and Administrative

Hub Group’s general and administrative expenses increased to $25.3 million in 2012 from $24.9 million in 2011. As a percentage of revenue, these expenses decreased to 1.7% in 2012 from 2.0% in 2011.

The Hub segment decrease of $0.9 million was due primarily to $1.7 million of expenses associated with the Mode acquisition purchase in 2011 that did not reoccur in 2012, partially offset by an increase in outside consultant expenses of $0.9 million.

The increase in expense related to Mode was approximately $1.3 million due to Mode being included for the full six months in 2012 versus three months in 2011.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $3.4 million in 2012 from $2.4 million in 2011. This expense as a percentage of revenue remained constant at 0.2% in both 2012 and 2011.

The increase in expense was related to Mode being owned by Hub Group for six months in 2012 versus three months in 2011 and more depreciation related to the addition of computer hardware and software, leasehold improvements and furniture and fixtures.

Other Income (Expense)

Hub Group’s interest expense increased to $0.6 million in 2012 from $0.1 million in 2011. This increase was due primarily to interest on capital leases for chassis.

Interest and dividend income remained consistent in 2012 and 2011.

Other income decreased to $0.04 million of expense in 2012 from $0.3 million of income in 2011. The decrease in other income was primarily due to currency translation loss for 2012 while there was a gain in 2011.

Provision for Income Taxes

The provision for income taxes increased to $19.2 million in 2012 from $16.1 million in 2011. Our 2012 increase in pretax income more than offset our lower 2012 effective tax rate. Our effective rate was 38.5% in 2012 and 39.2% in 2011. The 2011 rate was higher primarily due to the impact of 2011 acquisitions on our deferred tax liability.

Net Income

Net income increased to $30.6 million in 2012 from $24.9 million in 2011 due primarily to higher gross margin and due to Mode being included for the full six months in 2012 versus three months in 2011.

Earnings Per Common Share

Basic earnings per share increased to $0.83 in 2012 from $0.67 in 2011. Basic earnings per share increased primarily due to the increase in net income.

Diluted earnings per share increased to $0.82 in 2012 from $0.67 in 2011. Diluted earnings per share increased primarily due to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2012, we have funded operations, capital expenditures, acquisitions and stock purchases related to employee withholding upon vesting of restricted stock with cash flows from operations.

Cash provided by operating activities for the six months ended June 30, 2012 was approximately $26.1 million, which resulted primarily from income of $30.6 million and adjustments for non-cash charges of $18.5 million partially offset by the change in operating assets and liabilities of $23.0 million.

The Mode acquisition has negatively affected our operating cash flows as the Mode business model has a larger variance between days payable outstanding and days sales outstanding than the Hub segment has historically experienced.

Net cash used in investing activities for the six months ended June 30, 2012 was $20.7 million and related primarily to the purchase of land for our new corporate headquarters of $10.0 million, containers and transportation equipment of $4.5 million, computer related hardware and software of $4.3 million and leasehold improvements of $1.4 million. We expect capital expenditures to be between $60 million and $70 million in 2012. Between $20 million and $30 million is for our corporate headquarters, which is a two year project. Another $26 million is for containers, $2 million is for replacements of refrigerated trailers and the majority of the remainder is for technology related investments.

The net cash used in financing activities for the six months ended June 30, 2012 was $2.3 million. We used $1.8 million of cash to purchase treasury stock for payments of withholding taxes related to stock compensation, $1.1 million for capital lease payments and reported $0.5 million of excess tax benefits from share-based compensation as a financing cash in-flow.

We have standby letters of credit that expire at various dates in 2012 and 2013. As of June 30, 2012, the outstanding letters of credit totaled $2.6 million.

We had $47.4 million of unused and available borrowings under our bank revolving line of credit as of June 30, 2012. We were in compliance with our debt covenants as of June 30, 2012.

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

As of June 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2012. Except as set forth below, there have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HUB GROUP, INC.

DATE: August 1, 2012	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.