Form 10-Q
period 2012-09-30
HUB GROUP INC
filed 2012-11-01
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

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

On October 24, 2012, the registrant had 37,105,441 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,585	$49,091
Accounts receivable trade, net	385,821	326,537
Accounts receivable other	22,060	23,878
Prepaid taxes	139	2,392
Deferred taxes	4,329	4,838
Prepaid expenses and other current assets	10,972	9,056

TOTAL CURRENT ASSETS	502,906	415,792

Restricted investments	16,529	14,323
Property and equipment, net	151,195	124,587
Other intangibles, net	20,445	21,667
Goodwill, net	263,306	263,470
Other assets	2,161	2,845

TOTAL ASSETS	$956,542	$842,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$237,790	$204,693
Accounts payable other	22,579	17,289
Accrued payroll	15,551	16,721
Accrued other	47,248	29,962
Current portion of capital lease	2,292	2,237

TOTAL CURRENT LIABILITIES	325,460	270,902

Non-current liabilities	19,239	17,717
Non-current portion of capital lease	21,684	23,436
Deferred taxes	98,769	91,764

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2012 and 2011	—	—

Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2012 and 2011; 37,105,441 outstanding in 2012 and 36,860,260 shares outstanding in 2011	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2012 and 2011	7	7
Additional paid-in capital	166,148	168,800
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	450,297	401,188
Other comprehensive income	2	4
Treasury stock; at cost 4,119,351 shares in 2012 and 4,364,532 shares in 2011	(110,018)	(116,088)

TOTAL STOCKHOLDERS’ EQUITY	491,390	438,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$956,542	$842,684

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$804,888	$752,179	$2,323,085	$1,988,759
Transportation costs	713,301	665,478	2,060,398	1,760,022

Gross margin	91,587	86,701	262,687	228,737

Costs and expenses:
Salaries and benefits	31,385	32,002	96,120	91,525
Agent fees and commissions	13,810	13,884	41,106	28,400
General and administrative	14,430	12,612	39,741	37,523
Depreciation and amortization	1,611	1,560	5,008	3,968

Total costs and expenses	61,236	60,058	181,975	161,416

Operating income	30,351	26,643	80,712	67,321

Other income (expense):
Interest expense	(300)	(236)	(908)	(319)
Interest and dividend income	37	41	104	118
Other, net	(17)	17	(58)	286

Total other (expense) income	(280)	(178)	(862)	85

Income before provision for income taxes	30,071	26,465	79,850	67,406

Provision for income taxes	11,576	10,189	30,741	26,242

Net income	$18,495	$16,276	$49,109	$41,164

Other comprehensive income:
Foreign currency translation adjustments	—	(5)	(2)	(5)

Total comprehensive income	$18,495	$16,271	$49,107	$41,159

Basic earnings per common share	$0.50	$0.44	$1.32	$1.12

Diluted earnings per common share	$0.50	$0.44	$1.32	$1.11

Basic weighted average number of shares outstanding	37,079	36,923	37,064	36,903

Diluted weighted average number of shares outstanding	37,206	37,065	37,180	37,049

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$49,109	$41,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,300	10,944
Deferred taxes	7,693	7,189
Compensation expense related to share-based compensation plans	4,826	3,675
Loss (gain) on sale of assets	42	(16)
Excess tax benefits from share-based compensation	(97)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted investments	(2,206)	362
Accounts receivable, net	(57,417)	(57,275)
Prepaid taxes	2,253	167
Prepaid expenses and other current assets	(1,913)	(2,275)
Other assets	685	406
Accounts payable	38,386	29,316
Accrued expenses	8,917	12,881
Non-current liabilities	1,210	(344)

Net cash provided by operating activities	67,788	46,194

Cash flows from investing activities:
Proceeds from sale of equipment	819	316
Purchases of property and equipment	(34,671)	(35,382)
Cash used in acquisitions, net of cash acquired	(425)	(83,057)

Net cash used in investing activities	(34,277)	(118,123)

Cash flows from financing activities:
Proceeds from stock options exercised	46	78
Stock tendered for payments of withholding taxes	(1,800)	(1,513)
Capital lease payments	(1,697)	(185)
Excess tax benefits from share-based compensation	443	1,069

Net cash used in financing activities	(3,008)	(551)

Effect of exchange rate changes on cash and cash equivalents	(9)	(12)

Net increase (decrease) in cash and cash equivalents	30,494	(72,492)
Cash and cash equivalents beginning of period	49,091	115,144

Cash and cash equivalents end of period	$79,585	$42,652

Supplemental disclosures of cash paid for:
Interest	$917	$238
Income taxes	$20,286	$11,784

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2012 and results of operations for the three months and nine months ended September 30, 2012 and 2011.

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

The following unaudited pro forma consolidated results of operations for 2011 assume that the acquisition of Mode was completed as of January 1, 2011 (in thousands, except for per share amounts):

Nine Months Ended September 30, 2011
Revenue	$2,167,037
Net income	$41,976
Earnings per share
Basic	$1.14
Diluted	$1.13

The unaudited pro forma consolidated results for the nine month period was prepared using the acquisition method of accounting and are based on the historical financial information of Hub and Mode. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the consolidated results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2011.

NOTE 3.	Business Segments

We report two business segments. The first segment is Mode, which includes the Mode business we acquired on April 1, 2011. The second segment is Hub, which is all business other than Mode.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Revenue	$619,336	$199,903	$(14,351)	$804,888	$560,810	$197,761	$(6,392)	$752,179
Transportation costs	552,071	175,581	(14,351)	713,301	497,204	174,666	(6,392)	665,478

Gross margin	67,265	24,322	—	91,587	63,606	23,095	—	86,701

Costs and expenses:
Salaries and benefits	27,852	3,533	—	31,385	26,884	5,118	—	32,002
Agent fees and commissions	401	13,409	—	13,810	660	13,224	—	13,884
General and administrative	12,566	1,864	—	14,430	10,141	2,471	—	12,612
Depreciation and amortization	1,118	493	—	1,611	1,003	557	—	1,560

Total costs and expenses	41,937	19,299	—	61,236	38,688	21,370	—	60,058

Operating income	$25,328	$5,023	$—	$30,351	$24,918	$1,725	$—	$26,643

Capital expenditures	$11,853	$1,775	$—	$13,628	$19,996	$105	$—	$20,101

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Intermodal	$444,760	$92,552	$(13,240)	$524,072	$401,759	$87,852	$(5,703)	$483,908
Truck brokerage	87,782	79,746	(717)	166,811	83,116	81,452	(389)	164,179
Logistics	86,794	27,605	(394)	114,005	75,935	28,457	(300)	104,092

Total revenue	$619,336	$199,903	$(14,351)	$804,888	$560,810	$197,761	$(6,392)	$752,179

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Revenue	$1,778,436	$581,378	$(36,729)	$2,323,085	$1,606,607	$391,009	$(8,857)	$1,988,759
Transportation costs	1,584,844	512,283	(36,729)	2,060,398	1,423,108	345,771	(8,857)	1,760,022

Gross margin	193,592	69,095	—	262,687	183,499	45,238	—	228,737

Costs and expenses:
Salaries and benefits	84,523	11,597	—	96,120	81,796	9,729	—	91,525
Agent fees and commissions	1,526	39,580	—	41,106	2,049	26,351	—	28,400
General and administrative	34,004	5,737	—	39,741	32,464	5,059	—	37,523
Depreciation and amortization	3,338	1,670	—	5,008	2,890	1,078	—	3,968

Total costs and expenses	123,391	58,584	—	181,975	119,199	42,217	—	161,416

Operating income	$70,201	$10,511	$—	$80,712	$64,300	$3,021	$—	$67,321

Capital expenditures	$32,175	$2,496	$—	$34,671	$35,250	$132	$—	$35,382

The following tables summarize our revenue by segment and business line (in thousands):

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Intermodal	$1,280,825	$260,823	$(33,414)	$1,508,234	$1,134,738	$164,405	$(7,795)	$1,291,348
Truck brokerage	247,900	241,062	(2,259)	486,703	257,566	162,546	(762)	419,350
Logistics	249,711	79,493	(1,056)	328,148	214,303	64,058	(300)	278,061

Total revenue	$1,778,436	$581,378	$(36,729)	$2,323,085	$1,606,607	$391,009	$(8,857)	$1,988,759

	As of September 30, 2012				As of December 31, 2011
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Total assets	$797,194	$163,815	$(4,467)	$956,542	$684,609	$162,972	$(4,897)	$842,684
Goodwill	$233,917	$29,389	$—	$263,306	$234,081	$29,389	$—	$263,470

NOTE 4.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2012	2011	2012	2011
Net income for basic and diluted earnings per share	$18,495	$16,276	$49,109	$41,164

Weighted average shares outstanding – basic	37,079	36,923	37,064	36,903
Dilutive effect of stock options and restricted stock	127	142	116	146

Weighted average shares outstanding – diluted	37,206	37,065	37,180	37,049

Earnings per share – basic	$0.50	$0.44	$1.32	$1.12

Earnings per share – diluted	$0.50	$0.44	$1.32	$1.11

NOTE 5.	Restructuring Charges

Our remaining restructuring accrual as of September 30, 2012 was $0.03 million. This was a reduction from the December 31, 2011 accrual of $0.6 million due to cash payments made and changes in estimate, partially offset by restructuring expense during the first quarter.

All severance charges are included in salaries and benefits and all lease obligation and closing costs are included in general and administrative in the Consolidated Statements of Income and Other Comprehensive Income.

The following table displays the activity and balances of the restructuring reserves in the Consolidated Balance Sheets (in thousands):

	Hub Headcount Reduction	Hub Consolidation of Facilities	Hub Total	Mode Headcount Reduction	Hub Group Total
Balance at December 31, 2011	$364	$137	$501	$113	$614
Restructuring expenses	9	23	32	—	32
Change in estimate	(39)	(23)	(62)	(2)	(64)
Cash payments made	(109)	(41)	(150)	(90)	(240)

Balance at March 31, 2012	$225	$96	$321	$21	$342
Restructuring expenses	—	—	—	—	—
Change in estimate	(9)	(49)	(58)	1	(57)
Cash payments made	(211)	(23)	(234)	(6)	(240)

Balance at June 30, 2012	$5	$24	$29	$16	$45
Restructuring expenses	—	—	—	—	—
Change in estimate	(5)	—	(5)	—	(5)
Cash payments made	—	(6)	(6)	(4)	(10)

Balance at September 30, 2012	$—	$18	$18	$12	$30

NOTE 6.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2012 and December 31, 2011 due to their short-term nature.

Cash and cash equivalents as of December 31, 2011 included $42.5 million invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities.

Restricted investments included $16.5 million and $14.3 million as of September 30, 2012 and December 31, 2011, respectively, of mutual funds which are reported at fair value.

The fair value measurement of cash equivalents and restricted investments is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 7.	Capital Lease and Financing Arrangements

We have standby letters of credit that expire at various dates in 2012 and 2013. As of September 30, 2012, the outstanding letters of credit totaled $3.0 million.

We had $47.0 million of unused and available borrowings under our bank revolving line of credit as of September 30, 2012. We were in compliance with our debt covenants as of September 30, 2012.

Beginning August 1, 2011, we entered into an agreement to lease 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease. Interest on this capital lease obligation is based on interest rates that approximated available interest rates at the inception of the lease.

We paid interest of $0.2 million related to this capital lease during the quarter ended September 30, 2012 and $0.7 million during the nine months ended September 30, 2012.

NOTE 8.	Guarantees

As a recruiting tool and a benefit to our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors. The guarantees expire at various dates beginning in 2012 through 2019.

The potential maximum exposure under these lease guarantees was approximately $44.7 million and $24.0 million as of September 30, 2012 and December 31, 2011, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of September 30, 2012 and December 31, 2011. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner-operator who would assume the lease. There were no material defaults during the periods ended September 30, 2012 and December 31, 2011 and no potential material defaults.

We had a liability of approximately $0.9 million as of September 30, 2012 and $0.5 million as of December 31, 2011, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 9.	Commitments and Contingencies

We have entered into equipment purchase contracts for the acquisition of 2,100 53' containers. We expect the total cost of purchasing the containers to be approximately $24.1 million. We received 1,729 containers in the third quarter and expect to take delivery of the remaining 371 containers by the middle of November 2012.

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

In July 2012, the FASB issued an update to Topic 350 – Intangibles – Goodwill and Other of the Accounting Standards Codification. The objective of this update is to simplify how entities test indefinite lived intangibles for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a the indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We are still evaluating if we will early adopt this guidance or adopt it effective January 1, 2013 as required, and do not expect the adoption to have a significant impact to our consolidated financial statements.

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

EXECUTIVE SUMMARY

Hub Group, Inc. (“we”, “us” or “our”) reports two distinct business segments, Hub and Mode. The Mode segment includes only the business we acquired on April 1, 2011. The Hub segment includes all business other than Mode. Hub Group (as opposed to just Hub), refers to the consolidated results for the whole company, including both the Mode and Hub segments. For the segment financial results, refer to Note 3.

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

Approximately 64% of the Hub segment’s drayage services are provided by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of September 30, 2012, Comtrak owned 260 tractors, leased or owned 448 trailers, employed 251 drivers and contracted with 2,102 owner-operators.

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

Hub’s top 50 customers represent approximately 64% of the Hub segment revenue for the nine months ended September 30, 2012. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 93 Independent Business Owners “IBOs” who sell and operate the business throughout North America and 124 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Downers Grove, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 38% of the Mode segment revenue for the nine months ended September 30, 2012. We closely monitor revenue and margin for these customers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended September 30:

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2011
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Intermodal	$444,760	$92,552	$(13,240)	$524,072	$401,759	$87,852	$(5,703)	$483,908
Truck brokerage	87,782	79,746	(717)	166,811	83,116	81,452	(389)	164,179
Logistics	86,794	27,605	(394)	114,005	75,935	28,457	(300)	104,092

Total revenue	$619,336	$199,903	$(14,351)	$804,888	$560,810	$197,761	$(6,392)	$752,179

Revenue

Hub Group’s revenue increased 7.0% to $804.9 million in 2012 from $752.2 million in 2011.

The Hub segment revenue increased 10.4% to $619.3 million. Hub intermodal revenue increased 10.7% to $444.8 million due to an 8.5% increase in loads and a 2.2% increase for fuel, price and mix. Hub truck brokerage revenue increased 5.6% to $87.8 million due primarily to a 13% increase in loads partially offset by a 7% decrease in length of haul. Hub logistics revenue increased 14.3% to $86.8 million related primarily to a combination of growth from transactional business as opposed to management fee business and existing and new customer growth.

Mode revenue increased 1.1% to $199.9 million in 2012 from $197.8 million in 2011. Mode intermodal revenue increased 5% while Mode truck brokerage and logistic revenues decreased 2% and 3%, respectively.

Gross Margin

Hub Group’s gross margin increased 5.6% to $91.6 million in 2012 from $86.7 million in 2011.

The Hub segment gross margin increased 5.7% to $67.3 million. Hub’s $3.7 million margin increase is due to growth in truck brokerage and logistics. The truck brokerage increase is due to more cost effective purchasing, success in bids and the new organization executing well. Logistics benefited from yield improvement and an increase in business with both new and existing customers. Hub’s gross margin as a percentage of sales decreased to 10.9% as compared to last year’s 11.3% margin. This decrease is due to a lower intermodal yield partially offset by higher truck brokerage and logistics yields.

Mode’s gross margin increased 5.3% to $24.3 million in 2012 from $23.1 million in 2011 due to an increase in yield and a positive adjustment to the bad debt reserve of $0.7 million. Mode’s gross margin as a percentage of revenue increased to 12.2% in 2012 from 11.7% in 2011.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended September 30,
	2012	2011
Revenue	100.0%	100.0%
Transportation costs	88.6	88.5

Gross margin	11.4	11.5
Costs and expenses:
Salaries and benefits	3.9	4.3
Agent fees and commissions	1.7	1.8
General and administrative	1.8	1.7
Depreciation and amortization	0.2	0.2

Total costs and expenses	7.6	8.0
Operating income	3.8	3.5

Salaries and Benefits

As a percentage of revenue, Hub Group’s salaries and benefits decreased to 3.9% in 2012 from 4.3% in 2011 due to increased revenue and lower salary and benefit costs. Hub Group’s salaries and benefits decreased to $31.4 million in 2012 from $32.0 million in 2011. Decreases in employee bonuses of $0.6 million and salaries of $0.5 million were partially offset by increases in compensation related to restricted stock awards of $0.3 million, commissions of $0.1 million and employee benefits of $0.1 million.

The Hub segment increase of $1.0 million was due to increases in salaries of $0.5 million, compensation related to restricted stock awards of $0.3 million, employee benefits of $0.3 million and commissions of $0.2 million partially offset by a decrease in employee bonuses of $0.3 million. The increase in salaries is primarily the result of merit increases and a headcount increase of 34 employees.

Mode’s salaries and benefits expense decreased to $3.5 million in 2012 from $5.1 million in 2011. The decrease was due to 49 less employees in 2012 and $0.4 million of severance costs incurred in 2011 resulting from a restructuring plan.

Hub Group’s headcount as of September 30, 2012 was 1,339, which excludes drivers, as driver costs are included in transportation costs.

Agent Fees and Commissions

Hub Group’s agent fees and commissions decreased to $13.8 million in 2012 from $13.9 million in 2011. As a percentage of revenue, these expenses decreased to 1.7% in 2012 from 1.8% in 2011 due to less Mode revenue as a percentage of Hub Group’s total revenue.

General and Administrative

Hub Group’s general and administrative expenses increased to $14.4 million in 2012 from $12.6 million in 2011. As a percentage of revenue, these expenses increased slightly to 1.8% in 2012 from 1.7% in 2011.

The Hub segment increase of $2.4 million was due primarily to increases in claims expense of $1.5 million and outside consultant expenses of $0.8 million.

Mode’s general and administrative expenses decreased to $1.9 million in 2012 from $2.5 million in 2011. The decrease was primarily due to $0.4 million of integration costs in 2011 that did not reoccur in 2012 and the reduction of rent expense from the relocation of our Mode Memphis office to our Comtrak Memphis location.

Depreciation and Amortization

Hub Group’s depreciation and amortization remained consistent at $1.6 million in both 2012 and 2011.

This expense as a percentage of revenue remained constant at 0.2% in both 2012 and 2011.

Other Income (Expense)

Hub Group’s interest expense increased to $0.3 million in 2012 from $0.2 million in 2011. This increase was due primarily to interest on capital leases for chassis which started on August 1, 2011.

Provision for Income Taxes

The provision for income taxes increased to $11.6 million in 2012 from $10.2 million in 2011. This increase was entirely a result of our 2012 increase in pretax income. Our effective rate was 38.5% in both 2012 and 2011.

Net Income

Net income increased to $18.5 million in 2012 from $16.3 million in 2011 due primarily to higher gross margin at both the Hub and Mode segments.

Earnings Per Common Share

Basic earnings per share were $0.50 in 2012 and $0.44 in 2011. Basic earnings per share increased due to the increase in net income.

Diluted earnings per share were $0.50 in 2012 and $0.44 in 2011. Diluted earnings per share increased due to the increase in net income.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table summarizes our revenue by segment and business line (in thousands) for the nine months ended September 30:

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Intermodal	$1,280,825	$260,823	$(33,414)	$1,508,234	$1,134,738	$164,405	$(7,795)	$1,291,348
Truck brokerage	247,900	241,062	(2,259)	486,703	257,566	162,546	(762)	419,350
Logistics	249,711	79,493	(1,056)	328,148	214,303	64,058	(300)	278,061

Total revenue	$1,778,436	$581,378	$(36,729)	$2,323,085	$1,606,607	$391,009	$(8,857)	$1,988,759

Revenue

Hub Group’s revenue increased 16.8% to $2.3 billion in 2012 from $2.0 billion in 2011.

The Hub segment revenue increased 10.7% to $1.8 billion. Hub intermodal revenue increased 12.9% to $1.3 billion million due to a 10.7% increase in loads and an increase for fuel and price partially offset by slightly lower mix. Hub truck brokerage revenue decreased 3.8% to $247.9 million primarily due to a 6% reduction in length of haul partially offset by a 3% increase in loads. Hub logistics revenue increased 16.5% to $249.7 million related primarily to a combination of growth from transactional business as opposed to management fee business and existing and new customer growth.

The Mode segment revenue was $581.4 million which increased from $391.0 million due to being owned by Hub Group for the full nine months in 2012 versus six months in 2011.

Gross Margin

Hub Group’s gross margin increased 14.8% to $262.7 million in 2012 from $228.7 million in 2011.

The Hub segment gross margin increased 5.5% to $193.6 million. Hub’s $10.1 million gross margin increase came primarily from Hub intermodal and logistics. Hub intermodal margin grew primarily due to 10.7% volume growth. Logistics benefited from an increase in business from both new and existing customers. As a percentage of Hub segment revenue, gross margin decreased to 10.9% in 2012 from 11.4% in 2011. This decrease is due to intermodal yield being down since our price increases and savings from operational improvements did not fully offset the cost increases from rail vendors.

The Mode segment gross margin for the period was $69.1 million, which is 11.9% as a percentage of Mode’s revenue. The increase in gross margin of $23.9 million is primarily due to Mode being owned by Hub Group for the nine months in 2012 versus six months in 2011.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended September 30,
	2012	2011
Revenue	100.0%	100.0%
Transportation costs	88.7	88.5

Gross margin	11.3	11.5

Costs and expenses:
Salaries and benefits	4.1	4.6
Agent fees and commissions	1.8	1.4
General and administrative	1.7	1.9
Depreciation and amortization	0.2	0.2

Total costs and expenses	7.8	8.1

Operating income	3.5	3.4

Salaries and Benefits

Hub Group’s salaries and benefits increased to $96.1 million in 2012 from $91.5 million in 2011. As a percentage of revenue, salaries and benefits decreased to 4.1% in 2012 from 4.6% in 2011 due to increased revenue and the inclusion of Mode for the full nine months in 2012 versus six months in 2011. Mode’s business model of using IBO’s to market and operate their freight versus Hub’s employee model lowered salaries and benefit expense as a percentage of revenue.

The Hub segment salaries and benefits increase of $2.7 million was due primarily to increases in salaries of $3.5 million, compensation related to restricted stock awards of $1.0 million and employee benefits of $0.4 million. These increases were partially offset by decreases in employee bonuses of $2.0 million and commissions of $0.2 million.

As Mode was owned by Hub Group for nine months in 2012 versus six months in 2011, Mode’s expense increased $1.9 million year over year.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $41.1 million in 2012 from $28.4 million in 2011. As a percentage of revenue, these expenses increased to 1.8% in 2012 from 1.4% in 2011. The increase in expense and the increase in the percentage of revenue was primarily related to the April 1, 2011 acquisition of Mode and Mode’s IBO model being included for the full nine months in 2012 versus six months in 2011.

General and Administrative

Hub Group’s general and administrative expenses increased to $39.7 million in 2012 from $37.5 million in 2011. As a percentage of revenue, these expenses decreased to 1.7% in 2012 from 1.9% in 2011.

The Hub segment increase of $1.5 million was due primarily to increases in claims expense of $1.5 million, outside consultant expenses of $1.2 million and employee training of $0.5 million. These increases were partially offset by $1.7 million of expenses associated with the Mode acquisition purchase in 2011 that did not reoccur in 2012.

The increase in expense related to Mode was approximately $0.7 million due to Mode being included for the full nine months in 2012 versus six months in 2011.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $5.0 million in 2012 from $4.0 million in 2011. This expense as a percentage of revenue remained constant at 0.2% in both 2012 and 2011.

The increase in expense was related to Mode being owned by Hub Group for nine months in 2012 versus six months in 2011, more intangible amortization and more depreciation related to the addition of computer hardware and software, leasehold improvements and furniture and fixtures.

Other Income (Expense)

Hub Group’s interest expense increased to $0.9 million in 2012 from $0.3 million in 2011. This increase was due primarily to interest on capital leases for chassis which started on August 1, 2011.

Interest and dividend income remained consistent in 2012 and 2011 at $0.1 million.

Other income decreased to $0.1 million of expense in 2012 from $0.3 million of income in 2011. The decrease in other income was primarily due to currency translation loss for 2012 while there was a gain in 2011.

Provision for Income Taxes

The provision for income taxes increased to $30.7 million in 2012 from $26.2 million in 2011. Our 2012 increase in pretax income more than offset our lower 2012 effective tax rate. Our effective rate was 38.5% in 2012 and 38.9% in 2011. The 2011 rate was higher primarily due to the impact of 2011 acquisitions on our deferred tax liability.

Net Income

Net income increased to $49.1 million in 2012 from $41.2 million in 2011 due primarily to higher gross margin and due to Mode being included for the full nine months in 2012 versus six months in 2011.

Earnings Per Common Share

Basic earnings per share increased to $1.32 in 2012 from $1.12 in 2011. Basic earnings per share increased primarily due to the increase in net income partially offset by an increase in basic weighted average shares outstanding.

Diluted earnings per share increased to $1.32 in 2012 from $1.11 in 2011. Diluted earnings per share increased primarily due to the increase in net income partially offset by an increase in diluted weighted average shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2012, we have funded operations, capital expenditures and stock purchases related to employee withholding upon vesting of restricted stock with cash flows from operations and cash on hand.

Cash provided by operating activities for the nine months ended September 30, 2012 was approximately $67.8 million, which resulted primarily from income of $49.1 million adjusted for non-cash charges of $28.8 million offset by the change in operating assets and liabilities of $10.1 million.

The Mode acquisition has negatively affected our operating cash flows as the Mode business model has a larger variance between days payable outstanding and days sales outstanding than the Hub segment has historically experienced.

Net cash used in investing activities for the nine months ended September 30, 2012 was $34.3 million and related primarily to the purchase of containers and transportation equipment of $15.9 million, land for our new corporate headquarters of $10.0 million, computer related hardware and software of $5.7 million and leasehold improvements of $1.8 million. We expect capital expenditures to be between $55 million and $60 million in 2012. Between $15 million and $20 million is for our corporate headquarters, which is a two year project. Another $28 million is for containers and other transportation equipment and the majority of the remainder is for technology related investments.

The net cash used in financing activities for the nine months ended September 30, 2012 was $3.0 million. We used $1.8 million of cash to purchase treasury stock for payments of withholding taxes related to stock compensation, $1.7 million for capital lease payments and reported $0.5 million of excess tax benefits from share-based compensation as a financing cash in-flow.

We have standby letters of credit that expire at various dates in 2012 and 2013. As of September 30, 2012, the outstanding letters of credit totaled $3.0 million.

We had $47.0 million of unused and available borrowings under our bank revolving line of credit as of September 30, 2012. We were in compliance with our debt covenants as of September 30, 2012.

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

As of September 30, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2012. Except as set forth below, there have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HUB GROUP, INC.

DATE: November 1, 2012	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.