Form 10-K
period 2012-12-31
HUB GROUP INC
filed 2013-02-25
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2012 , based upon the last reported sale price on that date on the NASDAQ Global Select Market of $36.13 per share, was $1,278,187,485.

On February 13, 2013, the Registrant had 36,964,886 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2013 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

In April 2011, we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode”). Mode has approximately 221 agents, consisting of 93 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 128 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division operated out of our Downers Grove, IL headquarters and corporate offices in Memphis, TN.

We report two distinct business segments. The first segment is “Mode”, which includes the acquired Mode business only. The second segment is “Hub”, which is all business other than Mode. Both segments offer intermodal, truck brokerage and logistics services. “Hub Group” includes both segments.

Hub operates through a network of operating centers throughout the United States, Canada and Mexico. Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads. Hub services a large and diversified customer base in a broad range of industries, including consumer products, retail and durable goods.

Mode markets and operates its freight transportation services primarily through its network of IBOs who enter into contracts with Mode. Mode’s company managed operation includes a business arranging for the transportation of raw materials and finished products for a major food producer and, to a lesser extent, other highway brokerage, intermodal and logistics operations.

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

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines. We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements. This effectively allows us to “capture” containers and trailers and keep them within our network. As of December 31, 2012, Hub has exclusive access to approximately 9,111 rail-owned containers for our dedicated use on the Union Pacific (“UP”) and the Norfolk Southern (“NS”) rails. In addition to these rail-owned containers, as of December 31, 2012, we had a total of 14,756 53’ private containers for use on the UP and NS. We financed 6,167 of these containers with operating leases and we own 8,589 containers. These financing arrangements are included in Note 12 to the consolidated financial statements.

As of December 31, 2012, approximately 66% of Hub’s drayage needs were met by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of December 31, 2012, Comtrak owned 260 tractors, leased or owned 448 trailers, employed 296 drivers and contracted with 2,178 owner-operators.

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

Marketing and Customers

We believe that fostering long-term customer relationships is critical to our success. Through these long-term relationships, we are able to better understand our customers’ needs and tailor our transportation services to the specific customer, regardless of the customer’s size or volume. Hub currently has full-time marketing representatives at various operating centers and sales offices with primary responsibility for servicing local, regional and national accounts. These sales representatives directly or indirectly report to our Chief Marketing Officer. This model allows us to provide Hub customers with both a local marketing contact and access to our competitive rates as a result of being a large, national transportation service provider. Mode IBOs and sales agents are located throughout North America and also enjoy local marketing advantages with access to the Hub network and carrier base. Mode IBOs may act to both generate business and to perform the transportation brokerage services. Mode sales agents are focused entirely on the sales effort and utilize an IBO to service the freight.

The Mode acquisition diversified our customer base with more small and medium sized customers. While Hub has traditionally focused to a significant degree on larger national accounts, Mode IBOs and sales agents are often able to devote more attention to smaller and medium sized shippers and develop long-term relationships with them. Further, Mode IBOs and sales agents tend to have more highway brokerage shipments than intermodal shipments, additionally diversifying the company’s business mix.

Our marketing efforts have produced a large, diverse customer base, with no one customer representing more than 10% of our total revenue in 2012 in either reporting segment. We service customers in a wide variety of industries, including consumer products, retail and durable goods.

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

We also have relationships with each of the following major service providers: APL, CMA CGM (America) Inc., COSCO (China Ocean Shipping (Group) Company), Crowley Maritime Corporation, Evergreen Shipping Agency (America) Corp., Express System Intermodal Inc., Domestic Intermodal America, Hamburg Sud Group, Hanjin Shipping, Hapag-Lloyd (America) Inc., Hyundai Merchant Marine, K-Line America, Maersk Sea-Land, Mitsui O.S.K. Lines (America) Inc., NYK (Nippon Usen Kaisha) Line, Triton Overseas Transport, Yang Ming (America) Corp., and Zim Integrated Shipping Services.

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

Government Regulation

Hub Group, Inc. and various subsidiaries, including Mode Transportation, LLC, are licensed by the Department of Transportation as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that the Hub operating centers and Mode IBOs perform truck brokerage services, they do so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a $10,000 surety bond that we have posted. In addition, Hub and Mode each have customs bonds. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

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

Employees: As of December 31, 2012, Hub Group had 1,652 employees consisting of 1,521 Hub employees or 1,224 employees excluding drivers and 131 Mode employees. We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

As of December 31, 2012, Mode had 128 sales only agents and 93 IBOs (sales/operating agents). Nearly all of the sales agents and IBOs are under contract with Mode.

Other: No material portion of our operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

Periodic Reports

Upon written request, our annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2012, our quarterly reports on Form 10-Q and current reports on Form 8-K will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 3050 Highland Parkway, Suite 100, Downers Grove, Illinois 60515. Our filings are also accessible through our website at www.hubgroup.com as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

Because our business is concentrated on intermodal marketing, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

We derived 65% of our revenue from our intermodal services in both 2012 and 2011 as compared to 70% in 2010. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

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

We derived 21% of our revenue from our truck brokerage services in both 2012 and 2011 as compared to 18% in 2010. We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates. If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business. Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

Because we use a significant number of independent contractors, such as owner operators, in our businesses, proposals from legislative, judicial or regulatory authorities that change the independent contractor classification could have a significant impact on our gross margin and operating income.

We use a significant number of independent contractors, such as Mode sales agents and IBOs and Comtrak owner operators, in our businesses, consistent with long-standing industry practices. Legislative, judicial, or regulatory (including tax) authorities could introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of a significant number of independent contractors doing business with us. The costs associated with potential reclassifications could have a material adverse effect on results of operations and our financial position. In addition, on January 25, 2013, a complaint was filed in federal court by one of our former truck drivers against our subsidiary, Comtrak Logistics, Inc. seeking class certification on behalf of a class comprised of present and former California-based truck drivers for Comtrak who were classified as independent contractors, from January 2009 to the present. The complaint alleges Comtrak has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code, and claims that Comtrak has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees.

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

There has been labor unrest, including work stoppages, among various transportation providers. We could lose business from any significant work stoppage or slowdown and, if labor unrest results in increased rates for transportation providers such as draymen, we may not be able to pass these cost increases on to our customers. In late December 2012, a longshoreman strike affecting East Coast and Gulf Coast ports was narrowly averted by an extension of the existing contract until February 6, 2013. As of early February, a tentative agreement was reached for a new six year contract. The tentative agreement is subject to the ratification procedures of both parties. Also in December 2012, clerical workers at the ports of Long Beach and Los Angeles, supported by dockworkers from a sister union, went on an eight day strike, significantly reducing the amount of freight entering the domestic market via the West Coast ports. The clerical worker strike has subsequently been resolved. In early December 2011, a railroad strike was narrowly averted right before the expiration of the federally mandated “cooling period.” In the summer of 2008, an owner-operator work stoppage in Northern California caused us to incur an additional $1.0 million in transportation costs. In the fall of 2002, all of the West Coast ports were shut down as a result of a dispute with the longshoremen. The ports remained closed for nearly two weeks, until reopened as the result of a court order under the Taft-Hartley Act. Our operations were adversely affected by the shutdown. A new contract was agreed to through 2014 by the International Longshoremen and Warehouse Union and the Pacific Maritime Association. In the past several years, there have been strikes involving railroad workers. Future strikes by railroad workers in the United States, Canada or anywhere else that our customers’ freight travels by railroad could adversely affect our business and results of operations. Any significant work stoppage, slowdown or other disruption involving ports, railroads, truckers or draymen could adversely affect our business and results of operations.

Losing one or more key Mode IBOs or sales agents could have an adverse effect on revenue and net income.

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

Transportation costs represented 89% of our consolidated revenue in both 2012 and 2011 and 88% in 2010. Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.

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

Our current operations reside on multiple technology platforms. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Failure to prevent or mitigate data loss or other security breaches could expose us or our vendors or customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer or vendor data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and our reputation. While we believe that we have taken appropriate security measures to protect our data and information technology systems and prevent data loss, there can be no assurance that our efforts may not prevent breakdowns or breaches in our systems that could have an adverse effect on our business.

The transportation industry is subject to government regulation, and regulatory changes could have a material adverse effect on our operating results or financial condition.

Hub Group, Inc. and various subsidiaries, including Mode Transportation, LLC, are licensed by the Department of Transportation as motor carrier freight brokers. The Department of Transportation prescribes qualifications for acting in this capacity, including surety bond requirements. Our Comtrak subsidiary is licensed by the Department of Transportation to act as a motor carrier. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes, including potential limits on carbon emissions under climate change legislation and Department of Transportation regulations regarding, among other things, driver breaks and “restart” rules, that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. We may become subject to new or more restrictive regulations relating to fuel emissions or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could adversely affect our business and results of operations.

We are not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or us in particular. Although government regulation that affects us and our competitors may simply result in higher costs that can be passed along to customers, that may not be the case.

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

Our largest 20 customers accounted for approximately 34% of our revenue in both 2012 and 2011 and 43% of our revenue in 2010. A reduction in or termination of our services by several of our largest customers could have a material adverse effect on our revenue and business.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims increases, our operating results could be adversely affected. We maintain insurance with licensed insurance companies. Our insurance and claims expense could increase when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

We directly, or indirectly through our subsidiaries, operate 38 offices throughout the United States and Mexico, including our headquarters in Downers Grove, Illinois and our Company-owned drayage operations located throughout the United States. All of our office space is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

On January 30, 2012, we paid approximately $10.0 million to acquire 17 acres of land in Oak Brook, Illinois where we are building a new corporate headquarters which we expect to be completed in late 2013. The estimated cost for the building and related furniture is between $35 and $40 million.

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

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc. The action seeks class certification on behalf of a class comprised of present and former California-based truck drivers for Comtrak who were classified as independent contractors, from January 2009 to the present. The complaint alleges Comtrak has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code, and claims that Comtrak has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees. We believe the complaint is without merit and intend to vigorously defend the action.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of February 1, 2013 with respect to each person who is an executive officer of the Company.

Name	Age	Position
David P. Yeager	59	Chairman of the Board of Directors and Chief Executive Officer
Mark A. Yeager	48	Vice Chairman of the Board of Directors, President and Chief Operating Officer
Christopher R. Kravas	47	Chief Intermodal Officer
Donald G. Maltby	58	Chief Supply Chain Officer
David L. Marsh	45	Chief Marketing Officer
Terri A. Pizzuto	54	Executive Vice President, Chief Financial Officer and Treasurer
James J. Damman	55	President – Mode Transportation
James B. Gaw	62	Executive Vice President-Sales
Dennis R. Polsen	59	Executive Vice President-Information Services
David C. Zeilstra	43	Vice President, Secretary and General Counsel

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

Directors of the Registrant

In addition to David P. Yeager and Mark A. Yeager, the following four individuals are also on our Board of Directors: Gary D. Eppen – currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at The University of Chicago Booth School of Business; Charles R. Reaves – Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company, Martin P. Slark – Vice Chairman and Chief Executive Officer of Molex Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems, and Jonathan P. Ward – Operating Partner at Kohlberg & Co., a leading U.S. private equity firm.

PART II

Item 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “HUBG.” There is no established trading market for shares of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”). Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2012 and 2011.

	2012		2011
	High	Low	High	Low
First Quarter	$36.80	$31.96	$37.82	$32.73
Second Quarter	$37.47	$33.09	$40.86	$34.02
Third Quarter	$36.55	$27.26	$40.16	$25.77
Fourth Quarter	$33.71	$28.17	$34.69	$26.05

On February13, 2013, there were approximately 387 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 7,897 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February13, 2013, there were 12 holders of record of our Class B Common Stock.

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

See Note 17 to the consolidated financial statements for information on share repurchases.

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2007 with the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Trucking and Transportation Index. These comparisons assume the investment of $100 on December 31, 2007 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(in thousands except per share data)

	Years Ended December 31,
	2012	2011 (1)	2010	2009	2008
Statement of Income Data:
Revenue	$3,124,108	$2,751,534	$1,833,737	$1,510,970	$1,860,608
Gross margin	356,066	312,548	213,433	185,690	234,311
Operating income	112,360	94,459	69,882	55,531	95,462
Income from operations before taxes	111,257	94,297	70,093	55,885	96,326
Net income	$67,953	$58,178	$43,458	$34,265	$59,245
Basic earnings per common share
Income from operations	$1.83	$1.58	$1.17	$0.92	$1.59
Diluted earnings per common share
Income from operations	$1.83	$1.57	$1.16	$0.91	$1.58

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total assets	$919,853	$842,684	$629,407	$573,348	$528,231
Non-current portion of capital lease	21,099	23,436	—	—	—
Stockholders’ equity	500,897	438,865	376,300	353,841	315,184

(1)	Includes the results of operations of Mode Transportation, LLC from April 1, 2011, the date of its acquisition by Hub Group.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information contained in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this annual report. Factors that could cause our actual results to differ materially, in addition to those set forth under Items 1A “Risk Factors,” include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;

•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;

•	changes in rail service conditions or adverse weather conditions;

•	further consolidation of railroads;

•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;

•	changes in rail, drayage and trucking company capacity;

•	railroads moving away from ownership of intermodal assets;

•	equipment shortages or equipment surplus;

•	changes in the cost of services from rail, drayage, truck or other vendors;

•	increases in costs for independent contractors due to regulatory, judicial and legal changes;

•	labor unrest in the rail, drayage or trucking company communities;

•	general economic and business conditions;

•	inability to successfully protect our data against cyber attacks;

•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;

•	fuel shortages or fluctuations in fuel prices;

•	increases in interest rates;

•	changes in homeland security or terrorist activity;

•	difficulties in maintaining or enhancing our information technology systems;

•	changes to or new governmental regulations;

•	significant increases to health insurance costs due to the Affordable Care Act;

•	loss of several of our largest customers and Mode agents;

•	inability to recruit and retain key personnel and Mode sales agents and IBOs;

•	inability to recruit and maintain drivers and owner-operators;

•	changes in insurance costs and claims expense;

•	changes to current laws which will aid union organizing efforts; and

•	inability to close and successfully integrate any future business combinations, including Mode.

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

EXECUTIVE SUMMARY

Hub Group, Inc. (“we”, “us” or “our”) reports two distinct business segments, Hub and Mode. The Mode segment includes only the business we acquired on April 1, 2011. The Hub segment includes all businesses other than Mode. Hub Group (as opposed to just Hub), refers to the consolidated results for the whole company, including both the Mode and Hub segments. The results of operations of the Mode segment are included in our Consolidated Statements of Income for the entire year of 2012 and for the period April 1, 2011 to December 31, 2011. For the segment financial results, refer to Note 5 to the consolidated financial statements.

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

As of December 31, 2012, approximately 66% of Hub’s drayage needs were met by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of December 31, 2012, Comtrak owned 260 tractors, leased or owned 448 trailers, employed 296 drivers and contracted with 2,178 owner-operators.

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

Hub’s top 50 customers represent approximately 65% of the Hub segment revenue for the year ended December 31, 2012. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 93 Independent Business Owners (“IBOs”) who sell and operate the business throughout North America and 128 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Downers Grove, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 37% of the Mode segment revenue for the year ended December 31, 2012. We closely monitor revenue and margin for these customers. We believe this acquisition brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table summarizes our revenue by segment and business line (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2012				Ended December 31, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,731,487	$354,662	$(43,863)	$2,042,286	$1,553,594	$258,087	$(16,392)	$1,795,289
Truck brokerage	335,213	318,848	(2,945)	651,116	339,444	238,418	(1,033)	576,829
Logistics	325,589	106,418	(1,301)	430,706	290,876	89,746	(1,206)	379,416

Total revenue	$2,392,289	$779,928	$(48,109)	$3,124,108	$2,183,914	$586,251	$(18,631)	$2,751,534

Revenue

Hub Group’s revenue increased 13.5% to $3.1 billion in 2012 from $2.8 billion in 2011.

The Hub segment revenue increased 9.5% to $2.4 billion. Hub segment intermodal revenue increased 11% to $1.7 billion due to a 10% increase in loads and an increase for price and fuel, partially offset by a decline related to mix. Hub segment truck brokerage revenue decreased 1% to $335.2 million due to a 5% decline in fuel, price and mix combined, partially offset by a 4% increase in loads. Hub segment logistics revenue increased 12% to $325.6 million related primarily to a combination of existing and new customer growth and growth from transactional business as opposed to management fee business.

Mode’s revenue increased 33.0% to $779.9 million in 2012 from $586.3 million in 2011. Mode’s intermodal revenue increased 37% while Mode’s truck brokerage and logistic revenues increased 34% and 19%, respectively. The increase in revenue was primarily due to Hub Group owning Mode for twelve months in 2012 as compared to nine months in 2011.

Mode’s revenue for the period April 1 through December 31 (“comparable nine month period”) was $592.7 million in 2012 as compared to $586.3 million in 2011.

The following is a summary of operating results for our business segments (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2012				Ended December 31, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,392,289	$779,928	$(48,109)	$3,124,108	$2,183,914	$586,251	$(18,631)	$2,751,534
Transportation costs	2,128,942	687,209	(48,109)	2,768,042	1,939,263	518,354	(18,631)	2,438,986

Gross margin	263,347	92,719	—	356,066	244,651	67,897	—	312,548

Costs and expenses:
Salaries and benefits	113,855	15,288	—	129,143	107,378	13,666	—	121,044
Agent fees and commissions	1,900	53,212	—	55,112	2,771	38,720	—	41,491
General and administrative	45,411	7,421	—	52,832	42,523	7,428	—	49,951
Depreciation and amortization	4,448	2,171	—	6,619	3,975	1,628	—	5,603

Total costs and expenses	165,614	78,092	—	243,706	156,647	61,442	—	218,089

Operating income	$97,733	$14,627	$—	$112,360	$88,004	$6,455	$—	$94,459

Gross Margin

Hub Group’s gross margin increased 13.9% to $356.1 million in 2012 from $312.5 million in 2011. Hub Group’s gross margin as a percentage of sales remained consistent at 11.4%.

The Hub segment gross margin increased 7.6% to $263.3 million. The Hub segment margin increase of $18.7 million came from all three business lines. The primary driver was Hub intermodal, which had margin growth because our volume increased 10% and due to our focus on growing and improving drayage operations and fleet utilization.

Mode’s gross margin increased 36.6% to $92.7 million in 2012 from $67.9 million in 2011 due to Hub Group owning Mode for twelve months in 2012 as compared to nine months in 2011. Mode’s gross margin as a percentage of revenue increased to 11.9% in 2012 from 11.6% in 2011.

Mode’s gross margin for the comparable nine month period was $70.5 million in 2012 as compared to $67.9 million in 2011. Mode’s gross margin as a percentage of revenue was 11.9% and 11.6% for the comparable nine month period in 2012 and 2011, respectively.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the Consolidated Statements of Income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2012	2011
Revenue	100.0%	100.0%

Transportation costs	88.6	88.6

Gross margin	11.4	11.4

Costs and expenses:
Salaries and benefits	4.1	4.5
Agent fees and commissions	1.8	1.5
General and administrative	1.7	1.8
Depreciation and amortization	0.2	0.2

Total costs and expenses	7.8	8.0

Operating income	3.6	3.4

Salaries and Benefits

Hub Group’s salaries and benefits increased to $129.1 million in 2012 from $121.0 million in 2011. As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.1% in 2012 from 4.5% in 2011 due to increased revenue and the inclusion of Mode for twelve months in 2012 as compared to nine months in 2011. Mode’s business model of using IBOs and sales agents to market and operate their freight versus Hub’s employee model lowered salaries and benefit expense as a percentage of revenue.

The Hub segment salaries and benefits increase of $6.5 million was due to increases in salaries of $4.2 million, compensation related to restricted stock awards of $1.5 million, employee benefits of $0.4 million, payroll taxes of $0.4 million and employee bonuses of $0.2 million, partially offset by a decrease in commissions of $0.2 million.

Mode’s salaries and benefits expense increased to $15.3 million in 2012 from $13.7 million in 2011. The increase was due to increases in salaries of $1.0 million, employee bonuses of $0.3 million, compensation related to restricted stock awards of $0.3 million, payroll taxes of $0.2 million, partially offset by a decrease in employee benefits of $0.1 million. These increases were due to Hub Group owning Mode for twelve months in 2012 as compared to nine months in 2011. Mode’s salaries and benefits expense for the comparable nine month period decreased to $11.1 million in 2012 from $13.7 million in 2011 due primarily to a reduction in headcount partially offset by severance expense.

Hub’s headcount as of December 31, 2012 and 2011 was 1,224 and 1,188, respectively, which excludes drivers, as driver costs are included in transportation costs. As of December 31, 2012 and 2011, Mode had 131 and 161 employees, respectively.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $55.1 million in 2012 from $41.5 million in 2011. As a percentage of revenue, these expenses increased to 1.8% in 2012 from 1.5% in 2011. The increase in the expense and the percentage of revenue was primarily related to the Mode acquisition and Mode’s agent model. The majority of these increases were due to Hub Group owning Mode for twelve months in 2012 as compared to nine months in 2011. Mode’s agent fees and commission expense for the comparable nine month period increased to $40.2 million in 2012 from $38.7 million in 2011 due primarily to increased margin dollars over the comparable period.

General and Administrative

Hub Group’s general and administrative expenses increased to $52.8 million in 2012 from $50.0 million in 2011. As a percentage of revenue, these expenses decreased to 1.7% in 2012 from 1.8% in 2011.

The Hub segment increase of $2.9 million was due primarily to higher outside consultant expense of $4.0 million, claims expense of $2.0 million and employee training of $0.4 million. These expense increases were partially offset by $1.7 million of expenses associated with the Mode acquisition purchase in 2011 that did not reoccur in 2012 and decreases in bad debt expense of $0.8 million, rent expense of $0.3 million, equipment lease expense of $0.2 million and office expense of $0.2 million.

Mode’s general and administrative expenses remained consistent at $7.4 million in both 2012 and 2011, despite Mode being owned by Hub Group for twelve months in 2012 as compared to nine months in 2011. Mode’s general and administrative expense for the comparable nine month period decreased to $5.6 million in 2012 from $7.4 million in 2011. The decrease was primarily due to integration costs in 2011 that did not reoccur in 2012 and the reduction in rent expense resulting from the relocation of our Mode Memphis office to our Comtrak Memphis location.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $6.6 million in 2012 from $5.6 million in 2011. This expense as a percentage of revenue remained constant at 0.2% in both 2012 and 2011.

Hub Group’s increase in expense was related to Mode being owned by Hub Group for twelve months in 2012 versus nine months in 2011, more intangible amortization and more depreciation related to the addition of computer hardware and software, leasehold improvements and furniture and fixtures.

Mode’s depreciation expense for the comparable nine month period was consistent at $1.6 million for both 2012 and 2011.

Other Income (Expense)

Interest expense increased to $1.2 million in 2012 from $0.6 million in 2011. This increase was due primarily to the interest expense related to our capital leases for chassis. We entered into these leases in August of 2011.

Interest and dividend income remained consistent at $0.1 million in both 2012 and 2011.

Other income (expense), net decreased to $0.03 million of expense in 2012 from $0.3 million of income in 2011. This increase was due primarily to foreign currency translation.

Provision for Income Taxes

The provision for income taxes increased to $43.3 million in 2012 from $36.1 million in 2011 due to the increase in pretax income. Our effective tax rate was 38.9% in 2012 and 38.3% in 2011. The rate increase was due primarily to the passage of Proposition 39 on November 6, 2012, by California voters, which requires single sales factor apportionment for most California business taxpayers and also mandates the use of market-based sourcing for sales of services.

Net Income

Net income increased to $68.0 million in 2012 from $58.2 million in 2011 due primarily to higher gross margin at both the Hub and Mode segments.

Earnings Per Common Share

Basic earnings per share increased to $1.83 in 2012 from $1.58 in 2011. Basic earnings per share increased primarily due to the increase in net income.

Diluted earnings per share increased to $1.83 in 2012 from $1.57 in 2011. Diluted earnings per share increased primarily due to the increase in net income.

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

The Hub segment revenue increased 19.1% to $2.2 billion. Hub segment intermodal revenue increased 21% to $1.6 billion due to a 13% increase in loads and an 8% increase for fuel, price and mix. Hub segment truck brokerage revenue increased 1% to $339.4 million due to a 9% increase in fuel, price and mix, offset by an 8% decrease in loads. Hub segment logistics revenue increased 36% to $290.9 million related primarily to existing customer growth.

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

Other Income (Expense)

Interest expense increased to $0.6 million in 2011 from $0.1 million in 2010. This increase was due primarily to interest expense related to our capital leases for chassis. We entered into these leases in August of 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2012, we funded operations, capital expenditures and stock buy backs with cash flows from operations. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the year ended December 31, 2012 was approximately $92.9 million, which resulted primarily from income of $68.0 million adjusted for non-cash charges of $36.9 million partially offset by the change in operating assets and liabilities of $12.0 million.

The Mode acquisition has negatively affected our operating cash flows as the Mode business model has a larger variance between days payable outstanding and days sales outstanding than the Hub segment has historically experienced.

Net cash used in investing activities for the year ended December 31, 2012 was $56.4 million and related primarily to the purchase of containers and transportation equipment of $29.7 million, computer related hardware and software of $7.7 million, land for our new corporate headquarters of $9.9 million, construction in process for our new corporate headquarters of $6.1 million and leasehold improvements of $1.1 million. We expect capital expenditures to be between $90 million and $100 million in 2013. Between $30 million and $32 million is for our corporate headquarters, which should be completed in 2013. Another $50 million is for containers and other transportation equipment and the majority of the remainder is for technology related investments.

The net cash used in financing activities for the year ended December 31, 2012 was $14.9 million. We used $13.0 million of cash to purchase treasury stock, $2.5 million for capital lease payments, reported $0.5 million of excess tax benefits from share-based compensation as a financing cash in-flow and we received proceeds from stock options exercised of $0.1 million.

Cash paid for income taxes of $28.6 million was less than our income tax expense of $43.3 million due primarily to timing differences between our tax returns and financial statements. The two largest 2012 timing differences relate to amortization of intangibles and depreciation for containers.

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

We have standby letters of credit that expire at various dates in 2013. As of December 31, 2012, our letters of credit were $3.7 million.

Our unused and available borrowings under our bank revolving line of credit were $46.3 million as of December 31, 2012 and $47.4 million as of December 31, 2011. We were in compliance with our debt covenants as of December 31, 2012.

CONTRACTUAL OBLIGATIONS

Minimum annual lease commitments, as of December 31, 2012, under non-cancelable leases, principally for containers, chassis and other equipment and real estate, as well as other commitments are payable as follows (in thousands):

Future Payments Due:

		Operating Leases and
	Capital Lease	Other Commitments	Total
2013	$3,187	$30,716	$33,903
2014	3,187	10,636	13,823
2015	3,187	8,314	11,501
2016	3,195	6,611	9,806
2017	3,187	5,375	8,562
2018 and thereafter	11,689	11,074	22,763

	$27,632	$72,726	$100,358

On December 10, 2012, we exercised our purchase option on 4,097 containers that are currently leased. The purchases, totaling $14.9 million, will occur as the leases expire throughout 2013 and are included in the table above.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:

2013	$1,192
2014	1,508
2015	1,484
2016	1,436
2017	721
2018 and thereafter	11,715

$18,056

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

Allowance for Uncollectible Trade Accounts Receivable

In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions. To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible. On an annual basis, we perform a hindsight analysis on Hub and Mode separately to determine each segment’s experience in collecting account balances over one year old and account balances in bankruptcy. We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. The Company’s level of reserves for its customer accounts receivable fluctuate depending upon all the factors mentioned above. However, we do not expect the reserve for uncollectible accounts to change significantly relative to our accounts receivable balance. Historically, our reserve for uncollectible accounts has approximated actual accounts written off. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Recoveries of receivables previously charged off are recorded when received.

Revenue Recognition

Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectability is reasonably assured. Revenue and related transportation costs are recognized based on relative transit time. Further, in most cases, we report revenue on a gross basis because we are the primary obligor and are responsible for providing the service desired by the customer. The customer views us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, our earnings vary. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on the gross basis.

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

Valuation of Goodwill

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. During the fourth quarter of 2011, we adopted the FASB’s new accounting guidance, which allows companies to assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. In 2012, we performed the qualitative assessment on the Hub reporting unit and the quantitative test on the Mode reporting unit. No impairment charge was recognized based on the results of the goodwill impairment tests.

Valuation of Other Indefinite-Lived Intangibles

We review other indefinite-lived intangibles for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of other indefinite-lived intangibles may not be recoverable. An indefinite lived intangible asset is impaired if its fair value is less than its carrying value. An impairment loss is measured as the difference between the implied fair value of the reporting unit’s indefinite-lived asset and the carrying amount of the asset. The fair value measurement is determined based on assumptions that a market participant would use including expectations regarding future operating performance (which are consistent with our internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature. As of December 31, 2012, reasonable variations in these assumptions do not have a significant impact on the results of the impairment test. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

In the first quarter of 2013, we will adopt the FASB’s new accounting guidance which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative test discussed above.

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

In June 2011, the FASB issued an update to Topic 220—Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that we present components of comprehensive income in either one continuous or two separate, but consecutive, financial statements and no longer permits the presentation of comprehensive income in the Consolidated Statement of Shareholders’ Equity. We adopted this new guidance effective January 1, 2012, as required. The adoption did not have a significant impact on our consolidated financial statements. We are now presenting components of comprehensive income on one statement, our Consolidated Statements of Income and Other Comprehensive Income.

In July 2012, the FASB issued an update to Topic 350 – Intangibles – Goodwill and Other of the Accounting Standards Codification. The objective of this update is to simplify how entities test indefinite lived intangibles for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We will adopt this guidance effective January 1, 2013 as required, and do not expect the adoption to have a significant impact to our consolidated financial statements.

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

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the transportation business mix, changes in logistics services between transactional business and management fee business, insurance costs, driver recruiting costs, impact of CSA (Compliance Safety Accountability) and other regulations on drayage costs, trailer and container capacity, vendor cost increases, fuel costs, equipment utilization, intermodal industry growth, intermodal industry service levels, accessorials, competitive pricing and accounting estimates.

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

Agent Fees and Commissions

Agent fees and commissions are directly related to the gross margin earned by the agents. This expense will fluctuate as Mode’s gross margin fluctuates.

General and Administrative

We believe there are several factors that could cause general and administrative expenses to fluctuate as a percentage of revenue. As customer expectations and the competitive environment require the development of web-based business interfaces and the restructuring of our information systems and related platforms, we believe there could be significant expenses incurred, some of which would not be capitalized. Other factors that could cause selling, general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums, claim expense, bad debt expense and professional services expense. We expect rent expense to decrease when we move to our new corporate headquarters which is expected to be completed by the end of 2013.

Depreciation and Amortization

We estimate that depreciation and amortization of property and equipment will remain consistent in 2013. However, depreciation expense will increase in 2014 when we move to our new corporate headquarters.

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

Other Income (Expense)

We expect interest expense to be consistent in 2013. Factors that could cause a change in interest income include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and purchase of treasury stock.

Provision for Income Taxes

Based on current tax legislation, we estimate that our effective tax rate will be 38.5% in 2013.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We have no significant exposure to foreign currency exchange rate changes. No derivative financial instruments were outstanding as of December 31, 2012 and 2011. We do not use financial instruments for trading purposes.

As of December 31, 2012 and 2011, other than our outstanding letters of credit, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hub Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 25, 2013

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,760	$49,091
Accounts receivable trade, net	346,917	326,537
Accounts receivable other	25,945	23,878
Prepaid taxes	139	2,392
Deferred taxes	4,965	4,838
Prepaid expenses and other current assets	10,619	9,056

TOTAL CURRENT ASSETS	459,345	415,792
Restricted investments	17,218	14,323
Property and equipment, net	157,584	124,587
Other intangibles, net	20,068	21,667
Goodwill, net	263,251	263,470
Other assets	2,387	2,845

TOTAL ASSETS	$919,853	$842,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$206,497	$204,693
Accounts payable other	22,925	17,289
Accrued payroll	17,210	16,721
Accrued other	28,633	29,962
Current portion of capital lease	2,120	2,237

TOTAL CURRENT LIABILITIES	277,385	270,902
Non-current liabilities	20,041	17,717
Non-current portion of capital lease	21,099	23,436
Deferred taxes	100,431	91,764
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2012 and 2011	—	—
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2012 and 2011; 36,767,485 outstanding in 2012 and 36,860,260 shares outstanding in 2011	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2012 and 2011	7	7
Additional paid-in capital	167,765	168,800
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	469,141	401,188
Accumulated other comprehensive income	1	4
Treasury stock; at cost, 4,457,307 shares in 2012 and 4,364,532 shares in 2011	(120,971)	(116,088)

TOTAL STOCKHOLDERS’ EQUITY	500,897	438,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$919,853	$842,684

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenue	$3,124,108	$2,751,534	$1,833,737
Transportation costs	2,768,042	2,438,986	1,620,304

Gross margin	356,066	312,548	213,433
Costs and expenses:
Salaries and benefits	129,143	121,044	99,138
Agent fees and commissions	55,112	41,491	2,410
General and administrative	52,832	49,951	38,211
Depreciation and amortization	6,619	5,603	3,792

Total costs and expenses	243,706	218,089	143,551
Operating income	112,360	94,459	69,882

Other income (expense):
Interest expense	(1,207)	(638)	(54)
Interest and dividend income	134	148	119
Other, net	(30)	328	146

Total other (expense) income	(1,103)	(162)	211
Income before provision for income taxes	111,257	94,297	70,093
Provision for income taxes	43,304	36,119	26,635

Net income	$67,953	$58,178	$43,458

Other comprehensive income:
Foreign currency translation adjustments	(3)	(2)	15

Total comprehensive income	$67,950	$58,176	$43,473

Basic earnings per common share	$1.83	$1.58	$1.17

Diluted earnings per common share	$1.83	$1.57	$1.16

Basic weighted average number of shares outstanding	37,053	36,913	37,223

Diluted weighted average number of shares outstanding	37,185	37,063	37,385

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

	Class A & B Common Stock		Additional Paid-in	Purchase Price of Excess of Predecesser Basis, Net	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance January 1, 2012	41,887,088	$419	$168,800	$(15,458)	$401,188	$4	(4,364,532)	$(116,088)	$438,865
Purchase of treasury shares	—	—	—	—	—	—	(403,055)	(13,020)	(13,020)
Issuance of restricted stock awards, net of forfeitures	—	—	(7,148)	—	—	—	273,180	7,148	—
Share-based compensation expense	—	—	6,539	—	—	—	—	—	6,539
Exercise of non-qualified options	—	—	(920)	—	—	—	37,100	989	96
Tax benefit of share-based compensation plans	—	—	494	—	—	—	—	—	494
Net income	—	—	—	—	67,953	—	—	—	67,953
Foreign currency translation adjustment	—	—	—	—	—	(3)	—	—	(3)

Balance December 31, 2012	41,887,088	$419	$167,765	$(15,458)	$469,141	$1	(4,457,307)	$(120,971)	$500,897

Balance January 1, 2011	41,887,088	$419	$169,722	$(15,458)	$343,010	$6	(4,586,433)	$(121,399)	$376,300
Purchase of treasury shares	—	—	—	—	—	—	(43,247)	(1,523)	(1,523)
Issuance of restricted stock awards, net of forfeitures	—	—	(5,312)	—	—	—	207,848	5,312	—
Share-based compensation expense	—	—	4,792	—	—	—	—	—	4,792
Exercise of non-qualified options	—	—	(1,436)	—	—	—	57,300	1,522	86
Tax benefit of share-based compensation plans	—	—	1,034	—	—	—	—	—	1,034
Net income	—	—	—	—	58,178	—	—	—	58,178
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	—	(2)

Balance December 31, 2011	41,887,088	$419	$168,800	$(15,458)	$401,188	$4	(4,364,532)	$(116,088)	$438,865

Balance January 1, 2010	41,887,088	$419	$171,470	$(15,458)	$299,552	$(9)	(3,971,462)	$(102,133)	$353,841
Purchase of treasury shares	—	—	—	—	—	—	(839,448)	(25,070)	(25,070)
Issuance of restricted stock awards, net of forfeitures	—	—	(5,024)	—	—	—	194,677	5,024	—
Share-based compensation expense	—	—	3,576	—	—	—	—	—	3,576
Exercise of non-qualified options	—	—	(734)	—	—	—	29,800	780	46
Tax benefit of share-based compensation plans	—	—	434	—	—	—	—	—	434
Net income	—	—	—	—	43,458	—	—	—	43,458
Foreign currency translation adjustment	—	—	—	—	—	15	—	—	15

Balance December 31, 2010	41,887,088	$419	$169,722	$(15,458)	$343,010	$6	(4,586,433)	$(121,399)	$376,300

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net Income	$67,953	$58,178	$43,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,575	16,340	8,572
Deferred taxes	8,786	18,821	9,545
Compensation expense related to share-based compensation plans	6,539	4,788	3,576
Loss (gain) on sale of assets	108	(17)	85
Excess tax benefits from share based compensation	(29)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted investments	(2,895)	(724)	(1,838)
Accounts receivable, net	(22,429)	(45,047)	(46,582)
Prepaid taxes	2,253	(2,097)	298
Prepaid expenses and other current assets	(1,562)	(1,728)	233
Other assets	459	(33)	298
Accounts payable	7,438	23,095	12,822
Accrued expenses	2,779	2,989	5,277
Non-current liabilities	1,942	301	1,910

Net cash provided by operating activities	92,917	74,866	37,654

Cash flows from investing activities:
Proceeds from sale of equipment	1,071	410	988
Purchases of property and equipment	(56,882)	(55,010)	(25,616)
Cash used in acquisitions, net of cash acquired	(550)	(85,182)	(170)

Net cash used in investing activities	(56,361)	(139,782)	(24,798)

Cash flows from financing activities:
Proceeds from stock options exercised	69	86	46
Purchase of treasury stock	(13,020)	(1,523)	(25,070)
Capital lease payments	(2,454)	(729)	—
Excess tax benefits from share-based compensation	523	1,034	434

Net cash used in financing activities	(14,882)	(1,132)	(24,590)

Effect of exchange rate changes on cash and cash equivalents	(5)	(5)	15

Net increase (decrease) in cash and cash equivalents	21,669	(66,053)	(11,719)
Cash and cash equivalents beginning of the year	49,091	115,144	126,863

Cash and cash equivalents end of the year	$70,760	$49,091	$115,144

Supplemental disclosures of cash paid for:
Interest	$1,200	$541	$54
Income taxes	$28,638	$18,629	$16,031

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Business: Hub Group, Inc. (“we”, “us” or “our”) provides intermodal transportation services utilizing primarily third party arrangements with railroads. Drayage can be provided by our subsidiary, Comtrak, or a third party company. We also arrange for transportation of freight by truck and perform logistics services. Transportation services are provided through our legacy business and our acquisition, Mode Transportation, LLC. We report two distinct business segments. The first segment is Mode, which includes the Mode business we acquired on April 1, 2011. The other segment is Hub, which is all business other than Mode. “Hub Group” includes both segments.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2012, our cash and temporary investments were with high quality financial institutions in DDAs (Demand Deposit Accounts). As of December 31, 2011, our cash and cash equivalents included $42.5 million invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities.

Accounts Receivable and Allowance for Uncollectible Accounts: In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions. To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible. On an annual basis, we perform a hindsight analysis on Hub and Mode separately to determine each segment’s experience in collecting account balances over one year old and account balances in bankruptcy. We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Our reserve for uncollectible accounts was approximately $6.7 million and $7.7 million as of December 31, 2012 and 2011, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method at rates adequate to depreciate the cost of the applicable assets over their expected useful lives: building and improvements, up to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, up to 5 years; furniture and equipment, up to 10 years; and transportation equipment up to 15 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed 5 years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that the undiscounted future cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the assets carrying amount over its fair value, less cost to dispose, is recorded.

Goodwill and Other Intangibles: Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with our business combinations. Goodwill and intangible assets that have indefinite useful lives are not amortized but are subject to annual impairment tests.

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. During the fourth quarter of 2011, we adopted the FASB’s new accounting guidance, which allows companies to assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. In 2012, we performed the qualitative assessment on the Hub reporting unit and the step one quantitative test on the Mode reporting unit. No impairment charge was recognized based on the results of the goodwill impairment tests.

We review other indefinite-lived intangibles for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of other indefinite-lived intangibles may not be recoverable. An indefinite lived intangible asset is impaired if its fair value is less than its carrying value. An impairment loss is measured as the difference between the implied fair value of the reporting unit’s indefinite-lived asset and the carrying amount of the asset. The fair value measurement is determined based on assumptions that a market participant would use including expectations regarding future operating performance (which are consistent with our internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature. As of December 31, 2012, reasonable variations in these assumptions do not have a significant impact on the results of the impairment test. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

On January 1, 2013, we will adopt the FASB’s new accounting guidance which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative test discussed above.

We evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs (Demand Deposit Accounts). We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2012, 2011 or 2010. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

Revenue Recognition: Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectability is reasonably assured. Revenue and related transportation costs are recognized based on relative transit time. Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Services requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on a gross basis for most of our revenue.

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

New Pronouncements: In May 2011, the Financial Accounting Standards Board (“FASB”) issued an update to Topic 820—Fair Value Measurements and Disclosures of the Accounting Standards Codification. This update provides guidance on how fair value accounting should be applied where its use is already required or permitted by other standards. The guidance does not extend the use of fair value accounting. We adopted this guidance effective January 1, 2012, as required, and the adoption did not have a significant impact to our consolidated financial statements. In June 2011, the FASB issued an update to Topic 220—Comprehensive Income of the Accounting Standards Codification. The update is intended to increase the prominence of other comprehensive income in the financial statements. The guidance requires that we present components of comprehensive income in either one continuous or two separate, but consecutive, financial statements and no longer permits the presentation of comprehensive income in the Consolidated Statement of Shareholders’ Equity. We adopted this new guidance effective January 1, 2012, as required. The adoption did not have a significant impact on our consolidated financial statements. We are now presenting components of comprehensive income on one statement, our Consolidated Statements of Income and Other Comprehensive Income.

In July 2012, the FASB issued an update to Topic 350 – Intangibles – Goodwill and Other of the Accounting Standards Codification. The objective of this update is to simplify how entities test indefinite lived intangibles for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We will adopt this guidance effective January 1, 2013 as required, and do not expect the adoption to have a significant impact to our consolidated financial statements.

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended, December 31,
	2012	2011	2010
Net income for basic and diluted earnings per share	$67,953	$58,178	$43,458

Weighted average shares outstanding - basic	37,053	36,913	37,223
Dilutive effect of stock options and restricted stock	132	150	162

Weighted average shares outstanding - diluted	37,185	37,063	37,385

Earnings per share - basic	$1.83	$1.58	$1.17

Earnings per share - diluted	$1.83	$1.57	$1.16

NOTE 4. Acquisitions

In April 2011, we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode”). Mode has approximately 221 agents, consisting of 93 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 128 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division operated out of our Downers Grove, IL headquarters and corporate offices in Memphis, TN.

The following unaudited pro forma consolidated results of operations for 2011 and 2010 assume that the acquisition of Mode was completed as of January 1, 2010 (in thousands, except for per share amounts)

	Twelve Months Ended,
	December 31,
	2011	2010
Revenue	$2,929,813	$2,515,219
Net Income	$58,991	$44,824
Earnings per share - basic	$1.60	$1.20
Earnings per share - diluted	$1.59	$1.20

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

On June 3, 2011, we purchased certain assets of Domestic Transport, Inc. (“Domestic Transport”). Domestic Transport was founded in 2005 with one truck hauling containers out of the Ports of Seattle and Tacoma. At the time of the acquisition, Domestic Transport had grown to a 22-driver operation that handled container deliveries in the state of Washington and throughout the Pacific Northwest. We did not have a drayage presence in this geographic market. The total purchase price was $0.7 million payable in installments of $0.6 million at closing and four equal installments of $0.025 million, paid quarterly starting September 3, 2011. The purchase price was allocated as follows: $0.1 million for the driver and customer relationships, $0.2 million for tractors and the remaining $0.4 million for goodwill. Quarterly payments totaling $0.05 million were made in 2011 and the remaining balance due amount of $0.05 million was paid in 2012.

On October 3, 2011, we purchased certain assets of Challenge Transport, Inc. (“Challenge Transport”). Challenge Transport was founded in 1995 in South Kearny, New Jersey. At the time of the acquisition, Challenge Transport had a 41-driver operation that handled container deliveries throughout the northeast region. We did not have much of a drayage presence in this geographic market. The total purchase price was $2.5 million payable in installments of $2.0 million at closing and four equal installments of $0.125 million, paid quarterly starting January 3, 2012. The purchase price was allocated as follows: $1.3 million for the customer relationships, $0.3 million for the driver relationships and the remaining $0.9 million for goodwill. The final quarterly payments totaling $0.5 million were made in 2012.

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

The following is a summary of operating results, which includes the results of operations of the Mode segment for the entire year of 2012 and for the period April 1, 2011 to December 31, 2011, and certain other financial data for our business segments (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2012				Ended December 31, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,392,289	$779,928	$(48,109)	$3,124,108	$2,183,914	$586,251	$(18,631)	$2,751,534
Transportation costs	2,128,942	687,209	(48,109)	2,768,042	1,939,263	518,354	(18,631)	2,438,986

Gross margin	263,347	92,719	—	356,066	244,651	67,897	—	312,548
Costs and expenses:
Salaries and benefits	113,855	15,288	—	129,143	107,378	13,666	—	121,044
Agent fees and commissions	1,900	53,212	—	55,112	2,771	38,720	—	41,491
General and administrative	45,411	7,421	—	52,832	42,523	7,428	—	49,951
Depreciation and amortization	4,448	2,171	—	6,619	3,975	1,628	—	5,603

Total costs and expenses	165,614	78,092	—	243,706	156,647	61,442	—	218,089

Operating income	$97,733	$14,627	$—	$112,360	$88,004	$6,455	$—	$94,459

Capital expenditures	$54,266	$2,616	$—	$56,882	$54,683	$327	$—	$55,010

	Twelve Months
	Ended December 31, 2010
			Inter-	Hub
			Segment	Group
	Hub	Mode	Elims	Total
Revenue	$1,833,737	$—	$—	$1,833,737
Transportation costs	1,620,304	—	—	1,620,304

Gross margin	213,433	—	—	213,433
Costs and expenses:
Salaries and benefits	99,138	—	—	99,138
Agent fees and commissions	2,410	—	—	2,410
General and administrative	38,211	—	—	38,211
Depreciation and amortization	3,792	—	—	3,792

Total costs and expenses	143,551	—	—	143,551

Operating income	$69,882	$—	$—	$69,882

Capital expenditures	$25,616	$—	$—	$25,616

	As of December 31, 2012				As of December 31, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$759,797	$163,719	$(3,663)	$919,853	$684,609	$162,972	$(4,897)	$842,684
Goodwill	$233,862	$29,389	$—	$263,251	$234,081	$29,389	$—	$263,470

The following tables summarize our revenue by segment and business line (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2012				Ended December 31, 2011
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,731,487	$354,662	$(43,863)	$2,042,286	$1,553,594	$258,087	$(16,392)	$1,795,289
Truck brokerage	335,213	318,848	(2,945)	651,116	339,444	238,418	(1,033)	576,829
Logistics	325,589	106,418	(1,301)	430,706	290,876	89,746	(1,206)	379,416

Total revenue	$2,392,289	$779,928	$(48,109)	$3,124,108	$2,183,914	$586,251	$(18,631)	$2,751,534

	Twelve Months
	Ended December 31, 2010
			Inter-	Hub
			Segment	Group
	Hub	Mode	Elims	Total
Intermodal	$1,285,163	$—	$—	$1,285,163
Truck brokerage	335,000	—	—	335,000
Logistics	213,574	—	—	213,574

Total revenue	$1,833,737	$—	$—	$1,833,737

NOTE 6. Goodwill and Other Intangible Assets

In accordance with the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification, we completed the required annual impairment tests. We performed a qualitative assessment on the Hub segment goodwill and a quantitative assessment on the Hub segment indefinite lived intangible asset and the Mode segment goodwill. No impairment charges were recognized based on the results of the annual goodwill and indefinite lived intangible assessments and there were no accumulated impairment losses at the beginning of the period.

The following table presents the carrying amount of goodwill (in thousands):

	Hub	Mode	Hub Group Total
Balance at January 1, 2011	$233,029	$—	$233,029
Acquisition	1,270	29,389	30,659
Other	(218)	—	(218)

Balance at December 31, 2011	$234,081	$29,389	$263,470
Other	(219)	—	(219)

Balance at December 31, 2012	$233,862	$29,389	$263,251

The changes in the carrying amount of Hub goodwill for 2011 are due to the purchases of Domestic Transport and Challenge Transport. The purchase of Mode in 2011 created the additional goodwill of $29.4 million in the Mode segment. The changes noted as “other” in the table above for both 2012 and 2011 refer to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

The components of the “Other intangible assets” are as follows (in thousands):

As of December 31, 2012:	Gross Amount	Accumulated Amortization	Net Carrying Value	Life
Hub
Customer relationships	$5,181	$(2,015)	$3,166	7-15 years
Trade name	2,904	—	2,904	Indefinite
Relationships with owner operators	1,179	(1,050)	129	2-6 years
Information technology	500	(500)	—	6 years
Backlog/open orders	20	(20)	—	1 month

Hub Total	$9,784	$(3,585)	$6,199

Mode
Agency/customer relationships	$15,362	$(1,493)	$13,869	18 years

Hub Group Total	$25,146	$(5,078)	$20,068

As of December 31, 2011:	Gross Amount	Accumulated Amortization	Net Carrying Value	Life
Hub
Customer relationships	$5,181	$(1,547)	$3,634	7-15 years
Trade name	2,904	—	2,904	Indefinite
Relationships with owner operators	1,179	(786)	393	2-6 years
Information technology	500	(486)	14	6 years
Backlog/open orders	20	(20)	—	1 month

Hub Total	$9,784	$(2,839)	$6,945

Mode
Agency/customer relationships	$15,362	$(640)	$14,722	18 years

Hub Group Total	$25,146	$(3,479)	$21,667

The above intangible assets are amortized using the straight-line method. Amortization expense for each of the years ended December 31, 2012, 2011 and 2010 was $1.6 million, $1.3 million and $0.5 million, respectively. The remaining weighted average life of all definite lived intangible assets as of December 31, 2012 was 7.06 years and 16.25 years for Hub and Mode, respectively. Amortization expense for the next five years is as follows (in thousands):

	Hub	Mode	Hub Group Total
2013	$582	$853	$1,435
2014	442	853	1,295
2015	442	853	1,295
2016	442	853	1,295
2017	442	853	1,295

NOTE 7. Restructuring Charges

Our remaining restructuring accrual as of December 31, 2012 was $0.02 million. This was a reduction from the December 31, 2011 accrual of $0.6 million due to cash payments made and changes in estimate, partially offset by restructuring expense during the first quarter.

In 2011, we recorded restructuring charges, net of changes in estimates, of approximately $1.3 million consisting of severance charges for 129 employees and lease cancellation costs of $0.2 million. We had an accrual of $0.6 million at December 31, 2011, consisting of $0.5 million of severance charges and $0.1 million of lease obligations resulting from closing facilities.

All severance charges are included in Salaries and benefits and all lease obligation and closing costs are included in General and administrative in the Consolidated Statements of Income.

The following table displays the activity and balances of the restructuring reserves in the Consolidated Balance Sheets (in thousands):

	Hub	Hub		Mode	Hub
	Headcount	Consolidation	Hub	Headcount	Group
	Reduction	of Facilities	Total	Reduction	Total
Balance at January 1, 2011	$—	$—	$—	$—	$—
Restructuring expenses	851	184	1,035	363	1,398
Change in estimate	(140)	—	(140)	—	(140)
Cash payments made	(347)	(47)	(394)	(250)	(644)

Balance at December 31, 2011	$364	$137	$501	$113	$614
Restructuring expenses	9	23	32	—	32
Change in estimate	(53)	(72)	(125)	(1)	(126)
Cash payments made	(320)	(79)	(399)	(100)	(499)

Balance at December 31, 2012	$—	$9	$9	$12	$21

NOTE 8. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.9	3.0	2.5
Nondeductible expenses	0.5	0.6	1.1
Provision for valuation allowance	—	(0.3)	—
State law change	0.3	(0.2)	(0.3)
Other	0.2	0.2	(0.3)

Net effective rate	38.9%	38.3%	38.0%

We, and our subsidiaries, file both unitary and separate company state income tax returns.

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current
Federal	$30,375	$14,356	$14,959
State and local	4,331	3,230	2,303
Foreign	47	32	47

	34,753	17,618	17,309

Deferred
Federal	7,865	18,146	9,411
State and local	693	365	(85)
Foreign	(7)	(10)	—

	8,551	18,501	9,326

Total provision	$43,304	$36,119	$26,635

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2012	2011
Reserve for uncollectible accounts receivable	$2,182	$1,379
Accrued compensation	7,602	6,342
Other reserves	2,517	3,154

Current deferred tax assets	12,301	10,875
Accrued compensation	5,411	4,670
Other reserves	514	966
Operating loss carryforwards	756	581
Less valuation allowance	(122)	(108)

Non-current deferred tax assets	6,559	6,109

Total deferred tax assets	$18,860	$16,984

Prepaids	$(2,404)	$(1,939)
Other receivables	(4,932)	(4,098)

Current deferred tax liabilities	(7,336)	(6,037)
Property and equipment	(30,961)	(27,457)
Goodwill	(76,029)	(70,416)

Non-current deferred tax liabilities	(106,990)	(97,873)

Total deferred tax liabilities	$(114,326)	$(103,910)

Our state tax net operating losses of $0.8 million expire between December 31, 2014 and December 31, 2032. Management believes it is more likely than not that the deferred tax assets will be realized with the exception of $0.1 million related to state tax net operating losses for which a valuation allowance has been established.

As of both December 31, 2012 and 2011, the amount of unrecognized tax benefits was $0.8 million of which $0.5 million would decrease our income tax provision, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2010	$655
Additions for tax positions taken in prior years	200
Reductions as a result of a lapse of the applicable statute of limitations	(99)

Balance at December 31, 2011	$756
Additions for tax positions taken in prior years	27

Balance at December 31, 2012	$783

We are subject to income taxation in the U.S., numerous state jurisdictions and Mexico. Our 2008 tax year was the most recent year examined by the IRS. In 2011 the IRS closed their exam of 2008 with no changes and decided not to examine our 2009 tax year. Also in 2011, California and Illinois closed their examinations of our 2006 through 2007 tax years and 2007 through 2008 tax years, respectively. Both state examinations resulted in small refunds. Examinations of various tax years by Maryland remain open. Although no other significant examinations are currently in effect, tax years 2009 through 2011 generally remain open to examination by the major tax jurisdiction to which we are subject, with the exception of years closed by the examinations discussed above.

It is reasonably possible that events could occur during the next twelve months which would change the amount of our unrecognized tax benefits. Our reserve could move up or down depending on the outcome of a state income tax audit and developments with some noteworthy lawsuits that have been initiated by unrelated taxpayers against state revenue departments. We estimate it is reasonably possible that our reserve could decrease by $0.3 million or increase up to $0.4 million depending upon the outcome of these events.

We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes. In our 2012 provision for income taxes we recognized approximately three thousand dollars of both net interest expense related to income tax liabilities and income tax penalties.

NOTE 9. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2012 and 2011 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2012, our cash and temporary investments were with high quality financial institutions in DDAs (Demand Deposit Accounts). As of December 31, 2011, our cash and cash equivalents included $42.5 million invested in a money market fund comprised of U.S. treasury securities and repurchase agreements for these securities.

Restricted investments included $17.2 million and $14.3 million as of December 31, 2012 and 2011, respectively, of mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 10. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Land	$9,855	$—
Building and improvements	72	72
Leasehold improvements	4,621	2,515
Computer equipment and software	65,515	59,292
Furniture and equipment	9,001	8,534
Transportation equipment	162,461	136,691
Construction in process	6,142	1,101

	257,667	208,205
Less: Accumulated depreciation and amortization	(100,083)	(83,618)

Property and Equipment, net	$157,584	$124,587

The increase in transportation equipment to $162.5 million in 2012 from $136.7 million in 2011 was due primarily to the addition of containers.

Included in the transportation equipment is a capital lease obligation entered into for $26.4 million in 2011. The balances as of December 31, 2012 and 2011, net of accumulated amortization, were $22.6 million and $25.3 million, respectively.

Depreciation and amortization expense related to property and equipment was $19.6 million, $14.8 million and $8.0 million for 2012, 2011 and 2010, respectively, which includes $2.6 million and $1.1 million of amortization expense associated with a capital lease for 2012 and 2011, respectively. This amortization expense is included in transportation costs. Transportation equipment depreciation is included in transportation costs.

During our review of fixed asset lives, we determined that the useful life of certain transportation equipment should be changed from 10 years to 15 years. As a result, depreciation expense in future periods will be impacted.

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

We have standby letters of credit that expire at various dates in 2013. As of December 31, 2012, our letters of credit were $3.7 million.

Our unused and available borrowings under our bank revolving line of credit were $46.3 million as of December 31, 2012 and $47.4 million as of December 31, 2011. We were in compliance with our debt covenants as of December 31, 2012.

On August 1, 2011, we entered into an agreement to lease 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease. Interest on this capital lease obligation is based on interest rates that approximate currently available interest rates; therefore, indebtedness under this capital lease obligation approximates fair value.

We paid interest of $1.0 million and $0.3 million in 2012 and 2011, respectively, related to this capital lease.

NOTE 12. Leases, User Charges and Commitments

Minimum annual lease payments, as of December 31, 2012, under non-cancelable leases, principally for containers, chassis, equipment and real estate as well as other commitments are payable as follows (in thousands):

Future Payments Due:

		Operating Leases and
	Capital Lease	Other Commitments	Total
2013	$3,187	$30,716	$33,903
2014	3,187	10,636	13,823
2015	3,187	8,314	11,501
2016	3,195	6,611	9,806
2017	3,187	5,375	8,562
2018 and thereafter	11,689	11,074	22,763

	$27,632	$72,726	$100,358

Less: Imputed interest	(4,218)

Net capital lease liability	$23,414

Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $8.8 million in 2012, $9.9 million in 2011 and $8.0 million in 2010. Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. We straight-line rental expense in accordance with the FASB guidance in the Leases Topic of the Codification.

We incur rental expense for our leased containers, tractors and trailers that are included in transportation costs and totaled $9.3 million, $9.4 million, and $9.3 million for 2012, 2011 and 2010, respectively.

We incur user charges for use of a fleet of rail owned chassis, chassis under capital lease and dedicated rail owned containers on the Union Pacific and Norfolk Southern railroads which are included in transportation costs. Such charges were $67.0 million, $64.0 million and $54.0 million for 2012, 2011 and 2010, respectively. As of December 31, 2012, we have the ability to return the majority of the containers and pay for the rail owned chassis only when we are using them under these agreements. As a result, no minimum commitments related to these rail owned chassis and containers have been included in the table above.

On December 12, 2012, we exercised our purchase option on 4,097 containers that are currently leased. The purchases, totaling $14.9 million, will occur as the leases expire throughout 2013 and are included in the table above.

NOTE 13. Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors. The guarantees expire at various dates beginning in 2013 thru 2019.

The potential maximum exposure under these lease guarantees was approximately $48.2 million and $24.0 million as of December 31, 2012 and 2011, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of December 31, 2012 and 2011. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner operator who would assume the lease. There were no material defaults during the years ended December 31, 2012 and 2011 and no potential material defaults.

We had a liability of approximately $1.0 million at December 31, 2012 and $0.5 million as of December 31, 2011, for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis included in non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 14. Stock-Based Compensation Plans

In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000. In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000. In 2003, we amended our 2002 Incentive Plan to add an additional 2,000,000 shares of Class A Common Stock that are reserved for issuance. In 2007, we amended our 2002 Incentive Plan to add an additional 1,000,000 shares of Class A Common Stock that are reserved for issuance. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock, restricted stock units and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. We have not granted any stock options since 2003. Restricted stock vests over a three to five year period. As of December 31, 2012, 1,225,923 shares were available for future grant. When stock options are exercised, either new shares are issued or shares are issued out of treasury.

Share-based compensation expense for 2012, 2011 and 2010 was $6.5 million, $4.8 million and $3.6 million or $4.0 million, $3.0 million and $2.2 million, net of taxes, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2012:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	53,600	$2.09	1.29	$1,625,995
Options exercised	(37,100)	$1.91
Options forfeited	—	$—
Outstanding at December 31, 2012	16,500	$2.51	0.57	$513,004
Exercisable at December 31, 2012	16,500	$2.51	0.57	$513,004

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1.2 million, $1.1 million and $0.9 million, respectively. Cash received from stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.07 million, $0.1 million and $0.05 million, respectively. The tax benefit realized for tax deductions from stock options exercised for the years ended December 31, 2012, 2011 and 2010 was $0.5 million, $0.7 million and $0.3 million, respectively.

The following table summarizes information about options outstanding as of December 31, 2012:

Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price
$ 1.22 to $ 1.22	1,500	0.18	$1.22
$ 1.22 to $ 2.64	15,000	0.61	$2.64

$ 1.22 to $ 2.64	16,500	0.57	$2.51

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2012:

Non-vested restricted stock	Shares	Weighted Average Grant Date Fair Value
Non-vested January 1, 2012	577,609	$30.30
Granted	296,017	$32.62
Vested	(164,011)	$29.23
Forfeited	(22,837)	$31.86

Non-vested at December 31, 2012	686,778	$31.50

The following table summarizes the restricted stock granted during the respective years:

Restricted stock grants	2012	2011	2010
Employees	276,017	246,284	228,094
Outside directors	20,000	12,000	12,000

Total	296,017	258,284	240,094

Weighted average grant date fair value	$32.62	$35.27	$27.36
Vesting period	3-5 years	3-5 years	3-5 years

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2012, 2011 and 2010 was $5.4 million, $4.7 million and $4.5 million, respectively.

As of December 31, 2012, there was $15.5 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.85 years.

During January 2013, we granted 258,008 shares of restricted stock to certain employees and 20,000 shares of restricted stock or restricted stock units to outside directors with a weighted average grant date fair value of $34.35. The stock vests over a three to five year period.

NOTE 15. Employee Benefit Plans

We had one profit-sharing plan and trust as of December 31, 2012, 2011 and 2010, all under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense of $1.6 million, $1.5 million and $1.3 million related to these plans in 2012, 2011, and 2010, respectively.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2012 and 2011. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan.

On April 1, 2011, we established the 2011 Supplemental Deferred Compensation Plan to accommodate certain key employees of Mode Transportation, LLC as a result of the Exel Transportation Services acquisition. The plan was created to allow these key employees to continue deferring into a non-qualified plan for the remainder of 2011. On December 31, 2011, the plan was closed and there were no new contributions made into this plan after that date. This plan provided a 50% match on the first 10% of employee compensation deferred under the Plan, with a maximum match equivalent to 5% of compensation. As a result of the 2011 Supplemental Deferred Compensation Plan being frozen to new contributions, Mode employees are now included in Hub’s Nonqualified Deferred Compensation Plan.

We incurred expense of $0.3 million, $0.4 million and $0.3 million related to the employer match for these plans in 2012, 2011 and 2010, respectively. The liabilities related to these plans as of December 31, 2012 and 2011 were $18.1 million and $15.5 million, respectively.

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

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc. The action seeks class certification on behalf of a class comprised of present and former California-based truck drivers for Comtrak who were classified as independent contractors, from January 2009 to the present. The complaint alleges Comtrak has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code, and claims that Comtrak has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees. We believe the complaint is without merit and intend to vigorously defend the action.

NOTE 17. Stock Buy Back Plans

On November 26, 2012, our Board of Directors authorized the purchase of up to $25.0 million of our Class A Common Stock. This authorization expires on December 31, 2013. We purchased 347,592 shares under this authorization during the year ended December 31, 2012. We purchased 55,463 shares for $1.8 million and 43,247 shares for $1.5 million during the years ended December 31, 2012 and 2011, respectively, related to employee withholding upon vesting of restricted stock.

The following table displays the number of shares purchased during 2012 and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
November 26 to December 31	347,592	$32.25	347,592	$13,791

Total	347,592	$32.25	347,592	$13,791

This table excludes 55,463 shares we purchased for $1.8 million during the year ended December 31, 2012 related to employee withholding upon vesting of restricted stock.

NOTE 18. Selected Quarterly Financial Data (Unaudited)

The following table sets forth the selected quarterly financial data for each of the quarters in 2012 (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Year Ended December 31, 2012:
Revenue	$739,885	$778,312	$804,888	$801,023
Gross margin	83,742	87,358	91,587	93,379
Operating income	22,511	27,850	30,351	31,648
Net income	13,662	16,952	18,495	18,844
Basic earnings per share	$0.37	$0.46	$0.50	$0.51
Diluted earnings per share	$0.37	$0.46	$0.50	$0.51

The following table sets forth the selected quarterly financial data for each of the quarters in 2011 (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Year Ended December 31, 2011:
Revenue	$485,379	$751,201	$752,179	$762,775
Gross margin	57,307	84,729	86,701	83,811
Operating income	16,760	23,918	26,643	27,138
Net income	10,498	14,390	16,276	17,014
Basic earnings per share	$0.28	$0.39	$0.44	$0.46
Diluted earnings per share	$0.28	$0.39	$0.44	$0.46

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), management believes our internal controls over financial reporting was effective as of December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hub Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hub Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Hub Group, Inc., and our report dated February 25, 2013 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 25, 2013

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors” and “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 9, 2013 sets forth certain information with respect to our directors and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Our code of ethics can be found on our website at www.hubgroup.com.

Item 11.	EXECUTIVE COMPENSATION

The section entitled “Compensation of Directors and Executive Officers” appearing in our proxy statement for our annual meeting of stockholders to be held on May 9, 2013 sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 9, 2013 sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	16,500	$2.51	1,225,923
Equity compensation plans not approved by security holders	—	—	—
Total	16,500	$2.51	1,225,923

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Meetings and Committees of the Board” appearing in our proxy statement for the annual meeting of our stockholders to be held on May 9, 2013 set forth certain information with respect to certain business relationships and transactions between us and our directors and officers and the independence of our directors and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for our annual meeting of stockholders to be held on May 9, 2013 sets forth certain information with respect to certain fees we have paid to our principal accountant for services and is incorporated herein by reference.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets—December 31, 2012 and December 31, 2011

Consolidated Statements of Income and Other Comprehensive Income—Years ended December 31, 2012, December 31, 2011 and December 31, 2010

Consolidated Statements of Stockholders’ Equity—Years ended December 31, 2012, December 31, 2011 and December 31, 2010

Consolidated Statements of Cash Flows—Years ended December 31, 2012, December 31, 2011 and December 31, 2010

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

Date: February 25, 2013	HUB GROUP, INC.

By	/s/ DAVID P. YEAGER
David P. Yeager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager David P. Yeager	Chairman and Chief Executive Officer	February 25, 2013

/s/ Mark A. Yeager Mark A. Yeager	Vice Chairman, President and Chief Operating Officer	February 25, 2013

/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2013

/s/ Charles R. Reaves Charles R. Reaves	Director	February 25, 2013

/s/ Martin P. Slark Martin P. Slark	Director	February 25, 2013

/s/ Gary D. Eppen Gary D. Eppen	Director	February 25, 2013

/s/ Jonathan P. Ward Jonathan P. Ward	Director	February 25, 2013

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS

Allowance for uncollectible trade accounts

Year Ended December 31:	Balance at Beginning of Year	Charged to Costs & Expenses		Charged to Other Accounts (1)	Deductions (2)	Balance at End of Year
2012	$7,730,000	$208,000		$(623,000)	$(626,000)	$6,689,000
2011	$3,879,000	$5,314,000	(3)	$(1,294,000)	$(169,000)	$7,730,000
2010	$4,607,000	$207,000		$(625,000)	$(310,000)	$3,879,000

Deferred tax valuation allowance

Year Ended December 31:	Balance at Beginning of Year	Charged to Costs & Expenses	Balance at End of Year
2012	$108,000	$14,000	$122,000
2011	$379,000	$(271,000)	$108,000
2010	$379,000	$—	$379,000

(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries
(2)	Represents bad debt recoveries.
(3)	Includes an increase in the allowance due to the Mode Transportation, LLC business acquisition of $4.4 million.

S-1

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed July 23, 2007, File No. 000-27754)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1, File No. 33-90210)

10.1	Amended and Restated Limited Partnership Agreement of Hub City Canada, L.P. (incorporated by reference to Exhibit 10.2 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No 000-27754)

10.2	Stockholders’ Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

10.3*	Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.4*	Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.5*	Description of Executive Officer cash compensation for 2013

10.6	Director compensation for 2013

10.7*	Hub Group’s 2002 Long Term Incentive Plan (as amended and restated effective May 7, 2007) (incorporated by reference from Appendix B to the Registrant’s definitive proxy statement on Schedule 14A dated and filed March 26, 2007)

10.8	$40 million Credit Agreement dated as of March 23, 2005 among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 23, 2005 and filed March 25, 2005, File No. 000-27754)

10.9	Lease Agreement dated as of May 10, 2005, between Banc of America Leasing & Capital, LLC and Hub City Terminals, Inc., with form of Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.10	Guaranty of Corporation, dated as of May 10, 2005, made by Registrant to, and for the benefit of, Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.11	Amendment to the $40 million Credit Agreement among the Registrant, Hub City Terminals, Inc. and Harris Trust and Savings Bank dated February 21, 2006 (incorporated by reference to Exhibit 10.16 to the Registrant’s report on Form 10-K for the year ended December 31, 2005 and filed February 27, 2006, File No. 000-27754)

10.12	Form of Terms of Restricted Stock Award under Hub Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

10.13	Fourth Amendment to Credit Agreement, dated as of March 31, 2011, among Hub Group, Inc., Hub City Terminals, Inc., Harris N.A. and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated March 31, 2011 and filed April 6, 2011, File No. 000-27754)

10.14	Stock Purchase Agreement, dated as of April 1, 2011, by Hub Group, Inc., DPWN Holdings (USA), Inc. and Exel Transportation Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated March 31, 2011 and filed April 6, 2011, File No. 000-27754)

14	Hub Group’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 to the Registrant’s report on Form 10-K dated March 12, 2003 and filed on March 13, 2003, File No. 000-27754)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a- 14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350

101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 25, 2013, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Income and Other Comprehensive Income for the years ended December 31, 2012, 2011, and 2010, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Stockholders’ Equity for the years ended 2012, 2011, and 2010, and (v) the Notes to the Consolidated Financial Statements..

•	Management contract or compensatory plan or arrangement.