Form 10-Q
period 2013-03-31
HUB GROUP INC
filed 2013-04-26
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

On April 23, 2013, the registrant had 36,987,417 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,251	$70,760
Accounts receivable trade, net	366,296	346,917
Accounts receivable other	18,503	25,945
Prepaid taxes	175	139
Deferred taxes	4,401	4,965
Prepaid expenses and other current assets	8,395	10,619

TOTAL CURRENT ASSETS	484,021	459,345
Restricted investments	17,399	17,218
Property and equipment, net	161,867	157,584
Other intangibles, net	19,691	20,068
Goodwill, net	263,196	263,251
Other assets	2,533	2,387

TOTAL ASSETS	$948,707	$919,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$221,072	$206,497
Accounts payable other	24,585	22,925
Accrued payroll	11,751	17,210
Accrued other	31,333	28,633
Current portion of capital lease	2,345	2,120

TOTAL CURRENT LIABILITIES	291,086	277,385
Non-current liabilities	19,714	20,041
Non-current portion of capital lease	20,314	21,099
Deferred taxes	102,659	100,431
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2013 and 2012	—	—
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2013 and 2012; 36,986,810 outstanding in 2013 and 36,767,485 shares outstanding in 2012	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2013 and 2012	7	7
Additional paid-in capital	161,161	167,765
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	484,505	469,141
Accumulated other comprehensive income	27	1
Treasury stock; at cost, 4,237,982 shares in 2013 and 4,457,307 shares in 2012	(115,720)	(120,971)

TOTAL STOCKHOLDERS’ EQUITY	514,934	500,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$948,707	$919,853

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2013	2012
Revenue	$768,980	$739,885
Transportation costs	681,642	656,143

Gross margin	87,338	83,742
Costs and expenses:
Salaries and benefits	34,583	33,299
Agent fees and commissions	13,274	13,695
General and administrative	13,191	12,577
Depreciation and amortization	1,553	1,660

Total costs and expenses	62,601	61,231
Operating income	24,737	22,511

Other income (expense):
Interest expense	(290)	(307)
Interest and dividend income	29	34
Other, net	(11)	(23)

Total other (expense) income	(272)	(296)
Income before provision for income taxes	24,465	22,215
Provision for income taxes	9,101	8,553

Net income	$15,364	$13,662

Other comprehensive income:
Foreign currency translation adjustments	26	1

Total comprehensive income	$15,390	$13,663

Basic earnings per common share	$0.42	$0.37

Diluted earnings per common share	$0.42	$0.37

Basic weighted average number of shares outstanding	36,855	37,043

Diluted weighted average number of shares outstanding	36,949	37,143

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$15,364	$13,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,096	5,516
Deferred taxes	2,669	3,352
Compensation expense related to share-based compensation plans	1,882	1,637
(Gain) loss on sale of assets	(214)	1
Excess tax benefits from share-based compensation	(3)	(83)
Changes in operating assets and liabilities:
Restricted investments	(181)	(1,509)
Accounts receivable, net	(11,893)	(14,043)
Prepaid taxes	(30)	2,243
Prepaid expenses and other current assets	2,227	2,205
Other assets	(146)	445
Accounts payable	16,230	8,377
Accrued expenses	(2,801)	22
Non-current liabilities	(198)	1,010

Net cash provided by operating activities	28,002	22,835

Cash flows from investing activities:
Proceeds from sale of equipment	734	52
Purchases of property and equipment	(9,456)	(17,013)
Cash used in acquisitions	—	(150)

Net cash used in investing activities	(8,722)	(17,111)

Cash flows from financing activities:
Proceeds from stock options exercised	42	16
Stock tendered for payments of withholding taxes	(2,469)	(1,665)
Purchase of treasury stock	(903)	—
Capital lease payments	(560)	(546)
Excess tax benefits from share-based compensation	98	74

Net cash used in financing activities	(3,792)	(2,121)

Effect of exchange rate changes on cash and cash equivalents	3	1

Net increase in cash and cash equivalents	15,491	3,604
Cash and cash equivalents beginning of period	70,760	49,091

Cash and cash equivalents end of period	$86,251	$52,695

Supplemental disclosures of cash paid for:
Interest	$311	$333
Income taxes	$3,438	$472

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2013 and results of operations for the three months ended March 31, 2013 and 2012.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2013				Ended March 31, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$592,651	$187,460	$(11,131)	$768,980	$563,212	$187,183	$(10,510)	$739,885
Transportation costs	527,471	165,302	(11,131)	681,642	501,694	164,959	(10,510)	656,143

Gross margin	65,180	22,158	—	87,338	61,518	22,224	—	83,742
Costs and expenses:
Salaries and benefits	30,777	3,806	—	34,583	29,080	4,219	—	33,299
Agent fees and commissions	449	12,825	—	13,274	634	13,061	—	13,695
General and administrative	11,698	1,493	—	13,191	10,732	1,845	—	12,577
Depreciation and amortization	1,020	533	—	1,553	1,121	539	—	1,660

Total costs and expenses	43,944	18,657	—	62,601	41,567	19,664	—	61,231

Operating income	$21,236	$3,501	$—	$24,737	$19,951	$2,560	$—	$22,511

Capital expenditures	$8,529	$927	$—	$9,456	$16,742	$271	$—	$17,013

	As of March 31, 2013				As of December 31, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$793,773	$159,594	$(4,660)	$948,707	$759,797	$163,719	$(3,663)	$919,853
Goodwill	$233,807	$29,389	$—	$263,196	$233,862	$29,389	$—	$263,251

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended March 31, 2013				Ended March 31, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$427,334	$86,736	$(10,463)	$503,607	$404,171	$82,223	$(9,242)	$477,152
Truck brokerage	83,560	73,933	(463)	157,030	80,024	79,937	(962)	158,999
Logistics	81,757	26,791	(205)	108,343	79,017	25,023	(306)	103,734

Total revenue	$592,651	$187,460	$(11,131)	$768,980	$563,212	$187,183	$(10,510)	$739,885

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2013	2012
Net income for basic and diluted earnings per share	$15,364	$13,662

Weighted average shares outstanding—basic	36,855	37,043
Dilutive effect of stock options and restricted stock	94	100

Weighted average shares outstanding—diluted	36,949	37,143

Earnings per share—basic	$0.42	$0.37

Earnings per share—diluted	$0.42	$0.37

NOTE 4. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of March 31, 2013 and December 31, 2012 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of March 31, 2013 and December 31, 2012, our cash and temporary investments were with high quality financial institutions in DDAs (Demand Deposit Accounts).

Restricted investments included $17.4 million and $17.2 million as of March 31, 2013 and December 31, 2012, respectively, of mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 5. Financing Arrangements

We have standby letters of credit that expire at various dates in 2013. As of March 31, 2013, our letters of credit were $4.2 million.

Our unused and available borrowings under our bank revolving line of credit were $45.8 million as of March 31, 2013 and $46.3 million as of December 31, 2012. We were in compliance with our debt covenants as of March 31, 2013.

NOTE 6. Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors. The guarantees expire at various dates beginning in 2013 through 2020.

The potential maximum exposure under these lease guarantees was approximately $47.2 million and $48.2 million as of March 31, 2013 and December 31, 2012, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of March 31, 2013 and December 31, 2012. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner operator who would assume the lease. There were no material defaults during the quarter ended March 31, 2013 or the year ended December 31, 2012 and no potential material defaults.

We had a liability of approximately $0.9 million as of March 31, 2013 and $1.0 million as of December 31, 2012, for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis included in liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 7. Commitments and Contingencies

On March 19, 2013, we entered into a equipment purchase contract for the acquisition of 2,529 53’ containers. We expect the total cost of purchasing the containers to be approximately $29.0 million. We expect to take delivery of the equipment between April and October 2013.

On March 18, 2013, we entered into an equipment purchase contract for the acquisition of 80 tractors. We expect the total cost of purchasing the tractors to be approximately $9.1 million. We expect to take delivery of the equipment in May 2013.

On December 12, 2012, we exercised our purchase option on approximately 4,000 containers that are currently leased. The purchases, totaling approximately $15.0 million, will occur as the leases expire throughout 2013.

NOTE 8. Legal Matters

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

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc. The action seeks class certification on behalf of a class comprised of present and former California-based truck drivers for Comtrak who were classified as independent contractors, from January 2009 to the present. The complaint alleges Comtrak has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code, and claims that Comtrak has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from this lawsuit.

NOTE 9. New Pronouncements

In July 2012, the FASB issued an update to Topic 350 – Intangibles – Goodwill and Other of the Accounting Standards Codification. The objective of this update is to simplify how entities test indefinite lived intangibles for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We adopted this guidance effective January 1, 2013 as required, and the adoption did not impact our consolidated financial statements.

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

EXECUTIVE SUMMARY

Hub Group, Inc. (“we”, “us” or “our”) reports two distinct business segments, Hub and Mode. The Mode segment includes only the business we acquired on April 1, 2011. The Hub segment includes all businesses other than Mode. Hub Group (as opposed to just Hub), refers to the consolidated results for the whole company, including both the Mode and Hub segments. For the segment financial results, refer to Note 2 of the consolidated financial statements.

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

As of March 31, 2013, approximately 66% of Hub’s drayage needs were met by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charleston, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of March 31, 2013, Comtrak leased or owned 265 tractors, leased or owned 448 trailers, employed 358 drivers and contracted with 2,251 owner-operators.

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

Hub’s top 50 customers represent approximately 61% of the Hub segment revenue for the quarter ended March 31, 2013. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 228 agents, consisting of 96 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 132 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Downers Grove, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 37% of the Mode segment revenue for the quarter ended March 31, 2013. We closely monitor revenue and margin for these customers. We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended March 31:

	Three Months				Three Months
	Ended March 31, 2013				Ended March 31, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$427,334	$86,736	$(10,463)	$503,607	$404,171	$82,223	$(9,242)	$477,152
Truck brokerage	83,560	73,933	(463)	157,030	80,024	79,937	(962)	158,999
Logistics	81,757	26,791	(205)	108,343	79,017	25,023	(306)	103,734

Total revenue	$592,651	$187,460	$(11,131)	$768,980	$563,212	$187,183	$(10,510)	$739,885

Revenue

Hub Group’s revenue increased 3.9% to $769.0 million in 2013 from $739.9 million in 2012.

The Hub segment revenue increased 5.2% to $592.7 million. Intermodal revenue increased 5.7% to $427.3 million due to a 2.2% increase in loads and an increase of 3.5% related to price, fuel and mix. Truck brokerage revenue increased 4.4% to $83.6 million due to a 4.2% increase in volume and a 0.2% net increase in price, fuel and mix. Logistics revenue increased 3.5% to $81.8 million related primarily to growth from new customers.

Mode’s revenue increased 0.1% to $187.5 million in 2013 from $187.2 million in 2012. Mode’s logistic and intermodal revenue increased 7.1% and 5.5%, respectively, while truck brokerage revenue decreased 7.5%.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2013				Ended March 31, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$592,651	$187,460	$(11,131)	$768,980	$563,212	$187,183	$(10,510)	$739,885
Transportation costs	527,471	165,302	(11,131)	681,642	501,694	164,959	(10,510)	656,143

Gross margin	65,180	22,158	—	87,338	61,518	22,224	—	83,742
Costs and expenses:
Salaries and benefits	30,777	3,806	—	34,583	29,080	4,219	—	33,299
Agent fees and commissions	449	12,825	—	13,274	634	13,061	—	13,695
General and administrative	11,698	1,493	—	13,191	10,732	1,845	—	12,577
Depreciation and amortization	1,020	533	—	1,553	1,121	539	—	1,660

Total costs and expenses	43,944	18,657	—	62,601	41,567	19,664	—	61,231

Operating income	$21,236	$3,501	$—	$24,737	$19,951	$2,560	$—	$22,511

Gross Margin

Hub Group’s gross margin increased 4.3% to $87.3 million in 2013 from $83.7 million in 2012. Hub Group’s gross margin as a percentage of sales increased to 11.4% as compared to last year’s 11.3% margin.

The Hub segment gross margin increased 6.0% to $65.2 million. The Hub segment margin increase of $3.7 million came primarily from logistics and intermodal. The logistics increase of $1.7 million was due primarily to yield improvement. Intermodal margin increased $1.5 million because of our volume growth and improved street operations. Container utilization was about one half day better than last year and we did 66% of our own drayage in 2013. Brokerage contributed $0.5 million to the margin increase due to increased loads and better purchasing. As a percentage of revenue, the Hub segment gross margin increased to 11.0% in 2013 from 10.9% in 2012. The biggest driver of the increase in the gross margin percent was logistics. The logistics margin percent increased due to solid execution, the mix of business and more opportunities for optimization.

Mode’s gross margin remained consistent at $22.2 million in 2013 and 2012. Mode’s gross margin as a percentage of revenue decreased to 11.8% in 2013 from 11.9% in 2012.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2013	2012
Revenue	100.0%	100.0%
Transportation costs	88.6	88.7

Gross margin	11.4	11.3
Costs and expenses:
Salaries and benefits	4.5	4.5
Agent fees and commissions	1.7	1.9
General and administrative	1.8	1.7
Depreciation and amortization	0.2	0.2

Total costs and expenses	8.2	8.3
Operating income	3.2	3.0
Other income:
Interest and dividend income	0.0	0.0

Total other income	0.0	0.0
Income before provision for income taxes	3.2	3.0
Provision for income taxes	1.2	1.2

Net income	2.0%	1.8%

Salaries and Benefits

Hub Group’s salaries and benefits increased to $34.6 million in 2013 from $33.3 million in 2012. As a percentage of revenue, Hub Group’s salaries and benefits as a percentage of revenue remained consistent at 4.5 % in both 2013 and 2012.

The Hub segment salaries and benefits increase of $1.7 million was due to increases in salaries of $0.9 million related to merit increases and increased headcount, employee bonuses of $0.3 million, employee benefits of $0.3 million, compensation related to restricted stock awards of $0.2 million and payroll taxes of $0.1 million, offset by a decrease in commissions of $0.1 million.

Mode’s salaries and benefits expense decreased to $3.8 million in 2013 from $4.2 million in 2012. The decrease was due to decreases in salaries of $0.3 million and employee benefits of $0.1 million due to a reduction in headcount.

Hub Group’s headcount as of March 31, 2013 was 1,400, which excludes drivers, as driver costs are included in transportation costs. As of March 31, 2013, Mode had 129 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions decreased to $13.3 million in 2013 from $13.7 million in 2012. As a percentage of revenue, these expenses decreased to 1.7% in 2013 from 1.9% in 2012.

The Hub segment agent fees and commissions decrease of $0.2 million was due to a smaller Hub agent program.

The Mode segment agent fees and commissions decrease of $0.2 million was due to the achievement of higher incentives by Mode agencies in 2012 as compared to 2013.

General and Administrative

Hub Group’s general and administrative expenses increased to $13.2 million in 2013 from $12.6 million in 2012. As a percentage of revenue, these expenses increased to 1.8% in 2013 from 1.7% in 2012.

The Hub segment increase of $1.0 million was due primarily to increases in rent expense of $0.3 million, outside consultant expense and employee recruiting expense each at $0.2 million and repairs and maintenance, equipment leases, general insurance and bad debt expense each at $0.1 million. These increases partially were offset by a decrease in office expense of $0.2 million.

Mode’s general and administrative expenses decreased to $1.5 million in 2013 from $1.8 million in 2012. The decrease was primarily due to a gain on the sale of equipment of $0.2 million and a reduction in outside consultant expense of $0.2 million, partially offset by an increase in bad debt expense of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization decreased to $1.6 million in 2013 from $1.7 million in 2012. This expense as a percentage of revenue remained constant at 0.2% in both 2013 and 2012.

The Hub segment decrease in expense was related to less intangible amortization and less depreciation related to the computer hardware and software.

Mode’s depreciation expense was consistent at $0.5 million for both 2013 and 2012.

Other Income (Expense)

Total other income (expense) remained consistent at $0.3 million of expense.

Provision for Income Taxes

The provision for income taxes increased to $9.1 million in 2013 from $8.6 million in 2012. We provided for income taxes using an effective rate of 37.2% in 2013 and an effective rate of 38.5% in 2012. The 2013 effective tax rate was lower primarily due to 2013 federal tax legislation which reinstated the federal research credit and our settlement of a state tax audit. We expect our effective tax rate for the whole year to be 38.1%.

Net Income

Net income increased to $15.4 million in 2013 from $13.7 million in 2012 due primarily to a higher gross margin.

Earnings Per Common Share

Basic earnings per share were $0.42 in 2013 and $0.37 in 2012. Basic earnings per share increased due to the increase in net income.

Diluted earnings per share were $0.42 in 2013 and $0.37 in 2012. Diluted earnings per share increased due to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2013, we funded operations, capital expenditures, purchase of treasury stock and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations and cash on hand. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the quarter ended March 31, 2013 was approximately $28.0 million, which resulted primarily from income of $15.4 million adjusted for non-cash charges of $9.4 million offset by the change in operating assets and liabilities of $3.2 million.

Net cash used in investing activities for the quarter ended March 31, 2013 was $8.7 million, which includes proceeds from the sale of equipment of $0.7 million. Capital expenditures of $9.4 million related primarily to construction in progress of $5.3 million, computer related hardware and software of $2.8 million, containers and transportation equipment of $1.0 million and leasehold improvements of $0.3 million. We expect capital expenditures to be between $95 million and $105 million in 2013. Between $30 million and $32 million is for our corporate headquarters, which should be completed by the end of 2013. Another $50 million is for containers and $9 million is for tractors. The majority of the remainder is for technology related investments.

The net cash used in financing activities for the quarter ended March 31, 2013 was $3.8 million. We used $2.5 million of cash for stock tendered for payments of withholding taxes, $0.9 million to purchase treasury stock and $0.6 million for capital lease payments. These payments were offset by proceeds from stock options exercised and excess tax benefits from share-based compensation as a financing cash in-flow.

We have standby letters of credit that expire at various dates in 2013. As of March 31, 2013, our letters of credit were $4.2 million.

Our unused and available borrowings under our bank revolving line of credit were $45.8 million as of March 31, 2013 and $46.3 million as of December 31, 2012. We were in compliance with our debt covenants as of March 31, 2013.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We have no significant exposure to foreign currency exchange rate changes. No derivative financial instruments were outstanding as of March 31, 2013 and December 31, 2012. We do not use financial instruments for trading purposes.

As of March 31, 2013 and December 31, 2012, other than our outstanding letters of credit, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2013, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2013. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 26, 2012, our Board of Directors authorized the purchase of up to $25.0 million of our Class A Common Stock. This authorization expires December 31, 2013. We purchased 26,593 shares during the three months ended March 31, 2013. We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to March 31	26,593	$33.94	26,593	$12,888

Total	26,593	$33.94	26,593	$12,888

This table excludes 71,584 shares we purchased for $2.5 million during the three months ended March 31, 2013 related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: April 26, 2013	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.