Form 10-Q
period 2013-06-30
HUB GROUP INC
filed 2013-07-31
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

On July 25, 2013, the registrant had 36,984,252 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,000	$70,760
Accounts receivable trade, net	395,387	346,917
Accounts receivable other	22,955	25,945
Prepaid taxes	173	139
Deferred taxes	5,432	4,965
Prepaid expenses and other current assets	11,033	10,619

TOTAL CURRENT ASSETS	506,980	459,345
Restricted investments	17,759	17,218
Property and equipment, net	189,396	157,584
Other intangibles, net	19,319	20,068
Goodwill, net	263,142	263,251
Other assets	2,504	2,387

TOTAL ASSETS	$999,100	$919,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$234,224	$206,497
Accounts payable other	25,875	22,925
Accrued payroll	14,822	17,210
Accrued other	30,309	28,633
Current portion of capital lease	2,367	2,120
Current portion long-term debt	1,755	—

TOTAL CURRENT LIABILITIES	309,352	277,385
Long term debt	7,365	—
Non-current liabilities	19,847	20,041
Long term portion of capital lease	19,709	21,099
Deferred taxes	107,510	100,431
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2013 and 2012	—	—
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2013 and 2012; 36,984,705 shares outstanding in 2013 and 36,767,485 shares outstanding in 2012	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2013 and 2012	7	7
Additional paid-in capital	163,104	167,765
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	503,115	469,141
Accumulated other comprehensive (loss) income	(32)	1
Treasury stock; at cost, 4,240,087 shares in 2013 and 4,457,307 shares in 2012	(115,831)	(120,971)

TOTAL STOCKHOLDERS’ EQUITY	535,317	500,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$999,100	$919,853

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$836,685	$778,312	$1,605,665	$1,518,197
Transportation costs	741,212	690,954	1,422,854	1,347,097

Gross margin	95,473	87,358	182,811	171,100
Costs and expenses:
Salaries and benefits	35,002	31,436	69,585	64,735
Agent fees and commissions	13,686	13,601	26,960	27,296
General and administrative	14,728	12,734	27,919	25,311
Depreciation and amortization	1,593	1,737	3,146	3,397

Total costs and expenses	65,009	59,508	127,610	120,739

Operating income	30,464	27,850	55,201	50,361
Other income (expense):
Interest expense	(305)	(301)	(595)	(608)
Interest and dividend income	15	33	44	67
Other, net	23	(18)	12	(41)

Total other (expense) income	(267)	(286)	(539)	(582)
Income before provision for income taxes	30,197	27,564	54,662	49,779
Provision for income taxes	11,587	10,612	20,688	19,165

Net income	$18,610	$16,952	$33,974	$30,614

Other comprehensive loss:
Foreign currency translation adjustments	(59)	(3)	(33)	(2)

Total comprehensive income	$18,551	$16,949	$33,941	$30,612

Basic earnings per common share	$0.50	$0.46	$0.92	$0.83

Diluted earnings per common share	$0.50	$0.46	$0.92	$0.82

Basic weighted average number of shares outstanding	36,870	37,070	36,863	37,057

Diluted weighted average number of shares outstanding	36,989	37,190	36,969	37,167

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$33,974	$30,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,954	11,004
Deferred taxes	6,548	4,432
Compensation expense related to share-based compensation plans	3,757	3,229
Gain on sale of assets	(287)	(48)
Excess tax benefits from share-based compensation	(8)	(83)
Changes in operating assets and liabilities:
Restricted investments	(541)	(1,113)
Accounts receivable, net	(45,558)	(29,883)
Prepaid taxes	(48)	1,389
Prepaid expenses and other current assets	(417)	(3,329)
Other assets	(120)	589
Accounts payable	30,685	9,877
Accrued expenses	(3,680)	(741)
Non-current liabilities	118	200

Net cash provided by operating activities	34,377	26,137

Cash flows from investing activities:
Proceeds from sale of equipment	1,358	643
Purchases of property and equipment	(39,202)	(21,043)
Cash used in acquisitions, net of cash acquired	—	(300)

Net cash used in investing activities	(37,844)	(20,700)

Cash flows from financing activities:
Proceeds from issuance of debt	9,120	—
Proceeds from stock options exercised	41	45
Stock tendered for payments of withholding taxes	(2,585)	(1,770)
Purchase of treasury stock	(903)	—
Capital lease payments	(1,143)	(1,107)
Excess tax benefits from share-based compensation	177	492

Net cash provided by (used in) financing activities	4,707	(2,340)

Effect of exchange rate changes on cash and cash equivalents	—	(3)

Net increase in cash and cash equivalents	1,240	3,094
Cash and cash equivalents beginning of period	70,760	49,091

Cash and cash equivalents end of period	$72,000	$52,185

Supplemental disclosures of cash paid for:
Interest	$581	$626
Income taxes	$16,740	$12,556

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2013 and results of operations for the six months ended June 30, 2013 and 2012.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2. Business Segments

We report two business segments, Hub and Mode, based on the way we manage, evaluate and internally report our business activities.

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

Mode has independent business owners who sell and operate the business throughout North America, as well as sales only agents. Mode also has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division, Temstar, located in Downers Grove, IL and corporate offices in Memphis, TN.

Mode markets and operates its freight transportation services, consisting of intermodal, truck brokerage and logistics, primarily through agents who enter into contractual arrangements with Mode.

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended June 30, 2013				Ended June 30, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$644,924	$203,918	$(12,157)	$836,685	$595,888	$194,292	$(11,868)	$778,312
Transportation costs	573,498	179,871	(12,157)	741,212	531,080	171,742	(11,868)	690,954

Gross margin	71,426	24,047	—	95,473	64,808	22,550	—	87,358
Costs and expenses:
Salaries and benefits	31,208	3,794	—	35,002	27,590	3,846	—	31,436
Agent fees and commissions	350	13,336	—	13,686	490	13,111	—	13,601
General and administrative	13,338	1,390	—	14,728	10,707	2,027	—	12,734
Depreciation and amortization	1,061	532	—	1,593	1,099	638	—	1,737

Total costs and expenses	45,957	19,052	—	65,009	39,886	19,622	—	59,508

Operating income	$25,469	$4,995	$—	$30,464	$24,922	$2,928	$—	$27,850

Capital expenditures	$29,626	$120	$—	$29,746	$3,580	$450	$—	$4,030

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended June 30, 2013				Ended June 30, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$448,472	$95,215	$(11,854)	$531,833	$431,894	$86,048	$(10,931)	$507,011
Truck brokerage	83,847	78,910	(98)	162,659	80,094	81,379	(581)	160,892
Logistics	112,605	29,793	(205)	142,193	83,900	26,865	(356)	110,409

Total revenue	$644,924	$203,918	$(12,157)	$836,685	$595,888	$194,292	$(11,868)	$778,312

	Six Months				Six Months
	Ended June 30, 2013				Ended June 30, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,237,575	$391,378	$(23,288)	$1,605,665	$1,159,100	$381,475	$(22,378)	$1,518,197
Transportation costs	1,100,969	345,173	(23,288)	1,422,854	1,032,773	336,702	(22,378)	1,347,097

Gross margin	136,606	46,205	—	182,811	126,327	44,773	—	171,100
Costs and expenses:
Salaries and benefits	61,985	7,600	—	69,585	56,671	8,064	—	64,735
Agent fees and commissions	799	26,161	—	26,960	1,125	26,171	—	27,296
General and administrative	25,036	2,883	—	27,919	21,438	3,873	—	25,311
Depreciation and amortization	2,081	1,065	—	3,146	2,221	1,176	—	3,397

Total costs and expenses	89,901	37,709	—	127,610	81,455	39,284	—	120,739

Operating income	$46,705	$8,496	$—	$55,201	$44,872	$5,489	$—	$50,361

Capital expenditures	$38,155	$1,047	$—	$39,202	$20,322	$721	$—	$21,043

The following tables summarize our revenue by segment and business line (in thousands):

	Six Months				Six Months
	Ended June 30, 2013				Ended June 30, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$875,806	$181,951	$(22,317)	$1,035,440	$836,064	$168,270	$(20,173)	$984,161
Truck brokerage	167,407	152,843	(561)	319,689	160,118	161,316	(1,543)	319,891
Logistics	194,362	56,584	(410)	250,536	162,918	51,889	(662)	214,145

Total revenue	$1,237,575	$391,378	$(23,288)	$1,605,665	$1,159,100	$381,475	$(22,378)	$1,518,197

	As of June 30, 2013				As of December 31, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$839,194	$163,613	$(3,707)	$999,100	$759,797	$163,719	$(3,663)	$919,853
Goodwill	$233,753	$29,389	$—	$263,142	$233,862	$29,389	$—	$263,251

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2013	2012	2013	2012
Net income for basic and diluted earnings per share	$18,610	$16,952	$33,974	$30,614

Weighted average shares outstanding – basic	36,870	37,070	36,863	37,057
Dilutive effect of stock options and restricted stock	119	120	106	110

Weighted average shares outstanding – diluted	36,989	37,190	36,969	37,167

Earnings per share – basic	$0.50	$0.46	$0.92	$0.83

Earnings per share – diluted	$0.50	$0.46	$0.92	$0.82

NOTE 4. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2013 and December 31, 2012 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of June 30, 2013 and December 31, 2012, our cash and temporary investments were with high quality financial institutions in DDAs (Demand Deposit Accounts).

Restricted investments included $17.8 million and $17.2 million as of June 30, 2013 and December 31, 2012, respectively, of mutual funds which are reported at fair value.

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

The potential maximum exposure under these lease guarantees was approximately $44.7 million and $48.2 million as of June 30, 2013 and December 31, 2012, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of June 30, 2013 and December 31, 2012. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner operator who would assume the lease. There were no material defaults during the period ended June 30, 2013 or the year ended December 31, 2012 and no potential material defaults.

We had a liability of approximately $0.8 million as of June 30, 2013 and $1.0 million as of December 31, 2012, for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis included in liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 6. Commitments and Contingencies

During the quarter, we entered into an equipment purchase contract for the acquisition of 1,500 53’ containers. We expect the total cost of purchasing the containers to be approximately $16.7 million. We expect to take delivery of the equipment between July and November 2013.

During the first quarter of 2013, we entered into an equipment purchase contract for the acquisition of 2,529 53’ containers. We expect the total cost of purchasing the containers to be approximately $29.0 million. Delivery began in April and is expected to continue through October 2013.

During the fourth quarter of 2012, we exercised our purchase option on approximately 4,000 containers that are currently leased. In addition, during the second quarter of 2013, we exercised our purchase option on another 200 containers that are currently leased. The purchases, totaling approximately $14.8 million, will occur as the leases expire throughout 2013. So far in 2013, we have purchased 1,886 containers for approximately $6.9 million.

NOTE 7. Long-Term Debt and Financing Arrangements

We entered into a Master Loan and Security Agreement on April 29, 2013 containing various Equipment Notes (Notes). The Notes provide financing for eighty 2014 Peterbilt tractors. The Notes have terms that expire between May 14, 2018 and June 19, 2018 and bear fixed interest rates between 1.9% and 2.0%. The Notes require quarterly principal and interest payments of $480,000.

Our outstanding debt is as follows (in thousands):

	Period Ended
	June 30, 2013	December 31, 2012
Equipment Notes due by June 19, 2018 with quarterly principal and interest payments of $480,000 commencing on August 14, 2013; interest is paid quarterly at a fixed rate between 1.9% and 2.0%	$9,120	$—

Total Notes	9,120	—
Less current portion	(1,755)	—

Total long-term debt	$7,365	$—

Aggregate principal payments, in thousands, due subsequent to June 30, 2013, are as follows:

2013	$873
2014	1,771
2015	1,806
2016	1,841
2017	1,877
2018 and thereafter	952

$9,120

We have standby letters of credit that expire at various dates in 2013 and 2014. As of June 30, 2013, our letters of credit were $4.2 million.

Our unused and available borrowings under our bank revolving line of credit were $45.8 million as of June 30, 2013 and $46.3 million as of December 31, 2012. We were in compliance with our debt covenants as of June 30, 2013.

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

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc. Mr. Robles drove a truck for Comtrak in California, first as an independent contractor and then as an employee. The action seeks class certification on behalf of a class comprised of present and former California-based truck drivers for Comtrak who were classified as independent contractors, from January 2009 to the present. The complaint alleges Comtrak has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code and claims that Comtrak has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver. These additional claims are only on behalf of Mr. Robles and not a proposed class. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from this lawsuit.

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

As of June 30, 2013, approximately 66% of Hub’s drayage needs were met by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of June 30, 2013, Comtrak leased or owned 332 tractors, leased or owned 448 trailers, employed 363 drivers and contracted with 2,323 owner-operators.

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

Hub’s top 50 customers represent approximately 63% of the Hub segment revenue for the six months ended June 30, 2013. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 232 agents, consisting of 96 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 136 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Downers Grove, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 38% of the Mode segment revenue for the six months ended June 30, 2013. We closely monitor revenue and margin for these customers. We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended June 30:

	Three Months				Three Months
	Ended June 30, 2013				Ended June 30, 2012
			Inter-				Inter-
			Segment	Hub Group			Segment	Hub Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$448,472	$95,215	$(11,854)	$531,833	$431,894	$86,048	$(10,931)	$507,011
Truck brokerage	83,847	78,910	(98)	162,659	80,094	81,379	(581)	160,892
Logistics	112,605	29,793	(205)	142,193	83,900	26,865	(356)	110,409

Total revenue	$644,924	$203,918	$(12,157)	$836,685	$595,888	$194,292	$(11,868)	$778,312

Revenue

Hub Group’s revenue increased 7.5% to $836.7 million in 2013 from $778.3 million in 2012.

The Hub segment revenue increased 8.2% to $644.9 million. Hub intermodal revenue increased 3.8% to $448.5 million due to a 2.3% increase in loads. Higher price and mix were partially offset by slightly lower fuel. Hub truck brokerage revenue increased 4.7% to $83.8 million due to a volume increase of 7.7%. Prices were up and were offset by mix, due to a shorter length of haul, and lower fuel. Hub logistics revenue increased 34.2% to $112.6 million due mostly to growth with new customers.

Mode’s revenue increased 5.0% to $203.9 million in 2013 from $194.3 million in 2012. Mode’s logistic and intermodal revenue increased 10.9% and 10.7%, respectively, while truck brokerage revenue decreased 3.0%.

Gross Margin

Hub Group’s gross margin increased 9.3% to $95.5 million in 2013 from $87.4 million in 2012.

The Hub segment gross margin increased 10.2% to $71.4 million. Hub’s $6.6 million margin increase is due primarily to growth in all three of our service lines. In order of magnitude, intermodal gross margin grew the most followed by logistics and then truck brokerage. Intermodal gross margin increased due to 2.3% volume growth, improved street operations and modest price increases. Comtrak did 66% of our drayage work this quarter compared to 63% last year. Logistics gross margin grew due primarily to new customer growth. Truck brokerage gross margin is up because of an increase in the number of loads, higher prices and better purchasing. Hub’s gross margin as a percentage of sales increased to 11.1% as compared to last year’s 10.9% gross margin.

Mode’s gross margin increased 6.6% to $24.0 million in 2013 from $22.6 million in 2012 due to an increase in IBO business and Temstar. Mode’s gross margin as a percentage of revenue increased to 11.8% in 2013 from 11.6% in 2012.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	June 30,
	2013	2012
Revenue	100.0%	100.0%
Transportation costs	88.6	88.8

Gross margin	11.4	11.2
Costs and expenses:
Salaries and benefits	4.2	4.0
Agent fees and commissions	1.6	1.8
General and administrative	1.8	1.6
Depreciation and amortization	0.2	0.2

Total costs and expenses	7.8	7.6
Operating income	3.6	3.6

Salaries and Benefits

As a percentage of revenue, Hub Group’s salaries and benefits increased to 4.2% in 2013 from 4.0% in 2012. Hub Group’s salaries and benefits increased to $35.0 million in 2013 from $31.4 million in 2012. This increase was due to increased bonus expense of $2.1 million, salaries of $0.8, due to higher headcount and merit increases, payroll taxes of $0.3 million, compensation related to restricted stock of $0.3 million and employee benefits of $0.1 million.

The Hub segment increase of $3.6 million was due to increases in employee bonuses of $1.9 million, salaries of $1.1 million, due to higher headcount and merit increases, payroll taxes of $0.2 million, compensation related to restricted stock of $0.2 million and employee benefits of $0.2 million.

Mode’s salaries and benefits expense remained consistent at $3.8 million in both 2013 and 2012.

Hub Group’s headcount as of June 30, 2013 was 1,420, which excludes drivers, as driver costs are included in transportation costs. As of June 30, 2013, Mode had 130 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $13.7 million in 2013 from $13.6 million in 2012. These expenses as a percentage of revenue, decreased to 1.6% in 2013 from 1.8% in 2012.

The Hub segment agent fees and commissions decrease of $0.1 million was due to a smaller Hub agent program.

The Mode segment agent fees and commissions increase of $0.2 million was due to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $14.7 million in 2013 from $12.7 million in 2012. As a percentage of revenue, these expenses increased slightly to 1.8% in 2013 from 1.6% in 2012.

The Hub segment increase of $2.6 million was due primarily to increases in outside consultant expenses of $1.2 million, rent expense of $0.4 million, general insurance expense of $0.3 million, loss on sale of equipment of $0.2 million and increases in equipment leases, bad debt expense and travel and entertainment each at $0.1 million. During the quarter we spent approximately $1.0 million in professional fees associated with an unsuccessful acquisition.

Mode’s general and administrative expenses decreased to $1.4 million in 2013 from $2.0 million in 2012. The decrease was primarily due to a decrease in outside consultant expense of $0.3 million, a gain on the sale of equipment of $0.2 million and a reduction in rent expense of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization decreased to $1.6 million in 2013 from $1.7 million in 2012. The decrease in expense was primarily related to less depreciation related to furniture and fixtures.

The Hub segment’s depreciation expense was consistent at $1.1 million in both 2013 and 2012.

Mode’s depreciation expense was $0.5 million for 2013 and $0.6 million in 2012. The decrease in expense was primarily related to less depreciation related to furniture and fixtures.

Other Income (Expense)

Hub Group’s other income and expense remained consistent in both 2013 and 2012.

Provision for Income Taxes

The provision for income taxes increased to $11.6 million in 2013 from $10.6 million in 2012. Our effective rate was 38.4% in 2013 and 38.5% in 2012. The 2013 effective tax rate was lower primarily due to 2013 federal tax legislation which reinstated the federal research credit. Due to a change in Pennsylvania income tax law enacted on July 9, 2013 we are revising our expected effective tax rate for the whole year to 38.5%.

Net Income

Net income increased to $18.6 million in 2013 from $17.0 million in 2012 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share were $0.50 in 2013 and $0.46 in 2012. Basic earnings per share increased primarily due to the increase in net income.

Diluted earnings per share were $0.50 in 2013 and $0.46 in 2012. Diluted earnings per share increased primarily due to the increase in net income.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table summarizes our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2013				Ended June 30, 2012
			Inter-				Inter-
			Segment	Hub Group			Segment	Hub Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$875,806	$181,951	$(22,317)	$1,035,440	$836,064	$168,270	$(20,173)	$984,161
Truck brokerage	167,407	152,843	(561)	319,689	160,118	161,316	(1,543)	319,891
Logistics	194,362	56,584	(410)	250,536	162,918	51,889	(662)	214,145

Total revenue	$1,237,575	$391,378	$(23,288)	$1,605,665	$1,159,100	$381,475	$(22,378)	$1,518,197

Revenue

Hub Group’s revenue increased 5.8% to $1.6 billion in 2013 from $1.5 billion in 2012.

The Hub segment revenue increased 6.8% to $1.2 billion. Hub intermodal revenue increased 4.8% to $875.8 million due to a 2.2% increase in loads and an increase for price and mix partially offset by lower fuel. Hub truck brokerage revenue increased 4.6% to $167.4 million due to a 6.0% increase in volume, an increase in prices and a decrease in mix and fuel. Hub logistics revenue increased 19.3% to $194.4 million related to a combination of existing and new customer growth.

Mode’s revenue increased 2.6% to $391.4 million in 2013 from $381.5 million in 2012. Mode’s logistics and intermodal revenue increased 9.0% and 8.1%, respectively, while truck brokerage revenue decreased 5.3%.

Gross Margin

Hub Group’s gross margin increased 6.8% to $182.8 million in 2013 from $171.1 million in 2012.

The Hub segment gross margin increased 8.1% to $136.6 million. Hub’s $10.3 million gross margin increase came from all three of our service lines. Hub’s intermodal margin grew due to a 2.2% increase in volume. In addition, we performed more of our own drayage, improved equipment utilization and modestly increased prices, which contributed to the margin growth. Logistics gross margin grew primarily due to new customer growth. Truck brokerage gross margin is up because of an increase in the number of loads, higher pricing and better purchasing. As a percentage of Hub segment revenue, gross margin increased to 11.0% in 2013 from 10.9% in 2012.

Mode’s gross margin increased 3.2% to $46.2 million in 2013 from $44.8 million in 2012 due to an increase in IBO business and Temstar. Mode’s gross margin as a percentage of revenue increased to 11.8% in 2013 from 11.7% in 2012.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended
	June 30,
	2013	2012
Revenue	100.0%	100.0%
Transportation costs	88.6	88.7

Gross margin	11.4	11.3
Costs and expenses:
Salaries and benefits	4.3	4.3
Agent fees and commissions	1.7	1.8
General and administrative	1.8	1.7
Depreciation and amortization	0.2	0.2

Total costs and expenses	8.0	8.0
Operating income	3.4	3.3

Salaries and Benefits

Hub Group’s salaries and benefits increased to $69.6 million in 2013 from $64.7 million in 2012. As a percentage of revenue, salaries and benefits remained at 4.3% in both 2013 and 2012.

The Hub segment salaries and benefits increase of $5.3 million was due primarily to increases in employee bonuses of $2.2 million, salaries of $2.1 million, due to higher headcount and merit increases, and increases in employee benefits, compensation related to restricted stock awards and payroll tax expense each at $0.4 million. These increases were partially offset by decreases in commissions of $0.2 million.

Mode’s salaries and benefits expense decreased to $7.6 million in 2013 from $8.1 million in 2012. The decrease was due primarily to decreases in salaries of $0.6 million, due to decreased headcount and severance expense, and employee benefits of $0.1 million partially offset by an increase in employee bonuses of $0.2 million.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses decreased to $27.0 million in 2013 from $27.3 million in 2012. As a percentage of revenue, these expenses decreased to 1.7% in 2013 from 1.8% in 2012.

The Hub segment agent fees and commissions decrease of $0.3 million was due to a smaller Hub agent program.

The Mode segment agent fees and commissions expense remained fairly consistent in both 2013 and 2012.

General and Administrative

Hub Group’s general and administrative expenses increased to $27.9 million in 2013 from $25.3 million in 2012. As a percentage of revenue, these expenses increased to 1.8 % in 2013 from 1.7% in 2012.

The Hub segment increase of $3.6 million was due primarily to increases in outside consultant expenses of $1.6 million, rent expense of $0.7 million, general insurance expense of $0.4 million, equipment leases of $0.3 million and bad debt expense, loss on sale of equipment and repairs and maintenance each at $0.2 million. During the year we spent approximately $1.0 million in professional fees associated with an unsuccessful acquisition.

Mode’s general and administrative expenses decreased to $2.9 million in 2013 from $3.9 million in 2012. The decrease was primarily due to a decrease in outside consultant expense of $0.5 million, a gain on the sale of equipment of $0.4 million and a reduction in rent expense of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization decreased to $3.1 million in 2013 from $3.4 million in 2012. The decrease in expense was primarily related to less depreciation related to furniture and fixtures. This expense as a percentage of revenue remained constant at 0.2% in both 2013 and 2012.

The Hub segment expense was $2.1 million for 2013 and $2.2 million in 2012

Mode’s depreciation expense was $1.1 million for 2013 and $1.2 million in 2012.

Other Income (Expense)

Hub Group’s other income and expense remained consistent in both 2013 and 2012.

Provision for Income Taxes

The provision for income taxes increased to $20.7 million in 2013 from $19.2 million in 2012. Our effective rate was 37.8% in 2013 and 38.5% in 2012. The 2013 effective tax rate was lower primarily due to 2013 federal tax legislation which reinstated the federal research credit and our settlement of a state tax audit. Due to a change in Pennsylvania income tax law enacted on July 9, 2013 we are revising our expected effective tax rate for the whole year to 38.5%.

Net Income

Net income increased to $34.0 million in 2013 from $30.6 million in 2012 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share increased to $0.92 in 2013 from $0.83 in 2012. Basic earnings per share increased primarily due to the increase in net income.

Diluted earnings per share increased to $0.92 in 2013 from $0.82 in 2012. Diluted earnings per share increased primarily due to the increase in net income and the decrease in diluted shares in 2013.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2013, we funded operations, capital expenditures, purchase of treasury stock and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, cash on hand and proceeds from the issuance of long-term debt. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the six months ended June 30, 2013 was approximately $34.4 million, which resulted primarily from income of $34.0 million and adjustments for non-cash charges of $20.0 million partially offset by the change in operating assets and liabilities of $19.6 million.

Net cash used in investing activities for the six months ended June 30, 2013 was $37.8 million, which includes proceeds from the sale of equipment of $1.4 million. Capital expenditures of $39.2 million related primarily to construction in progress of $9.9 million, computer related hardware and software of $4.8 million, containers and transportation equipment of $23.1 million and leasehold improvements of $1.4 million. We expect capital expenditures to be between $105 million and $115 million in 2013. Between $30 million and $32 million is for our corporate headquarters, which should be completed by the end of 2013. Another $61 million is for containers and $9 million is for tractors. The majority of the remainder is for technology related investments.

Net cash provided by financing activities for the six months ended June 30, 2013 was $4.7 million. We used $2.6 million of cash for stock tendered for payments of withholding taxes, $0.9 million to purchase treasury stock and $1.1 million for capital lease payments. These payments were offset by proceeds from the issuance of debt of $9.1 million and excess tax benefits from share-based compensation of $0.2 million as a financing cash in-flow.

We have standby letters of credit that expire at various dates in 2013 and 2014. As of June 30, 2013, our letters of credit were $4.2 million.

Our unused and available borrowings under our bank revolving line of credit were $45.8 million as of June 30, 2013. We were in compliance with our debt covenants as of June 30, 2013.

We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We have no significant exposure to foreign currency exchange rate changes. No derivative financial instruments were outstanding as of June 30, 2013 and December 31, 2012. We do not use financial instruments for trading purposes.

As of June 30, 2013 and December 31, 2012, other than our outstanding letters of credit, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2013, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2013. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 26, 2012, our Board of Directors authorized the purchase of up to $25.0 million of our Class A Common Stock. This authorization expires December 31, 2013. We purchased 26,593 shares during the six months ended June 30, 2013. We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to March 31	26,593	$33.94	26,593	$12,888
April 1 to June 30	—	$—	—	$12,888

Total	26,593	$33.94	26,593	$12,888

This table excludes 74,671 shares we purchased for $2.6 million during the six months ended June 30, 2013 related to employee withholding upon vesting of restricted stock.

Item 6.	EXHIBITS

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: July 31, 2013	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.