Form 10-Q
period 2013-09-30
HUB GROUP INC
filed 2013-10-31
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

On October 24, 2013, the registrant had 36,979,841 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,150	$70,760
Accounts receivable trade, net	408,279	346,917
Accounts receivable other	21,894	25,945
Prepaid taxes	589	139
Deferred taxes	5,884	4,965
Prepaid expenses and other current assets	10,432	10,619

TOTAL CURRENT ASSETS	539,228	459,345
Restricted investments	19,142	17,218
Property and equipment, net	220,210	157,584
Other intangibles, net	18,957	20,068
Goodwill, net	263,087	263,251
Other assets	3,182	2,387

TOTAL ASSETS	$1,063,806	$919,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$259,863	$206,497
Accounts payable other	26,487	22,925
Accrued payroll	17,085	17,210
Accrued other	41,243	28,633
Current portion of capital lease	2,390	2,120
Current portion of long term debt	1,763	—

TOTAL CURRENT LIABILITIES	348,831	277,385
Long term debt	6,921	—
Non-current liabilities	20,841	20,041
Long term portion of capital lease	19,096	21,099
Deferred taxes	112,298	100,431
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2013 and 2012	—	—
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2013 and 2012; 36,979,841 shares outstanding in 2013 and 36,767,485 shares outstanding in 2012	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2013 and 2012	7	7
Additional paid-in capital	165,243	167,765
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	521,715	469,141
Accumulated other comprehensive (loss) income	(106)	1
Treasury stock; at cost 4,244,951 shares in 2013 and 4,457,307 shares in 2012	(115,994)	(120,971)

TOTAL STOCKHOLDERS’ EQUITY	555,819	500,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,063,806	$919,853

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Revenue	$882,981	$804,888	$2,488,646	$2,323,085
Transportation costs	789,857	713,301	2,212,711	2,060,398

Gross margin	93,124	91,587	275,935	262,687
Costs and expenses:
Salaries and benefits	31,888	31,385	101,473	96,120
Agent fees and commissions	14,557	13,810	41,517	41,106
General and administrative	13,757	14,430	41,676	39,741
Depreciation and amortization	1,627	1,611	4,773	5,008

Total costs and expenses	61,829	61,236	189,439	181,975
Operating income	31,295	30,351	86,496	80,712

Other income (expense):
Interest expense	(323)	(300)	(918)	(908)
Interest and dividend income	25	37	69	104
Other, net	(35)	(17)	(23)	(58)

Total other expense	(333)	(280)	(872)	(862)
Income before provision for income taxes	30,962	30,071	85,624	79,850
Provision for income taxes	12,362	11,576	33,050	30,741

Net income	$18,600	$18,495	$52,574	$49,109

Other comprehensive loss:
Foreign currency translation adjustments	(74)	—	(107)	(2)

Total comprehensive income	$18,526	$18,495	$52,467	$49,107

Basic earnings per common share	$0.50	$0.50	$1.43	$1.32

Diluted earnings per common share	$0.50	$0.50	$1.42	$1.32

Basic weighted average number of shares outstanding	36,873	37,079	36,866	37,064

Diluted weighted average number of shares outstanding	37,050	37,206	36,996	37,180

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$52,574	$49,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,479	16,300
Deferred taxes	10,945	7,693
Compensation expense related to share-based compensation plans	5,638	4,826
(Gain) loss on sale of assets	(345)	42
Excess tax benefits from share-based compensation	(11)	(97)
Changes in operating assets and liabilities:
Restricted investments	(1,924)	(2,206)
Accounts receivable, net	(57,439)	(57,417)
Prepaid taxes	(504)	2,253
Prepaid expenses and other current assets	156	(1,913)
Other assets	(803)	685
Accounts payable	55,641	38,386
Accrued expenses	1,330	8,917
Non-current liabilities	1,164	1,210

Net cash provided by operating activities	81,901	67,788

Cash flows from investing activities:
Proceeds from sale of equipment	1,788	819
Purchases of property and equipment	(66,079)	(34,671)
Cash used in acquisitions	—	(425)

Net cash used in investing activities	(64,291)	(34,277)

Cash flows from financing activities:
Proceeds from issuance of debt	9,120	—
Repayments of long term debt	(436)	—
Proceeds from stock options exercised	42	46
Stock tendered for payments of withholding taxes	(2,621)	(1,800)
Purchase of treasury stock	(903)	—
Capital lease payments	(1,733)	(1,697)
Excess tax benefits from share-based compensation	310	443

Net cash provided by (used in) financing activities	3,779	(3,008)

Effect of exchange rate changes on cash and cash equivalents	1	(9)

Net increase in cash and cash equivalents	21,390	30,494
Cash and cash equivalents beginning of period	70,760	49,091

Cash and cash equivalents end of period	$92,150	$79,585

Supplemental disclosures of cash paid for:
Interest	$887	$917
Income taxes	$24,372	$20,286

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2013 and results of operations for the three months and nine months ended September 30, 2013 and 2012.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended September 30, 2013				Ended September 30, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$678,573	$217,424	$(13,016)	$882,981	$619,336	$199,903	$(14,351)	$804,888
Transportation costs	611,344	191,529	(13,016)	789,857	552,071	175,581	(14,351)	713,301

Gross margin	67,229	25,895	—	93,124	67,265	24,322	—	91,587
Costs and expenses:
Salaries and benefits	28,274	3,614	—	31,888	27,852	3,533	—	31,385
Agent fees and commissions	425	14,132	—	14,557	401	13,409	—	13,810
General and administrative	12,065	1,692	—	13,757	12,566	1,864	—	14,430
Depreciation and amortization	1,088	539	—	1,627	1,118	493	—	1,611

Total costs and expenses	41,852	19,977	—	61,829	41,937	19,299	—	61,236

Operating income	$25,377	$5,918	$—	$31,295	$25,328	$5,023	$—	$30,351

Capital expenditures	$26,834	$43	$—	$26,877	$11,853	$1,775	$—	$13,628

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended September 30, 2013				Ended September 30, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$466,849	$102,105	$(11,962)	$556,992	$444,760	$92,552	$(13,240)	$524,072
Truck brokerage	88,281	81,708	(549)	169,440	87,782	79,746	(717)	166,811
Logistics	123,443	33,611	(505)	156,549	86,794	27,605	(394)	114,005

Total revenue	$678,573	$217,424	$(13,016)	$882,981	$619,336	$199,903	$(14,351)	$804,888

	Nine Months				Nine Months
	Ended September 30, 2013				Ended September 30, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,916,149	$608,802	$(36,305)	$2,488,646	$1,778,436	$581,378	$(36,729)	$2,323,085
Transportation costs	1,712,314	536,702	(36,305)	2,212,711	1,584,844	512,283	(36,729)	2,060,398

Gross margin	203,835	72,100	—	275,935	193,592	69,095	—	262,687
Costs and expenses:
Salaries and benefits	90,259	11,214	—	101,473	84,523	11,597	—	96,120
Agent fees and commissions	1,223	40,294	—	41,517	1,526	39,580	—	41,106
General and administrative	37,101	4,575	—	41,676	34,004	5,737	—	39,741
Depreciation and amortization	3,169	1,604	—	4,773	3,338	1,670	—	5,008

Total costs and expenses	131,752	57,687	—	189,439	123,391	58,584	—	181,975

Operating income	$72,083	$14,413	$—	$86,496	$70,201	$10,511	$—	$80,712

Capital expenditures	$64,989	$1,090	$—	$66,079	$32,175	$2,496	$—	$34,671

The following tables summarize our revenue by segment and business line (in thousands):

	Nine Months				Nine Months
	Ended September 30, 2013				Ended September 30, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,342,656	$284,056	$(34,280)	$1,592,432	$1,280,825	$260,823	$(33,414)	$1,508,234
Truck brokerage	255,688	234,551	(1,110)	489,129	247,900	241,062	(2,259)	486,703
Logistics	317,805	90,195	(915)	407,085	249,711	79,493	(1,056)	328,148

Total revenue	$1,916,149	$608,802	$(36,305)	$2,488,646	$1,778,436	$581,378	$(36,729)	$2,323,085

	As of September 30, 2013				As of December 31, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$898,806	$168,822	$(3,822)	$1,063,806	$759,797	$163,719	$(3,663)	$919,853
Goodwill	$233,698	$29,389	$—	$263,087	$233,862	$29,389	$—	$263,251

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2013	2012	2013	2012
Net income for basic and diluted earnings per share	$18,600	$18,495	$52,574	$49,109

Weighted average shares outstanding – basic	36,873	37,079	36,866	37,064
Dilutive effect of stock options and restricted stock	177	127	130	116

Weighted average shares outstanding – diluted	37,050	37,206	36,996	37,180

Earnings per share – basic	$0.50	$0.50	$1.43	$1.32

Earnings per share – diluted	$0.50	$0.50	$1.42	$1.32

NOTE 4. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2013 and December 31, 2012 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of September 30, 2013 and December 31, 2012, our cash is with high quality financial institutions in DDAs (Demand Deposit Accounts).

Restricted investments included $19.1 million and $17.2 million as of September 30, 2013 and December 31, 2012, respectively, of mutual funds which are reported at fair value.

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

The potential maximum exposure under these lease guarantees was approximately $42.2 million and $48.2 million as of September 30, 2013 and December 31, 2012, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of September 30, 2013 and December 31, 2012. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner-operator who would assume the lease. There were no material defaults during the periods ended September 30, 2013 and December 31, 2012 and no potential material defaults.

We had a liability of approximately $0.8 million as of September 30, 2013 and $1.0 million as of December 31, 2012, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 6. Commitments and Contingencies

During the first half of 2013, we entered into equipment purchase contracts for the acquisition of 4,029 53’ containers. We expect the total cost of purchasing the containers to be approximately $45.7 million. As of September 30, 2013, $11.3 million of the remaining $25.8 million to be paid is accrued in our current liabilities. As of October 14, 2013, 3,258 containers have been delivered with the remaining 771 containers to be delivered by the end of 2013.

During the fourth quarter of 2012, we exercised our purchase option on approximately 4,000 containers that are currently leased. In addition, during the second quarter of 2013, we exercised our purchase option on another 200 containers that are currently leased. The purchases, totaling approximately $14.8 million, will occur as the leases expire throughout 2013. As of October 14, 2013, we have purchased 3,193 containers for approximately $11.4 million.

NOTE 7.

We entered into a Master Loan and Security Agreement on April 29, 2013 containing various Equipment Notes (Notes). The Notes provided financing for eighty 2014 Peterbilt tractors. The Notes have terms that expire between May 14, 2018 and June 19, 2018 and bear fixed interest rates between 1.9% and 2.0%. The Notes require quarterly principal and interest payments of $480,000.

Our outstanding debt is as follows (in thousands):

	Period Ended
	September 30, 2013	December 31, 2012
Equipment Notes due by June 19, 2018 with quarterly principal and interest payments of $480,000 commencing on August 14, 2013; interest is paid quarterly at a fixed rate between 1.9% and 2.0%	$8,684	$—

Less current portion	(1,763)	—

Total long-term debt	$6,921	$—

Aggregate principal payments, in thousands, due subsequent to September 30, 2013, are as follows:

2013	$437
2014	1,771
2015	1,806
2016	1,841
2017	1,877
2018 and thereafter	952

$8,684

We have standby letters of credit that expire on various dates in 2013 and 2014. As of September 30, 2013, our letters of credit were $4.2 million.

Our unused and available borrowings under our bank revolving line of credit were $45.8 million as of September 30, 2013 and $46.3 million as of December 31, 2012. We were in compliance with our debt covenants as of September 30, 2013.

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

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc. Mr. Robles drove a truck for Comtrak in California, first as an independent contractor and then as an employee. The action seeks class certification on behalf of a class comprised of present and former California-based truck drivers for Comtrak who were classified as independent contractors, from January 2009 to the present. The complaint alleges Comtrak has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code and claims that Comtrak has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver. These additional claims are only on behalf of Mr. Robles and not a proposed class. In August 2013, the court stayed proceedings in the case pending decisions by the Court of Appeals for the 9th Circuit to decide whether two similar cases should be dismissed on federal preemption grounds. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from this lawsuit.

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

NOTE 10. Subsequent Event

In October 2013, we entered into an equipment purchase contract for the acquisition of 200 Freightliner tractors. We expect the cost of purchasing the tractors to be approximately $25.5 million.

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

As of September 30, 2013, approximately 66% of Hub’s drayage needs were met by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Portland (OR), Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of September 30, 2013, Comtrak leased or owned 333 tractors, leased or owned 448 trailers, employed 405 drivers and contracted with 2,290 owner-operators.

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

Hub’s top 50 customers represent approximately 63% of the Hub segment revenue for the nine months ended September 30, 2013. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 235 agents, consisting of 96 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 139 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Downers Grove, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 36% of the Mode segment revenue for the nine months ended September 30, 2013. We closely monitor revenue and margin for these customers. We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended September 30:

	Three Months				Three Months
	Ended September 30, 2013				Ended September 30, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$466,849	$102,105	$(11,962)	$556,992	$444,760	$92,552	$(13,240)	$524,072
Truck brokerage	88,281	81,708	(549)	169,440	87,782	79,746	(717)	166,811
Logistics	123,443	33,611	(505)	156,549	86,794	27,605	(394)	114,005

Total revenue	$678,573	$217,424	$(13,016)	$882,981	$619,336	$199,903	$(14,351)	$804,888

Revenue

Hub Group’s revenue increased 9.7% to $883.0 million in 2013 from $804.9 million in 2012.

The Hub segment revenue increased 9.6% to $678.6 million. Hub intermodal revenue increased 5% to $466.8 million due to a 5% increase in loads. Price was up, but was offset by the impact of lower fuel surcharges and unfavorable mix. Hub truck brokerage revenue increased 1% to $88.3 million due primarily to a 4% increase in loads partially offset by unfavorable mix, which was primarily due to a 6% decrease in length of haul. Hub logistics revenue increased 42% to $123.4 million related primarily to new customer growth.

Mode’s revenue increased 8.8% to $217.4 million in 2013 from $199.9 million in 2012. Mode intermodal revenue increased 10% while Mode truck brokerage and logistics revenues increased 2% and 22%, respectively. Mode’s intermodal loads increased 16% while logistics revenue increased due to 19% growth in less than truckload business.

Gross Margin

Hub Group’s gross margin increased 1.7% to $93.1 million in 2013 from $91.6 million in 2012.

The Hub segment gross margin decreased 0.1% to $67.2 million. Logistics’ gross margin increased but was offset by a decline in truck brokerage gross margin. Intermodal gross margin was flat. Logistics’ gross margin is up due to new customer growth. Truck brokerage gross margin is down because of unfavorable traffic mix, including growth in short-haul lanes. Intermodal margin was flat as volume and modest price increases were offset by higher transportation costs and unfavorable mix. Hub’s gross margin as a percentage of sales decreased to 9.9% as compared to last year’s 10.9% margin. This decrease is due to lower yields in all three business lines.

Mode’s gross margin increased 6.5% to $25.9 million in 2013 from $24.3 million in 2012 due primarily to growth in intermodal. Mode’s gross margin as a percentage of revenue decreased to 11.9% in 2013 from 12.2% in 2012.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	September 30,
	2013	2012
Revenue	100.0%	100.0%
Transportation costs	89.5	88.6

Gross margin	10.5	11.4
Costs and expenses:
Salaries and benefits	3.6	3.9
Agent fees and commissions	1.6	1.7
General and administrative	1.6	1.8
Depreciation and amortization	0.2	0.2

Total costs and expenses	7.0	7.6
Operating income	3.5	3.8

Salaries and Benefits

Hub Group’s salaries and benefits increased to $31.9 million in 2013 from $31.4 million in 2012. As a percentage of revenue, Hub Group’s salaries and benefits decreased to 3.6% in 2013 from 3.9% in 2012 due to increased revenue.

The Hub segment increase of $0.4 million was due to increases in salaries of $2.2 million, due to higher headcount and merit increases, compensation related to restricted stock awards of $0.2 million and employee benefits of $0.1 million. These increases were offset by a decrease in employee bonuses of $2.1 million.

Mode’s salaries and benefits expense increased to $3.6 million in 2013 from $3.5 million in 2012. The increase was due primarily to increases in salaries of $0.1 million and compensation related to restricted stock awards of $0.1 million, offset by a decrease in employee bonuses of $0.1 million.

Hub Group’s headcount as of September 30, 2013 was 1,413, which excludes drivers, as driver costs are included in transportation costs. As of September 30, 2013, Mode had 129 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $14.6 million in 2013 from $13.8 million in 2012. These expenses as a percentage of revenue decreased to 1.6% in 2013 from 1.7% in 2012.

The Hub segment agent fees and commissions expense remained consistent at $0.4 million in both 2013 and 2012.

The Mode segment agent fees and commissions expense increase of $0.7 million was due to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expenses decreased to $13.8 million in 2013 from $14.4 million in 2012. As a percentage of revenue, these expenses decreased to 1.6% in 2013 from 1.8% in 2012.

The Hub segment decrease of $0.5 million was due primarily to a decrease in claims expense of $1.5 million and a decrease in outside consultant expenses of $0.7 million. These decreases were partially offset by increases in bad debt expense of $0.4 million, repairs and maintenance expense of $0.4 million, general insurance expense of $0.3 million, rent expense of $0.2 million and meals and entertainment, office expense, temporary labor and employee training each for $0.1 million.

Mode’s general and administrative expenses decreased to $1.7 million in 2013 from $1.9 million in 2012. The decrease was primarily due to a decrease in outside consultant expense of $0.2 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization remained consistent at $1.6 million in both 2013 and 2012.

The Hub segment’s depreciation expense was consistent at $1.1 million in both 2013 and 2012.

Mode’s depreciation expense was consistent at $0.5 million in both 2013 and 2012

Other Income (Expense)

Hub Group’s interest expense remained consistent at $0.3 million in both 2013 and 2012.

Provision for Income Taxes

The provision for income taxes increased to $12.4 million in 2013 from $11.6 million in 2012. This increase was the combined result of greater income in 2013 and the enactment of Pennsylvania income tax changes in July 2013 which increased our effective rate to 39.9% in 2013 from 38.5% in 2012.

Net Income

Net income increased to $18.6 million in 2013 from $18.5 million in 2012 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share were $0.50 in both 2013 and 2012.

Diluted earnings per share were $0.50 in both 2013 and 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table summarizes our revenue by segment and business line (in thousands) for the nine months ended September 30:

	Nine Months				Nine Months
	Ended September 30, 2013				Ended September 30, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,342,656	$284,056	$(34,280)	$1,592,432	$1,280,825	$260,823	$(33,414)	$1,508,234
Truck brokerage	255,688	234,551	(1,110)	489,129	247,900	241,062	(2,259)	486,703
Logistics	317,805	90,195	(915)	407,085	249,711	79,493	(1,056)	328,148

Total revenue	$1,916,149	$608,802	$(36,305)	$2,488,646	$1,778,436	$581,378	$(36,729)	$2,323,085

Revenue

Hub Group’s revenue increased 7.1% to $2.5 billion in 2013 from $2.3 billion in 2012.

The Hub segment revenue increased 7.7% to $1.9 billion. Hub’s intermodal revenue increased 5% to $1.3 billion due to a 3% increase in loads and an increase in price partially offset by slightly lower fuel surcharges. Hub truck brokerage revenue increased 3% to $255.7 million primarily due to a 5% increase in loads partially offset by unfavorable mix, which was primarily due to a 5% reduction in length of haul. Hub logistics revenue increased 27% to $317.8 million related primarily to new customer growth.

Mode’s revenue increased 4.7% to $608.8 million in 2013 from $581.4 million in 2012. Mode’s intermodal revenue increased 9% while Mode’s truck brokerage revenue decreased by 3%. Mode’s logistics revenue increased by 13%. Mode’s` intermodal loads increased 13% while logistics revenue increased due to 11% growth in less than truckload business.

Gross Margin

Hub Group’s gross margin increased 5.0% to $275.9 million in 2013 from $262.7 million in 2012.

The Hub segment gross margin increased 5.3% to $203.8 million. Hub’s $10.2 million gross margin increase came primarily from intermodal and logistics. Intermodal margin grew primarily due to 3% volume growth. Logistics margin growth was driven primarily by new customers. As a percentage of Hub segment revenue, gross margin decreased to 10.6% in 2013 from 10.9% in 2012. This decrease is due to lower yield in intermodal and truck brokerage.

Mode’s gross margin increased 4.3% to $72.1 million in 2013 from $69.1 million in 2012 due primarily to growth in intermodal gross margin. Mode’s gross margin as a percentage of revenue decreased slightly to 11.8% in 2013 from 11.9% in 2012.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended
	September 30,
	2013	2012
Revenue	100.0%	100.0%
Transportation costs	88.9	88.7

Gross margin	11.1	11.3
Costs and expenses:
Salaries and benefits	4.1	4.1
Agent fees and commissions	1.6	1.8
General and administrative	1.7	1.7
Depreciation and amortization	0.2	0.2

Total costs and expenses	7.6	7.8
Operating income	3.5	3.5

Salaries and Benefits

Hub Group’s salaries and benefits increased to $101.5 million in 2013 from $96.1 million in 2012. As a percentage of revenue, salaries and benefits remained consistent at 4.1% in both 2013 and 2012.

The Hub segment salaries and benefits increase of $5.7 million was due primarily to increases in salaries of $4.3 million, compensation related to restricted stock awards of $0.6 million, employee benefits of $0.5 million, payroll taxes of $0.4 million and employee bonuses of $0.1 million. These increases were partially offset by a decrease in commissions of $0.2 million.

Mode’s salaries and benefits decrease of $0.4 million was due primarily to a decrease in salaries of $0.4 million and employee benefits of $0.2 million partially offset by increases in employee bonuses and compensation related to restricted stock awards of $0.1 million each.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $41.5 million in 2013 from $41.1 million in 2012. These expenses as a percentage of revenue decreased to 1.6% in 2013 from 1.8% in 2012.

The Hub segment agent fees and commissions decrease of $0.3 million was due to a smaller Hub agent program.

The Mode segment agent fees and commissions increase of $0.7 million was due to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $41.7 million in 2013 from $39.7 million in 2012. As a percentage of revenue, these expenses remained consistent at 1.7% in both 2013 and 2012.

The Hub segment increase of $3.1 million was due primarily to increases in; professional fees associated with an unsuccessful acquisition of $1.0 million, rent expense of $0.9 million, bad debt expense of $0.7 million, general insurance expense of $0.6 million, repairs and maintenance expense of $0.5 million and meals and entertainment, equipment leases and other taxes of $0.2 million each. These increases were partially offset by a decrease in claims expense of $1.5 million in 2013.

Mode’s general and administrative expenses decreased by $1.2 million to $4.6 million in 2013. The decrease was primarily due to a decrease in outside consultant expense of $0.7 million and an increase in the gain on the sale of equipment of $0.5 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization decreased to $4.8 million in 2013 from $5.0 million in 2012. This expense as a percentage of revenue remained constant at 0.2% in both 2013 and 2012.

The Hub segment expense was $3.2 million for 2013 and $3.3 million in 2012.

Mode’s depreciation expense was $1.6 million for 2013 and $1.7 million in 2012.

Other Income (Expense)

Hub Group’s interest expense remained consistent at $0.9 million in both 2013 and 2012.

Provision for Income Taxes

The provision for income taxes increased to $33.1 million in 2013 from $30.7 million in 2012. Our effective rate was 38.6% in 2013 and 38.5% in 2012. The 2013 rate was higher primarily due to the enactment of Pennsylvania income tax changes in July 2013.

Net Income

Net income increased to $52.6 million in 2013 from $49.1 million in 2012 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share increased to $1.43 in 2013 from $1.32 in 2012. Basic earnings per share increased primarily due to the increase in net income.

Diluted earnings per share increased to $1.42 in 2013 from $1.32 in 2012. Diluted earnings per share increased primarily due to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2013, we funded operations, capital expenditures, purchase of treasury stock and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, cash on hand and proceeds from the issuance of long-term debt. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the nine months ended September 30, 2013 was approximately $81.9 million, which resulted primarily from income of $52.6 million and adjustments for non-cash charges of $31.7 million partially offset by the change in operating assets and liabilities of $2.4 million.

Net cash used in investing activities for the nine months ended September 30, 2013 was $64.3 million, which includes proceeds from the sale of equipment of $1.8 million. Capital expenditures of $66.1 million related primarily to the construction of our new corporate headquarters of $15.0 million, computer hardware and software of $6.9 million, containers and transportation equipment of $42.7 million and leasehold improvements of $1.3 million. We expect capital expenditures to be between $40 million and $60 million in the fourth quarter of 2013. Fourth quarter capital expenditures will primarily consist of our new corporate headquarters, which should be completed by the end of 2013, containers and technology related investments.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $3.8 million. We used $2.6 million of cash for stock tendered for payments of withholding taxes, $1.7 million for capital lease payments, $0.9 million to purchase treasury stock and $0.4 million for repayment of long term debt. These payments were offset by proceeds from the issuance of debt of $9.1 million and excess tax benefits from share-based compensation of $0.3 million as a financing cash in-flow.

We have standby letters of credit that expire at various dates in 2013 and 2014. As of September 30, 2013, our letters of credit were $4.2 million.

Our unused and available borrowings under our bank revolving line of credit were $45.8 million as of September 30, 2013. We were in compliance with our debt covenants as of September 30, 2013.

We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We have no significant exposure to foreign currency exchange rate changes. No derivative financial instruments were outstanding as of September 30, 2013 and December 31, 2012. We do not use financial instruments for trading purposes.

As of September 30, 2013 and December 31, 2012, other than our outstanding letters of credit, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2013, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2013. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 26, 2012, our Board of Directors authorized the purchase of up to $25.0 million of our Class A Common Stock. This authorization expires December 31, 2013. We purchased 26,593 shares during the nine months ended September 30, 2013. We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to March 31	26,593	$33.94	26,593	$12,888
April 1 to June 30	—	$—	—	$12,888
July 1 to September 30	—	$—	—	$12,888

Total	26,593	$33.94	26,593	$12,888

This table excludes 75,626 shares we purchased for $2.6 million during the nine months ended September 30, 2013 related to employee withholding upon vesting of restricted stock.

Item 6.	EXHIBITS

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: October 31, 2013	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.