Form 10-K
period 2013-12-31
HUB GROUP INC
filed 2014-02-24
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-27754

HUB GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4007085
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

2000 Clearwater Drive

Oak Brook, Illinois 60523

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2013 , based upon the last reported sale price on that date on the NASDAQ Global Select Market of $36.42 per share, was $1,283,165,902.

On February 11, 2014, the Registrant had 36,809,540 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2014 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

In April 2011, we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode”). Mode has approximately 230 agents, consisting of 90 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 140 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division operated out of our Oak Brook, IL headquarters and corporate offices in Memphis, TN.

We report two distinct business segments. The first segment is “Mode,” which includes the acquired Mode business only. The second segment is “Hub,” which is all business other than Mode. Both segments offer intermodal, truck brokerage and logistics services. “Hub Group” includes both segments.

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

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines. We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements. This effectively allows us to “capture” containers and trailers and keep them within our network. As of December 31, 2013, Hub had exclusive access to approximately 7,011 rail-owned containers for our dedicated use on the Union Pacific (“UP”) and the Norfolk Southern (“NS”) rails. In addition to these rail-owned containers, as of December 31, 2013, we owned or leased a total of 18,758 53’ private containers.

As of December 31, 2013, approximately 70% of Hub’s drayage needs were met by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Hammond (IN), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Portland (OR), Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of December 31, 2013, Comtrak leased or owned 327 tractors, leased or owned 448 trailers, employed 522 drivers and contracted with 2,269 owner-operators.

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

Our marketing efforts have produced a large, diverse customer base, with no one customer representing more than 10% of our total revenue in 2013 in either reporting segment. We service customers in a wide variety of industries, including consumer products, retail and durable goods.

Management Information Systems

A primary component of our business strategy is the continued improvement of our Network Management System and other technology to ensure that we remain a leader among transportation providers in information processing for transportation services. Our Network Management System consists of proprietary software running on a combination of platforms which includes the IBM iSeries and Microsoft Windows Server environments located at a secure offsite data center. All of Hub’s operating centers are linked together with the data center using a Multi-Protocol Label Switching network. This configuration provides a real time environment for transmitting data among our operating centers and headquarters. We also make extensive use of electronic commerce (“e-Commerce”), allowing each operating center to communicate electronically with each railroad, many drayage companies, certain trucking companies and those customers with e-Commerce capabilities.

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
Ferromex

We also have relationships with each of the following major service providers: APL, CMA CGM (America) Inc., COSCO (China Ocean Shipping (Group) Company), Evergreen Shipping Agency (America) Corp., Express System Intermodal Inc., Domestic Intermodal America, Hamburg Sud Group, Hanjin Shipping, Hapag-Lloyd (America) Inc., Hyundai Merchant Marine, K-Line America, Maersk Sea-Land, Mitsui O.S.K. Lines (America) Inc., NYK (Nippon Usen Kaisha) Line, Triton Overseas Transport, Yang Ming (America) Corp., and Zim Integrated Shipping Services.

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

Risk Management and Insurance

We require all drayage companies participating in Hub’s Quality Drayage Program to carry at least $1.0 million in general liability insurance, $1.0 million in truckman’s auto liability insurance and a minimum of $100,000 in cargo insurance. Railroads, which are self-insured, provide limited cargo protection, generally up to $250,000 per shipment. To cover freight loss or damage when a carrier’s liability cannot be established or a carrier’s insurance is insufficient to cover the claim, we carry our own cargo insurance with a limit of $1.0 million per container or trailer and a limit of $20.0 million in the aggregate. We also carry general liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate with a companion $45.0 million umbrella policy on this general liability insurance.

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

Government Regulation

Hub Group, Inc. and various subsidiaries, including Mode Transportation, LLC, are licensed by the Department of Transportation as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that the Hub operating centers and Mode IBOs perform truck brokerage services, they do so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a $75,000 surety bond that we have posted. In addition, Hub and Mode each have customs bonds. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Custom-Trade Partnership Against Terrorism

We achieved Custom-Trade Partnership Against Terrorism (C-TPAT) certification in 2013. C-TPAT is a voluntary supply chain security program led by the U.S. Customs and Border Protection focused on improving the security of private companies’ supply chains with respect to terrorism. Companies who achieve C-TPAT certification must have a documented process for determining and alleviating risks throughout their international supply chain. This certification allows us to be considered low risk, resulting in expedited processing of our customers’ cargo, including fewer customs examinations.

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

General

Employees: As of December 31, 2013, Hub Group had 1,982 employees consisting of 1,856 Hub employees, or 1,334 employees excluding drivers, and 126 Mode employees. We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

As of December 31, 2013, Mode had 90 IBOs (sales/operating agents) and 140 sales only agents. Nearly all of the sales agents and IBOs are under contract with Mode.

Other: No material portion of our operations is subject to renegotiation of profits or termination of contracts at the election of the federal government. Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

Periodic Reports

Upon written request, our annual report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2013, our quarterly reports on Form 10-Q and current reports on Form 8-K will be furnished to stockholders free of charge; write to: Public Relations Department, Hub Group, Inc., 2000 Clearwater Drive, Oak Brook, Illinois 60523. Our filings are also accessible through our website at www.hubgroup.com as soon as reasonably practicable after we file or furnish such reports to the Securities and Exchange Commission.

Item 1A.	RISK FACTORS

Because our business is concentrated on intermodal marketing, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

We derived 64% of our revenue from our intermodal services in 2013 and 65% in both 2012 and 2011. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

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

Because we rely on drayage companies in our intermodal operations, our ability to expand our business or maintain our profitability may be adversely affected by a shortage of drivers and drayage capacity.

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

We derived 19% of our revenue from our truck brokerage services in 2013 and 21% in both 2012 and 2011. We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates. If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business. Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

Because we use a significant number of independent contractors, such as owner operators, in our businesses, proposals from legislative, judicial or regulatory authorities that change the independent contractor classification could have a significant impact on our gross margin and operating income.

We use a significant number of independent contractors, such as Mode sales agents and IBOs and Comtrak owner operators, in our businesses, consistent with long-standing industry practices. Legislative, judicial, or regulatory (including tax) authorities could introduce proposals or assert interpretations of existing rules and regulations that would change the independent contractor classification of a significant number of independent contractors doing business with us. The costs associated with potential reclassifications could have a material adverse effect on results of operations and our financial position. In addition, on January 25, 2013, a complaint was filed in federal court by one of our former truck drivers against our subsidiary, Comtrak Logistics, Inc. seeking class certification on behalf of a class comprised of present and former California-based truck drivers for Comtrak who were classified as independent contractors from January 2009 to the present. The complaint alleges Comtrak has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code, and claims that Comtrak has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees.

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

Our business could be adversely affected by strikes or work stoppages by draymen, truckers, port workers and railroad workers.

There has been labor unrest, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, such as port workers. We could lose business from any significant work stoppage or slowdown and, if labor unrest results in increased rates for transportation providers such as draymen, we may not be able to pass these cost increases on to our customers. Strikes among longshoreman and clerical workers at ports in the past few years have completely shut down the ports for a time, creating a major impact on the transportation industry. In the summer of 2014, the union contract for west coast longshoremen is scheduled to expire and there is a significant risk of labor unrest from that ongoing negotiation. Work stoppages occurring among owner-operators in a specific market have increased our operating costs considerably over a period of time. In the past several years, there have been strikes involving railroad workers. Future strikes by railroad workers in the United States, Canada or anywhere else that our customers’ freight travels by railroad would impact our operations. Any significant work stoppage, slowdown or other disruption involving ports, railroads, truckers or draymen could adversely affect our business and results of operations.

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

Transportation costs represented 89% of our consolidated revenue in 2013, 2012 and 2011. Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.

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

Our largest 20 customers accounted for approximately 34% of our revenue in 2013, 2012 and 2011. A reduction in or termination of our services by several of our largest customers could have a material adverse effect on our revenue and business.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims increases, our operating results could be adversely affected. We maintain insurance with licensed insurance companies. Our insurance and claims expense could increase when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher freight rates, our earnings could be materially and adversely affected.

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

We directly, or indirectly through our subsidiaries, operate 35 offices throughout the United States, Canada and Mexico, including our headquarters in Oak Brook, Illinois and our Company-owned drayage operations located throughout the United States. All of our office space except for our corporate headquarters is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

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

Not applicable.

Executive Officers of the Registrant

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of February 1, 2014 with respect to each person who is an executive officer of the Company.

Name	Age	Position
David P. Yeager	60	Chairman of the Board of Directors and Chief Executive Officer

Mark A. Yeager	49	Vice Chairman of the Board of Directors, President and Chief Operating Officer

Christopher R. Kravas	48	Chief Intermodal Officer

Donald G. Maltby	59	Chief Supply Chain Officer

David L. Marsh	46	Chief Marketing Officer

Terri A. Pizzuto	55	Executive Vice President, Chief Financial Officer and Treasurer

Catherine E. Kozik	53	Chief Information Officer

James J. Damman	56	President – Mode Transportation

James B. Gaw	63	Executive Vice President-Sales

David C. Zeilstra	44	Vice President, Secretary and General Counsel

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

Catherine E. Kozik has been our Chief Information Officer since January 2014. Prior to joining us, Ms. Kozik was a Corporate Vice President at Motorola/Motorola Solutions from April 2003 until December of 2013 where she led IT for Motorola’s Mobile Devices Business, Integrated Supply Chain, and Network Business, and most recently was responsible for Motorola Solutions’ Global Call Centers. Ms Kozik received a Master in Business Administration in 1987 from the University of Chicago, and a Bachelor of Science degree in Electrical Engineering in 1982 from Purdue University. Ms. Kozik also serves on the Board of Directors for Cadence Health System in Winfield, Illinois.

James J. Damman assumed the role of President of Mode Transportation, following the acquisition of Exel Transportation Services from Deutsche Post DHL in April 2011. Prior to this transaction, Mr. Damman served as a President of Exel Transportation Services and President of Technology, Aerospace and Service Logistics Americas for DHL/Exel. Before Exel, he served as a President of Transentric LLC, a supply chain technology provider. Prior to this, Mr. Damman held senior executive roles in operations, marketing, sales and customer service with the Union Pacific Railroad. Mr. Damman has been in Transportation and Supply Chain Management since 1980, holding various executive and management positions. Mr. Damman received a Bachelor of Science degree in Business from Central Michigan University in 1980 and a Master of Business Administration from Southern Illinois University at Edwardsville in 1986.

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

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “HUBG.” There is no established trading market for shares of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”). Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2013 and 2012.

	2013		2012
	High	Low	High	Low
First Quarter	$41.18	$33.10	$36.80	$31.96
Second Quarter	$39.78	$34.50	$37.47	$33.09
Third Quarter	$40.67	$35.71	$36.55	$27.26
Fourth Quarter	$40.37	$34.85	$33.71	$28.17

On February 11, 2014, there were approximately 398 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 7,770 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 11, 2014, there were 12 holders of record of our Class B Common Stock.

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

See Note 16 to the consolidated financial statements for information on share repurchases.

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2008 with the cumulative total return of the Nasdaq Stock Market Index and the Nasdaq Trucking and Transportation Index. These comparisons assume the investment of $100 on December 31, 2008 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(in thousands except per share data)

	Years Ended December 31,
	2013	2012	2011 (1)	2010	2009
Statement of Income Data:
Revenue	$3,373,898	$3,124,108	$2,751,534	$1,833,737	$1,510,970
Gross margin	371,023	356,066	312,548	213,433	185,690
Operating income	113,747	112,360	94,459	69,882	55,531
Income from operations before taxes	112,555	111,257	94,297	70,093	55,885
Net income	$69,110	$67,953	$58,178	$43,458	$34,265
Basic earnings per common share
Income from operations	$1.88	$1.83	$1.58	$1.17	$0.92
Diluted earnings per common share
Income from operations	$1.87	$1.83	$1.57	$1.16	$0.91

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$1,047,943	$919,853	$842,684	$629,407	$573,348
Long-term debt, including capital lease	24,952	21,099	23,436	—	—
Stockholders’ equity	561,527	500,897	438,865	376,300	353,841

(1)	Includes the results of operations of Mode Transportation, LLC from April 1, 2011, the date of its acquisition by Hub Group.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The information contained in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this annual report. Factors that could cause our actual results to differ materially, in addition to those set forth under Items 1A “Risk Factors,” include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;

•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;

•	changes in rail service conditions or adverse weather conditions;

•	further consolidation of railroads;

•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;

•	changes in rail, drayage and trucking company capacity;

•	railroads moving away from ownership of intermodal assets;

•	equipment shortages or equipment surplus;

•	changes in the cost of services from rail, drayage, truck or other vendors;

•	increases in costs for independent contractors due to regulatory, judicial and legal changes;

•	labor unrest in the rail, drayage or trucking company communities;

•	general economic and business conditions;

•	inability to successfully protect our data against cyber attacks;

•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;

•	fuel shortages or fluctuations in fuel prices;

•	increases in interest rates;

•	changes in homeland security or terrorist activity;

•	difficulties in maintaining or enhancing our information technology systems;

•	changes to or new governmental regulations;

•	significant increases to health insurance costs due to the Affordable Care Act;

•	loss of several of our largest customers and Mode agents;

•	inability to recruit and retain key personnel and Mode sales agents and IBOs;

•	inability to recruit and maintain drivers and owner-operators;

•	changes in insurance costs and claims expense;

•	changes to current laws which will aid union organizing efforts; and

•	inability to identify, close and successfully integrate any future business combinations.

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

EXECUTIVE SUMMARY

Hub Group, Inc. (“we”, “us” or “our”) reports two distinct business segments, Hub and Mode. The Mode segment includes only the business we acquired on April 1, 2011. The Hub segment includes all businesses other than Mode. Hub Group (as opposed to just Hub), refers to the consolidated results for the whole company, including both the Mode and Hub segments. The results of operations of the Mode segment are included in our Consolidated Statements of Income for the entire years 2013 and 2012 and for the period April 1, 2011 to December 31, 2011. For the segment financial results, refer to Note 5 to the consolidated financial statements.

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

As of December 31, 2013, approximately 70% of Hub’s drayage needs were met by our subsidiary, Comtrak Logistics, Inc. (“Comtrak”), which assists us in providing reliable, cost effective intermodal services to our customers. Comtrak has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Hammond (IN), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Portland (OR), Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of December 31, 2013, Comtrak leased or owned 327 tractors, leased or owned 448 trailers, employed 522 drivers and contracted with 2,269 owner-operators.

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

Hub’s top 50 customers represent approximately 64% of the Hub segment revenue for the year ended December 31, 2013. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 230 agents, consisting of 90 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 140 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 36% of the Mode segment revenue for the year ended December 31, 2013. We closely monitor revenue and margin for these customers. We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table summarizes our revenue by segment and business line (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2013				Ended December 31, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,808,001	$389,186	$(46,401)	$2,150,786	$1,731,487	$354,662	$(43,863)	$2,042,286
Truck brokerage	343,641	311,930	(1,453)	654,118	335,213	318,848	(2,945)	651,116
Logistics	448,121	122,043	(1,170)	568,994	325,589	106,418	(1,301)	430,706

Total revenue	$2,599,763	$823,159	$(49,024)	$3,373,898	$2,392,289	$779,928	$(48,109)	$3,124,108

Revenue

Hub Group’s revenue increased 8% to $3.4 billion in 2013 from $3.1 billion in 2012.

The Hub segment revenue increased 8.7% to $2.6 billion. Hub segment intermodal revenue increased 4% to $1.8 billion due to a 4% increase in loads. Price was up, but was offset by the impact of lower fuel surcharges. Hub segment truck brokerage revenue increased 3% to $344 million due primarily to a 5% increase in loads partially offset by unfavorable mix, which was primarily due to a 6% decrease in length of haul. Hub segment logistics revenue increased 38% to $448 million related primarily to growth from new customers that were onboarded in the first half of 2013.

Mode’s revenue increased 5.5% to $823.2 million in 2013 from $779.9 million in 2012. Mode’s intermodal revenue increased 10% primarily due to a 13% increase in volume. Mode’s truck brokerage revenue declined 2%. Mode’s logistic revenue increased 15% due primarily to an increase in less than truckload business.

The following is a summary of operating results for our business segments (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2013				Ended December 31, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,599,763	$823,159	$(49,024)	$3,373,898	$2,392,289	$779,928	$(48,109)	$3,124,108
Transportation costs	2,325,512	726,387	(49,024)	3,002,875	2,128,942	687,209	(48,109)	2,768,042

Gross margin	274,251	96,772	—	371,023	263,347	92,719	—	356,066
Costs and expenses:
Salaries and benefits	120,478	14,863	—	135,341	113,855	15,288	—	129,143
Agent fees and commissions	1,372	54,417	—	55,789	1,900	53,212	—	55,112
General and administrative	50,484	6,288	—	56,772	45,411	7,421	—	52,832
Depreciation and amortization	4,326	2,144	—	6,470	4,448	2,171	—	6,619
Impairment of trade name	2,904	—	—	2,904	—	—	—	—

Total costs and expenses	179,564	77,712	—	257,276	165,614	78,092	—	243,706

Operating income	$94,687	$19,060	$—	$113,747	$97,733	$14,627	$—	$112,360

Gross Margin

Hub Group’s gross margin increased 4.2% to $371.0 million in 2013 from $356.1 million in 2012. Hub Group’s gross margin as a percentage of sales decreased to 11.0% in 2013 from 11.4% in 2012.

The Hub segment gross margin increased 4.1% to $274.3 million. Logistics and intermodal gross margin increased, but were partially offset by a decline in truck brokerage margin. Logistics’ gross margin was up due to new customer growth. Intermodal gross margin was up as a 4% increase in loads and modest price increases were partially offset by higher transportation costs and unfavorable mix. Truck brokerage gross margin was down because of unfavorable traffic mix, primarily less high value added services.

Mode’s gross margin increased 4.4% to $96.8 million in 2013 from $92.7 million in 2012 due to growth in intermodal and logistics. Mode’s gross margin as a percentage of revenue decreased to 11.8% in 2013 from 11.9% in 2012.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the Consolidated Statements of Income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2013	2012
Revenue	100.0%	100.0%
Transportation costs	89.0	88.6
Gross margin	11.0	11.4
Costs and expenses:
Salaries and benefits	4.0	4.1
Agent fees and commissions	1.6	1.8
General and administrative	1.7	1.7
Depreciation and amortization	0.2	0.2
Impairment of trade name	0.1	—

Total costs and expenses	7.6	7.8
Operating income	3.4	3.6

Salaries and Benefits

Hub Group’s salaries and benefits increased to $135.3 million in 2013 from $129.1 million in 2012. As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.0% in 2013 from 4.1% in 2012.

The Hub segment salaries and benefits increase of $6.6 million was due to increases in salaries of $6.6 million, compensation related to restricted stock awards of $0.9 million, employee benefits of $0.6 million, payroll taxes of $0.4 million, partially offset by decreases in bonuses of $1.7 million and commissions of $0.2 million.

Mode’s salaries and benefits expense decreased to $14.9 million in 2013 from $15.3 million in 2012. The decrease was due to decreases in salaries of $0.5 million and employee benefits of $0.2 million, partially offset by increases in compensation related to restricted stock awards of $0.2 million and bonuses of $0.1 million.

Hub’s headcount as of December 31, 2013 and 2012 was 1,334 and 1,224, respectively, which excludes drivers, as driver costs are included in transportation costs. As of December 31, 2013 and 2012, Mode had 126 and 131 employees, respectively.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $55.8 million in 2013 from $55.1 million in 2012. As a percentage of revenue, these expenses decreased to 1.6% in 2013 from 1.8% in 2012. The increase in the expense and the decrease in the percentage of revenue was primarily related to Mode’s increase in gross margin.

The Hub segment agent fees and commissions expense decrease of $0.5 million was due to a smaller Hub agent program.

The Mode segment agent fees and commissions expense increase of $1.2 million was primarily due to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $56.8 million in 2013 from $52.8 million in 2012. As a percentage of revenue, these expenses remained consistent at 1.7% in 2013 and 2012.

The Hub segment increase of $5.1 million was due primarily to increases in professional fees of $1.6 million primarily associated with an unsuccessful acquisition, rent expense of $1.1 million, general insurance expense of $0.8 million and bad debt expense of $0.6 million.

Mode’s general and administrative expenses decreased to $6.3 million in 2013 from $7.4 million in 2012. The decrease was primarily due to a decrease in outside consultant expense of $0.7 million, additional gains on the sale of equipment of $0.6 million and decreases in rent, telephone and office expense of $0.1 million each. These decreases were partially offset by an increase in bad debt expense of $0.5 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization decreased to $6.5 million in 2013 from $6.6 million in 2012. This expense as a percentage of revenue remained constant at 0.2% in both 2013 and 2012.

The Hub segment’s depreciation expense decreased slightly to $4.3 million in 2013 from $4.4 million in 2012.

Mode’s depreciation expense remained consistent at $2.2 million in both 2013 and 2012.

Impairment of Trade Name

In 2013, the Hub segment incurred a $2.9 million expense associated with changing the Comtrak Logistics trade name to Hub Group Trucking. This expense as a percentage of revenue was 0.1% in 2013. See Note 6 to the consolidated financial statements for information on this impairment charge.

Other Income (Expense)

Hub Group’s interest expense remained consistent at $1.2 million in both 2013 and 2012.

Provision for Income Taxes

The provision for income taxes increased slightly to $43.4 million in 2013 from $43.3 million in 2012 due to our increase in pretax income partially offset by a decrease in our effective tax rate. Our effective tax rate was 38.6% in 2013 and 38.9% in 2012. The rate decrease was primarily due to the benefit from a state tax incentive granted in connection with relocating our corporate headquarters partially offset by an increase in our state income tax effective rate.

Net Income

Net income increased to $69.1 million in 2013 from $68.0 million in 2012 due primarily to higher gross margin at both the Hub and Mode segments.

Earnings Per Common Share

Basic earnings per share increased to $1.88 in 2013 from $1.83 in 2012. Basic earnings per share increased due to the increase in net income and a decrease in the number of outstanding basic shares.

Diluted earnings per share increased to $1.87 in 2013 from $1.83 in 2012. Diluted earnings per share increased due to the increase in net income and a decrease in the number of outstanding diluted shares.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2013, we funded operations, capital expenditures, capital leases, purchase of treasury stock and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, cash on hand and proceeds from the issuance of long-term debt. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the year ended December 31, 2013 was approximately $117.4 million, which resulted primarily from income of $69.1 million adjusted for non-cash charges of $48.1 million and the change in operating assets and liabilities of $0.2 million.

Net cash used in investing activities for the year ended December 31, 2013 was $109.1 million which includes proceeds from the sale of equipment of $1.8 million. Capital expenditures of $110.9 million included container purchases of $59 million, construction of our new corporate headquarters of $26 million, tractors and trailers of $14 million and the remainder related primarily to technology. We have not finalized our capital expenditures for 2014. Estimated capital expenditures for 2014, excluding any new container purchases, are estimated to be between $60 million and $80 million relating primarily to the purchase of tractors. We have not made a decision on our new container order.

The net cash used in financing activities for the year ended December 31, 2013 was $10.1 million. We used $13.8 million to purchase treasury stock, $2.6 million of cash for stock tendered for payments of withholding taxes, $2.3 million for capital lease payments, and $0.9 million for repayment of long term debt. These payments were offset by proceeds from the issuance of debt of $9.1 million, excess tax benefits from share-based compensation of $0.3 million and proceeds from stock options exercised of $0.1 million as a financing cash in-flow. In January 2014, we agreed to finance approximately $25.4 million of tractors using secured debt with a five year term with an interest rate ranging from 1.87% to 1.93%.

Cash paid for income taxes of $29.7 million was less than our income tax expense of $43.4 million due primarily to timing differences between our tax returns and financial statements. The two largest 2013 timing differences relate to amortization of intangibles and depreciation for containers. In 2014, we would expect our cash paid for taxes to be closer to our income tax expense due to less tax amortization of intangibles and no bonus depreciation of fixed asset purchases.

In December 2013, we amended our Credit Agreement to reduce the interest rate and commitment fees and extend the term until December 2018. The maximum unsecured borrowing capacity remained at $50.0 million. The interest rate under the Credit Agreement ranges from LIBOR plus 1.00% to 1.75% or Prime to Prime plus 0.75%. The commitment fees charged on the unused line of credit are between 0.10% and 0.25% per annum. The financial covenants require a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 2.0 to 1.0.

We have standby letters of credit that expire in 2014. As of December 31, 2013, our letters of credit were $5.2 million.

Our unused and available borrowings under our bank revolving line of credit were $44.8 million as of December 31, 2013 and $46.3 million as of December 31, 2012. We were in compliance with our debt covenants as of December 31, 2013.

CONTRACTUAL OBLIGATIONS

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease agreements, and contingent commitments as of December 31, 2013 is presented in the following table (in thousands).

Future Payments Due:

		Operating Leases and	Long
	Capital Lease	Other Commitments	Term Debt	Total
2014	$3,186	$18,665	$1,771	$23,622
2015	3,186	8,539	1,806	13,531
2016	3,194	6,525	1,841	11,560
2017	3,186	5,159	1,877	10,222
2018	3,186	3,687	951	7,824
2019 and thereafter	8,228	7,206	—	15,434

	$24,166	$49,781	$8,246	$82,193

In addition to the commitments above, in October 2013, we entered into an equipment purchase contract for the acquisition of 200 Freightliner tractors. The total purchase price of these tractors is approximately $25.4 million. As of December 31, 2013, we received 28 of these tractors. See Note 18 to the consolidated financial statements for information relating to this commitment.

During the fourth quarter of 2013 we exercised our purchase option on approximately 2,000 containers that are currently leased. The purchases totaling approximately $7.8 million will occur as the leases expire throughout 2014.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:

2014	$1,250
2015	1,868
2016	1,774
2017	1,093
2018	1,123
2019 and thereafter	14,403

$21,511

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

Valuation of Goodwill

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. We have adopted the FASB’s new accounting guidance, which allows companies to assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. In 2013, we performed the qualitative assessment on both the Hub and Mode reporting units. No impairment charge was recognized based on the results of the goodwill impairment tests.

Valuation of Other Indefinite-Lived Intangibles

We review other indefinite-lived intangibles for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of other indefinite-lived intangibles may not be recoverable. An indefinite lived intangible asset is impaired if its fair value is less than its carrying value. An impairment loss is measured as the difference between the implied fair value of the reporting unit’s indefinite-lived asset and the carrying amount of the asset. The fair value measurement is determined based on assumptions that a market participant would use including expectations regarding future operating performance (which are consistent with our internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature. As of December 31, 2013, reasonable variations in these assumptions do not have a significant impact on the results of the impairment test. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

In the first quarter of 2013, we adopted the FASB’s new accounting guidance which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative test discussed above. As a result of this analysis, we recorded an impairment charge of $2.9 million in the fourth quarter of 2013, which is included in the Impairment of Trade Name line item in the Consolidated Statements of Income and Comprehensive Income. See Note 6 to the consolidated financial statements for information on this impairment charge.

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

New Pronouncements

In July 2012, the FASB issued an update to Topic 350 – Intangibles – Goodwill and Other of the Accounting Standards Codification. The objective of this update is to simplify how entities test indefinite lived intangibles for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We adopted this guidance effective January 1, 2013 as required, and the adoption did not have a significant impact to our consolidated financial statements.

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

General and Administrative

We believe there are several factors that could cause general and administrative expenses to fluctuate as a percentage of revenue. As customer expectations and the competitive environment require the development of web-based business interfaces and the restructuring of our information systems and related platforms, we believe there could be significant expenses incurred, some of which would not be capitalized. Other factors that could cause selling, general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums, claim expense, bad debt expense and professional services expense. Rent expense will decrease as we moved to our new corporate headquarters in December 2013.

Depreciation and Amortization

We estimate that depreciation and amortization of property and equipment will increase between $2.0 million and $2.5 million in 2014 due to our new corporate headquarters and technology related additions.

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

Other Income (Expense)

We expect interest expense to increase in 2014 due to the expected financing of tractors and/or containers. Factors that could cause a change in interest income include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and purchase of treasury stock.

Provision for Income Taxes

Based on current tax legislation, we estimate that our effective tax rate will be 38.8% in 2014. On September 13, 2013, the Internal Revenue Service issued final regulations which affect all taxpayers that repair, acquire, or improve tangible property. These rules will be effective for our taxable year ending December 31, 2014. We do not anticipate that these regulations will have a material impact on our financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We have no significant exposure to foreign currency exchange rate changes. No derivative financial instruments were outstanding as of December 31, 2013 and 2012. We do not use financial instruments for trading purposes.

The Company has both fixed and variable rate debt as described in Note 10 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2013.

As of December 31, 2013 and 2012, other than our outstanding letters of credit, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hub Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

February 24, 2014

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,964	$70,760
Accounts receivable trade, net	371,528	346,917
Accounts receivable other	26,569	25,945
Prepaid taxes	409	139
Deferred taxes	5,826	4,965
Prepaid expenses and other current assets	12,738	10,619

TOTAL CURRENT ASSETS	486,034	459,345
Restricted investments	20,754	17,218
Property and equipment, net	260,400	157,584
Other intangibles, net	15,729	20,068
Goodwill, net	263,032	263,251
Other assets	1,994	2,387

TOTAL ASSETS	$1,047,943	$919,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$232,350	$206,497
Accounts payable other	24,957	22,925
Accrued payroll	17,000	17,210
Accrued other	42,834	28,633
Current portion of capital lease	2,413	2,120
Current portion of long term debt	1,771	—

TOTAL CURRENT LIABILITIES	321,325	277,385
Long term debt	6,475	—
Non-current liabilities	22,304	20,041
Non-current portion of capital lease	18,477	21,099
Deferred taxes	117,835	100,431
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2013 and 2012	—	—
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2013 and 2012; 36,626,384 shares outstanding in 2013 and 36,767,485 shares outstanding in 2012	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2013 and 2012	7	7
Additional paid-in capital	167,357	167,765
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	538,251	469,141
Accumulated other comprehensive income (loss)	(85)	1
Treasury stock; at cost, 4,598,408 shares in 2013 and 4,457,307 shares in 2012	(128,957)	(120,971)

TOTAL STOCKHOLDERS’ EQUITY	561,527	500,897

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,047,943	$919,853

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue	$3,373,898	$3,124,108	$2,751,534
Transportation costs	3,002,875	2,768,042	2,438,986

Gross margin	371,023	356,066	312,548
Costs and expenses:
Salaries and benefits	135,341	129,143	121,044
Agent fees and commissions	55,789	55,112	41,491
General and administrative	56,772	52,832	49,951
Depreciation and amortization	6,470	6,619	5,603
Impairment of trade name	2,904	—	—

Total costs and expenses	257,276	243,706	218,089
Operating income	113,747	112,360	94,459

Other income (expense):
Interest expense	(1,246)	(1,207)	(638)
Interest and dividend income	82	134	148
Other, net	(28)	(30)	328

Total expense	(1,192)	(1,103)	(162)
Income before provision for income taxes	112,555	111,257	94,297
Provision for income taxes	43,445	43,304	36,119

Net income	$69,110	$67,953	$58,178

Other comprehensive income (loss):
Foreign currency translation adjustments	(86)	(3)	(2)

Total comprehensive income	$69,024	$67,950	$58,176

Basic earnings per common share	$1.88	$1.83	$1.58

Diluted earnings per common share	$1.87	$1.83	$1.57

Basic weighted average number of shares outstanding	36,829	37,053	36,913

Diluted weighted average number of shares outstanding	36,982	37,185	37,063

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

				Purchase Price
				of Excess of		Accumulated
	Class A & B		Additional	Predecesser		Other	Treasury
	Common Stock		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Shares Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance January 1, 2013	41,887,088	$419	$167,765	$(15,458)	$469,141	$1	(4,457,307)	$(120,971)	$500,897
Purchase of treasury shares	—	—	—	—	—	—	(377,906)	(13,791)	(13,791)
Stock tendered for payments of withholding taxes	—	—	—	—	—	—	(75,995)	(2,634)	(2,634)
Issuance of restricted stock awards, net of forfeitures	—	—	(7,990)	—	—	—	296,300	7,990	—
Share-based compensation expense	—	—	7,667	—	—	—	—	—	7,667
Exercise of non-qualified options	—	—	(408)	—	—	—	16,500	449	41
Tax benefit of share-based compensation plans	—	—	323	—	—	—	—	—	323
Net income	—	—	—	—	69,110	—	—	—	69,110
Foreign currency translation adjustment	—	—	—	—	—	(86)	—	—	(86)

Balance December 31, 2013	41,887,088	$419	$167,357	$(15,458)	$538,251	$(85)	(4.598,408)	$(128,957)	$561,527

Balance January 1, 2012	41,887,088	$419	$168,800	$(15,458)	$401,188	$4	(4,364,532)	$(116,088)	$438,865
Purchase of treasury shares	—	—	—	—	—	—	(347,592)	(11,208)	(11,208)
Stock tendered for payments of withholding taxes	—	—	—	—	—	—	(55,463)	(1,812)	(1,812)
Issuance of restricted stock awards, net of forfeitures	—	—	(7,148)	—	—	—	273,180	7,148	—
Share-based compensation expense	—	—	6,539	—	—	—	—	—	6,539
Exercise of non-qualified options	—	—	(920)	—	—	—	37,100	989	69
Tax benefit of share-based compensation plans	—	—	494	—	—	—	—	—	494
Net income	—	—	—	—	67,953	—	—	—	67,953
Foreign currency translation adjustment	—	—	—	—	—	(3)	—	—	(3)

Balance December 31, 2012	41,887,088	$419	$167,765	$(15,458)	$469,141	$1	(4,457,307)	$(120,971)	$500,897

Balance January 1, 2011	41,887,088	$419	$169,722	$(15,458)	$343,010	$6	(4,586,433)	$(121,399)	$376,300
Stock tendered for payments of withholding taxes	—	—	—	—	—	—	(43,247)	(1,523)	(1,523)
Issuance of restricted stock awards, net of forfeitures	—	—	(5,312)	—	—	—	207,848	5,312	—
Share-based compensation expense	—	—	4,792	—	—	—	—	—	4,792
Exercise of non-qualified options	—	—	(1,436)	—	—	—	57,300	1,522	86
Tax benefit of share-based compensation plans	—	—	1,034	—	—	—	—	—	1,034
Net income				—	58,178	—	—	—	58,178
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	—	(2)

Balance December 31, 2011	41,887,088	$419	$168,800	$(15,458)	$401,188	$4	(4,364,532)	$(116,088)	$438.865

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net Income	$69,110	$67,953	$58,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,302	21,575	16,340
Impairment of trade name	2,904	—	—
Deferred taxes	16,438	8,786	18,821
Compensation expense related to share-based compensation plans	7,667	6,539	4,788
(Gain) loss on sale of assets	(167)	108	(17)
Excess tax benefits from share based compensation	(13)	(29)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Restricted investments	(3,536)	(2,895)	(724)
Accounts receivable, net	(25,420)	(22,429)	(45,047)
Prepaid taxes	(308)	2,253	(2,097)
Prepaid expenses and other current assets	(2,137)	(1,562)	(1,728)
Other assets	(682)	459	(33)
Accounts payable	27,635	7,438	23,095
Accrued expenses	1,736	2,779	2,989
Non-current liabilities	2,888	1,942	301

Net cash provided by operating activities	117,417	92,917	74,866

Cash flows from investing activities:
Proceeds from sale of equipment	1,837	1,071	410
Purchases of property and equipment	(110,917)	(56,882)	(55,010)
Cash used in acquisitions, net of cash acquired	—	(550)	(85,182)

Net cash used in investing activities	(109,080)	(56,361)	(139,782)

Cash flows from financing activities:
Proceeds from issuance of debt	9,120	—	—
Repayments of long term debt	(874)	—	—
Proceeds from stock options exercised	41	69	86
Stock tendered for payments of withholding taxes	(2,634)	(1,812)	(1,523)
Purchase of treasury stock	(13,791)	(11,208)	—
Capital lease payments	(2,329)	(2,454)	(729)
Excess tax benefits from share-based compensation	336	523	1,034

Net cash used in financing activities	(10,131)	(14,882)	(1,132)

Effect of exchange rate changes on cash and cash equivalents	(2)	(5)	(5)

Net (decrease) increase in cash and cash equivalents	(1,796)	21,669	(66,053)
Cash and cash equivalents beginning of the year	70,760	49,091	115,144

Cash and cash equivalents end of the year	$68,964	$70,760	$49,091

Supplemental disclosures of cash paid for:
Interest	$1,201	$1,200	$541
Income taxes	$29,728	$28,638	$18,629

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

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2013 and 2012, our cash and temporary investments were with high quality financial institutions in DDAs (Demand Deposit Accounts).

Accounts Receivable and Allowance for Uncollectible Accounts: In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions. To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible. On an annual basis, we perform a hindsight analysis on Hub and Mode separately to determine each segment’s experience in collecting account balances over one year old and account balances in bankruptcy. We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Our reserve for uncollectible accounts was approximately $7.4 million and $6.7 million as of December 31, 2013 and 2012, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

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

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. In 2013, we performed the qualitative assessment on both the Hub and Mode reporting units. No impairment charge was recognized based on the results of the goodwill impairment tests.

We review other indefinite-lived intangibles for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate the carrying amount of other indefinite-lived intangibles may not be recoverable. An indefinite lived intangible asset is impaired if its fair value is less than its carrying value. An impairment loss is measured as the difference between the implied fair value of the reporting unit’s indefinite-lived asset and the carrying amount of the asset. The fair value measurement is determined based on assumptions that a market participant would use including expectations regarding future operating performance (which are consistent with our internal projections and operating plans), discount rates, control premiums and other factors which are subjective in nature. As of December 31, 2013, reasonable variations in these assumptions do not have a significant impact on the results of the impairment test. Actual cash flows from operations could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

On January 1, 2013, we adopted the FASB’s new accounting guidance which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative test discussed above. As a result of our impairment analysis, we recorded an impairment charge of $2.9 million in the fourth quarter of 2013, which is included in the Impairment of Trade Name line item in the Consolidated Statements of Income and Comprehensive Income. See Note 6 to the consolidated financial statements for information on this impairment charge.

We evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs (Demand Deposit Accounts). We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2013, 2012 or 2011. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

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

New Pronouncements: In July 2012, the FASB issued an update to Topic 350 – Intangibles – Goodwill and Other of the Accounting Standards Codification. The objective of this update is to simplify how entities test indefinite lived intangibles for impairment. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. We adopted this guidance effective January 1, 2013 as required, and the adoption did not have a significant impact to our consolidated financial statements.

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

Reclassifications: Certain prior year immaterial amounts have been reclassified to conform with the current year presentation.

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended, December 31,
	2013	2012	2011
Net income for basic and diluted earnings per share	$69,110	$67,953	$58,178

Weighted average shares outstanding - basic	36,829	37,053	36,913
Dilutive effect of stock options and restricted stock	153	132	150

Weighted average shares outstanding - diluted	36,982	37,185	37,063

Earnings per share - basic	$1.88	$1.83	$1.58

Earnings per share - diluted	$1.87	$1.83	$1.57

NOTE 4. Acquisitions

In April 2011, we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode”). Mode has approximately 230 agents, consisting of 90 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 140 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division operated out of our Oak Brook, IL headquarters and corporate offices in Memphis, TN.

The following unaudited pro forma consolidated results of operations for 2011 assume that the acquisition of Mode was completed as of January 1, 2011 (in thousands, except for per share amounts)

Twelve Months Ended, December 31, 2011
Revenue	$2,929,813
Net Income	$58,991
Earnings per share—basic	$1.60
Earnings per share—diluted	$1.59

The unaudited pro forma consolidated results for the year ended December 31, 2011 was prepared using the acquisition method of accounting and are based on the historical financial information of Hub and Mode. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the consolidated results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2011.

In June 2011, we purchased certain assets of Domestic Transport, Inc. (“Domestic Transport”). Domestic Transport was founded in 2005 with one truck hauling containers out of the Ports of Seattle and Tacoma. At the time of the acquisition, Domestic Transport had grown to a 22-driver operation that handled container deliveries in the state of Washington and throughout the Pacific Northwest. We did not have a drayage presence in this geographic market. The total purchase price was $0.7 million payable in installments of $0.6 million at closing and four equal installments of $0.025 million, paid quarterly starting September 3, 2011. The purchase price was allocated as follows: $0.1 million for the driver and customer relationships, $0.2 million for tractors and the remaining $0.4 million for goodwill. Quarterly payments totaling $0.05 million were made in 2011 and the remaining balance due amount of $0.05 million was paid in 2012.

In October 2011, we purchased certain assets of Challenge Transport, Inc. (“Challenge Transport”). Challenge Transport was founded in 1995 in South Kearny, New Jersey. At the time of the acquisition, Challenge Transport had a 41-driver operation that handled container deliveries throughout the northeast region. We did not have much of a drayage presence in this geographic market. The total purchase price was $2.5 million payable in installments of $2.0 million at closing and four equal installments of $0.125 million, paid quarterly starting January 3, 2012. The purchase price was allocated as follows: $1.3 million for the customer relationships, $0.3 million for the driver relationships and the remaining $0.9 million for goodwill. The final quarterly payments totaling $0.5 million were made in 2012.

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

Hub offers comprehensive intermodal, truck brokerage and logistics services. Our employees operate the freight through a network of operating centers located in the United States, Canada and Mexico. Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads. Hub has full time employees located throughout the United States, Canada and Mexico.

Mode markets and operates its freight transportation services, consisting of intermodal, truck brokerage and logistics, primarily through agents who enter into contractual arrangements with Mode.

The following is a summary of operating results, which includes the results of operations of the Mode segment for the entire years ended December 31, 2013 and 2012 and for the period April 1, 2011 to December 31, 2011, and certain other financial data for our business segments (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2013				Ended December 31, 2012
	Hub	Mode	Inter- Segment Elims	Hub Group Total	Hub	Mode	Inter- Segment Elims	Hub Group Total
Revenue	$2,599,763	$823,159	$(49,024)	$3,373,898	$2,392,289	$779,928	$(48,109)	$3,124,108
Transportation costs	2,325,512	726,387	(49,024)	3,002,875	2,128,942	687,209	(48,109)	2,768,042

Gross margin	274,251	96,772	—	371,023	263,347	92,719	—	356,066
Costs and expenses:
Salaries and benefits	120,478	14,863	—	135,341	113,855	15,288	—	129,143
Agent fees and commissions	1,372	54,417	—	55,789	1,900	53,212	—	55,112
General and administrative	50,484	6,288	—	56,772	45,411	7,421	—	52,832
Depreciation and amortization	4,326	2,144	—	6,470	4,448	2,171	—	6,619
Impairment of trade name	2,904	—	—	2,904	—	—	—	—

Total costs and expenses	179,564	77,712	—	257,276	165,614	78,092	—	243,706

Operating income	$94,687	$19,060	$—	$113,747	$97,733	$14,627	$—	$112,360

Capital expenditures	$109,412	$1,505	$—	$110,917	$54,266	$2,616	$—	$56,882

	Twelve Months
	Ended December 31, 2011
	Hub	Mode	Inter- Segment Elims	Hub Group Total
Revenue	$2,183,914	$586,251	$(18,631)	$2,751,534
Transportation costs	1,939,263	518,354	(18,631)	2,438,986

Gross margin	244,651	67,897	—	312,548
Costs and expenses:
Salaries and benefits	107,378	13,666	—	121,044
Agent fees and commissions	2,771	38,720	—	41,491
General and administrative	42,523	7,428	—	49,951
Depreciation and amortization	3,975	1,628	—	5,603

Total costs and expenses	156,647	61,442	—	218,089

Operating income	$88,004	$6,455	$—	$94,459

Capital expenditures	$54,683	$327	$—	$55,010

	As of December 31, 2013				As of December 31, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$887,848	$164,071	$(3,976)	$1,047,943	$759,797	$163,719	$(3,663)	$919,853
Goodwill	$233,643	$29,389	$—	$263,032	$233,862	$29,389	$—	$263,251

The following tables summarize our revenue by segment and business line (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2013				Ended December 31, 2012
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,808,001	$389,186	$(46,401)	$2,150,786	$1,731,487	$354,662	$(43,863)	$2,042,286
Truck brokerage	343,641	311,930	(1,453)	654,118	335,213	318,848	(2,945)	651,116
Logistics	448,121	122,043	(1,170)	568,994	325,589	106,418	(1,301)	430,706

Total revenue	$2,599,763	$823,159	$(49,024)	$3,373,898	$2,392,289	$779,928	$(48,109)	$3,124,108

	Twelve Months
	Ended December 31, 2011
			Inter-	Hub
			Segment	Group
	Hub	Mode	Elims	Total
Intermodal	$1,553,594	$258,087	$(16,392)	$1,795,289
Truck brokerage	339,444	238,418	(1,033)	576,829
Logistics	290,876	89,746	(1,206)	379,416

Total revenue	$2,183,914	$586,251	$(18,631)	$2,751,534

NOTE 6. Goodwill and Other Intangible Assets

In accordance with the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification, we completed the required annual impairment tests. We performed a qualitative assessment on both the Hub segment goodwill and the Mode segment goodwill. No impairment charges were recognized based on the results of the annual goodwill assessments and there were no accumulated impairment losses of goodwill at the beginning of the period.

The following table presents the carrying amount of goodwill (in thousands):

	Hub	Mode	Hub Group Total
Balance at January 1, 2012	$234,081	$29,389	$263,470
Other	(219)	—	(219)

Balance at December 31, 2012	$233,862	$29,389	$263,251
Other	(219)	—	(219)

Balance at December 31, 2013	$233,643	$29,389	$263,032

The changes noted as “other” in the table above for both 2013 and 2012 refer to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

In December 2013, we decided to change our branding strategy for Comtrak Logistics which will result in us retiring the Comtrak name. We decided to change the name of Comtrak to Hub Group Trucking, Inc. as we believe the name change will allow us to benefit from the valuable Hub Group name with customers, vendors and drivers. In conjunction with the strategy, the Comtrak name will no longer be used, resulting in no fair value and a write off of the asset. We recorded an impairment charge of $2.9 million in the fourth quarter of 2013, which is included in the Impairment of Trade Name line item in the Consolidated Statements of Income and Comprehensive Income.

The components of the “Other intangible assets” are as follows (in thousands):

As of December 31, 2013:	Gross Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value	Life
Hub
Customer relationships	$5,181	$(2,467)	$—	$2,714	7-15 years
Trade name	2,904	—	(2,904)	—	Indefinite
Relationships with owner operators	1,179	(1,179)	—	—	2-6 years
Information technology	500	(500)	—	—	6 years
Backlog/open orders	20	(20)	—	—	1 month

Hub Total	$9,784	$(4,166)	$(2,904)	$2,714

Mode
Agency/customer relationships	$15,362	$(2,347)	$—	$13,015	18 years

Hub Group Total	$25,146	$(6,513)	$(2,904)	$15,729

As of December 31, 2012:	Gross Amount	Accumulated Amortization	Accumulated Impairment Loss	Net Carrying Value	Life
Hub
Customer relationships	$5,181	$(2,015)	$—	$3,166	7-15 years
Trade name	2,904	—	—	2,904	Indefinite
Relationships with owner operators	1,179	(1,050)	—	129	2-6 years
Information technology	500	(500)	—	—	6 years
Backlog/open orders	20	(20)	—	—	1 month

Hub Total	$9,784	$(3,585)	$—	$6,199

Mode
Agency/customer relationships	$15,362	$(1,493)	$—	$13,869	18 years

Hub Group Total	$25,146	$(5,078)	$—	$20,068

The above intangible assets are amortized using the straight-line method. Amortization expense, excluding impairment, for each of the years ended December 31, 2013, 2012 and 2011 was $1.4 million, $1.6 million and $1.3 million, respectively. The remaining weighted average life of all definite lived intangible assets as of December 31, 2013 was 6.38 years and 15.25 years for Hub and Mode, respectively. Amortization expense for the next five years is as follows (in thousands):

	Hub	Mode	Hub Group Total
2014	$442	$853	$1,295
2015	442	853	1,295
2016	442	853	1,295
2017	442	853	1,295
2018	395	853	1,248

NOTE 7. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2013	2012	2011
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.2	2.9	3.0
State incentives	(0.6)	—	—
State law changes	0.1	0.3	(0.2)
Nondeductible expenses	0.8	0.5	0.6
Provision for valuation allowance	—	—	(0.3)
Other	0.1	0.2	0.2

Net effective rate	38.6%	38.9%	38.3%

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current
Federal	$22,880	$30,375	$14,356
State and local	3,817	4,331	3,230
Foreign	205	47	32

	26,902	34,753	17,618

Deferred
Federal	15,920	7,865	18,146
State and local	627	693	365
Foreign	(4)	(7)	(10)

	16,543	8,551	18,501

Total provision	$43,445	$43,304	$36,119

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2013	2012
Reserve for uncollectible accounts receivable	$2,398	$2,182
Accrued compensation	8,175	7,602
Other reserves	2,356	2,517

Current deferred tax assets	12,929	12,301
Accrued compensation	5,919	5,411
Other reserves	545	514
Operating loss carryforwards	883	756
Less valuation allowance	(108)	(122)

Non-current deferred tax assets	7,239	6,559

Total deferred tax assets	$20,168	$18,860

Prepaids	$(2,473)	$(2,404)
Other receivables	(4,630)	(4,932)

Current deferred tax liabilities	(7,103)	(7,336)
Property and equipment	(45,185)	(30,961)
Goodwill	(79,889)	(76,029)

Non-current deferred tax liabilities	(125,074)	(106,990)

Total deferred tax liabilities	$(132,177)	$(114,326)

Our state tax net operating losses of $0.9 million expire between December 31, 2014 and December 31, 2033. Management believes it is more likely than not that the deferred tax assets will be realized with the exception of $0.1 million related to state tax net operating losses for which a valuation allowance has been established.

As of December 31, 2013 and December 31, 2012, the amount of unrecognized tax benefits was $0.5 million and $0.8 million, respectively. Of these amounts, our income tax provision would decrease $0.5 million and $0.8 million respectively, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2012	$756
Additions for tax positions taken in prior years	27

Balance at December 31, 2012	$783
Additions for tax positions taken in prior years	17
Reductions for tax positions taken in prior years	(184)
Reductions as a result of a lapse of the applicable statute of limitations	(157)

Balance at December 31, 2013	$459

We are subject to income taxation in the U.S., numerous state jurisdictions, Mexico and Canada (beginning in late 2013). Because income tax return formats vary among the states, we file both unitary and separate company state income tax returns.

In 2013, the IRS selected our 2011 and 2012 tax years for audit. Also in 2013, our 2009 through 2010 tax years and 2010 through 2012 tax years were selected for audit by Illinois and Massachusetts, respectively. In 2013, Texas audited refund claims that we submitted for tax years 2007 through 2009. We expect to receive approximately $0.3 million after our Texas claims are processed. Although no other significant examinations are currently in effect, tax years 2010 through 2012 generally remain open to examination by the major tax jurisdictions to which we are subject.

It is reasonably possible that events could occur during the next twelve months which would change the amount of our unrecognized tax benefits. Our reserve could move up or down pending developments with lawsuits that have been initiated by unrelated taxpayers against several state revenue departments. We estimate it is reasonably possible that our reserve could either increase or decrease by $0.2 million depending upon the outcome of these events.

We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes. In our 2013 provision for income taxes we recognized approximately one thousand dollars of both net interest expense related to income tax liabilities and income tax penalties.

On September 13, 2013, the Internal Revenue Service issued final regulations which affect all taxpayers that repair, acquire, or improve tangible property. These rules will be effective for our taxable year ending December 31, 2014. We do not anticipate that these regulations will have a material impact on our financial position or results of operations.

NOTE 8. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and long term debt approximated fair value as of December 31, 2013 and 2012 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2013 and 2012, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts.

Restricted investments included $20.8 million and $17.2 million as of December 31, 2013 and 2012, respectively, of mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 9. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Land	$9,855	$9,855
Building and improvements	35,212	72
Leasehold improvements	4,245	4,621
Computer equipment and software	74,751	65,515
Furniture and equipment	12,729	9,001
Transportation equipment	236,900	162,461
Construction in process	—	6,142

	373,692	257,667
Less: Accumulated depreciation and amortization	(113,292)	(100,083)

Property and Equipment, net	$260,400	$157,584

The increase in building and improvements from $0.07 million in 2012 to $35.2 million in 2013 was due to the completion of our new corporate headquarters in Oak Brook, Illinois in December 2013. The $6.1 million balance of construction in progress from 2012 is now included in building and improvements as of December 31, 2013.

The increase in transportation equipment to $236.9 million in 2013 from $162.5 million in 2012 was due primarily to the purchase of tractors and containers.

Included in the transportation equipment is a capital lease obligation entered into for $26.4 million in 2011. The balances as of December 31, 2013 and 2012, net of accumulated amortization, were $20.0 million and $22.6 million, respectively.

Depreciation and amortization expense related to property and equipment was $20.2 million, $19.6 million and $14.8 million for 2013, 2012 and 2011, respectively, which includes $2.6 million, $2.6 million and $1.1 million of amortization expense associated with a capital lease for 2013, 2012 and 2011, respectively. This amortization expense is included in transportation costs. Transportation equipment depreciation is included in transportation costs.

NOTE 10. Long-Term Debt and Financing Arrangements

In December 2013, we amended our Credit Agreement to reduce the interest rate and commitment fees and extend the term until December 2018. The maximum unsecured borrowing capacity remained at $50.0 million. The interest rate under the Credit Agreement ranges from LIBOR plus 1.00% to 1.75% or Prime to Prime plus 0.75%. The commitment fees charged on the unused line of credit are between 0.10% and 0.25% per annum. The financial covenants require a total leverage ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 2.0 to 1.0.

We have standby letters of credit that expire in 2014. As of December 31, 2013, our letters of credit were $5.2 million.

Our unused and available borrowings under our bank revolving line of credit were $44.8 million as of December 31, 2013 and $46.3 million as of December 31, 2012. We were in compliance with our debt covenants as of December 31, 2013.

We entered into a Master Loan and Security Agreement in April 2013 containing various Equipment Notes (“Notes”). The Notes provided financing for eighty 2014 Peterbilt tractors. The Notes have terms that expire between May 14, 2018 and June 19, 2018 and bear interest at rates between 1.9% and 2.0%. The Notes require quarterly principal and interest payments of $0.5 million.

Our outstanding debt is as follows (in thousands):

	Period Ended
	December 31, 2013	December 31, 2012
Equipment Notes due by June 19, 2018 with quarterly principal and interest payments of $480,000 commencing on August 14, 2013; interest is paid quarterly at a fixed rate between 1.9% and 2.0%	$8,246	$—

Less current portion	(1,771)	—

Total long-term debt	$6,475	$—

Aggregate principal payments, in thousands, due subsequent to December 31, 2013, are as follows:

2014	$1,771
2015	1,806
2016	1,841
2017	1,877
2018	951

$8,246

In 2011, we entered into a lease agreement for 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease. Interest on this capital lease obligation is based on interest rates that approximate currently available interest rates; therefore, indebtedness under this capital lease obligation approximates fair value.

We paid interest of $0.9 million, $1.0 million and $0.3 million in 2013, 2012 and 2011, respectively, related to this capital lease.

NOTE 11. Leases, User Charges and Commitments

Minimum annual capital and operating lease payments, as of December 31, 2013, under non-cancelable leases, principally for containers, chassis, other equipment and real estate, as well as other commitments are payable as follows (in thousands):

Future Payments Due:

		Operating Leases and
	Capital Lease	Other Commitments	Total
2014	$3,186	$18,665	$21,851
2015	3,186	8,539	11,725
2016	3,194	6,525	9,719
2017	3,186	5,159	8,345
2018	3,186	3,687	6,873
2019 and thereafter	8,228	7,206	15,434

	$24,166	$49,781	$73,947

Less: Imputed interest	(3,276)

Net capital lease liability	$20,890

Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $10.1 million in 2013, $8.8 million in 2012 and $9.9 million in 2011. Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. We straight-line rental expense in accordance with the FASB guidance in the Leases Topic of the Codification.

We incur rental expense for our leased containers, tractors and trailers that are included in transportation costs and totaled $10.2 million, $9.3 million, and $9.4 million for 2013, 2012 and 2011, respectively.

We incur user charges for use of a fleet of rail owned chassis, chassis under capital lease and dedicated rail owned containers on the Union Pacific and Norfolk Southern railroads which are included in transportation costs. Such charges were $69.1 million, $67.0 million and $64.0 million for 2013, 2012 and 2011, respectively. As of December 31, 2013, we have the ability to return the majority of the containers and pay for the rail owned chassis only when we are using them under these agreements. As a result, no minimum commitments related to these rail owned chassis and containers have been included in the table above.

In addition to the commitments above, in October 2013, we entered into an equipment purchase contract for the acquisition of 200 Freightliner tractors. The total purchase price of these tractors is approximately $25.4 million. As of December 31, 2013, we received 28 of these tractors. See Note 18 to the consolidated financial statements for information relating to this commitment.

During the fourth quarter of 2013 we exercised our purchase option on approximately 2,000 containers that are currently leased. The purchases totaling approximately $7.8 million will occur as the leases expire throughout 2014.

NOTE 12. Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors. The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $39.0 million and $48.2 million as of December 31, 2013 and 2012, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of December 31, 2013 and 2012. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner operator who would assume the lease. There were no material defaults during the years ended December 31, 2013 and 2012 and no potential material defaults.

We had a liability of approximately $0.7 million at December 31, 2013 and $1.0 million as of December 31, 2012, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 13. Stock-Based Compensation Plans

In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000. In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000. In 2003, we amended our 2002 Incentive Plan to add an additional 2,000,000 shares of Class A Common Stock that are reserved for issuance. In 2007, we amended our 2002 Incentive Plan to add an additional 1,000,000 shares of Class A Common Stock that are reserved for issuance. Under the 1996, 1997, 1999 and 2002 Incentive Plans, stock options, stock appreciation rights, restricted stock, restricted stock units and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. We have not granted any stock options since 2003. Restricted stock vests over a three to five year period. As of December 31, 2013, 929,623 shares were available for future grant. When stock options are exercised, either new shares are issued or shares are issued out of treasury.

Share-based compensation expense for 2013, 2012 and 2011 was $7.6 million, $6.5 million and $4.8 million or $4.6 million, $4.0 million and $3.0 million, net of taxes, respectively.

The following table summarizes the stock option activity for the year ended December 31, 2013:

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2013	16,500	$2.51	0.57	$513,004
Options exercised	(16,500)	$2.51
Options forfeited	—	$—
Outstanding at December 31, 2013	—	$—	0.0	$—
Exercisable at December 31, 2013	—	$—	0.0	$—

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $1.2 million and $1.1 million, respectively. Cash received from stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.04 million, $0.07 million and $0.1 million, respectively. The tax benefit realized for tax deductions from stock options exercised for the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $0.5 million and $0.7 million, respectively.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2013:

Non-vested restricted stock	Shares	Weighted Average Grant Date Fair Value
Non-vested January 1, 2013	686,778	$31.50
Granted	300,900	$34.64
Vested	(216,376)	$30.20
Forfeited	(9,600)	$33.03

Non-vested at December 31, 2013	761,702	$33.09

The following table summarizes the restricted stock granted during the respective years:

Restricted stock grants	2013	2012	2011
Employees	280,900	276,017	246,284
Outside directors	20,000	20,000	12,000

Total	300,900	296,017	258,284

Weighted average grant date fair value	$34.64	$32.62	$35.27
Vesting period	3-5 years	3-5 years	3-5 years

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2013, 2012 and 2011 was $7.5 million, $5.4 million and $4.7 million, respectively.

As of December 31, 2013, there was $18.1 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.84 years.

During January 2014, we granted 249,773 shares of restricted stock to certain employees and 20,000 shares of restricted stock to outside directors with a weighted average grant date fair value of $39.36. The stock vests over a three to five year period.

NOTE 14. Employee Benefit Plans

We had one profit-sharing plan and trust as of December 31, 2013, 2012 and 2011, all under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense of $1.8 million, $1.6 million and $1.5 million related to these plans in 2013, 2012, and 2011, respectively.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2013 and 2012. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan.

We incurred expense of $0.4 million, $0.3 million and $0.4 million related to the employer match for these plans in 2013, 2012 and 2011, respectively. The liabilities related to these plans as of December 31, 2013 and 2012 were $21.5 million and $18.1 million, respectively.

NOTE 15. Legal Matters

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

NOTE 16. Stock Buy Back Plans

In November 2012, our Board of Directors authorized the purchase of up to $25.0 million of our Class A Common Stock. This authorization expired December 31, 2013. We purchased 347,592 shares during the year ended December 31, 2012. We purchased 377,906 shares during the year ended December 31, 2013. We purchased 75,995 shares for $2.6 million and 55,463 shares for $1.8 million during the years ended December 31, 2013 and 2012, respectively, related to employee withholding upon vesting of restricted stock.

The following table displays the number of shares purchased during 2013 and the maximum value of shares that may yet be purchased under the plan:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Value of Shares that May Yet Be Purchased Under the Plan (in 000’s)
January 1 to March 31	26,593	$33.94	26,593	$12,888
April 1 to June 30	—	$—	—	$12,888
July 1 to September 30	—	$—	—	$12,888
October 1 to December 31	351,313	$36.69	351,313	$—

Total	377,906	$36.49	377,906	$—

This table excludes 75,995 shares we purchased for $2.6 million during the year ended December 31, 2013 related to employee withholding upon vesting of restricted stock.

NOTE 17. Selected Quarterly Financial Data (Unaudited)

The following table sets forth the selected quarterly financial data for each of the quarters in 2013 (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Year Ended December 31, 2013:
Revenue	$768,980	$836,685	$882,981	$885,252
Gross margin	87,338	95,473	93,124	95,088
Operating income	24,737	30,464	31,295	27,251
Net income	15,364	18,610	18,600	16,536
Basic earnings per share	$0.42	$0.50	$0.50	$0.45
Diluted earnings per share	$0.42	$0.50	$0.50	$0.45

The following table sets forth the selected quarterly financial data for each of the quarters in 2012 (in thousands, except per share amounts):

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Year Ended December 31, 2012:
Revenue	$739,885	$778,312	$804,888	$801,023
Gross margin	83,742	87,358	91,587	93,379
Operating income	22,511	27,850	30,351	31,648
Net income	13,662	16,952	18,495	18,844
Basic earnings per share	$0.37	$0.46	$0.50	$0.51
Diluted earnings per share	$0.37	$0.46	$0.50	$0.51

NOTE 18. Subsequent Events

In October 2013, we entered into an equipment purchase contract for the acquisition of 200 Freightliner tractors. The total purchase price of these tractors is approximately $25.4 million. In January 2014 we entered into an agreement to finance the full purchase price of the tractors using secured debt with a five year term at an interest ranging from 1.87% to 1.93%.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2013, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria), management believes our internal control over financial reporting was effective as of December 31, 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Hub Group Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hub Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Hub Group, Inc., and our report dated February 24, 2014 expressed an unqualified opinion thereon.

Ernst & Young LLP

Chicago, Illinois

February 24, 2014

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The sections entitled “Election of Directors” and “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 9, 2014 sets forth certain information with respect to our directors and Section 16 compliance and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be our executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I of this report.

Our code of ethics can be found on our website at www.hubgroup.com.

Item 11.	EXECUTIVE COMPENSATION

The section entitled “Compensation of Directors and Executive Officers” appearing in our proxy statement for our annual meeting of stockholders to be held on May 9, 2014 sets forth certain information with respect to the compensation of our management and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled “Ownership of the Capital Stock of the Company” appearing in our proxy statement for our annual meeting of stockholders to be held on May 9, 2014 sets forth certain information with respect to the ownership of our Common Stock and is incorporated herein by reference.

Equity Compensation Plan Information

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	929,623
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	929,623

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections entitled “Certain Transactions” and “Meetings and Committees of the Board” appearing in our proxy statement for the annual meeting of our stockholders to be held on May 9, 2014 set forth certain information with respect to certain business relationships and transactions between us and our directors and officers and the independence of our directors and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The section entitled “Principal Accountant Fees and Services” appearing in our proxy statement for our annual meeting of stockholders to be held on May 9, 2014 sets forth certain information with respect to certain fees we have paid to our principal accountant for services and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2013 and December 31, 2012

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2013, December 31, 2012 and December 31, 2011

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2013, December 31, 2012 and December 31, 2011

Consolidated Statements of Cash Flows - Years ended December 31, 2013, December 31, 2012 and December 31, 2011

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

Date: February 24, 2014	HUB GROUP, INC.

	By	/s/ DAVID P. YEAGER
David P. Yeager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager David P. Yeager	Chairman and Chief Executive Officer	February 24, 2014

/s/ Mark A. Yeager Mark A. Yeager	Vice Chairman, President and Chief Operating Officer	February 24, 2014

/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2014

/s/ Charles R. Reaves Charles R. Reaves	Director	February 24, 2014

/s/ Martin P. Slark Martin P. Slark	Director	February 24, 2014

/s/ Gary D. Eppen Gary D. Eppen	Director	February 24, 2014

/s/ Jonathan P. Ward Jonathan P. Ward	Director	February 24, 2014

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for uncollectible trade accounts

Year Ended December 31:	Balance at Beginning of Year	Charged to Costs & Expenses		Charged to Other Accounts (1)	Deductions (2)	Balance at End of Year
2013	$6,689,000	$662,000		$142,000	$(47,000)	$7,446,000
2012	$7,730,000	$208,000		$(623,000)	$(626,000)	$6,689,000
2011	$3,879,000	$5,314,000	(3)	$(1,294,000)	$(169,000)	$7,730,000

Deferred tax valuation allowance

Year Ended December 31:	Balance at Beginning of Year	Charged to Costs & Expenses	Balance at End of Year
2013	$122,000	$(14,000)	$108,000
2012	$108,000	$14,000	$122,000
2011	$379,000	$(271,000)	$108,000

(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries
(2)	Represents bad debt recoveries.
(3)	Includes an increase in the allowance due to the Mode Transportation, LLC business acquisition of $4.4 million.

S-1

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed July 23, 2007, File No. 000-27754)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-1, File No. 33-90210)

10.1	Amended and Restated Limited Partnership Agreement of Hub City Canada, L.P. (incorporated by reference to Exhibit 10.2 to the Registrants report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No 000-27754)

10.2	Stockholders’ Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s report on Form 10-K dated March 26, 1997 and filed March 27, 1997, File No. 000-27754)

10.3*	Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.4*	Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.5*	Description of Executive Officer cash compensation for 2014

10.6	Director compensation for 2014

10.7*	Hub Group’s 2002 Long Term Incentive Plan (as amended and restated effective May 7, 2007) (incorporated by reference from Appendix B to the Registrant’s definitive proxy statement on Schedule 14A dated and filed March 26, 2007)

10.8	Amended and Restated Credit Agreement, dated December 12, 2013, among the Registrant and Hub City Terminals, Inc., as borrowers, Comtrak Logistics, Inc. and Mode Transportation, LLC, as guarantors, and Bank of Montreal and BMO Harris Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 12, 2013 and filed December 13, 2013, File No. 000-27754)

10.9	Lease Agreement dated as of May 10, 2005, between Banc of America Leasing & Capital, LLC and Hub City Terminals, Inc., with form of Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.10	Guaranty of Corporation, dated as of May 10, 2005, made by Registrant to, and for the benefit of, Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.11	Form of Terms of Restricted Stock Award under Hub Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

14	Hub Group’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 to the Registrant’s report on Form 10-K dated March 12, 2003 and filed on March 13, 2003, File No. 000-27754)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a- 14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350

101	The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 24, 2014, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, (iv) Consolidated Statements of Stockholders’ Equity for the years ended 2013, 2012, and 2011, and (v) the Notes to the Consolidated Financial Statements.

•	Management contract or compensatory plan or arrangement.