Form 10-Q
period 2014-03-31
HUB GROUP INC
filed 2014-04-25
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-27754

HUB GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4007085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Clearwater Drive

Oak Brook, Illinois 60523

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

On April 22, 2014, the registrant had 36,776,581 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75,297	$68,964
Accounts receivable trade, net	413,426	371,528
Accounts receivable other	16,127	26,569
Prepaid taxes	319	409
Deferred taxes	7,227	5,826
Prepaid expenses and other current assets	13,334	12,738

TOTAL CURRENT ASSETS	525,730	486,034
Restricted investments	20,871	20,754
Property and equipment, net	276,743	260,400
Other intangibles, net	15,405	15,729
Goodwill, net	262,978	263,032
Other assets	2,831	1,994

TOTAL ASSETS	$1,104,558	$1,047,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$263,697	$232,350
Accounts payable other	22,589	24,957
Accrued payroll	13,971	17,000
Accrued other	37,201	42,834
Current portion of capital lease	2,433	2,413
Current portion of long-term debt	5,974	1,771

TOTAL CURRENT LIABILITIES	345,865	321,325
Long-term debt	26,509	6,475
Non-current liabilities	20,399	22,304
Non-current portion of capital lease	17,841	18,477
Deferred taxes	121,171	117,835
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2014 and 2013	—	—
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2014 and 2013; 36,778,746 shares outstanding in 2014 and 36,626,384 shares outstanding in 2013	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2014 and 2013	7	7
Additional paid-in capital	163,481	167,357
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	550,286	538,251
Accumulated other comprehensive loss	(98)	(85)
Treasury stock; at cost, 4,446,046 shares in 2014 and 4,598,408 shares in 2013	(125,857)	(128,957)

TOTAL STOCKHOLDERS’ EQUITY	572,773	561,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,104,558	$1,047,943

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND OTHER COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2014	2013
Revenue	$848,449	$768,980
Transportation costs	759,705	681,642

Gross margin	88,744	87,338
Costs and expenses:
Salaries and benefits	37,092	34,583
Agent fees and commissions	13,666	13,274
General and administrative	15,432	13,191
Depreciation and amortization	2,058	1,553

Total costs and expenses	68,248	62,601
Operating income	20,496	24,737

Other income (expense):
Interest expense	(407)	(290)
Interest and dividend income	14	29
Other, net	(205)	(11)

Total other expense	(598)	(272)
Income before provision for income taxes	19,898	24,465
Provision for income taxes	7,863	9,101

Net income	$12,035	$15,364

Other comprehensive (loss) income:
Foreign currency translation adjustments	(13)	26

Total comprehensive income	$12,022	$15,390

Basic earnings per common share	$0.33	$0.42

Diluted earnings per common share	$0.33	$0.42

Basic weighted average number of shares outstanding	36,661	36,855

Diluted weighted average number of shares outstanding	36,724	36,949

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$12,035	$15,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,779	5,096
Deferred taxes	1,991	2,669
Compensation expense related to share-based compensation plans	2,143	1,882
Gain on sale of assets	(6)	(214)
Excess tax benefits from share-based compensation	—	(3)
Changes in operating assets and liabilities:
Restricted investments	(117)	(181)
Accounts receivable, net	(31,471)	(11,893)
Prepaid taxes	86	(30)
Prepaid expenses and other current assets	(597)	2,227
Other assets	(837)	(146)
Accounts payable	29,286	16,230
Accrued expenses	1,128	(2,801)
Non-current liabilities	(1,839)	(198)

Net cash provided by operating activities	18,581	28,002

Cash flows from investing activities:
Proceeds from sale of equipment	85	734
Purchases of property and equipment	(33,035)	(9,456)

Net cash used in investing activities	(32,950)	(8,722)

Cash flows from financing activities:
Proceeds from issuance of debt	25,361	—
Repayments of long-term debt	(1,124)	—
Proceeds from stock options exercised	—	42
Stock tendered for payments of withholding taxes	(3,023)	(2,469)
Purchase of treasury stock	—	(903)
Capital lease payments	(616)	(560)
Excess tax benefits from share-based compensation	104	98

Net cash provided by (used in) financing activities	20,702	(3,792)

Effect of exchange rate changes on cash and cash equivalents	—	3

Net increase in cash and cash equivalents	6,333	15,491
Cash and cash equivalents beginning of period	68,964	70,760

Cash and cash equivalents end of period	$75,297	$86,251

Supplemental disclosures of cash paid for:
Interest	$380	$311
Income taxes	$777	$3,438

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2014 and results of operations for the three months ended March 31, 2014 and 2013.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

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

Mode has independent business owners who sell and operate the business throughout North America, as well as sales only agents. Mode also has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis, TN.

Mode markets and operates its freight transportation services, consisting of intermodal, truck brokerage and logistics, primarily through agents who enter into contractual arrangements with Mode.

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2014				Ended March 31, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$653,409	$208,906	$(13,866)	$848,449	$592,651	$187,460	$(11,131)	$768,980
Transportation costs	588,912	184,659	(13,866)	759,705	527,471	165,302	(11,131)	681,642

Gross margin	64,497	24,247	—	88,744	65,180	22,158	—	87,338
Costs and expenses:
Salaries and benefits	33,337	3,755	—	37,092	30,777	3,806	—	34,583
Agent fees and commissions	11	13,655	—	13,666	449	12,825	—	13,274
General and administrative	13,739	1,693	—	15,432	11,698	1,493	—	13,191
Depreciation and amortization	1,517	541	—	2,058	1,020	533	—	1,553

Total costs and expenses	48,604	19,644	—	68,248	43,944	18,657	—	62,601

Operating income	$15,893	$4,603	$—	$20,496	$21,236	$3,501	$—	$24,737

Capital expenditures	$32,880	$155	$—	$33,035	$8,529	$927	$—	$9,456

	As of March 31, 2014				As of December 31, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$936,513	$172,915	$(4,870)	$1,104,558	$887,848	$164,071	$(3,976)	$1,047,943
Goodwill	$233,589	$29,389	$—	$262,978	$233,643	$29,389	$—	$263,032

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended March 31, 2014				Ended March 31, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$435,432	$100,436	$(13,202)	$522,666	$428,992	$86,736	$(10,463)	$505,265
Truck brokerage	83,967	78,523	(445)	162,045	81,902	73,933	(463)	155,372
Logistics	134,010	29,947	(219)	163,738	81,757	26,791	(205)	108,343

Total revenue	$653,409	$208,906	$(13,866)	$848,449	$592,651	$187,460	$(11,131)	$768,980

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2014	2013
Net income for basic and diluted earnings per share	$12,035	$15,364

Weighted average shares outstanding—basic	36,661	36,855
Dilutive effect of stock options and restricted stock	63	94

Weighted average shares outstanding—diluted	36,724	36,949

Earnings per share—basic	$0.33	$0.42

Earnings per share—diluted	$0.33	$0.42

NOTE 4. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and long term debt approximated fair value as of March 31, 2014 and December 31, 2013.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of March 31, 2014 and December 31, 2013, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts.

Restricted investments included $20.9 million and $20.8 million as of March 31, 2014 and December 31, 2013, respectively, of mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 5. Long-Term Debt and Financing Arrangements

We have standby letters of credit that expire at various dates in 2014 and 2015. As of March 31, 2014, our letters of credit were $5.1 million.

Our unused and available borrowings under our bank revolving line of credit were $44.9 million as of March 31, 2014 and $44.8 million as of December 31, 2013. We were in compliance with our debt covenants as of March 31, 2014.

In January 2014 we entered into various Equipment Notes (“Notes”). The Notes are secured by the 200 Freightliner tractors financed in the agreement. The Notes have terms that expire between January 15, 2019 and February 28, 2019 and bear interest at rates between 1.87% and 1.93%. The Notes require monthly principal and interest payments of $0.4 million.

Our outstanding debt is as follows (in thousands):

	As of
	March 31, 2014	December 31, 2013
Equipment Notes due by February 28, 2019 with monthly principal and interest payments of $444,000 commencing on January 15, 2014; interest is paid monthly at a fixed rate between 1.87% and 1.93%	$24,676	$—
Equipment Notes due by June 19, 2018 with quarterly principal and interest payments of $480,000 commencing on August 14, 2013; interest is paid quarterly at a fixed rate between 1.9% and 2.0%	7,807	8,246

	32,483	8,246

Less current portion	(5,974)	(1,771)

Total long-term debt	$26,509	$6,475

NOTE 6. Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors. The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $36.2 million and $39.0 million as of March 31, 2014 and December 31, 2013, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of March 31, 2014 and December 31, 2013. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner-operator who would assume the lease. There were no material defaults during the quarter ended March 31, 2014 or the year ended December 31, 2013 and no potential material defaults.

We had a liability of approximately $0.6 million as of March 31, 2014 and $0.7 million as of December 31, 2013, for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 7. Commitments and Contingencies

In March 2014, we entered into an equipment purchase contract for the acquisition of 300 Freightliner tractors. The total purchase price of these tractors is approximately $39.3 million. We expect to take delivery of the equipment between July and December 2014.

During the fourth quarter of 2013 we exercised our purchase option on approximately 2,000 containers that are currently leased. The purchases totaling approximately $7.8 million will occur as the leases expire throughout 2014.

NOTE 8. Legal Matters

We are a party to litigation incident to our business, including claims for personal injury and/or property damage, bankruptcy preference claims, and claims regarding freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we defend those ourselves. We do not believe that the outcome of this litigation will have a materially adverse effect on our financial position or results of operations.

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc., now known as Hub Group Trucking, Inc. Mr. Robles drove a truck for Hub Group Trucking in California, first as an independent contractor and then as an employee. The action seeks class certification on behalf of a class comprised of present and former California-based truck drivers for Hub Group Trucking who were classified as independent contractors, from January 2009 to the present. The complaint alleges Hub Group Trucking has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code and claims that Hub Group Trucking has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver. These additional claims are only on behalf of Mr. Robles and not a proposed class. In August 2013, the court stayed proceedings in the case pending decisions by the Court of Appeals for the 9th Circuit to decide whether two similar cases should be dismissed on federal preemption grounds. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from this lawsuit.

NOTE 9. Subsequent Event

In April 2014, we entered into equipment purchase contracts for the acquisition of 4,000 53’ containers. We expect the total cost of purchasing the containers to be approximately $44 million. We expect to take delivery of the equipment between June and November 2014.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this quarterly report. Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;

•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;

•	changes in rail service conditions or adverse weather conditions;

•	further consolidation of railroads;

•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;

•	changes in rail, drayage and trucking company capacity;

•	railroads moving away from ownership of intermodal assets;

•	equipment shortages or equipment surplus;

•	changes in the cost of services from rail, drayage, truck or other vendors;

•	increases in costs for independent contractors due to regulatory, judicial and legal changes;

•	labor unrest in the rail, drayage or trucking company communities;

•	general economic and business conditions;

•	inability to successfully protect our data against cyber attacks;

•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;

•	fuel shortages or fluctuations in fuel prices;

•	increases in interest rates;

•	changes in homeland security or terrorist activity;

•	difficulties in maintaining or enhancing our information technology systems;

•	changes to or new governmental regulations;

•	significant increases to health insurance costs due to the Affordable Care Act;

•	loss of several of our largest customers and Mode agents;

•	inability to recruit and retain key personnel and Mode sales agents and IBOs;

•	inability to recruit and maintain company drivers and owner-operators;

•	changes in insurance costs and claims expense;

•	changes to current laws which will aid union organizing efforts; and

•	inability to identify, close and successfully integrate any future business combinations.

EXECUTIVE SUMMARY

Hub Group, Inc. (“we”, “us” or “our”) reports two distinct business segments, Hub and Mode. The Mode segment includes only the business we acquired on April 1, 2011. The Hub segment includes all businesses other than Mode. Hub Group (as opposed to just Hub), refers to the consolidated results for the whole company, including both the Mode and Hub segments. For the segment financial results, refer to Note 2 to the consolidated financial statements.

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

As of March 31, 2014, approximately 70% of Hub’s drayage needs were met by our subsidiary, Hub Group Trucking, Inc., which assists us in providing reliable, cost effective intermodal services to our customers. Hub Group Trucking has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Hammond (IN), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of March 31, 2014, Hub Group Trucking leased or owned 527 tractors, leased or owned 448 trailers, employed 609 drivers and contracted with 2,229 owner-operators.

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

Hub’s yield management group works with pricing and operations to enhance Hub’s customer margins. We are working on margin enhancement projects including matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, using Hub Group Trucking more, and reviewing and improving low contribution freight.

Hub’s top 50 customers represent approximately 66% of the Hub segment revenue for the quarter ended March 31, 2014. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 229 agents, consisting of 89 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 140 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 36% of the Mode segment revenue for the quarter ended March 31, 2014. We closely monitor revenue and margin for these customers. We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended March 31:

	Three Months				Three Months
	Ended March 31, 2014				Ended March 31, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$435,432	$100,436	$(13,202)	$522,666	$428,992	$86,736	$(10,463)	$505,265
Truck brokerage	83,967	78,523	(445)	162,045	81,902	73,933	(463)	155,372
Logistics	134,010	29,947	(219)	163,738	81,757	26,791	(205)	108,343

Total revenue	$653,409	$208,906	$(13,866)	$848,449	$592,651	$187,460	$(11,131)	$768,980

Revenue

Hub Group’s revenue increased 10.3% to $848.4 million in 2014 from $769.0 million in 2013.

The Hub segment revenue increased 10.3% to $653.4 million. Intermodal revenue increased 1.5 % to $435.4 million due to a 2% increase in loads. Price increased, but was offset by the impact of lower fuel. Truck brokerage revenue increased 2.5% to $84.0 million due to an 8% increase in price and mix partially offset by a 5% decline in volume. Logistics revenue increased 63.9% to $134.0 million related primarily to growth from new customers on-boarded in 2013.

Mode’s revenue increased 11.4% to $208.9 million in 2014 from $187.5 million in 2013. Mode’s intermodal, logistics and truck brokerage revenue increased 15.8%, 11.8% and 6.2%, respectively.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2014				Ended March 31, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$653,409	$208,906	$(13,866)	$848,449	$592,651	$187,460	$(11,131)	$768,980
Transportation costs	588,912	184,659	(13,866)	759,705	527,471	165,302	(11,131)	681,642

Gross margin	64,497	24,247	—	88,744	65,180	22,158	—	87,338
Costs and expenses:
Salaries and benefits	33,337	3,755	—	37,092	30,777	3,806	—	34,583
Agent fees and commissions	11	13,655	—	13,666	449	12,825	—	13,274
General and administrative	13,739	1,693	—	15,432	11,698	1,493	—	13,191
Depreciation and amortization	1,517	541	—	2,058	1,020	533	—	1,553

Total costs and expenses	48,604	19,644	—	68,248	43,944	18,657	—	62,601

Operating income	$15,893	$4,603	$—	$20,496	$21,236	$3,501	$—	$24,737

Gross Margin

Hub Group’s gross margin increased 1.6% to $88.7 million in 2014 from $87.3 million in 2013. Hub Group’s gross margin as a percentage of sales decreased to 10.5% as compared to last year’s 11.4% margin.

The Hub segment gross margin decreased 1.0% to $64.5 million. The Hub segment margin decrease of $0.7 million came from intermodal and truck brokerage, partially offset by an increase in logistics gross margin. Intermodal margin decreased due primarily to higher transportation costs related to the adverse weather. The weather related impact in intermodal was approximately $2.2 million and included a couple of percentage points of lost volume, sub optimization of the network, slower box turns, increased equipment and accessorial costs, higher fuel and accidents. Truck brokerage margin decreased due to lower volume and higher transportation costs. The logistics margin increased due primarily to new customer growth. As a percentage of revenue, the Hub segment gross margin decreased to 9.9% in 2014 from 11.0% in 2013. The biggest driver of the decrease in the gross margin percent was logistics, which decreased due to the fee structure of our new business and weather-related costs.

Mode’s gross margin increased to $24.2 million in 2014 from $22.2 million in 2013 due to growth in all three service lines. Mode’s gross margin as a percentage of revenue decreased to 11.6% in 2014 from 11.8% in 2013 due to mix.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2014	2013
Revenue	100.0%	100.0%
Transportation costs	89.5	88.6

Gross margin	10.5	11.4
Costs and expenses:
Salaries and benefits	4.4	4.5
Agent fees and commissions	1.6	1.7
General and administrative	1.9	1.8
Depreciation and amortization	0.2	0.2

Total costs and expenses	8.1	8.2
Operating income	2.4	3.2

Salaries and Benefits

Hub Group’s salaries and benefits increased to $37.1 million in 2014 from $34.6 million in 2013. As a percentage of revenue, Hub Group’s salaries and benefits as a percentage of revenue decreased to 4.4% in 2014 from 4.5% in 2013.

The Hub segment salaries and benefits increase of $2.6 million was due to increases in salaries of $1.9 million related to merit increases and higher headcount, employee benefits of $0.3 million, compensation related to restricted stock awards of $0.2 million, employee bonuses of $0.2 million, and payroll taxes of $0.1 million, partially offset by a decrease in commissions of $0.1 million.

Mode’s salaries and benefits expense remained consistent at $3.8 million in both 2014 and 2013.

Hub Group’s headcount as of March 31, 2014 was 1,342, which excludes drivers, as driver costs are included in transportation costs. As of March 31, 2014, Mode had 125 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $13.7 million in 2014 from $13.3 million in 2013. As a percentage of revenue, these expenses decreased to 1.6% in 2014 from 1.7% in 2013.

The Hub segment agent fees and commissions decrease of $0.4 million was due to a smaller Hub agent program.

The Mode segment agent fees and commissions increase of $0.8 million was due primarily due to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $15.4 million in 2014 from $13.2 million in 2013. As a percentage of revenue, these expenses increased to 1.9% in 2014 from 1.8% in 2013.

The Hub segment increase of $2.0 million was due primarily to increases in outside consultant expenses of $1.5 million and general expenses of $0.8 million which includes real estate taxes, general insurance and temporary labor. These increases were partially offset by a decrease in rent of $0.4 million.

Mode’s general and administrative expenses increased to $1.7 million in 2014 from $1.5 million in 2013. The increase was primarily due to a lower gain on the sale of equipment in 2014 as compared to 2013.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $2.1 million in 2014 from $1.6 million in 2013. This expense as a percentage of revenue remained constant at 0.2% in both 2014 and 2013.

The Hub segment increase in expense of $0.5 million was related primarily to depreciation for the new corporate headquarters.

Mode’s depreciation expense was consistent at $0.5 million for both 2014 and 2013.

Other Income (Expense)

Total other expense increased to $0.6 million in 2014 from $0.3 million in 2013 due primarily to the increased interest expense related to our tractor debt and foreign currency translation losses.

Provision for Income Taxes

The provision for income taxes decreased to $7.9 million in 2014 from $9.1 million in 2013. We provided for income taxes using an effective rate of 39.5% in 2014 and an effective rate of 37.2% in 2013. The 2014 effective tax rate was higher primarily due to income tax changes enacted by the state of New York on March 31, 2014 and to a lesser extent, the expiration of the Federal Research Credit on January 1, 2014. We expect our effective tax rate for the whole year to be 38.9%.

Net Income

Net income decreased to $12.0 million in 2014 from $15.4 million in 2013 due primarily to higher operating expenses in 2014.

Earnings Per Common Share

Basic earnings per share were $0.33 in 2014 and $0.42 in 2013. Basic earnings per share decreased due to the decrease in net income.

Diluted earnings per share were $0.33 in 2014 and $0.42 in 2013. Diluted earnings per share decreased due to the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2014, we funded operations, capital expenditures, capital leases, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, cash on hand and proceeds from the issuance of long-term debt. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the quarter ended March 31, 2014 was approximately $18.6 million, which resulted primarily from income of $12.0 million adjusted for non-cash charges of $10.9 million partially offset by the change in operating assets and liabilities of $4.3 million.

Net cash used in investing activities for the quarter ended March 31, 2014 was $33.0 million. Capital expenditures of $33.0 million related primarily to tractors of $25 million, new corporate headquarters of $5 million and the remainder for technology investments. We expect capital expenditures to be between $125 million and $140 million in 2014. Approximately $60 million is for tractors and $56 million is for containers.

The net cash provided by financing activities for the quarter ended March 31, 2014 was $20.7 million, which resulted from proceeds from the issuance of debt of $25.4 million and excess tax benefits from share-based compensation of $0.1 million, partially offset by $3.0 million of cash for stock tendered for payments of withholding taxes, $1.1 million for repayment of long-term debt and $0.6 million for capital lease payments.

We have standby letters of credit that expire at various dates in 2014. As of March 31, 2014, our letters of credit were $5.1 million.

As further discussed in Note 5 of the consolidated financial statements, during the first quarter of 2014, we incurred additional borrowings of $25.4 million, which requires monthly principal and interest payments of $0.4 million through February 2019. Our unused and available borrowings under our bank revolving line of credit were $44.9 million as of March 31, 2014 and $44.8 million as of December 31, 2013. We were in compliance with our debt covenants as of March 31, 2014.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We have no significant exposure to foreign currency exchange rate changes. No derivative financial instruments were outstanding as of March 31, 2014 and December 31, 2013. We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 5 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended March 31, 2014.

As of March 31, 2014 and December 31, 2013, other than our outstanding letters of credit, we had no outstanding obligations under our bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2014, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2014. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: April 25, 2014	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.