Form 10-Q
period 2014-06-30
HUB GROUP INC
filed 2014-07-30
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

On July 23, 2014, the registrant had 36,765,623 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,164	$68,964
Accounts receivable trade, net	417,880	371,528
Accounts receivable other	20,871	26,569
Prepaid taxes	574	409
Deferred taxes	7,432	5,826
Prepaid expenses and other current assets	14,801	12,738

TOTAL CURRENT ASSETS	534,722	486,034
Restricted investments	21,960	20,754
Property and equipment, net	286,133	260,400
Other intangibles, net	15,081	15,729
Goodwill, net	262,923	263,032
Other assets	2,595	1,994

TOTAL ASSETS	$1,123,414	$1,047,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$255,782	$232,350
Accounts payable other	23,279	24,957
Accrued payroll	15,816	17,000
Accrued other	37,739	42,834
Current portion of capital lease	2,456	2,413
Current portion long-term debt	6,712	1,771

TOTAL CURRENT LIABILITIES	341,784	321,325
Long term debt	24,360	6,475
Non-current liabilities	21,629	22,304
Non-current portion of capital lease	17,215	18,477
Deferred taxes	124,887	117,835
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2014 and 2013	—	—
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2014 and 2013; 36,764,442 shares outstanding in 2014 and 36,626,384 shares outstanding in 2013	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2014 and 2013	7	7
Additional paid-in capital	166,113	167,357
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	568,962	538,251
Accumulated other comprehensive loss	(52)	(85)
Treasury stock; at cost, 4,460,350 shares in 2014 and 4,598,408 shares in 2013	(126,445)	(128,957)

TOTAL STOCKHOLDERS’ EQUITY	593,539	561,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,123,414	$1,047,943

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$893,930	$836,685	$1,742,379	$1,605,665
Transportation costs	795,345	741,212	1,555,050	1,422,854

Gross margin	98,585	95,473	187,329	182,811
Costs and expenses:
Salaries and benefits	35,556	35,002	72,648	69,585
Agent fees and commissions	15,544	13,686	29,210	26,960
General and administrative	14,681	14,728	30,113	27,919
Depreciation and amortization	1,877	1,593	3,935	3,146

Total costs and expenses	67,658	65,009	135,906	127,610

Operating income	30,927	30,464	51,423	55,201
Other income (expense):
Interest expense	(398)	(305)	(805)	(595)
Interest and dividend income	11	15	25	44
Other, net	(25)	23	(230)	12

Total other expense	(412)	(267)	(1,010)	(539)
Income before provision for income taxes	30,515	30,197	50,413	54,662
Provision for income taxes	11,839	11,587	19,702	20,688

Net income	$18,676	$18,610	$30,711	$33,974

Other comprehensive income (loss):
Foreign currency translation adjustments	46	(59)	33	(33)

Total comprehensive income	$18,722	$18,551	$30,744	$33,941

Basic earnings per common share	$0.51	$0.50	$0.84	$0.92

Diluted earnings per common share	$0.51	$0.50	$0.84	$0.92

Basic weighted average number of shares outstanding	36,674	36,870	36,667	36,863

Diluted weighted average number of shares outstanding	36,814	36,989	36,769	36,969

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$30,711	$33,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,780	9,954
Deferred taxes	5,557	6,548
Compensation expense related to share-based compensation plans	4,191	3,757
Gain on sale of assets	(10)	(287)
Excess tax benefits from share-based compensation	—	(8)
Changes in operating assets and liabilities:
Restricted investments	(1,206)	(541)
Accounts receivable, net	(40,654)	(45,558)
Prepaid taxes	(165)	(48)
Prepaid expenses and other current assets	(2,063)	(417)
Other assets	(601)	(120)
Accounts payable	21,756	30,685
Accrued expenses	882	(3,680)
Non-current liabilities	(537)	118

Net cash provided by operating activities	31,641	34,377

Cash flows from investing activities:
Proceeds from sale of equipment	319	1,358
Purchases of property and equipment	(46,443)	(39,202)

Net cash used in investing activities	(46,124)	(37,844)

Cash flows from financing activities:
Proceeds from issuance of debt	25,361	9,120
Repayments of debt	(2,535)	—
Proceeds from stock options exercised	—	41
Stock tendered for payments of withholding taxes	(3,151)	(2,585)
Purchase of treasury stock	—	(903)
Capital lease payments	(1,219)	(1,143)
Excess tax benefits from share-based compensation	228	177

Net cash provided by financing activities	18,684	4,707

Effect of exchange rate changes on cash and cash equivalents	(1)	—

Net increase in cash and cash equivalents	4,200	1,240
Cash and cash equivalents beginning of period	68,964	70,760

Cash and cash equivalents end of period	$73,164	$72,000

Supplemental disclosures of cash paid for:
Interest	$738	$581
Income taxes	$10,769	$16,740

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2014 and results of operations for the six months ended June 30, 2014 and 2013.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended June 30, 2014				Ended June 30, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$682,049	$231,538	$(19,657)	$893,930	$644,924	$203,918	$(12,157)	$836,685
Transportation costs	611,351	203,651	(19,657)	795,345	573,498	179,871	(12,157)	741,212

Gross margin	70,698	27,887	—	98,585	71,426	24,047	—	95,473
Costs and expenses:
Salaries and benefits	32,047	3,509	—	35,556	31,208	3,794	—	35,002
Agent fees and commissions	5	15,539	—	15,544	350	13,336	—	13,686
General and administrative	12,817	1,864	—	14,681	13,338	1,390	—	14,728
Depreciation and amortization	1,538	339	—	1,877	1,061	532	—	1,593

Total costs and expenses	46,407	21,251	—	67,658	45,957	19,052	—	65,009

Operating income	$24,291	$6,636	$—	$30,927	$25,469	$4,995	$—	$30,464

Capital expenditures	$13,223	$185	$—	$13,408	$29,626	$120	$—	$29,746

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended June 30, 2014				Ended June 30, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$455,763	$113,744	$(19,037)	$550,470	$451,074	$95,215	$(11,854)	$534,435
Truck brokerage	86,407	86,537	(91)	172,853	81,193	78,910	(98)	160,005
Logistics	139,879	31,257	(529)	170,607	112,657	29,793	(205)	142,245

Total revenue	$682,049	$231,538	$(19,657)	$893,930	$644,924	$203,918	$(12,157)	$836,685

	Six Months				Six Months
	Ended June 30, 2014				Ended June 30, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,335,458	$440,444	$(33,523)	$1,742,379	$1,237,575	$391,378	$(23,288)	$1,605,665
Transportation costs	1,200,262	388,311	(33,523)	1,555,050	1,100,969	345,173	(23,288)	1,422,854

Gross margin	135,196	52,133	—	187,329	136,606	46,205	—	182,811
Costs and expenses:
Salaries and benefits	65,384	7,264	—	72,648	61,985	7,600	—	69,585
Agent fees and commissions	16	29,194	—	29,210	799	26,161	—	26,960
General and administrative	26,557	3,556	—	30,113	25,036	2,883	—	27,919
Depreciation and amortization	3,055	880	—	3,935	2,081	1,065	—	3,146

Total costs and expenses	95,012	40,894	—	135,906	89,901	37,709	—	127,610

Operating income	$40,184	$11,239	$—	$51,423	$46,705	$8,496	$—	$55,201

Capital expenditures	$46,103	$340	$—	$46,443	$38,155	$1,047	$—	$39,202

The following tables summarize our revenue by segment and business line (in thousands):

	Six Months				Six Months
	Ended June 30, 2014				Ended June 30, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$891,195	$214,180	$(32,239)	$1,073,136	$880,065	$181,951	$(22,317)	$1,039,699
Truck brokerage	170,374	165,060	(536)	334,898	163,095	152,843	(561)	315,377
Logistics	273,889	61,204	(748)	334,345	194,415	56,584	(410)	250,589

Total revenue	$1,335,458	$440,444	$(33,523)	$1,742,379	$1,237,575	$391,378	$(23,288)	$1,605,665

	As of June 30, 2014				As of December 31, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$944,017	$185,359	$(5,962)	$1,123,414	$887,848	$164,071	$(3,976)	$1,047,943
Goodwill	$233,534	$29,389	$—	$262,923	$233,643	$29,389	$—	$263,032

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2014	2013	2014	2013
Net income for basic and diluted earnings per share	$18,676	$18,610	$30,711	$33,974

Weighted average shares outstanding – basic	36,674	36,870	36,667	36,863
Dilutive effect of stock options and restricted stock	140	119	102	106

Weighted average shares outstanding – diluted	36,814	36,989	36,769	36,969

Earnings per share – basic	$0.51	$0.50	$0.84	$0.92

Earnings per share – diluted	$0.51	$0.50	$0.84	$0.92

NOTE 4. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and long term debt approximated fair value as of June 30, 2014 and December 31, 2013.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of June 30, 2014 and December 31, 2013, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts.

Restricted investments included $22.0 million and $20.8 million as of June 30, 2014 and December 31, 2013, respectively, of mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 5. Long-Term Debt and Financing Arrangements

We have standby letters of credit that expire at various dates in 2014 and 2015. As of June 30, 2014, our letters of credit were $6.1 million.

Our unused and available borrowings under our bank revolving line of credit were $43.9 million as of June 30, 2014 and $44.8 million as of December 31, 2013. We were in compliance with our debt covenants as of June 30, 2014.

In January 2014, we entered into various Equipment Notes (“Notes”). The Notes are secured by the 200 Freightliner tractors financed in the agreement. The Notes have terms that expire between January 15, 2019 and February 28, 2019 and bear interest at rates between 1.87% and 1.93%. The Notes require monthly principal and interest payments of $0.4 million.

Our outstanding debt is as follows (in thousands):

	As of
	June 30, 2014	December 31, 2013
Secured Equipment Notes due by February 28, 2019 with monthly principal and interest payments of $444,000 commencing on January 15, 2014; interest is paid monthly at a fixed rate between 1.87% and 1.93%	$23,707	$—
Secured Equipment Notes due by June 19, 2018 with quarterly principal and interest payments of $480,000 commencing on August 14, 2013; interest is paid quarterly at a fixed rate between 1.9% and 2.0%	7,365	8,246

	31,072	8,246

Less current portion	(6,712)	(1,771)

Total long-term debt	$24,360	$6,475

NOTE 6. Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors. The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $34.4 million and $39.0 million as of June 30, 2014 and December 31, 2013, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of June 30, 2014 and December 31, 2013. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner-operator who would assume the lease. There were no material defaults during the quarter ended June 30, 2014 or the year ended December 31, 2013 and no potential material defaults.

We had a liability of approximately $0.5 million as of June 30, 2014 and $0.7 million as of December 31, 2013, for the guarantees representing the fair value of the guarantees based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 7. Commitments and Contingencies

During the fourth quarter of 2013, we exercised our purchase option on approximately 2,000 containers that are currently leased. The purchases totaling approximately $7.8 million will occur as the leases expire throughout 2014. As of June 30, 2014, we have purchased approximately 1,750 containers with the remaining 250 containers, for approximately $0.9 million, to be purchased in the second half of the year.

In March 2014, we entered into an equipment purchase contract for the acquisition of 300 Freightliner tractors. The total purchase price of these tractors is approximately $39.3 million. We expect to take delivery of the equipment between July and December 2014.

In April 2014, we entered into equipment purchase contracts for the acquisition of up to 4,000 containers. We have decided to acquire 3,500 new 53’ containers at a total cost of $38.3 million. We expect to take delivery of the equipment between June and November 2014. As of June 30, 2014, we have received 418 containers.

We intend to finance the purchase of the new containers and tractors with secured fixed rate debt.

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

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc., now known as Hub Group Trucking, Inc. Mr. Robles drove a truck for Hub Group Trucking in California, first as an independent contractor and then as an employee. The action seeks class certification on behalf of a class comprised of present and former California-based truck drivers for Hub Group Trucking who were classified as independent contractors, from January 2009 to the present. The complaint alleges Hub Group Trucking has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code and claims that Hub Group Trucking has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver. These additional claims are only on behalf of Mr. Robles and not a proposed class. In August 2013, the district court stayed proceedings in the case pending decisions by the Court of Appeals for the 9th Circuit to decide whether the claims in two cases raising some similar claims should be dismissed on federal preemption grounds. In July 2014, the Court of Appeals ruled that the claims in those cases were not preempted. The parties have notified the district court of the 9th Circuit’s decisions and the case will now proceed. We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from this lawsuit.

NOTE 9. New Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). This Standard provides guidance on how to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public organizations, the guidance in the Update is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The update provides two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. Early application is not permitted. We plan to adopt this standard January 1, 2017, as required. We are currently evaluating the effect this update will have on our consolidated financial statements.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update to Topic 360 – Property, Plant and Equipment and Topic 205 – Presentation of Financial Statements: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in the update change the requirements for reporting discontinued operations in Subtopic 25-20. The guidance is effective for annual reporting periods beginning after December 15, 2014, including interim reporting periods within that reporting period and is to be applied prospectively. We plan to adopt this standard January 1, 2015, as required. We do not expect this new guidance to have a significant impact on our consolidated financial statements.

HUB GROUP, INC.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. We assume no liability to update any such forward-looking statements contained in this quarterly report. Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;

•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;

•	changes in rail service conditions or adverse weather conditions;

•	further consolidation of railroads;

•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;

•	changes in rail, drayage and trucking company capacity;

•	railroads moving away from ownership of intermodal assets;

•	equipment shortages or equipment surplus;

•	changes in the cost of services from rail, drayage, truck or other vendors;

•	increases in costs for independent contractors due to regulatory, judicial and legal changes;

•	labor unrest in the rail, port, drayage or trucking company communities;

•	general economic and business conditions;

•	inability to successfully protect our data against cyber attacks;

•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;

•	fuel shortages or fluctuations in fuel prices;

•	increases in interest rates;

•	changes in homeland security or terrorist activity;

•	difficulties in maintaining or enhancing our information technology systems;

•	changes to or new governmental regulations or duties on imported equipment;

•	significant increases to health insurance costs due to the Affordable Care Act;

•	loss of several of our largest customers and Mode agents;

•	inability to recruit and retain key personnel and Mode sales agents and IBOs;

•	inability to recruit and maintain company drivers and owner-operators;

•	changes in insurance costs and claims expense;

•	changes to current laws which will aid union organizing efforts or change the classification of owner-operators; and

•	inability to identify, close and successfully integrate any future business combinations.

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

As of June 30, 2014, approximately 72% of Hub’s drayage needs were met by our subsidiary, Hub Group Trucking, Inc., which assists us in providing reliable, cost effective intermodal services to our customers. Hub Group Trucking has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Hammond (IN), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of June 30, 2014, Hub Group Trucking leased or owned 529 tractors, leased or owned 448 trailers, employed 697 drivers and contracted with 2,217 owner-operators.

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

Hub’s yield management group works with pricing and operations to enhance Hub’s customer margins. We are working on margin enhancement projects including matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, using Hub Group Trucking more, and eliminating or improving low contribution freight.

Hub’s top 50 customers represent approximately 65% of the Hub segment revenue for the six months ended June 30, 2014. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 235 agents, consisting of 96 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 139 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 36% of the Mode segment revenue for the six months ended June 30, 2014. We closely monitor revenue and margin for these customers. We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended June 30:

	Three Months				Three Months
	Ended June 30, 2014				Ended June 30, 2013
			Inter-				Inter-
			Segment	Hub Group			Segment	Hub Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$455,763	$113,744	$(19,037)	$550,470	$451,074	$95,215	$(11,854)	$534,435
Truck brokerage	86,407	86,537	(91)	172,853	81,193	78,910	(98)	160,005
Logistics	139,879	31,257	(529)	170,607	112,657	29,793	(205)	142,245

Total revenue	$682,049	$231,538	$(19,657)	$893,930	$644,924	$203,918	$(12,157)	$836,685

Revenue

Hub Group’s revenue increased 6.8% to $893.9 million in 2014 from $836.7 million in 2013.

The Hub segment revenue increased 5.8% to $682.0 million. Hub intermodal revenue increased 1.0% to $455.8 million. Volume was flat and price was up slightly. Hub truck brokerage revenue increased 6.4% to $86.4 million due to a 16% increase for price, fuel and mix combined, partially offset by a 10% decline in volume. Length of haul increased 8%. Hub logistics revenue increased 24.2% to $139.9 million due mostly to growth from customers that we onboarded last year.

Mode’s revenue increased 13.5% to $231.5 million in 2014 from $203.9 million in 2013. Mode’s intermodal revenue increased 19.5%, brokerage revenue increased 9.7% and logistics revenue increased 4.9%.

Gross Margin

Hub Group’s gross margin increased 3.3% to $98.6 million in 2014 from $95.5 million in 2013.

The Hub segment gross margin decreased 1.0% to $70.7 million. Intermodal margin was down because of unfavorable timing of cost increases and worse equipment utilization due to rail service issues, partially offset by a modest increase in price. Truck brokerage gross margin increased because of customer price increases and more value added services. Logistics margin increased due to growth with customers we onboarded last year. Hub’s gross margin as a percentage of revenue decreased to 10.4% as compared to last year’s 11.1% gross margin. The primary reason for the decline was due to intermodal because of a change in the mix of business and unfavorable timing of cost increases.

Mode’s gross margin increased 16.0% to $27.9 million in 2014 from $24.0 million in 2013 due to growth in all three service lines with the largest growth coming from intermodal. Mode’s gross margin as a percentage of revenue increased to 12.0% in 2014 from 11.8% in 2013.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	June 30,
	2014	2013
Revenue	100.0%	100.0%
Transportation costs	89.0	88.6

Gross margin	11.0	11.4
Costs and expenses:
Salaries and benefits	4.0	4.2
Agent fees and commissions	1.7	1.6
General and administrative	1.6	1.8
Depreciation and amortization	0.2	0.2

Total costs and expenses	7.5	7.8
Operating income	3.5	3.6

Salaries and Benefits

As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.0% in 2014 from 4.2% in 2013. Hub Group’s salaries and benefits increased to $35.6 million in 2014 from $35.0 million in 2013. This increase was due to increased salaries of $1.0 million due to higher headcount and merit increases, compensation related to restricted stock of $0.2 million, payroll taxes of $0.1 million and employee benefits of $0.1 million, partially offset by decreases in bonus expense of $0.7 million and commissions of $0.1 million.

The Hub segment increase of $0.8 million to $32.0 million in 2014 from $31.2 million in 2013 was due to increases in salaries of $1.1 million due to higher headcount and merit increases and payroll taxes of $0.1 million, partially offset by a decrease in bonus expense of $0.4 million.

Mode’s decrease of $0.3 million to $3.5 million in 2014 from $3.8 million in 2013 was due primarily to decreases in bonus expense of $0.2 million and salaries of $0.1 million.

Hub Group’s headcount as of June 30, 2014 was 1,481, which excludes drivers, as driver costs are included in transportation costs. As of June 30, 2014, Mode had 124 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $15.5 million in 2014 from $13.7 million in 2013. These expenses as a percentage of revenue increased to 1.7% in 2014 from 1.6% in 2013.

The Hub segment agent fees and commissions decrease of $0.3 million was due to a declining Hub agent program.

The Mode segment agent fees and commissions increased to $15.5 million in 2014 from $13.3 million in 2013. The increase of $2.2 million was due to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses remained consistent at $14.7 million in both 2014 and 2013. As a percentage of revenue, these expenses decreased to 1.6% in 2014 from 1.8% in 2013.

The Hub segment decrease of $0.5 million was due primarily to decreases in rent expense of $0.6 million, bad debt expense of $0.2 million and outside consultant expenses of $0.1 million. These decreases were partially offset by increases in travel and entertainment expense of $0.2 million and outside sales commissions of $0.2 million.

Mode’s general and administrative expenses increased to $1.9 million in 2014 from $1.4 million in 2013. The increase in expenses was primarily due to a decrease in gain on sale of fixed assets in 2014 of $0.2 million, an increase in bad debt expense of $0.2 million and an increase in repairs and maintenance of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $1.9 million in 2014 from $1.6 million in 2013. This expense as a percentage of revenue remained constant at 0.2% in both 2014 and 2013.

The Hub segment’s depreciation expense increase of $0.5 million was related primarily to depreciation for the new corporate headquarters.

Mode’s depreciation expense was $0.3 million for 2014 as compared to $0.5 million in 2013. The decrease in expense was primarily related to less depreciation related to computer software.

Other Income (Expense)

Total other expense increased to $0.4 million in 2014 from $0.3 million in 2013 due primarily to the increased interest expense related to our tractor debt.

Provision for Income Taxes

The provision for income taxes increased to $11.8 million in 2014 from $11.6 million in 2013. Our effective rate was 38.8% in 2014 and 38.4% in 2013. The 2014 effective tax rate was higher primarily due to the cumulative effect of income tax changes among the states and a change enacted by the state of Rhode Island on June 16, 2014. We expect our effective tax rate for the whole year to be 38.9%.

Net Income

Net income increased to $18.7 million in 2014 from $18.6 million in 2013 due primarily to higher gross margin.

Earnings Per Common Share

Basic earnings per share were $0.51 in 2014 and $0.50 in 2013. Basic earnings per share increased primarily due to the increase in gross margin.

Diluted earnings per share were $0.51 in 2014 and $0.50 in 2013. Diluted earnings per share increased primarily due to the increase in gross margin.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table summarizes our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2014				Ended June 30, 2013
			Inter-				Inter-
			Segment	Hub Group			Segment	Hub Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$891,195	$214,180	$(32,239)	$1,073,136	$880,065	$181,951	$(22,317)	$1,039,699
Truck brokerage	170,374	165,060	(536)	334,898	163,095	152,843	(561)	315,377
Logistics	273,889	61,204	(748)	334,345	194,415	56,584	(410)	250,589

Total revenue	$1,335,458	$440,444	$(33,523)	$1,742,379	$1,237,575	$391,378	$(23,288)	$1,605,665

Revenue

Hub Group’s revenue increased 8.5% to $1.7 billion in 2014 from $1.6 billion in 2013.

The Hub segment revenue increased 7.9% to $1.3 billion. Hub intermodal revenue increased 1.3% to $891.2 million due to a 0.6% increase in loads and an increase for price and mix partially offset by lower fuel. Hub truck brokerage revenue increased 4.5% to $170.4 million due to an increase for price, mix and fuel combined of 12.1%, partially offset by a 7.6% decrease in volume. Hub logistics revenue increased 40.9% to $273.9 million related primarily to new customers onboarded last year.

Mode’s revenue increased 12.5% to $440.4 million in 2014 from $391.4 million in 2013. Mode’s intermodal revenue increased 17.7%, truck brokerage revenue increased 8.0% and logistics revenue increased 8.2%.

Gross Margin

Hub Group’s gross margin increased 2.5% to $187.3 million in 2014 from $182.8 million in 2013.

The Hub segment gross margin decreased 1.0% to $135.2 million. Hub’s $1.4 million gross margin decrease came from intermodal partially offset by an increase in logistics and truck brokerage gross margin. The first quarter weather related impact in intermodal was approximately $2.2 million and included a couple of percentage points of lost volume, sub optimization of the network, slower box turns, increased equipment and accessorial costs, higher fuel and accidents. In addition, second quarter intermodal margin was down because of unfavorable timing of cost increases and worse equipment utilization due to rail service issues, partially offset by a modest increase in price. Truck brokerage gross margin increased because of customer price increases and more value added services. Logistics margin increased due primarily to growth with customers we onboarded last year. As a percentage of Hub segment revenue, gross margin decreased to 10.1% in 2014 from 11.0% in 2013. The primary reason for the decline was due to intermodal because of a change in the mix of business, unfavorable timing of cost increases and weather related costs.

Mode’s gross margin increased 12.8% to $52.1 million in 2014 from $46.2 million in 2013 due to an increase in all three service lines with the largest increases coming from truck brokerage and intermodal. Mode’s gross margin as a percentage of revenue remained consistent at 11.8% in both 2014 and 2013.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended
	June 30,
	2014	2013
Revenue	100.0%	100.0%
Transportation costs	89.2	88.6

Gross margin	10.8	11.4
Costs and expenses:
Salaries and benefits	4.2	4.3
Agent fees and commissions	1.7	1.7
General and administrative	1.7	1.8
Depreciation and amortization	0.2	0.2

Total costs and expenses	7.8	8.0
Operating income	3.0	3.4

Salaries and Benefits

Hub Group’s salaries and benefits increased to $72.6 million in 2014 from $69.6 million in 2013. As a percentage of revenue, salaries and benefits decreased to 4.2% in 2014 from 4.3% in 2013.

The Hub segment increase of $3.4 million to $65.4 million in 2014 from $62.0 million in 2013 was due primarily to increases in salaries of $3.0 million due to higher headcount and merit increases, employee benefits of $0.4 million, compensation related to restricted stock of $0.3 million and payroll taxes of $0.2 million, partially offset by a decrease in bonus expense of $0.3 million and commissions of $0.2 million.

Mode’s salaries and benefits expense decreased to $7.3 million in 2014 from $7.6 million in 2013. The decrease was due primarily to a decrease in bonus expense of $0.4 million, partially offset by an increase in compensation related to restricted stock of $0.1 million.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $29.2 million in 2014 from $27.0 million in 2013. As a percentage of revenue, these expenses remained consistent at 1.7% in both 2014 and 2013.

The Hub segment agent fees and commissions decrease of $0.8 million was due to a declining Hub agent program.

The Mode segment agent fees and commissions increased to $29.2 million in 2014 from $26.2 million in 2013. The increase of $3.0 million was due to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $30.1 million in 2014 from $27.9 million in 2013. As a percentage of revenue, these expenses decreased to 1.7% in 2014 from 1.8% in 2013.

The Hub segment increase to $26.6 million in 2014 from $25.0 million in 2013 was due primarily to increases in outside consultant expenses of $1.4 million, travel and entertainment expenses of $0.3 million, outside sales commissions of $0.3 million, temporary labor expense of $0.2 million, office expense of $0.2 million, repairs and maintenance of $0.2 million, general insurance of $0.1 million and equipment leases of $0.1 million. These increases were partially offset by decreases in rent of $1.0 million and bad debt expense of $0.3 million.

Mode’s general and administrative expenses increased to $3.6 million in 2014 from $2.9 million in 2013. The increase was primarily due to a lower gain on the sale of equipment in 2014 as compared to 2013 of $0.4 million, higher bad debt expense of $0.2 million and higher repairs and maintenance expense of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $3.9 million in 2014 from $3.1 million in 2013. This expense as a percentage of revenue remained constant at 0.2% in both 2014 and 2013.

The Hub segment’s depreciation expense increased to $3.1 million in 2014 from $2.1 million in 2013. This increase of $1.0 million was related primarily to depreciation for the new corporate headquarters.

Mode’s depreciation expense was $0.9 million for 2014 as compared to $1.1 million in 2013. The decrease in expense was primarily related to less depreciation related to computer software.

Other Income (Expense)

Total other expense increased to $1.0 million in 2014 from $0.5 million in 2013 due primarily to the increased interest expense related to our tractor debt and foreign currency translation losses.

Provision for Income Taxes

The provision for income taxes decreased to $19.7 million in 2014 from $20.7 million in 2013. Our effective rate was 39.1% in 2014 and 37.8% in 2013. The 2014 effective tax rate was higher primarily due to income tax changes enacted by the state of New York on March 31, 2014 and to a lesser extent, the expiration of the Federal Research Credit on January 1, 2014. We expect our effective tax rate for the whole year to be 38.9%.

Net Income

Net income decreased to $30.7 million in 2014 from $34.0 million in 2013 due primarily to higher costs and expenses.

Earnings Per Common Share

Basic earnings per share decreased to $0.84 in 2014 from $0.92 in 2013. Basic earnings per share decreased primarily due to the decrease in net income.

Diluted earnings per share decreased to $0.84 in 2014 from $0.92 in 2013. Diluted earnings per share decreased primarily due to the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2014, we funded operations, capital expenditures, capital leases, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, cash on hand and proceeds from the issuance of long-term debt. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement and from other sources will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the six months ended June 30, 2014 was approximately $31.6 million, which resulted primarily from income of $30.7 million and adjustments for non-cash charges of $23.5 million partially offset by the change in operating assets and liabilities of $22.6 million.

Net cash used in investing activities for the six months ended June 30, 2014 was $46.1 million, which included proceeds from the sale of equipment of $0.3 million and capital expenditures of $46.4 million. Capital expenditures consisted primarily of tractors of $24.5 million, containers of $8.7 million, new corporate headquarters of $7.4 million and the remainder for technology investments. We expect capital expenditures to be between $131 million and $141 million in 2014.

Net cash provided by financing activities for the six months ended June 30, 2014 was $18.7 million, which resulted from proceeds from the issuance of debt of $25.4 million and excess tax benefits from share-based compensation of $0.2 million, partially offset by $3.2 million of cash for stock tendered for payments of withholding taxes, $2.5 million for repayment of debt and $1.2 million for capital lease payments.

We have standby letters of credit that expire at various dates in 2014. As of June 30, 2014, our letters of credit were $6.1 million.

As further discussed in Note 5 of the consolidated financial statements, in January 2014, we incurred additional borrowings of $25.4 million, which require monthly principal and interest payments of $0.4 million through February 2019. Our unused and available borrowings under our bank revolving line of credit were $43.9 million as of June 30, 2014 and $44.8 million as of December 31, 2013. We were in compliance with our debt covenants as of June  30, 2014.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We have no significant exposure to foreign currency exchange rate changes. No derivative financial instruments were outstanding as of June 30, 2014 and December 31, 2013. We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 5 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the six months ended June 30, 2014.

As of June 30, 2014 and December 31, 2013, other than our outstanding letters of credit, we had no outstanding obligations under our bank line of credit arrangement.

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2014, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2014. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. LEGAL PROCEEDINGS

See Note 8 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 6. EXHIBITS

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: July 30, 2014	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amended and Restated Stockholders’ Agreement, dated as of April 22, 2014.

10.2	Class B Common Stock Issuance Agreement, dated as of April 22, 2014.

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.