Form 10-Q
period 2014-09-30
HUB GROUP INC
filed 2014-10-31
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

On October 27, 2014, the registrant had 36,750,359 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,827	$68,964
Accounts receivable trade, net	426,627	371,528
Accounts receivable other	20,572	26,569
Prepaid taxes	6,203	409
Deferred taxes	5,100	5,826
Prepaid expenses and other current assets	19,842	12,738

TOTAL CURRENT ASSETS	571,171	486,034
Restricted investments	21,629	20,754
Property and equipment, net	315,151	260,400
Other intangibles, net	14,758	15,729
Goodwill, net	262,868	263,032
Other assets	3,566	1,994

TOTAL ASSETS	$1,189,143	$1,047,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$272,250	$232,350
Accounts payable other	23,336	24,957
Accrued payroll	17,477	17,000
Accrued other	56,449	42,834
Current portion of capital lease	2,679	2,413
Current portion of long term debt	11,559	1,771

TOTAL CURRENT LIABILITIES	383,750	321,325
Long term debt	41,757	6,475
Non-current liabilities	21,793	22,304
Long term portion of capital lease	16,579	18,477
Deferred taxes	125,002	117,835
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2014 and 2013	—	—
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2014 and 2013; 36,750,359 shares outstanding in 2014 and 36,626,384 shares outstanding in 2013	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2014 and 2013	7	7
Additional paid-in capital	168,941	167,357
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	573,453	538,251
Accumulated other comprehensive loss	(38)	(85)
Treasury stock; at cost 4,474,433 shares in 2014 and 4,598,408 shares in 2013	(127,055)	(128,957)

TOTAL STOCKHOLDERS’ EQUITY	600,262	561,527

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,189,143	$1,047,943

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Revenue	$913,386	$882,981	$2,655,765	$2,488,646
Transportation costs	820,190	789,857	2,375,240	2,212,711

Gross margin	93,196	93,124	280,525	275,935
Costs and expenses:
Salaries and benefits	30,868	31,888	103,516	101,473
Agent fees and commissions	16,592	14,557	45,802	41,517
General and administrative	13,868	13,757	43,981	41,676
Depreciation and amortization	1,967	1,627	5,902	4,773
Driver settlements and related costs	10,343	—	10,343	—
Impairment of software	11,881	—	11,881	—

Total costs and expenses	85,519	61,829	221,425	189,439
Operating income	7,677	31,295	59,100	86,496

Other income (expense):
Interest expense	(361)	(323)	(1,166)	(918)
Interest and dividend income	(4)	25	21	69
Other, net	39	(35)	(191)	(23)

Total other expense	(326)	(333)	(1,336)	(872)
Income before provision for income taxes	7,351	30,962	57,764	85,624
Provision for income taxes	2,860	12,362	22,562	33,050

Net income	$4,491	$18,600	$35,202	$52,574

Other comprehensive income (loss):
Foreign currency translation adjustments	14	(74)	47	(107)

Total comprehensive income	$4,505	$18,526	$35,249	$52,467

Basic earnings per common share	$0.12	$0.50	$0.96	$1.43

Diluted earnings per common share	$0.12	$0.50	$0.96	$1.42

Basic weighted average number of shares outstanding	36,676	36,873	36,670	36,866

Diluted weighted average number of shares outstanding	36,858	37,050	36,799	36,996

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$35,202	$52,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,165	15,479
Impairment of software	11,881	—
Deferred taxes	8,288	10,945
Compensation expense related to share-based compensation plans	6,238	5,638
Gain on sale of assets	(20)	(345)
Excess tax benefits from share-based compensation	0	(11)
Changes in operating assets and liabilities:
Restricted investments	(875)	(1,924)
Accounts receivable, net	(49,102)	(57,439)
Prepaid taxes	(5,794)	(504)
Prepaid expenses and other current assets	(7,104)	156
Other assets	(1,572)	(803)
Accounts payable	38,281	55,641
Accrued expenses	2,581	1,330
Non-current liabilities	(534)	1,164

Net cash provided by operating activities	58,635	81,901

Cash flows from investing activities:
Proceeds from sale of equipment	420	1,788
Purchases of property and equipment	(75,881)	(66,079)

Net cash used in investing activities	(75,461)	(64,291)

Cash flows from financing activities:
Proceeds from issuance of debt	49,268	9,120
Repayments of long term debt	(4,198)	(436)
Proceeds from stock options exercised	—	42
Stock tendered for payments of withholding taxes	(3,184)	(2,621)
Purchase of treasury stock	—	(903)
Capital lease payments	(1,632)	(1,733)
Excess tax benefits from share-based compensation	434	310

Net cash provided by financing activities	40,688	3,779

Effect of exchange rate changes on cash and cash equivalents	1	1

Net increase in cash and cash equivalents	23,863	21,390
Cash and cash equivalents beginning of period	68,964	70,760

Cash and cash equivalents end of period	$92,827	$92,150

Supplemental disclosures of cash paid for:
Interest	$1,036	$887
Income taxes	$20,069	$24,372

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2014 and results of operations for the three months and nine months ended September 30, 2014 and 2013.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended September 30, 2014				Ended September 30, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$691,835	$245,421	$(23,870)	$913,386	$678,573	$217,424	$(13,016)	$882,981
Transportation costs	627,752	216,308	(23,870)	820,190	611,344	191,529	(13,016)	789,857

Gross margin	64,083	29,113	—	93,196	67,229	25,895	—	93,124
Costs and expenses:
Salaries and benefits	27,428	3,440	—	30,868	28,274	3,614	—	31,888
Agent fees and commissions	15	16,577	—	16,592	425	14,132	—	14,557
General and administrative	12,144	1,724	—	13,868	12,065	1,692	—	13,757
Depreciation and amortization	1,627	340	—	1,967	1,088	539	—	1,627
Driver settlements and related costs	10,343	—	—	10,343	—	—	—	—
Impairment of software	11,881	—	—	11,881	—	—	—	—

Total costs and expenses	63,438	22,081	—	85,519	41,852	19,977	—	61,829

Operating income	$645	$7,032	$—	$7,677	$25,377	$5,918	$—	$31,295

Capital expenditures	$29,287	$151	$—	$29,438	$26,834	$43	$—	$26,877

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended September 30, 2014				Ended September 30, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$460,935	$123,438	$(22,626)	$561,747	$470,196	$102,105	$(11,962)	$560,339
Truck brokerage	84,208	87,420	(181)	171,447	84,417	81,708	(549)	165,576
Logistics	146,692	34,563	(1,063)	180,192	123,960	33,611	(505)	157,066

Total revenue	$691,835	$245,421	$(23,870)	$913,386	$678,573	$217,424	$(13,016)	$882,981

	Nine Months				Nine Months
	Ended September 30, 2014				Ended September 30, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,027,293	$685,865	$(57,393)	$2,655,765	$1,916,149	$608,802	$(36,305)	$2,488,646
Transportation costs	1,828,014	604,619	(57,393)	2,375,240	1,712,314	536,702	(36,305)	2,212,711

Gross margin	199,279	81,246	—	280,525	203,835	72,100	—	275,935
Costs and expenses:
Salaries and benefits	92,812	10,704	—	103,516	90,259	11,214	—	101,473
Agent fees and commissions	31	45,771	—	45,802	1,223	40,294	—	41,517
General and administrative	38,701	5,280	—	43,981	37,101	4,575	—	41,676
Depreciation and amortization	4,682	1,220	—	5,902	3,169	1,604	—	4,773
Driver settlements and related costs	10,343	—	—	10,343	—	—	—	—
Impairment of software	11,881	—	—	11,881	—	—	—	—

Total costs and expenses	158,450	62,975	—	221,425	131,752	57,687	—	189,439

Operating income	$40,829	$18,271	$—	$59,100	$72,083	$14,413	$—	$86,496

Capital expenditures	$75,390	$491	$—	$75,881	$64,989	$1,090	$—	$66,079

The following tables summarize our revenue by segment and business line (in thousands):

	Nine Months				Nine Months
	Ended September 30, 2014				Ended September 30, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,352,130	$337,618	$(54,865)	$1,634,883	$1,350,262	$284,056	$(34,280)	$1,600,038
Truck brokerage	254,582	252,480	(717)	506,345	247,512	234,551	(1,110)	480,953
Logistics	420,581	95,767	(1,811)	514,537	318,375	90,195	(915)	407,655

Total revenue	$2,027,293	$685,865	$(57,393)	$2,655,765	$1,916,149	$608,802	$(36,305)	$2,488,646

	As of September 30, 2014				As of December 31, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,005,670	$191,221	$(7,748)	$1,189,143	$887,848	$164,071	$(3,976)	$1,047,943
Goodwill	$233,479	$29,389	$—	$262,868	$233,643	$29,389	$—	$263,032

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2014	2013	2014	2013
Net income for basic and diluted earnings per share	$4,491	$18,600	$35,202	$52,574

Weighted average shares outstanding – basic	36,676	36,873	36,670	36,866
Dilutive effect of stock options and restricted stock	182	177	129	130

Weighted average shares outstanding – diluted	36,858	37,050	36,799	36,996

Earnings per share – basic	$0.12	$0.50	$0.96	$1.43

Earnings per share – diluted	$0.12	$0.50	$0.96	$1.42

NOTE 4. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and long term debt materially approximated fair value as of September 30, 2014 and December 31, 2013.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of September 30, 2014 and December 31, 2013, our cash is with high quality financial institutions in DDAs (Demand Deposit Accounts).

Restricted investments included $21.6 million and $20.8 million as of September 30, 2014 and December 31, 2013, respectively, of mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 5. Long-Term Debt and Financing Arrangements

We have standby letters of credit that expire at various dates in 2014 and 2015. As of September 30, 2014, our letters of credit were $6.1 million.

Our unused and available borrowings under our bank revolving line of credit were $43.9 million as of September 30, 2014 and $44.8 million as of December 31, 2013. We were in compliance with our debt covenants as of September 30, 2014.

In 2014 we entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding debt is as follows (in thousands):

	As of
	September 30, 2014	December 31, 2013
Secured Equipment Notes due in September 2019 with monthly principal and interest payments of $329,718 commencing in September 2014; interest is paid monthly at a fixed annual rate of 2.15%	$18,739	$—
Secured Equipment Notes due in September 2019 with monthly principal and interest payments of $90,939 commencing in September 2014; interest is paid monthly at a fixed annual rate of 2.15%	5,168	—
Secured Equipment Notes due in February 2019 with monthly principal and interest payments of $444,000 commencing in January 2014; interest is paid monthly at a fixed annual rate between 1.87% and 1.93%	22,488	—
Secured Equipment Notes due in June 2018 with quarterly principal and interest payments of $480,000 commencing in August 2013; interest is paid quarterly at a fixed annual rate between 1.9% and 2.0%	6,921	8,246

	53,316	8,246

Less current portion	(11,559)	(1,771)

Total long-term debt	$41,757	$6,475

NOTE 6. Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain company driver and owner-operators’ lease payments for tractors. The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $30.4 million and $39.0 million as of September 30, 2014 and December 31, 2013, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of September 30, 2014 and December 31, 2013. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner-operator who would assume the lease. There were no material defaults during the periods ended September 30, 2014 and December 31, 2013 and no potential material defaults.

We had a liability of approximately $0.4 million as of September 30, 2014 and $0.7 million as of December 31, 2013, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 7. Commitments and Contingencies

During the fourth quarter of 2013, we exercised our purchase option on approximately 2,000 containers that are currently leased. The purchases totaling approximately $7.8 million will occur as the leases expire throughout 2014. As of September 30, 2014, we have purchased approximately 1,925 containers with the remaining 75 containers to be purchased in the fourth quarter for approximately $0.3 million.

In March 2014, we entered into an equipment purchase contract for the acquisition of 300 Freightliner tractors. The total purchase price of these tractors is approximately $39.3 million. As of October 16, 2014, we have received approximately 216 tractors. We expect to take delivery of the remaining units by the end of the year.

In April 2014, we entered into equipment purchase contracts for the acquisition of up to 4,000 containers. We have decided to acquire 3,500 new 53’ containers at a total cost of $38.3 million. As of October 16, 2014, we have received approximately 2,694 containers. We expect to take delivery of the remaining units by the end of the year.

We intend to finance the purchase of the remaining new containers and tractors with secured fixed rate debt.

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

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc., now known as Hub Group Trucking, Inc. Mr. Robles drove a truck for Hub Group Trucking in California, first as an independent contractor and then as an employee. The action seeks class certification on behalf of a class comprised of present and former California-based truck drivers for Hub Group Trucking who were classified as independent contractors, from January 2009 to the present. The complaint alleges Hub Group Trucking has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code and claims that Hub Group Trucking has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver. These additional claims are only on behalf of Mr. Robles and not a putative class. In August 2013, the district court stayed proceedings in the case pending decisions by the Court of Appeals for the 9th Circuit to decide whether the claims in two cases raising some similar claims should be dismissed on federal preemption grounds. In July 2014, the Court of Appeals ruled that the claims in those cases were not preempted. The case is now proceeding. As previously reported in our 8-K filed on September 9, 2014, a second complaint alleging substantially similar claims was filed by Carlos Barillas against Hub Group Trucking in the Superior Court of the State of California for the County of San Bernardino on July 24, 2014.

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times. Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, we decided to make settlement offers to individual drivers with respect to the claims alleged in the Robles and Barillas lawsuits, without admitting liability. To date, 92% of the drivers have accepted the settlement offers. In the third quarter of 2014, the Hub segment recorded a charge of $10.3 million. This charge includes $9.3 million for payments made to drivers who have accepted the settlement offer and $1.0 million of related legal, communication and implementation costs. This charge is included in Driver settlements and related costs in the Unaudited Consolidated Statements of Income and Comprehensive Income.

On September 12, 2014, a complaint was filed in the U.S. District Court for the Northern District of Illinois (Eastern Division) by Christian Lubinski against Hub Group Trucking. The action seeks class certification on behalf of a class comprised of present and former owner-operators providing delivery services in Illinois for Hub Group Trucking. The complaint alleges Hub Group Trucking has misclassified such drivers as independent contractors and that such drivers are employees. The complaint alleges that Hub Group Trucking has made illegal deductions from the drivers’ pay and has failed to properly compensate the drivers for all hours worked, reimburse business expenses, pay employment taxes, and provide workers’ compensation and other employment benefits. The complaint asserts various violations of the Illinois Wage Payment and Collections Act and claims that Hub Group Trucking has been unjustly enriched. The complaint seeks, among other things, monetary damages for the relevant statutory period and attorneys’ fees.

We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the remaining unresolved claims in the Robles, Barillas and Lubinski lawsuits.

NOTE 9. Impairment of Software

In the third quarter, the Hub segment recorded a full write-off of $11.9 million related to software development costs as a result of our decision to terminate a long-term technology project. Upon deployment in the third quarter, it was discovered that the software did not properly integrate with our current systems or meet the criteria for which it was designed. We do not believe the software can be cost effectively salvaged and it has no value on the open market. This charge is included in Impairment of software in the Unaudited Consolidated Statements of Income and Comprehensive Income.

NOTE 10. New Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). This Standard provides guidance on how to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The update provides two transition methods to the new guidance: a retrospective approach and a modified retrospective approach. Early application is not permitted. We plan to adopt this standard January 1, 2017, as required. We are currently evaluating the transition method and effect this update will have on our consolidated financial statements.

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

NOTE 11. Subsequent Event

On October 22, 2014, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock. This authorization expires December 31, 2015. We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

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

As of September 30, 2014, approximately 71% of Hub’s drayage needs were met by our subsidiary, Hub Group Trucking, Inc., which assists us in providing reliable, cost effective intermodal services to our customers. Hub Group Trucking has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Cleveland, Columbus (OH), Dallas, Hammond (IN), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Perry (FL), Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL). As of September 30, 2014, Hub Group Trucking leased or owned 1,072 tractors, leased or owned 448 trailers, employed 1,047 drivers and contracted with 1,821 owner-operators.

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

Hub’s top 50 customers represent approximately 63% of the Hub segment revenue for the nine months ended September 30, 2014. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 240 agents, consisting of 101 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 139 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 35% of the Mode segment revenue for the nine months ended September 30, 2014. We closely monitor revenue and margin for these customers. We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended September 30:

	Three Months				Three Months
	Ended September 30, 2014				Ended September 30, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$460,935	$123,438	$(22,626)	$561,747	$470,196	$102,105	$(11,962)	$560,339
Truck brokerage	84,208	87,420	(181)	171,447	84,417	81,708	(549)	165,576
Logistics	146,692	34,563	(1,063)	180,192	123,960	33,611	(505)	157,066

Total revenue	$691,835	$245,421	$(23,870)	$913,386	$678,573	$217,424	$(13,016)	$882,981

Revenue

Hub Group’s revenue increased 3.4% to $913.4 million in 2014 from $883.0 million in 2013.

The Hub segment revenue increased 2.0% to $691.8 million. Hub intermodal revenue decreased 2% to $460.9 million due to a 4% decline in volume and slightly lower fuel surcharges, partially offset by an increase in price and mix. Hub truck brokerage revenue decreased slightly to $84.2 million. Price, fuel and mix combined increased 12%, which was primarily due to a 10% increase in length of haul. Volume was down 12%. Hub logistics revenue increased 18% to $146.7 million due to growth with existing customers and customers we onboarded last year.

Mode’s revenue increased 12.9% to $245.4 million in 2014 from $217.4 million in 2013. Mode intermodal revenue increased 21% while Mode truck brokerage revenue increased 7% and Mode logistics revenue increased 3%. Mode’s intermodal volume increased 16% while truck brokerage saw increases in price and mix to offset a 7% volume decline. Mode’s logistics revenue increased 3% due to growth across multiple business lines.

Gross Margin

Hub Group’s gross margin increased slightly to $93.2 million in 2014 from $93.1 million in 2013.

The Hub segment gross margin decreased 4.7% to $64.1 million. The intermodal and truck brokerage margin declines more than offset the increase in logistics gross margin. Intermodal margin declined because of rail service issues and increased drayage costs. Rail service severely impacted our third quarter results. Slower train speeds and late trains hurt fleet utilization by 1.4 days which led to higher repositioning and accessorial costs as well as more empty miles. Service problems were compounded by chassis shortages and insufficient gate reservations on the West Coast. Higher drayage costs also negatively impacted our third quarter profitability as a result of our business model change in California from independent contractors to employee drivers. In total, the rail and drayage issues impacted intermodal gross margin by approximately $6 million in the third quarter. Truck brokerage gross margin is down because of lower value added services. Logistics gross margin is up due to growth with customers we onboarded last year and existing customers. Hub’s gross margin as a percentage of sales decreased to 9.3% as compared to last year’s 9.9%. This decrease is due to lower yields in intermodal and truck brokerage slightly offset by an increase in logistics yield as a result of more cost effective purchasing.

Mode’s gross margin increased 12.4% to $29.1 million in 2014 from $25.9 million in 2013 due to growth in intermodal and truck brokerage. Mode’s gross margin as a percentage of revenue remained consistent at 11.9% in both 2014 and 2013.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	September 30,
	2014	2013
Revenue	100.0%	100.0%
Transportation costs	89.8	89.5

Gross margin	10.2	10.5
Costs and expenses:
Salaries and benefits	3.4	3.6
Agent fees and commissions	1.9	1.6
General and administrative	1.5	1.6
Depreciation and amortization	0.2	0.2
Driver settlements and related costs	1.1	—
Impairment of software	1.3	—

Total costs and expenses	9.4	7.0
Operating income	0.8	3.5

Salaries and Benefits

Hub Group’s salaries and benefits decreased to $30.9 million in 2014 from $31.9 million in 2013. As a percentage of revenue, Hub Group’s salaries and benefits decreased to 3.4% in 2014 from 3.6% in 2013 due to increased revenue and lower costs.

The Hub segment decrease of $0.8 million was due to decreases in employee bonuses of $2.0 million, due to our current estimate that no earnings per share based bonus will be earned in 2014, and commission expense of $0.3 million, partially offset by increases in salaries of $1.1 million, due to higher headcount and merit increases, and employee benefits of $0.4 million.

Mode’s salaries and benefits expense decreased to $3.4 million in 2014 from $3.6 million in 2013. The decrease was due primarily to decreases in both employee bonuses and salaries of $0.1 million each due to reduced headcount.

Hub Group’s headcount as of September 30, 2014 was 1,473, which excludes drivers, as driver costs are included in transportation costs. As of September 30, 2014, Mode had 124 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expense increased to $16.6 million in 2014 from $14.6 million in 2013. These expenses as a percentage of revenue increased to 1.9% in 2014 from 1.6% in 2013.

The Hub segment agent fees and commissions expense decreased by $0.4 million in 2014 due to a smaller Hub agent program.

The Mode segment agent fees and commissions expense increase of $2.4 million was due to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expense increased to $13.9 million in 2014 from $13.8 million in 2013. As a percentage of revenue, these expenses decreased to 1.5% in 2014 from 1.6% in 2013.

The Hub segment increase of $0.1 million was due primarily to increases in repairs and maintenance expense, outside sales commissions and general insurance of $0.2 million each as well as travel and entertainment and other taxes, each for $0.1 million. These increases were partially offset by decreases in rent expense of $0.5 million, equipment lease expense of $0.1 million and outside consultant expense of $0.1 million.

Mode’s general and administrative expense remained consistent at $1.7 million in both 2014 and 2013.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $2.0 million in 2014 from $1.6 million in 2013. This expense as a percentage of revenue remained constant at 0.2% in both 2014 and 2013.

The Hub segment’s depreciation expense increased to $1.6 million in 2014 from $1.1 million in 2013. This increase was related primarily to depreciation for the new corporate headquarters and more depreciation related to computer software.

Mode’s depreciation expense decreased to $0.3 million in 2014 from $0.5 million in 2013. The decrease in expense was primarily related to less depreciation related to computer software.

Driver Settlements and Related Costs

In the third quarter of 2014, the Hub segment recorded a charge of $10.3 million. This charge includes $9.3 million in settlements for individual drivers and $1.0 million of related legal, communication and implementation costs. This expense as a percentage of revenue was 1.1% in 2014. See Note 8 of the notes to unaudited consolidated financial statements for more details.

Impairment of Software

In the third quarter of 2014, the Hub segment recorded a charge of $11.9 million related to the write-off of software development costs as a result of our decision to terminate a long-term technology project. This expense as a percentage of revenue was 1.3% in 2014. See Note 9 of the notes to unaudited consolidated financial statements for more details.

Other Income (Expense)

Hub Group’s interest expense increased slightly to $0.4 million in 2014 from $0.3 million in 2013 due to higher debt.

Provision for Income Taxes

The provision for income taxes decreased to $2.9 million in 2014 from $12.4 million in 2013. This decrease was primarily due to the decrease in pretax income. Our effective rate was 38.9% in 2014 and 39.9% in 2013. The 2014 rate was lower primarily due to the enactment of Pennsylvania income tax changes in July 2013 which increased our 2013 effective rate.

Net Income

Net income decreased to $4.5 million in 2014 from $18.6 million in 2013 due primarily to the driver settlements and related costs and the software impairment charge, partially offset by less income tax expense.

Earnings Per Common Share

Basic earnings per share were $0.12 in 2014 and $0.50 in 2013. Basic earnings per share decreased primarily due to the decrease in net income.

Diluted earnings per share were $0.12 in 2014 and $0.50 in 2013. Diluted earnings per share decreased primarily due to the decrease in net income.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table summarizes our revenue by segment and business line (in thousands) for the nine months ended September 30:

	Nine Months				Nine Months
	Ended September 30, 2014				Ended September 30, 2013
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,352,130	$337,618	$(54,865)	$1,634,883	$1,350,262	$284,056	$(34,280)	$1,600,038
Truck brokerage	254,582	252,480	(717)	506,345	247,512	234,551	(1,110)	480,953
Logistics	420,581	95,767	(1,811)	514,537	318,375	90,195	(915)	407,655

Total revenue	$2,027,293	$685,865	$(57,393)	$2,655,765	$1,916,149	$608,802	$(36,305)	$2,488,646

Revenue

Hub Group’s revenue increased 6.7% to $2.7 billion in 2014 from $2.5 billion in 2013.

The Hub segment revenue increased 5.8% to $2.0 billion. Hub’s intermodal revenue was flat at $1.4 billion. Hub truck brokerage revenue increased 3% to $254.6 million primarily due to favorable mix, which was mainly due to a 6% increase in length of haul, partially offset by a 9% decrease in volume. Hub logistics revenue increased 32% to $420.6 million related primarily to growth with customers we onboarded last year and existing customers.

Mode’s revenue increased 12.7% to $685.9 million in 2014 from $608.8 million in 2013. Mode’s intermodal revenue increased 19% while Mode’s truck brokerage revenue increased 8%. Mode’s logistics revenue increased 6%. Mode’s intermodal volume increased 15% while truck brokerage saw increases in price and mix. Mode’s logistics revenue increased due to revenue growth across multiple business lines.

Gross Margin

Hub Group’s gross margin increased 1.7% to $280.5 million in 2014 from $275.9 million in 2013.

The Hub segment gross margin decreased 2.2% to $199.3 million. Hub’s $4.6 million gross margin decrease came primarily from intermodal. Intermodal margin declined primarily due to higher transportation costs related to a challenging intermodal operating environment. The first quarter weather related gross margin impact in intermodal was approximately $2.2 million and included a couple of percentage points of lost volume, sub optimization of the network, slower box turns, increased equipment and accessorial costs, higher fuel and accident costs. The second quarter was impacted by the unfavorable timing of cost increases and worse equipment utilization year over year due to rail service issues. Rail service continued to deteriorate year over year in the third quarter, further impacting equipment utilization. Slower train speeds and late trains hurt our fleet utilization by 1.4 days and caused us to incur higher repositioning and accessorial costs as well as more empty miles. Gross margin was also negatively impacted in the third quarter due to increased costs associated with chassis shortages and insufficient gate reservations. Higher drayage costs also negatively impacted intermodal margin in the third quarter as a result of our business model change in California from independent contractors to employee drivers. Truck brokerage margin was flat while logistics margin growth was driven primarily by growth with customers we onboarded last year and existing customers. As a percentage of Hub segment revenue, gross margin decreased to 9.8% in 2014 from 10.6% in 2013. This decrease is due to lower yield in intermodal and logistics.

Mode’s gross margin increased 12.7% to $81.2 million in 2014 from $72.1 million in 2013 due primarily to growth in truck brokerage and intermodal gross margin. Mode’s gross margin as a percentage of revenue remained consistent at 11.8% in both 2014 and 2013.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended
	September 30,
	2014	2013
Revenue	100.0%	100.0%
Transportation costs	89.4	88.9

Gross margin	10.6	11.1
Costs and expenses:
Salaries and benefits	3.9	4.1
Agent fees and commissions	1.7	1.6
General and administrative	1.7	1.7
Depreciation and amortization	0.2	0.2
Driver settlements and related costs	0.4	—
Impairment of software	0.5	—

Total costs and expenses	8.4	7.6
Operating income	2.2	3.5

Salaries and Benefits

Hub Group’s salaries and benefits increased to $103.5 million in 2014 from $101.5 million in 2013. As a percentage of revenue, salaries and benefits decreased to 3.9 % in 2014 from 4.1% in 2013.

The Hub segment salaries and benefits increase of $2.6 million was due primarily to increases in salaries of $4.1 million, employee benefits of $0.7 million, compensation related to restricted stock awards of $0.4 million and payroll taxes of $0.1 million all primarily due to increased headcount. These increases were partially offset by a decrease in employee bonuses of $2.2 million, due to our current estimate that no earnings per share based bonus will be earned in 2014, and a decrease in commissions of $0.5 million.

Mode’s salaries and benefits decrease of $0.5 million was due primarily to a decrease in employee bonuses of $0.5 million and salaries of $0.1 million, partially offset by an increase in compensation related to restricted stock awards of $0.1 million.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expense increased to $45.8 million in 2014 from $41.5 million in 2013. These expenses as a percentage of revenue increased to 1.7% in 2014 from 1.6% in 2013.

The Hub segment agent fees and commissions expense decrease of $1.2 million was due to a smaller Hub agent program.

The Mode segment agent fees and commissions expense increase of $5.5 million was due to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expense increased to $44.0 million in 2014 from $41.7 million in 2013. As a percentage of revenue, these expenses remained consistent at 1.7% in both 2014 and 2013.

The Hub segment increase to $38.7 million in 2014 from $37.1 million in 2013 was due primarily to increases in outside consultant expense of $1.3 million, travel and entertainment expense of $0.5 million, outside sales commissions of $0.5 million, repairs and maintenance expense of $0.4 million, general insurance expense of $0.3 million, other taxes of $0.2 million, temporary labor expense of $0.2 million, training expense of $0.1 million and office expense of $0.1 million. These increases were partially offset by decreases in rent of $1.5 million, bad debt expense of $0.3 million and a decrease in loss on sale of fixed assets in 2014 of $0.2 million.

Mode’s general and administrative expense increased to $5.3 million in 2014 from $4.6 million in 2013. The increase was primarily due to a lower gain on the sale of equipment in 2014 as compared to 2013 of $0.5 million and increases in outside consultant expense and repairs and maintenance of $0.2 million each. These increases were partially offset by a decrease in travel and entertainment of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $5.9 million in 2014 from $4.8 million in 2013. This expense as a percentage of revenue remained constant at 0.2% in both 2014 and 2013.

The Hub segment’s depreciation expense increased to $4.7 million in 2014 from $3.2 million in 2013. This increase was related primarily to depreciation for the new corporate headquarters and more depreciation related to computer software.

Mode’s depreciation expense decreased to $1.2 million in 2014 from $1.6 million in 2013. The decrease in expense was primarily related to less depreciation related to computer software.

Driver Settlements and Related Costs

In 2014, the Hub segment recorded a charge of $10.3 million. This charge includes $9.3 million in settlements for individual drivers and $1.0 million of related legal, communication and implementation costs. This expense as a percentage of revenue was 0.4% in 2014. See Note 8 of the notes to unaudited consolidated financial statements for more details.

Impairment of Software

In 2014, the Hub segment recorded a charge of $11.9 million related to the write-off of software development costs as a result of our decision to terminate a long-term technology project. This expense as a percentage of revenue was 0.5% in 2014. See Note 9 of the notes to unaudited consolidated financial statements for more details.

Other Income (Expense)

Hub Group’s interest expense increased to $1.2 million in 2014 from $0.9 million in 2013 due primarily to the increased interest expense related to higher debt.

Provision for Income Taxes

The provision for income taxes decreased to $22.6 million in 2014 from $33.1 million in 2013. Our effective rate was 39.1% in 2014 and 38.6% in 2013. The 2014 rate was higher primarily due to the elimination of the federal research credit effective January 1, 2014.

Net Income

Net income decreased to $35.2 million in 2014 from $52.6 million in 2013 due primarily to the driver settlements and related costs and the software impairment charge, partially offset by less income tax expense.

Earnings Per Common Share

Basic earnings per share decreased to $0.96 in 2014 from $1.43 in 2013. Basic earnings per share decreased primarily due to the decrease in net income.

Diluted earnings per share decreased to $0.96 in 2014 from $1.42 in 2013. Diluted earnings per share decreased primarily due to the decrease in net income.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2014, we funded operations, capital expenditures, capital leases, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, cash on hand and proceeds from the issuance of long-term debt. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the nine months ended September 30, 2014 was approximately $58.6 million, which resulted primarily from income of $35.2 million and adjustments for non-cash charges of $47.5 million partially offset by the change in operating assets and liabilities of $24.1 million.

Net cash used in investing activities for the nine months ended September 30, 2014 was $75.5 million, which includes proceeds from the sale of equipment of $0.4 million. Capital expenditures of $75.9 million related primarily to tractors of $42.1 million, containers and transportation equipment of $18.1 million, the construction of our new corporate headquarters of $7.8 million and computer hardware and software of $7.7 million. We expect capital expenditures to be between $55 million and $60 million in the fourth quarter of 2014, primarily for the purchase of tractors and containers. We intend to finance the purchase of the containers and tractors with secured fixed rate debt.

Net cash provided by financing activities for the nine months ended September 30, 2014 was $40.7 million. We used $3.2 million of cash for stock tendered for payments of withholding taxes, $1.6 million for capital lease payments and $4.2 million for repayment of long term debt. These payments were offset by proceeds from the issuance of debt of $49.3 million and excess tax benefits from share-based compensation of $0.4 million as a financing cash in-flow.

We have standby letters of credit that expire at various dates in 2014. As of September 30, 2014, our outstanding letters of credit were $6.1 million.

As further discussed in Note 5 of the notes to unaudited consolidated financial statements, during the nine months ended September 30, 2014, we incurred additional borrowings of $49.3 million, which require monthly principal and interest payments of $0.9 million through September 2019. Our unused and available borrowings under our bank revolving line of credit were $43.9 million as of September 30, 2014. We were in compliance with our debt covenants as of September 30, 2014.

On October 22, 2014, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock. This authorization expires December 31, 2015. We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. We have no significant exposure to foreign currency exchange rate changes. No derivative financial instruments were outstanding as of September 30, 2014 and December 31, 2013. We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 5 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the nine months ended September 30, 2014.

As of September 30, 2014 and December 31, 2013, other than our outstanding letters of credit, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2014, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2014. There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HUB GROUP, INC.

DATE: October 31, 2014	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101	The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.