Form 10-Q
period 2015-03-31
HUB GROUP INC
filed 2015-04-30
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 or

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

On April 24, 2015, the registrant had 36,081,600 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31	December 31
	2015	2014
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$129,261	$109,769
Accounts receivable trade, net	409,506	401,803
Accounts receivable other	14,299	24,886
Prepaid taxes	10,380	14,937
Deferred taxes	6,216	4,816
Prepaid expenses and other current assets	17,600	14,355
TOTAL CURRENT ASSETS	587,262	570,566

Restricted investments	21,846	21,944
Property and equipment, net	332,637	338,327
Other intangibles, net	14,110	14,434
Goodwill, net	262,759	262,813
Other assets	3,713	4,043
TOTAL ASSETS	$1,222,327	$1,212,127

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$269,354	$256,345
Accounts payable other	21,736	21,333
Accrued payroll	16,991	16,192
Accrued other	36,180	43,523
Current portion of capital lease	2,538	2,504
Current portion of long term debt	21,921	19,619
TOTAL CURRENT LIABILITIES	368,720	359,516

Long term debt	76,085	72,460
Non-current liabilities	21,885	22,929
Long term portion of capital lease	15,298	15,937
Deferred taxes	143,386	140,501

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2015 and 2014	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2015 and 2014; 36,062,587 shares outstanding in 2015 and 36,247,324 shares outstanding in 2014	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2015 and 2014	7	7
Additional paid-in capital	166,941	171,235
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	600,085	589,809
Accumulated other comprehensive loss	(74)	(77)
Treasury stock; at cost, 5,162,205 shares in 2015 and 4,977,468 shares in 2014	(154,960)	(145,144)
TOTAL STOCKHOLDERS' EQUITY	596,953	600,784
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,222,327	$1,212,127

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2015	2014

Revenue	$835,941	$848,449
Transportation costs	746,813	759,705
Gross margin	89,128	88,744

Costs and expenses:
Salaries and benefits	39,476	37,092
Agent fees and commissions	14,826	13,666
General and administrative	14,071	15,432
Depreciation and amortization	1,960	2,058
Total costs and expenses	70,333	68,248

Operating income	18,795	20,496

Other income (expense):
Interest expense	(741)	(407)
Interest and dividend income	6	14
Other, net	(1,404)	(205)
Total other expense	(2,139)	(598)

Income before provision for income taxes	16,656	19,898

Provision for income taxes	6,380	7,863

Net income	$10,276	$12,035

Other comprehensive income (loss):
Foreign currency translation adjustments	3	(13)

Total comprehensive income	$10,279	$12,022

Basic earnings per common share	$0.28	$0.33

Diluted earnings per common share	$0.28	$0.33

Basic weighted average number of shares outstanding	36,156	36,661
Diluted weighted average number of shares outstanding	36,169	36,724

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net Income	$10,276	$12,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,731	6,779
Deferred taxes	1,593	1,991
Compensation expense related to share-based compensation plans	2,034	2,143
Gain on sale of assets	-	(6)
Excess tax benefits from share based compensation	(13)	-
Changes in operating assets and liabilities:
Restricted investments	98	(117)
Accounts receivable, net	2,874	(31,471)
Prepaid taxes	4,557	86
Prepaid expenses and other current assets	(3,246)	(597)
Other assets	330	(837)
Accounts payable	13,414	29,286
Accrued expenses	5,733	1,128
Non-current liabilities	(1,052)	(1,839)
Net cash provided by operating activities	45,329	18,581

Cash flows from investing activities:
Proceeds from sale of equipment	26	85
Purchases of property and equipment	(15,057)	(33,035)
Net cash used in investing activities	(15,031)	(32,950)

Cash flows from financing activities:
Proceeds from issuance of debt	11,480	25,361
Repayments of long term debt	(5,553)	(1,124)
Stock tendered for payments of withholding taxes	(2,754)	(3,023)
Purchase of treasury stock	(13,419)	-
Capital lease payments	(605)	(616)
Excess tax benefits from share-based compensation	42	104
Net cash (used in) provided by financing activities	(10,809)	20,702

Effect of exchange rate changes on cash and cash equivalents	3	-

Net increase in cash and cash equivalents	19,492	6,333
Cash and cash equivalents beginning of the year	109,769	68,964
Cash and cash equivalents end of the year	$129,261	$75,297

Supplemental disclosures of cash paid for:
Interest	$789	$380
Income taxes	$194	$777

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2015 and results of operations for the three months ended March 31, 2015 and 2014.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2015				Ended March 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$643,443	$213,522	$(21,024)	$835,941	$653,409	$208,906	$(13,866)	$848,449
Transportation costs	580,258	187,579	(21,024)	746,813	588,912	184,659	(13,866)	759,705
Gross margin	63,185	25,943	-	89,128	64,497	24,247	-	88,744

Costs and expenses:
Salaries and benefits	35,660	3,816	-	39,476	33,337	3,755	-	37,092
Agent fees and commissions	15	14,811	-	14,826	11	13,655	-	13,666
General and administrative	12,198	1,873	-	14,071	13,739	1,693	-	15,432
Depreciation and amortization	1,618	342	-	1,960	1,517	541	-	2,058
Total costs and expenses	49,491	20,842	-	70,333	48,604	19,644	-	68,248

Operating income	$13,694	$5,101	$-	$18,795	$15,893	$4,603	$-	$20,496

Capital Expenditures	$14,998	$59	$-	$15,057	$32,880	$155	$-	$33,035

	As of March 31, 2015				As of December 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,050,296	$178,407	$(6,376)	$1,222,327	$1,030,722	$189,787	$(8,382)	$1,212,127
Goodwill	233,370	29,389	-	262,759	233,424	29,389	-	262,813

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended March 31, 2015				Ended March 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$420,952	$110,692	$(20,409)	$511,235	$435,432	$100,436	$(13,202)	$522,666
Truck brokerage	89,291	74,352	(165)	163,478	83,967	78,523	(445)	162,045
Logistics	133,200	28,478	(450)	161,228	134,010	29,947	(219)	163,738
Total revenue	$643,443	$213,522	$(21,024)	$835,941	$653,409	$208,906	$(13,866)	$848,449

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2015	2014

Net income for basic and diluted earnings per share	$10,276	$12,035

Weighted average shares outstanding - basic	36,156	36,661

Dilutive effect of stock options and restricted stock	13	63

Weighted average shares outstanding - diluted	36,169	36,724

Earnings per share - basic	$0.28	$0.33

Earnings per share - diluted	$0.28	$0.33

NOTE 4.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and long term debt approximated fair value as of March 31, 2015 and December 31, 2014.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of March 31, 2015 and December 31, 2014, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts.

Restricted investments, as of March 31, 2015 of $21.8 million and December 31, 2014 of $21.9 million included mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 5.	Long-Term Debt and Financing Arrangements

We have standby letters of credit that expire at various dates in 2015.  As of March 31, 2015, our letters of credit were $6.1 million.

Our unused and available borrowings under our bank revolving line of credit were $43.9 million as of both March 31, 2015 and December 31, 2014.  We were in compliance with our debt covenants as of March 31, 2015.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding debt is as follows (in thousands):

	Period Ended
	March 31,	December 31,
	2015	2014
Secured Equipment Notes due in March 2020 with monthly principal and interest payments of $0.04 million commencing in April 2015; interest is paid monthly at a fixed annual rate of 2.14%	$2,333	$-

Secured Equipment Notes due in January 2020 with monthly principal and interest payments of $0.2 million commencing in February 2015; interest is paid monthly at a fixed annual rate between 1.72% and 2.26%	8,855	-

Secured Equipment Notes due in December 2019 with monthly principal and interest payments of $0.2 million commencing in January 2015; interest is paid monthly at a fixed annual rate of 2.24%	12,753	13,387

Secured Equipment Notes due in November 2019 with monthly principal and interest payments of $0.5 million commencing in December 2014; interest is paid monthly at a fixed annual rate of 2.05%	26,623	28,429

Secured Equipment Notes due in September 2019 with monthly principal and interest payments of $0.4 million commencing in September 2014; interest is paid monthly at a fixed annual rate of 2.15%	21,630	22,772

Secured Equipment Notes due in February 2019 with monthly principal and interest payments of $0.4 million commencing in January 2014; interest is paid monthly at a fixed annual rate between 1.87% and 1.93%	19,784	21,016

Secured Equipment Notes due in June 2018 with quarterly principal and interest payments of $0.5 million commencing in August 2013; interest is paid quarterly at a fixed annual rate between 1.9% and 2.0%	6,028	6,475
	98,006	92,079

Less current portion	(21,921)	(19,619)
Total long-term debt	$76,085	$72,460

NOTE 6.	Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors.  The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $22.6 million and $27.2 million as of March 31, 2015 and December 31, 2014, respectively.  The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of March 31, 2015 and December 31, 2014.  However, upon default, we have the option to purchase the tractors.  We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees.  Alternatively, we can contract with another owner-operator who would assume the lease.  There were no material defaults during the quarter ended March 31, 2015 or the year ended December 31, 2014 and no potential material defaults.

We had a liability of approximately $0.3 million as of March 31, 2015 and December 31, 2014, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 7.	Commitments and Contingencies

In March 2015, we entered into an equipment purchase contract for the acquisition of 300 Freightliner tractors.  The total purchase price of these tractors, including the warranty, is approximately $43.4 million.  We expect to take delivery of the equipment between April and September 2015.  We intend to finance the purchase of the tractors with secured fixed rate debt.

NOTE 8.	Legal Matters

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc., now known as Hub Group Trucking, Inc. Mr. Robles drove a truck for Hub Group Trucking in California, first as an independent contractor and then as an employee. The action seeks class certification on behalf of a class comprised of present and former California-based truck drivers for Hub Group Trucking who were classified as independent contractors, from January 2009 to the present. The complaint alleges Hub Group Trucking has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code and claims that Hub Group Trucking has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver. These additional claims are only on behalf of Mr. Robles and not a putative class. In August 2013, the district court stayed proceedings in the case pending decisions by the Court of Appeals for the 9th Circuit to decide whether the claims in two cases raising some similar claims should be dismissed on federal preemption grounds. In July 2014, the Court of Appeals ruled that the claims in those cases were not preempted. On April 3, 2015, the Robles case was transferred to the U.S. District Court for the Western District of Tennessee (Western Division) in Memphis.

Two other complaints alleging substantially similar claims were filed in the Superior Court of the State of California for the County of San Bernardino.  On July 24, 2014, Carlos Barillas filed a complaint against Hub Group Trucking seeking class certification.  On October 1, 2014, Jorge Cabrera filed a complaint against Hub Group Trucking and Hub Group, Inc. on behalf of himself individually and not on behalf of a class.  On November 24, 2014, Hub Group Trucking removed both cases to federal court in Los Angeles.  By agreement of the parties, on December 19, 2014 the Barillas case was dismissed and we expect the claims of Mr. Barillas to be added to the Robles case.  On February 6, 2015 the Cabrera case was dismissed with prejudice pursuant to a settlement between the parties.

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times. Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, we decided to make settlement offers to individual drivers with respect to the claims alleged in these lawsuits, without admitting liability.  As of April 20, 2015, 92% of the California drivers have accepted the settlement offers.  Though counsel for Mr. Robles has threatened to challenge the enforceability of these settlements, we believe they are valid and enforceable.

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

We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the remaining unresolved claims in the Robles and Lubinski lawsuits.

We are a party to other litigation incident to our business, including claims for personal injury and/or property damage, bankruptcy preference claims, and claims regarding freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we defend those ourselves. We do not believe that the outcome of this litigation will have a materially adverse effect on our financial position or results of operations.

NOTE 9.	New Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Update No. 2014-09—Revenue from Contracts with Customers (Topic 606).  This Standard provides guidance on how to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The FASB has proposed a one year deferral of this standard and if approved, it would be effective for annual reporting periods beginning after December 15, 2017.  The update provides two transition methods to the new guidance: a retrospective approach and a modified retrospective approach.  Early application is not permitted.  We plan to adopt this standard as required.  We are currently evaluating the transition method and effect this update will have on our consolidated financial statements.

HUB GROUP, INC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. All forward-looking statements are based upon information available to us on the date of this report. Except as required by law, we expressly disclaim any obligations to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	increases in costs for independent contractors due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	inability to successfully protect our data against cyber attacks;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	changes in homeland security or terrorist activity;
•	difficulties in maintaining or enhancing our information technology systems;
•	changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers and Mode agents;
•	inability to recruit and retain key personnel and Mode sales agents and IBOs;
•	inability to recruit and maintain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts; and
•	inability to identify, close and successfully integrate any future business combinations.

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

During the first quarter of 2015, the Pacific Maritime Association periodically suspended vessel loading and unloading at the West Coast ports in response to work slowdowns staged by the unions.  In late February the Pacific Maritime Association and the International Longshore and Warehouse Union reached a tentative five year deal.

As of March 31, 2015, approximately 64% of Hub’s drayage needs were met by our subsidiary, Hub Group Trucking, Inc., which assists us in providing reliable, cost effective intermodal services to our customers.  Hub Group Trucking has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Columbus (OH), Dallas, Hammond (IN), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis, Stockton, and Titusville (FL).   As of March 31, 2015, Hub Group Trucking leased or owned 1,225 tractors, leased or owned 448 trailers, employed 1,056 drivers and contracted with 1,684 owner-operators.

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

Hub’s yield management group works with pricing and operations to enhance Hub’s customer margins.  We are working on margin enhancement projects including matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, reducing our drayage costs, and reviewing and improving low contribution freight.

Hub’s top 50 customers represent approximately 63% of the Hub segment revenue for the quarter ended March 31, 2015.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 212 agents, consisting of 101 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 111 sales only agents.  Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis.  Mode’s top 20 customers represent approximately 35% of the Mode segment revenue for the quarter ended March 31, 2015.  We closely monitor revenue and margin for these customers.  We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended March 31:

	Three Months				Three Months
	Ended March 31, 2015				Ended March 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$420,952	$110,692	$(20,409)	$511,235	$435,432	$100,436	$(13,202)	$522,666
Truck brokerage	89,291	74,352	(165)	163,478	83,967	78,523	(445)	162,045
Logistics	133,200	28,478	(450)	161,228	134,010	29,947	(219)	163,738
Total revenue	$643,443	$213,522	$(21,024)	$835,941	$653,409	$208,906	$(13,866)	$848,449

Revenue

Hub Group’s revenue decreased 1.5% to $ 835.9 million in 2015 from $848.4 million in 2014.

The Hub segment revenue decreased 1.5% to $643.4 million.  Intermodal revenue decreased 3% to $421.0 million. The decrease was due to lower fuel.  Intermodal volume increased 1% and price and mix were both up.  Truck brokerage revenue increased 6% to $89.3 million due to a 3% increase in price, fuel and mix combined and a 3% increase in volume.  Logistics revenue decreased 1% to $133.2 million related primarily to one customer who decided to take a portion of their business in house.

Mode’s revenue increased 2.2% to $213.5 million in 2015 from $208.9 million in 2014. Mode’s intermodal revenue increased 10% primarily due to a 19% increase in volume.  Mode’s truck brokerage revenue decreased 5% primarily due to a decrease in revenue per load that was driven by lower fuel revenue.  Mode’s logistic revenue decreased 5% due to decreased volume in less-than-truckload business.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2015				Ended March 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$643,443	$213,522	$(21,024)	$835,941	$653,409	$208,906	$(13,866)	$848,449
Transportation costs	580,258	187,579	(21,024)	746,813	588,912	184,659	(13,866)	759,705
Gross margin	63,185	25,943	-	89,128	64,497	24,247	-	88,744

Costs and expenses:
Salaries and benefits	35,660	3,816	-	39,476	33,337	3,755	-	37,092
Agent fees and commissions	15	14,811	-	14,826	11	13,655	-	13,666
General and administrative	12,198	1,873	-	14,071	13,739	1,693	-	15,432
Depreciation and amortization	1,618	342	-	1,960	1,517	541	-	2,058
Total costs and expenses	49,491	20,842	-	70,333	48,604	19,644	-	68,248

Operating income	$13,694	$5,101	$-	$18,795	$15,893	$4,603	$-	$20,496

Transportation Costs

Hub Group’s transportation costs decreased 1.7% to $746.8 million in 2015 from $759.7 million in 2014.  Transportation costs in 2015 consisted of purchased transportation costs of $649.9 million and equipment and driver related costs of $96.9 million compared to 2014 costs of purchased transportation of $658.4 million and equipment and driver related costs of $101.3 million.

The Hub segment transportation costs decreased 1.5% to $580.3 million in 2015 from $588.9 million in 2014.  Hub segment transportation costs in 2015 consisted of $484.3 million in purchased transportation down from $488.5 million in 2014.  The 1% decrease was due primarily to a decrease in fuel costs, partially offset by an increase in rail costs.  Equipment and driver related costs decreased 4% to $95.9 million in 2015 from $100.4 million in 2014 due primarily to a decrease in fuel costs, partially offset by an increase in repairs and maintenance.

The Mode segment transportation costs increased 1.6% to $187.6 million in 2015 from $184.7 million in 2014.  Mode segment transportation costs are primarily purchased transportation costs which increased due primarily to higher volume and cost increases partially offset by lower fuel costs.

Gross Margin

Hub Group’s gross margin increased 0.4% to $89.1 million in 2015 from $88.7 million in 2014.  Hub Group’s gross margin as a percentage of sales increased to 10.7% as compared to last year’s 10.5% margin.

The Hub segment gross margin decreased 2.0% to $63.2 million.  The Hub segment margin decline of $1.3 million came from intermodal, partially offset by an increase in logistics and truck brokerage gross margin.  Intermodal margin declined as a result of increased operational costs associated with the West Coast port slow down, rail service issues and our driver model change in California.  The West Coast port situation caused network imbalances and operational inefficiencies.  Further complicating the situation, rail service deteriorated as the quarter progressed.   As a result, utilization was 1.8 days worse than the first quarter of last year which cost us about $2.5 million.  Storage costs increased $1.2 million.  Loaded miles deteriorated 80 basis points costing us $0.6 million.  Offsetting a portion of the decline in margin was an increase in price and more favorable mix.   Truck brokerage margin increased as a result of growth with targeted customer accounts including some seasonal business.  Logistics margin increased due to increased business with existing customers.  As a percentage of revenue, the Hub segment gross margin decreased to 9.8% in 2015 from 9.9% in 2014.  Intermodal gross margin percent declined 80 basis points because of the increased operational costs.  Logistics gross margin as a percent of sales increased 150 basis points as a result of purchasing more cost effectively and truck brokerage gross margin as a percent of sales increased 90 basis points due to more value added services, price increases and better purchasing.

Mode’s gross margin increased to $25.9 million in 2015 from $24.2 million in 2014 due to growth in intermodal margin.  Mode’s gross margin as a percentage of revenue increased to 12.1% in 2015 from 11.6% in 2014 due primarily to a 180 basis point improvement in intermodal gross margin as a percentage of revenue.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2015	2014

Revenue	100.0%	100.0%

Transportation costs	89.3	89.5

Gross margin	10.7	10.5

Costs and expenses:
Salaries and benefits	4.7	4.4
Agent fees and commissions	1.8	1.6
General and administrative	1.7	1.9
Depreciation and amortization	0.2	0.2
Total costs and expenses	8.4	8.1

Operating income	2.3	2.4

Salaries and Benefits

Hub Group’s salaries and benefits increased to $39.5 million in 2015 from $37.1 million in 2014.  As a percentage of revenue, Hub Group’s salaries and benefits as a percentage of revenue increased to 4.7% in 2015 from 4.4% in 2014.

The Hub segment salaries and benefits increase of $2.3 million was primarily due to increases of $0.9 million of severance related to consolidating our Los Angeles customer service office, $0.8 million related to annual merit increases, employee bonuses of $0.3 million, employee benefits of $0.2 million and payroll taxes and commissions of $0.1 million each, partially offset by a decrease in compensation related to restricted stock awards of $0.2 million.

Mode’s salaries and benefits expense remained consistent at $3.8 million in both 2015 and 2014.

Hub Group’s headcount as of March 31, 2015 was 1,555, which excludes drivers, as driver costs are included in transportation costs.  As of March 31, 2015, Mode had 125 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $14.8 million in 2015 from $13.7 million in 2014.  As a percentage of revenue, these expenses increased to 1.8% in 2015 from 1.6% in 2014.

The Mode segment agent fees and commissions increase of $1.1 million was due primarily to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expenses decreased to $14.1 million in 2015 from $15.4 million in 2014.  As a percentage of revenue, these expenses decreased to 1.7% in 2015 from 1.9% in 2014.

The Hub segment decrease of $1.5 million was due primarily to decreases in professional services expense of $1.4 million and general expenses of $0.3 million which include equipment leases, rent and training expenses.  These decreases were partially offset by an increase in repairs and maintenance expense of $0.2 million.

Mode’s general and administrative expenses increased to $1.9 million in 2015 from $1.7 million in 2014.  The increase was primarily due to increases in bad debts expense, professional services expense and travel and entertainment expenses of $0.1 million each.

Depreciation and Amortization

Hub Group’s depreciation and amortization decreased to $2.0 million in 2015 from $2.1 million in 2014.  This expense as a percentage of revenue remained constant at 0.2% in both 2015 and 2014.

The Hub segment increase in expense of $0.1 million was related primarily to more depreciation for computer hardware and software.

Mode’s depreciation expense decreased to $0.3 million in 2015 from $0.5 million in 2014 and was related primarily to lower depreciation for computer hardware and software.

Other Income (Expense)

Total other expense increased to $2.1 million in 2015 from $0.6 million in 2014 due primarily to foreign currency translation losses and increased interest expense related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes decreased to $6.4 million in 2015 from $7.9 million in 2014.  We provided for income taxes using an effective rate of 38.3% in 2015 and an effective rate of 39.5% in 2014.  The 2014 effective tax rate was higher primarily due to income tax changes enacted by the state of New York on March 31, 2014.  We expect our effective tax rate for the whole year to be approximately 38.3%.

Net Income

Net income decreased to $10.3 million in 2015 from $12.0 million in 2014 due primarily to higher operating expenses in 2015.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2015, we funded operations, capital expenditures, capital leases, purchase of treasury stock, repayments of debt and stock buy backs related to employees withholding upon vesting of restricted stock through cash flows from operations, cash on hand and proceeds from the issuance of long-term debt. We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the quarter ended March 31, 2015 was approximately $45.3 million, which resulted primarily from income of $10.3 million adjusted for non-cash charges of $12.3 million and a change in operating assets and liabilities of $22.7 million. The $26.7 million increase in the change in operating assets and liabilities for 2015 compared to 2014 was attributed primarily to the timing of customer payments.

Net cash used in investing activities for the quarter ended March 31, 2015 was $15.0 million.  Capital expenditures of $15.0 million related primarily to containers of $9.8 million, tractors of $2.0 million, transportation equipment of $1.9 million and the remainder for technology investments.  We expect capital expenditures to be between $85 million and $95 million in 2015.

Net cash used in investing activities for the quarter ended March 31, 2014 was $33.0 million.  The decrease in net cash used in investing activities of $18.0 million in 2015 versus 2014 was due primarily to the purchase of more tractors and our corporate headquarters in 2014.

The net cash used in financing activities for the quarter ended March 31, 2015 was $10.8 million, which resulted from the purchase of treasury stock of $13.4 million, repayment of long-term debt of $5.6 million, stock tendered for payments of withholding taxes of $2.8 million and capital lease payments of $0.6 million partially offset by proceeds from the issuance of debt of $11.5 million and excess tax benefits from share-based compensation of $0.1 million.

The net cash provided by financing activities for the quarter ended March 31, 2014 was $20.7 million.  The increase in the net cash used in financing activities of $31.5 million in 2015 compared to 2014 was due primarily to an increase in the purchase of treasury shares of $13.4 million and repayments of long term debt of $4.4 million as well as a decrease in the proceeds from the issuance of debt of $13.9 million.

We have standby letters of credit that expire at various dates in 2015.  As of March 31, 2015, our letters of credit were $6.1 million.

As further discussed in Note 5 of the consolidated financial statements, during the first quarter of 2015, we incurred additional borrowings of $11.5 million, which requires monthly principal and interest payments of $0.2 million through March 2020.  Our unused and available borrowings under our bank revolving line of credit were $43.9 million as of both March 31, 2015 and December 31, 2014.  We were in compliance with our debt covenants as of March 31, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the quarter ended March 31, 2015. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 5 to the Consolidated Financial Statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended March 31, 2015.

As of March 31, 2015 and December 31, 2014, other than our outstanding letters of credit, we had no outstanding obligations under our bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2015, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2015.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2014, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  This authorization expires December 31, 2015. We purchased 341,020 shares under this authorization during the three months ended March 31, 2015.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
January 1 to January 31	-	$-	-	$56,977
February 1 to February 28	341,020	$39.35	341,020	$43,557
March 1 to March 31	-	$-	-	$43,557
Total	341,020	$39.35	341,020	$43,557

This table excludes 73,625 shares we purchased for $2.8 million during the three months ended March 31, 2015 related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	April 30, 2015	/s/ Terri A. Pizzuto
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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.