Form 10-Q
period 2015-06-30
HUB GROUP INC
filed 2015-07-31
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015 or

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

On July 27, 2015, the registrant had 35,964,557 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$156,780	$109,769
Accounts receivable trade, net	420,951	401,803
Accounts receivable other	18,022	24,886
Prepaid taxes	1,653	14,937
Deferred taxes	8,229	4,816
Prepaid expenses and other current assets	11,325	14,355
TOTAL CURRENT ASSETS	616,960	570,566

Restricted investments	22,239	21,944
Property and equipment, net	332,532	338,327
Other intangibles, net	13,786	14,434
Goodwill, net	262,704	262,813
Other assets	3,827	4,043
TOTAL ASSETS	$1,252,048	$1,212,127

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$270,189	$256,345
Accounts payable other	22,629	21,333
Accrued payroll	19,644	16,192
Accrued other	37,401	43,523
Current portion of capital lease	2,560	2,504
Current portion of long term debt	23,387	19,619
TOTAL CURRENT LIABILITIES	375,810	359,516

Long term debt	76,302	72,460
Non-current liabilities	21,731	22,929
Long term portion of capital lease	14,638	15,937
Deferred taxes	146,188	140,501

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2015 and 2014	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2015 and 2014; 36,072,126 shares outstanding in 2015 and 36,247,324 shares outstanding in 2014	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2015 and 2014	7	7
Additional paid-in capital	168,785	171,235
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	618,552	589,809
Accumulated other comprehensive loss	(97)	(77)
Treasury stock; at cost, 5,152,666 shares in 2015 and 4,977,468 shares in 2014	(154,822)	(145,144)
TOTAL STOCKHOLDERS' EQUITY	617,379	600,784
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,252,048	$1,212,127

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2015	2014	2015	2014

Revenue	$899,513	$893,930	$1,735,454	$1,742,379
Transportation costs	797,784	795,345	1,544,597	1,555,050
Gross margin	101,729	98,585	190,857	187,329

Costs and expenses:
Salaries and benefits	38,837	35,556	78,313	72,648
Agent fees and commissions	16,686	15,544	31,512	29,210
General and administrative	14,763	14,681	28,834	30,113
Depreciation and amortization	1,967	1,877	3,927	3,935
Total costs and expenses	72,253	67,658	142,586	135,906

Operating income	29,476	30,927	48,271	51,423

Other income (expense):
Interest expense	(720)	(398)	(1,461)	(805)
Interest and dividend income	19	11	25	25
Other, net	261	(25)	(1,143)	(230)
Total other expense	(440)	(412)	(2,579)	(1,010)

Income before provision for income taxes	29,036	30,515	45,692	50,413

Provision for income taxes	10,569	11,839	16,949	19,702

Net income	$18,467	$18,676	$28,743	$30,711

Other comprehensive (loss) income:
Foreign currency translation adjustments	(23)	46	(20)	33

Total comprehensive income	$18,444	$18,722	$28,723	$30,744

Basic earnings per common share	$0.51	$0.51	$0.80	$0.84

Diluted earnings per common share	$0.51	$0.51	$0.80	$0.84

Basic weighted average number of shares outstanding	35,986	36,674	36,071	36,667
Diluted weighted average number of shares outstanding	36,075	36,814	36,122	36,769

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net Income	$28,743	$30,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,526	13,780
Deferred taxes	2,489	5,557
Compensation expense related to share-based compensation plans	4,110	4,191
Gain on sale of assets	(60)	(10)
Excess tax benefits from share based compensation	(33)	-
Changes in operating assets and liabilities:
Restricted investments	(295)	(1,206)
Accounts receivable, net	(11,407)	(40,654)
Prepaid taxes	13,284	(165)
Prepaid expenses and other current assets	3,030	(2,063)
Other assets	216	(601)
Accounts payable	15,132	21,756
Accrued expenses	8,943	882
Non-current liabilities	(1,226)	(537)
Net cash provided by operating activities	80,452	31,641

Cash flows from investing activities:
Proceeds from sale of equipment	136	319
Purchases of property and equipment	(23,716)	(46,443)
Net cash used in investing activities	(23,580)	(46,124)

Cash flows from financing activities:
Proceeds from issuance of debt	18,548	25,361
Repayments of long term debt	(10,938)	(2,535)
Stock tendered for payments of withholding taxes	(2,877)	(3,151)
Purchase of treasury stock	(13,419)	-
Capital lease payments	(1,243)	(1,219)
Excess tax benefits from share-based compensation	89	228
Net cash (used in) provided by financing activities	(9,840)	18,684

Effect of exchange rate changes on cash and cash equivalents	(21)	(1)

Net increase in cash and cash equivalents	47,011	4,200
Cash and cash equivalents beginning of the year	109,769	68,964
Cash and cash equivalents end of the year	$156,780	$73,164

Supplemental disclosures of cash paid for:
Interest	$1,533	$738
Income taxes	$618	$10,769

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2015 and results of operations for the three and six month periods ended June 30, 2015 and 2014.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended June 30, 2015				Ended June 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$686,451	$233,847	$(20,785)	$899,513	$682,049	$231,538	$(19,657)	$893,930
Transportation costs	614,289	204,280	(20,785)	797,784	611,351	203,651	(19,657)	795,345
Gross margin	72,162	29,567	-	101,729	70,698	27,887	-	98,585

Costs and expenses:
Salaries and benefits	35,288	3,549	-	38,837	32,047	3,509	-	35,556
Agent fees and commissions	14	16,672	-	16,686	5	15,539	-	15,544
General and administrative	13,194	1,569	-	14,763	12,817	1,864	-	14,681
Depreciation and amortization	1,647	320	-	1,967	1,538	339	-	1,877
Total costs and expenses	50,143	22,110	-	72,253	46,407	21,251	-	67,658

Operating income	$22,019	$7,457	$-	$29,476	$24,291	$6,636	$-	$30,927

Capital Expenditures	$8,550	$109	$-	$8,659	$13,223	$185	$-	$13,408

The following table summarizes our revenue by segment and business line (in thousands) for the quarter ended June 30:

	Three Months				Three Months
	Ended June 30, 2015				Ended June 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$464,904	$118,121	$(19,958)	$563,067	$455,763	$113,744	$(19,037)	$550,470
Truck brokerage	93,067	82,691	(417)	175,341	86,407	86,537	(91)	172,853
Logistics	128,480	33,035	(410)	161,105	139,879	31,257	(529)	170,607
Total revenue	$686,451	$233,847	$(20,785)	$899,513	$682,049	$231,538	$(19,657)	$893,930

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Six Months				Six Months
	Ended June 30, 2015				Ended June 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,329,894	$447,369	$(41,809)	$1,735,454	$1,335,458	$440,444	$(33,523)	$1,742,379
Transportation costs	1,194,547	391,859	(41,809)	1,544,597	1,200,262	388,311	(33,523)	1,555,050
Gross margin	135,347	55,510	-	190,857	135,196	52,133	-	187,329

Costs and expenses:
Salaries and benefits	70,948	7,365	-	78,313	65,384	7,264	-	72,648
Agent fees and commissions	29	31,483	-	31,512	16	29,194	-	29,210
General and administrative	25,392	3,442	-	28,834	26,557	3,556	-	30,113
Depreciation and amortization	3,265	662	-	3,927	3,055	880	-	3,935
Total costs and expenses	99,634	42,952	-	142,586	95,012	40,894	-	135,906

Operating income	$35,713	$12,558	$-	$48,271	$40,184	$11,239	$-	$51,423

Capital Expenditures	$23,548	$168	$-	$23,716	$46,103	$340	$-	$46,443

	As of June 30, 2015				As of December 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,073,007	$184,957	$(5,916)	$1,252,048	$1,030,722	$189,787	$(8,382)	$1,212,127
Goodwill	233,315	29,389	-	262,704	233,424	29,389	-	262,813

The following table summarizes our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2015				Ended June 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$885,855	$228,813	$(40,367)	$1,074,301	$891,195	$214,180	$(32,239)	$1,073,136
Truck brokerage	182,359	157,043	(582)	338,820	170,374	165,060	(536)	334,898
Logistics	261,680	61,513	(860)	322,333	273,889	61,204	(748)	334,345
Total revenue	$1,329,894	$447,369	$(41,809)	$1,735,454	$1,335,458	$440,444	$(33,523)	$1,742,379

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2015	2014	2015	2014

Net income for basic and diluted earnings per share	$18,467	$18,676	$28,743	$30,711

Weighted average shares outstanding - basic	35,986	36,674	36,071	36,667

Dilutive effect of stock options and restricted stock	89	140	51	102

Weighted average shares outstanding - diluted	36,075	36,814	36,122	36,769

Earnings per share - basic	$0.51	$0.51	$0.80	$0.84

Earnings per share - diluted	$0.51	$0.51	$0.80	$0.84

NOTE 4.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and long term debt approximated fair value as of June 30, 2015 and December 31, 2014.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of June 30, 2015 and December 31, 2014, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts.

Restricted investments, as of June 30, 2015 of $22.2 million and December 31, 2014 of $21.9 million included mutual funds which are reported at fair value.

The fair value measurement of these securities is based on quoted prices in active markets for identical assets which are defined as “Level 1” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 5.	Long-Term Debt and Financing Arrangements

We have standby letters of credit that expire at various dates in 2015 and 2016.  As of June 30, 2015, our letters of credit were $6.1 million.

Our unused and available borrowings under our bank revolving line of credit were $43.9 million as of both June 30, 2015 and December 31, 2014.  We were in compliance with our debt covenants as of June 30, 2015.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding debt is as follows (in thousands):

	Period Ended
	June 30,	December 31,
	2015	2014
Secured Equipment Notes due in June 2020 with monthly principal and interest payments of $0.1 million commencing in July 2015; interest is paid monthly at a fixed annual rate of 2.14%	$7,069	$-

Secured Equipment Notes due in March 2020 with monthly principal and interest payments of $0.04 million commencing in April 2015; interest is paid monthly at a fixed annual rate of 2.14%	2,222	-

Secured Equipment Notes due in January 2020 with monthly principal and interest payments of $0.2 million commencing in February 2015; interest is paid monthly at a fixed annual rate between 1.72% and 2.26%	8,416	-

Secured Equipment Notes due in December 2019 with monthly principal and interest payments of $0.2 million commencing in January 2015; interest is paid monthly at a fixed annual rate of 2.24%	12,115	13,387

Secured Equipment Notes due in November 2019 with monthly principal and interest payments of $0.5 million commencing in December 2014; interest is paid monthly at a fixed annual rate of 2.05%	25,260	28,429

Secured Equipment Notes due in September 2019 with monthly principal and interest payments of $0.4 million commencing in September 2014; interest is paid monthly at a fixed annual rate of 2.15%	20,483	22,772

Secured Equipment Notes due in February 2019 with monthly principal and interest payments of $0.4 million commencing in January 2014; interest is paid monthly at a fixed annual rate between 1.87% and 1.93%	18,547	21,016

Secured Equipment Notes due in June 2018 with quarterly principal and interest payments of $0.5 million commencing in August 2013; interest is paid quarterly at a fixed annual rate between 1.9% and 2.0%	5,577	6,475
	99,689	92,079

Less current portion	(23,387)	(19,619)
Total long-term debt	$76,302	$72,460

NOTE 6.	Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors.  The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $19.3 million and $27.2 million as of June 30, 2015 and December 31, 2014, respectively.  The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of June 30, 2015 and December 31, 2014.  However, upon default, we have the option to purchase the tractors.  We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees.  Alternatively, we can contract with another owner-operator who would assume the lease.  There were no material defaults during the quarter ended June 30, 2015 or the year ended December 31, 2014 and no potential material defaults.

We had a liability of approximately $0.2 million as of June 30, 2015 and $0.3 million as of December 31, 2014, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 7.	Commitments and Contingencies

In March 2015, we entered into an equipment purchase contract for the acquisition of 300 Freightliner tractors.  The total purchase price of these tractors, including the warranty, is approximately $43.4 million.  We expect to take delivery of the equipment between April and September 2015.  As of June 30, 2015, we have received 51 tractors, which we financed with secured fixed rate debt as further discussed in Note 5 of the consolidated financial statements.  We intend to finance the purchase of the remaining tractors with secured fixed rate debt.

NOTE 8.	Legal Matters

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc., now known as Hub Group Trucking, Inc. Mr. Robles drove a truck for Hub Group Trucking in California, first as an independent contractor and then as an employee. The action brought on behalf of a class comprised of present and former California-based truck drivers for Hub Group Trucking who were classified as independent contractors, from January 2009 to the present. The complaint alleges Hub Group Trucking has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code and claims that Hub Group Trucking has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver. These additional claims are only on behalf of Mr. Robles and not a putative class. In August 2013, the district court stayed proceedings in the case pending decisions by the Court of Appeals for the 9th Circuit to decide whether the claims in two cases raising some similar claims should be dismissed on federal preemption grounds. In July 2014, the Court of Appeals ruled that the claims in those cases were not preempted.

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times. Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, Hub Group Trucking decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of July 28, 2015, 93% of the California drivers have accepted the settlement offers.  In late 2014, Hub Group Trucking decided to convert its model from independent contractors to employee drivers.

On April 3, 2015, the Robles case was transferred to the U.S. District Court for the Western District of Tennessee (Western Division) in Memphis.  In May 2015, the plaintiffs in the Robles case filed a Second Amended Complaint (“SAC”) which names 334 current and former Hub Group Trucking drivers as “interested putative class members.”  In addition to reasserting their existing claims, the SAC includes claims post-conversion, added two new plaintiffs and seeks a judicial declaration that the settlement agreements are unenforceable.  In June 2015, Hub Group Trucking filed a motion to dismiss the SAC.

On September 12, 2014, a complaint was filed in the U.S. District Court for the Northern District of Illinois (Eastern Division) by Christian Lubinski against Hub Group Trucking. The action is brought on behalf of a class comprised of present and former owner-operators providing delivery services in Illinois for Hub Group Trucking. The complaint alleges Hub Group Trucking has misclassified such drivers as independent contractors and that such drivers are employees. The complaint alleges that Hub Group Trucking has made illegal deductions from the drivers’ pay and has failed to properly compensate the drivers for all hours worked, reimburse business expenses, pay employment taxes, and provide workers’ compensation and other employment benefits. The complaint asserts various violations of the Illinois Wage Payment and Collections Act and claims that Hub Group Trucking has been unjustly enriched. The complaint seeks, among other things, monetary damages for the relevant statutory period and attorneys’ fees.  On October 24, 2014, the Lubinski case was transferred to the U.S. District Court for the Western District of Tennessee (Western Division), in Memphis.  The parties are currently awaiting the judge’s ruling on Hub Group Trucking’s motion to dismiss.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Update No. 2014-09—Revenue from Contracts with Customers (Topic 606).  This Standard provides guidance on how to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The update provides two transition methods to the new guidance: a retrospective approach and a modified retrospective approach.  Early application is permitted for annual reporting periods beginning after December 15, 2016.  We plan to adopt this standard as required.  We are currently evaluating the transition method and effect this update will have on our consolidated financial statements.

NOTE 10.	Subsequent Events

In July 2015, we entered into an equipment purchase contract for the acquisition of 1,000 53’containers.  We expect the total cost of purchasing the containers to be approximately $10.5 million.  We expect to take delivery of the equipment between September and October 2015.  We intend to finance the purchase of the containers with secured fixed rate debt.

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

As of June 30, 2015, approximately 62% of Hub’s drayage needs were met by our subsidiary, Hub Group Trucking, Inc., which assists us in providing reliable, cost effective intermodal services to our customers.  Hub Group Trucking has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Columbus (OH), Dallas, Hammond (IN), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis and Stockton.   As of June 30, 2015, Hub Group Trucking leased or owned 1,190 tractors, leased or owned 448 trailers, employed 1,054 drivers and contracted with 1,670 owner-operators for their services and equipment.

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

Hub’s top 50 customers represent approximately 62% of the Hub segment revenue for the six months ended June 30, 2015.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 212 agents, consisting of 104 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 108 sales only agents.  Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis.  Mode’s top 20 customers represent approximately 35% of the Mode segment revenue for the six months ended June 30, 2015.  We closely monitor revenue and margin for these customers.  We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended June 30:

	Three Months				Three Months
	Ended June 30, 2015				Ended June 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$464,904	$118,121	$(19,958)	$563,067	$455,763	$113,744	$(19,037)	$550,470
Truck brokerage	93,067	82,691	(417)	175,341	86,407	86,537	(91)	172,853
Logistics	128,480	33,035	(410)	161,105	139,879	31,257	(529)	170,607
Total revenue	$686,451	$233,847	$(20,785)	$899,513	$682,049	$231,538	$(19,657)	$893,930

Revenue

Hub Group’s revenue increased 0.6% to $ 899.5 million in 2015 from $893.9 million in 2014.

The Hub segment revenue increased 0.6% to $686.5 million.   Intermodal revenue increased 2% to $464.9 million.  Intermodal volume was up 6%.  Price and mix were also up.  These increases were partially offset by a decline for fuel.  Truck brokerage revenue increased 8% to $93.1 million. Truck brokerage handled 14% more loads and fuel, mix and price combined were down 6%.  Logistics revenue decreased 8% to $128.5 million due to losing a customer in May and one customer taking a portion of its business in house.

Mode’s revenue increased 1.0% to $233.8 million in 2015 from $231.5 million in 2014.  Mode’s intermodal revenue increased 4% primarily due to an 8.5% increase in loads which was partially offset by a decline for fuel revenue.  Mode’s truck brokerage revenue decreased 4% primarily due to a decrease in revenue per load that was driven by lower fuel.  Mode’s logistics revenue increased 6%.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended June 30, 2015				Ended June 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$686,451	$233,847	$(20,785)	$899,513	$682,049	$231,538	$(19,657)	$893,930
Transportation costs	614,289	204,280	(20,785)	797,784	611,351	203,651	(19,657)	795,345
Gross margin	72,162	29,567	-	101,729	70,698	27,887	-	98,585

Costs and expenses:
Salaries and benefits	35,288	3,549	-	38,837	32,047	3,509	-	35,556
Agent fees and commissions	14	16,672	-	16,686	5	15,539	-	15,544
General and administrative	13,194	1,569	-	14,763	12,817	1,864	-	14,681
Depreciation and amortization	1,647	320	-	1,967	1,538	339	-	1,877
Total costs and expenses	50,143	22,110	-	72,253	46,407	21,251	-	67,658

Operating income	$22,019	$7,457	$-	$29,476	$24,291	$6,636	$-	$30,927

Transportation Costs

Hub Group’s transportation costs increased 0.3% to $797.8 million in 2015 from $795.3 million in 2014.  Transportation costs in 2015 consisted of purchased transportation costs of $699.6 million and equipment and driver related costs of $98.2 million compared to 2014 costs of purchased transportation of $688.7 million and equipment and driver related costs of $106.6 million.

The Hub segment transportation costs increased 0.5% to $614.3 million in 2015 from $611.4 million in 2014.  Hub segment transportation costs in 2015 included $516.8 million in purchased transportation up from $505.9 million in 2014.  The 2% increase in purchased transportation costs was due primarily to an increase in rail costs, higher volumes, an increase in purchased drayage services and 1.4 days worse utilization partially offset by a decrease in fuel costs.  Equipment and driver related costs decreased 8% to $97.5 million in 2015 from $105.5 million in 2014 due primarily to a decrease in fuel costs and a decrease in driver count.

The Mode segment transportation costs increased 0.3% to $204.3 million in 2015 from $203.7 million in 2014.  Mode segment transportation costs are primarily purchased transportation costs which increased due primarily to higher volume in all three business lines, partially offset by lower fuel costs.

Gross Margin

Hub Group’s gross margin increased 3.2% to $101.7 million in 2015 from $98.6 million in 2014.  Hub Group’s gross margin as a percentage of sales increased to 11.3% as compared to last year’s 11.0% margin.

The Hub segment gross margin increased 2.1% to $72.2 million.  The Hub segment margin increase of $1.5 million resulted from an increase in intermodal and truck brokerage gross margins partially offset by a decrease in logistics gross margin.  Intermodal gross margin increased because of a 6% increase in loads, price increases and more favorable mix.  Truck brokerage margin increased as a result of growth with targeted customer accounts including some seasonal business.  Logistics margin decreased due to loss of business.  As a percentage of revenue, the Hub segment gross margin increased to 10.5% in 2015 from 10.4% in 2014.  Intermodal gross margin as a percentage of sales declined 10 basis points because of the increased operational costs associated with worse utilization of 1.4 days and a slight deterioration in loaded miles.  Truck brokerage gross margin as a percentage of sales was up 60 basis points due to more value added services, price increases and better purchasing. Logistics gross margin as a percentage of sales was up 40 basis points due mostly to purchasing more cost effectively.

Mode’s gross margin increased to $29.6 million in 2015 from $27.9 million in 2014 due to margin growth in all three service lines.  Mode’s gross margin as a percentage of revenue increased to 12.6% in 2015 from 12.0% in 2014 due primarily to a 75 basis point improvement in intermodal yield and a 60 basis point improvement in truck brokerage yield.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	June 30,
	2015	2014

Revenue	100.0%	100.0%

Transportation costs	88.7	89.0

Gross margin	11.3	11.0

Costs and expenses:
Salaries and benefits	4.3	4.0
Agent fees and commissions	1.9	1.7
General and administrative	1.6	1.6
Depreciation and amortization	0.2	0.2
Total costs and expenses	8.0	7.5

Operating income	3.3	3.5

Salaries and Benefits

Hub Group’s salaries and benefits increased to $38.8 million in 2015 from $35.6 million in 2014.  As a percentage of revenue, Hub Group’s salaries and benefits increased to 4.3% in 2015 from 4.0% in 2014.

The Hub segment salaries and benefits increase of $3.2 million was due to an increase in salary expense of $2.1 million related to annual employee raises and a higher headcount.  Commissions expense, employee bonuses, and employee benefits each increased $0.3 million and payroll taxes are up $0.2 million.

Mode’s salaries and benefits expense remained consistent at $3.5 million in both 2015 and 2014.

Hub Group’s headcount as of June 30, 2015 was 1,575, which excludes drivers, as driver costs are included in transportation costs.  As of June 30, 2015, Mode had 118 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $16.7 million in 2015 from $15.5 million in 2014.  As a percentage of revenue, these expenses increased to 1.9% in 2015 from 1.7% in 2014.

The Mode segment agent fees and commissions increase of $1.1 million was due primarily to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $14.8 million in 2015 from $14.7 million in 2014.  These expenses, as a percentage of revenue, remained consistent at 1.6% in both 2015 and 2014.

The Hub segment increase of $0.4 million was due primarily to increases in software maintenance expense of $0.3 million, personal property taxes of $0.3 million and general expenses of $0.1 million.  These increases were partially offset by decreases in office expense, training expenses and general insurance of $0.1 million each.

Mode’s general and administrative expenses decreased to $1.6 million in 2015 from $1.9 million in 2014.  The decrease was primarily due to decreases in bad debts expense of $0.2 million and outside service expense of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $2.0 million in 2015 from $1.9 million in 2014.  This expense as a percentage of revenue remained constant at 0.2% in both 2015 and 2014.

The Hub segment increase in expense of $0.1 million was related primarily to more depreciation for computer hardware and software.

Mode’s depreciation expense remained consistent at $0.3 million in both 2015 and 2014.

Other Income (Expense)

Total other expense remained consistent at $0.4 million in 2015 and 2014. An increase in interest expense of $0.3 million related to our tractor and container debt was offset by foreign currency translation gains of $0.3 million.

Provision for Income Taxes

The provision for income taxes decreased to $10.6 million in 2015 from $11.8 million in 2014.  We provided for income taxes using an effective rate of 36.4% in 2015 and an effective rate of 38.8% in 2014.  The 2015 effective tax rate was lower primarily due to income tax changes enacted by the state of Missouri on May 6, 2015.  We expect our effective tax rate for the whole year to be approximately 38.0%.

Net Income

Net income decreased to $18.5 million in 2015 from $18.7 million in 2014 due primarily to higher operating expenses in 2015.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table summarizes our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2015				Ended June 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$885,855	$228,813	$(40,367)	$1,074,301	$891,195	$214,180	$(32,239)	$1,073,136
Truck brokerage	182,359	157,043	(582)	338,820	170,374	165,060	(536)	334,898
Logistics	261,680	61,513	(860)	322,333	273,889	61,204	(748)	334,345
Total revenue	$1,329,894	$447,369	$(41,809)	$1,735,454	$1,335,458	$440,444	$(33,523)	$1,742,379

Revenue

Hub Group’s revenue remained consistent at $1.7 billion in both 2015 and 2014.

The Hub segment revenue decreased 0.4% to $1.3 billion.  Intermodal revenue decreased 1% to $885.9 million primarily due to lower fuel revenue. Intermodal volume increased 3.5% and price and mix were both up.  Truck brokerage revenue increased 7% to $182.4 million due to a 9% volume increase partially offset by a 2% decline for price, fuel and mix combined.  Logistics revenue decreased 5% to $261.7 million related primarily to the loss of business.

Mode’s revenue increased 1.6% to $447.4 million in 2015 from $440.4 million in 2014.  Mode’s intermodal revenue increased 7% primarily due to a 13% increase in volume.  Truck brokerage revenue decreased 5% and logistics revenue increased 1%.

The following is a summary of operating results for our business segments (in thousands):

	Six Months				Six Months
	Ended June 30, 2015				Ended June 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,329,894	$447,369	$(41,809)	$1,735,454	$1,335,458	$440,444	$(33,523)	$1,742,379
Transportation costs	1,194,547	391,859	(41,809)	1,544,597	1,200,262	388,311	(33,523)	1,555,050
Gross margin	135,347	55,510	-	190,857	135,196	52,133	-	187,329

Costs and expenses:
Salaries and benefits	70,948	7,365	-	78,313	65,384	7,264	-	72,648
Agent fees and commissions	29	31,483	-	31,512	16	29,194	-	29,210
General and administrative	25,392	3,442	-	28,834	26,557	3,556	-	30,113
Depreciation and amortization	3,265	662	-	3,927	3,055	880	-	3,935
Total costs and expenses	99,634	42,952	-	142,586	95,012	40,894	-	135,906

Operating income	$35,713	$12,558	$-	$48,271	$40,184	$11,239	$-	$51,423

Transportation Costs

Hub Group’s transportation costs decreased 0.7% to $1.5 billion in 2015 from $1.6 billion in 2014.  Transportation costs in 2015 consisted of purchased transportation costs of $1.3 billion and equipment and driver related costs of $195.1 million compared to 2014 costs of purchased transportation of $1.3 billion and equipment and driver related costs of $207.9 million.

The Hub segment transportation costs remained consistent at $1.2 billion in both 2015 and 2014.  Hub segment transportation costs in 2015 included $1.0 billion in purchased transportation up from $994.4 million in 2014.  The 1% increase was due primarily to an increase in rail costs, higher volumes, an increase in purchased drayage services and 1.6 days worse utilization, partially offset by a decrease in fuel costs.  Equipment and driver related costs decreased 6% to $193.4 million in 2015 from $205.9 million in 2014 due primarily to a decrease in fuel costs and a decrease in driver count.

The Mode segment transportation costs increased 0.9% to $391.9 million in 2015 from $388.3 million in 2014.  Mode segment transportation costs are primarily purchased transportation costs which increased due primarily to higher volume in intermodal and truck brokerage, partially offset by lower fuel costs.

Gross Margin

Hub Group’s gross margin increased 1.9% to $190.9 million in 2015 from $187.3 million in 2014.

The Hub segment gross margin increased 0.1% to $135.3 million.  Hub’s $0.2 million gross margin increase came from truck brokerage and logistics.  Truck brokerage margin increased as a result of growth with targeted customer accounts including some seasonal business.  The logistics margin increase was a result of the increased business experienced in the first quarter with existing customers; this growth was offset partially in the second quarter by a margin decline due to a loss of business.

Intermodal margin declined in the first half of 2015 primarily as a result of increased operational costs associated with the West Coast port slow down, rail service issues and our driver model in California changing from independent contractors to employees.  The West Coast port situation caused network imbalances and operational inefficiencies

As a percentage of Hub segment revenue, gross margin increased to 10.2% in 2015 from 10.1% in 2014.  Logistics gross margin as a percentage of sales increased 100 basis points as a result of purchasing more cost effectively.  Truck brokerage gross margin as a percentage of sales increased 80 basis points due to more value added services, price increases and better purchasing. Intermodal gross margin percentage declined 40 basis points because of the increased operational costs noted above.

Mode’s gross margin increased 6.5% to $55.5 million in 2015 from $52.1 million in 2014 due primarily to growth in intermodal margin.  Mode’s gross margin as a percentage of revenue increased to 12.4% in 2015 from 11.8% in 2014.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended
	June 30,
	2015	2014

Revenue	100.0%	100.0%

Transportation costs	89.0	89.2

Gross margin	11.0	10.8

Costs and expenses:
Salaries and benefits	4.5	4.2
Agent fees and commissions	1.8	1.7
General and administrative	1.7	1.7
Depreciation and amortization	0.2	0.2
Total costs and expenses	8.2	7.8

Operating income	2.8	3.0

Salaries and Benefits

Hub Group’s salaries and benefits increased to $78.3 million in 2015 from $72.6 million in 2014.  As a percentage of revenue, salaries and benefits increased to 4.5% in 2015 from 4.2% in 2014.

The Hub segment increase of $5.6 million to $70.9 million in 2015 from $65.4 million in 2014 was due to increases in salaries expense of $2.9 million related to merit increases and increased headcount, $0.9 million of severance related to consolidating our Los Angeles customer service office, employee bonuses of $0.6 million, employee benefits and commission expense of $0.5 million each, and payroll taxes of $0.3 million.  These increases were partially offset by a decrease in compensation expense related to restricted stock of $0.2 million.

Mode’s salaries and benefits expense increased to $7.4 million in 2015 from $7.3 million in 2014.  The increase was due primarily to an increase in compensation expense related to restricted stock.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $31.5 million in 2015 from $29.2 million in 2014.  As a percentage of revenue, these expenses increased to 1.8% in 2015 from 1.7% in 2014.

The Mode segment agent fees and commissions increase of $2.3 million was due primarily to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses decreased to $28.8 million in 2015 from $30.1 million in 2014.  As a percentage of revenue, these expenses remained consistent at 1.7% in both 2015 and 2014.

The Hub segment decrease in general and administrative expense to $25.4 million in 2015 from $26.6 million in 2014 was due primarily to decreases in professional services expense of $1.4 million, equipment leases and training expenses of $0.2 million each, as well as rent expense and general insurance expense of $0.1 million each.  These decreases were partially offset by increases in software maintenance of $0.4 million, personal property taxes of $0.3 million and bank charges of $0.1 million.

Mode’s general and administrative expenses decreased to $3.4 million in 2015 from $3.6 million in 2014.  The decrease was primarily due to decreases in bad debt expense and professional services expense of $0.1 million each.

Depreciation and Amortization

Hub Group’s depreciation and amortization remained consistent at $3.9 million in both 2015 and 2014.  This expense as a percentage of revenue remained constant at 0.2% in both 2015 and 2014.

The Hub segment’s depreciation expense increased to $3.3 million in 2015 from $3.1 million in 2014.  This increase of $0.2 million was related primarily to depreciation for computer hardware and software.

Mode’s depreciation decreased to $0.7 million for 2015 as compared to $0.9 million in 2014.  The decrease in expense was primarily related to less depreciation related to computer software.

Other Income (Expense)

Total other expense increased to $2.6 million in 2015 from $1.0 million in 2014 due primarily to foreign currency translation losses and the increased interest expense related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes decreased to $16.9 million in 2015 from $19.7 million in 2014.  Our effective rate was 37.1% in 2015 and 39.1% in 2014.  The 2015 effective tax rate was lower primarily due to income tax changes enacted by the state of Missouri on May 6, 2015.  We expect our effective tax rate for the whole year to be approximately 38.0%.

Net Income

Net income decreased to $28.7 million in 2015 from $30.7 million in 2014 due primarily to higher operating expenses in 2015.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2015, we funded operations, capital expenditures, capital leases, purchase of treasury stock, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, cash on hand and proceeds from the issuance of long-term debt.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the six months ended June 30, 2015 was approximately $80.4 million, which resulted primarily from income of $28.7 million adjusted for non-cash charges of $24.0 million and a change in operating assets and liabilities of $27.7 million. The $48.8 million increase in cash provided by operating activities for 2015 compared to 2014 was attributed primarily to the timing of customer payments, the use of prepaid taxes and additional accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2015 was $23.6 million.  Capital expenditures of $23.7 million related primarily to containers of $10.2 million, tractors of $8.7 million, transportation equipment of $1.9 million and the remainder for technology investments.  We expect capital expenditures to be between $85 million and $95 million in 2015.

Net cash used in investing activities for the six months ended June 30, 2014 was $46.1 million.  The decrease in net cash used in investing activities of $22.5 million in 2015 versus 2014 was due primarily to purchasing fewer tractors in 2015 and having nominal purchases related to our corporate headquarters.

The net cash used in financing activities for the six months ended June 30, 2015 was $9.8 million, which resulted from the purchase of treasury stock of $13.4 million, repayment of long-term debt of $10.9 million, stock tendered for payments of withholding taxes of $2.9 million and capital lease payments of $1.2 million partially offset by proceeds from the issuance of debt of $18.5 million and excess tax benefits from share-based compensation of $0.1 million.

The net cash provided by financing activities for the six months ended June 30, 2014 was $18.7 million.  The increase in the net cash used in financing activities of $28.5 million in 2015 compared to 2014 was due primarily to an increase in the purchase of treasury shares of $13.4 million and higher repayments of long term debt of $8.4 million as well as a decrease in the proceeds from the issuance of debt of $6.8 million.

We have standby letters of credit that expire at various dates in 2015.  As of June 30, 2015, our letters of credit were $6.1 million.

As further discussed in Note 5 of the consolidated financial statements, during the six months ended June 30, 2015, we incurred additional borrowings of $18.5 million, which require monthly principal and interest payments of $0.3 million through June 2020.

Our unused and available borrowings under our bank revolving line of credit were $43.9 million as of both June 30, 2015 and December 31, 2014.  We were in compliance with our debt covenants as of June 30, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and six months ended June 30, 2015. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 5 to the Consolidated Financial Statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended June 30, 2015.

As of June 30, 2015 and December 31, 2014, other than our outstanding letters of credit, we had no outstanding obligations under our bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2015, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2015.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.  Legal Proceedings

During the six months ended June 30, 2015, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, except (i) those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters” of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, and (ii) those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters”, which is incorporated herein by reference.

Item 1A.  Risk Factors

During the six months ended June 30, 2015, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2014, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  This authorization expires December 31, 2015. We purchased 341,020 shares under this authorization during the six months ended June 30, 2015.  There were no shares purchased during the second quarter of 2015.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
April 1 to April 30	-	$-	-	$43,557
May 1 to May 31	-	$-	-	$43,557
June 1 to June 30	-	$-	-	$43,557
Total	-	$-	-	$43,557

This table excludes 3,104 shares we purchased for $0.1 million during the three months ended June 30, 2015 related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	July 31, 2015	/s/ Terri A. Pizzuto
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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.