Form 10-Q
period 2015-09-30
HUB GROUP INC
filed 2015-10-30
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015 or

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

On October 26, 2015, the registrant had 35,698,057 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$183,547	$109,769
Accounts receivable trade, net	411,849	401,803
Accounts receivable other	9,206	24,886
Prepaid taxes	1,358	14,937
Deferred taxes	7,712	4,816
Prepaid expenses and other current assets	15,797	14,355
TOTAL CURRENT ASSETS	629,469	570,566

Restricted investments	20,555	21,944
Property and equipment, net	350,726	338,327
Other intangibles, net	13,463	14,434
Goodwill, net	262,649	262,813
Other assets	4,099	4,043
TOTAL ASSETS	$1,280,961	$1,212,127

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$273,284	$256,345
Accounts payable other	25,726	21,333
Accrued payroll	21,037	16,192
Accrued other	45,920	43,523
Current portion of capital lease	2,584	2,504
Current portion of long term debt	25,929	19,619
TOTAL CURRENT LIABILITIES	394,480	359,516

Long term debt	80,690	72,460
Non-current liabilities	19,562	22,929
Long term portion of capital lease	13,974	15,937
Deferred taxes	148,754	140,501

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2015 and 2014	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2015 and 2014; 35,698,057 shares outstanding in 2015 and 36,247,324 shares outstanding in 2014	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2015 and 2014	7	7
Additional paid-in capital	169,979	171,235
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	638,384	589,809
Accumulated other comprehensive loss	(177)	(77)
Treasury stock; at cost, 5,526,735 shares in 2015 and 4,977,468 shares in 2014	(169,646)	(145,144)
TOTAL STOCKHOLDERS' EQUITY	623,501	600,784
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,280,961	$1,212,127

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months Ended
	Ended September 30,		September 30,
	2015	2014	2015	2014

Revenue	$899,869	$913,386	$2,635,323	$2,655,765
Transportation costs	794,805	820,190	2,339,402	2,375,240
Gross margin	105,064	93,196	295,921	280,525

Costs and expenses:
Salaries and benefits	36,357	30,868	114,670	103,516
Agent fees and commissions	17,862	16,592	49,374	45,802
General and administrative	15,461	13,868	44,295	43,981
Depreciation and amortization	1,966	1,967	5,893	5,902
Driver settlements and related costs	-	10,343	-	10,343
Impairment of software	-	11,881	-	11,881
Total costs and expenses	71,646	85,519	214,232	221,425

Operating income	33,418	7,677	81,689	59,100

Other income (expense):
Interest expense	(757)	(361)	(2,218)	(1,166)
Interest and dividend income	22	(4)	47	21
Other, net	(952)	39	(2,095)	(191)
Total other expense	(1,687)	(326)	(4,266)	(1,336)

Income before provision for income taxes	31,731	7,351	77,423	57,764

Provision for income taxes	11,899	2,860	28,848	22,562

Net income	$19,832	$4,491	$48,575	$35,202

Other comprehensive (loss) income:
Foreign currency translation adjustments	(80)	14	(100)	47

Total comprehensive income	$19,752	$4,505	$48,475	$35,249

Basic earnings per common share	$0.55	$0.12	$1.35	$0.96

Diluted earnings per common share	$0.55	$0.12	$1.35	$0.96

Basic weighted average number of shares outstanding	35,769	36,676	35,970	36,670
Diluted weighted average number of shares outstanding	35,903	36,858	36,049	36,799

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net Income	$48,575	$35,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,662	21,165
Impairment of software	-	11,881
Deferred taxes	5,757	8,288
Compensation expense related to share-based compensation plans	5,843	6,238
Gain on sale of assets	(116)	(20)
Excess tax benefits from share based compensation	(40)	-
Changes in operating assets and liabilities:
Restricted investments	1,389	(875)
Accounts receivable, net	6,540	(49,102)
Prepaid taxes	13,579	(5,794)
Prepaid expenses and other current assets	(1,442)	(7,104)
Other assets	(56)	(1,572)
Accounts payable	21,308	38,281
Accrued expenses	8,337	2,581
Non-current liabilities	(3,505)	(534)
Net cash provided by operating activities	132,831	58,635

Cash flows from investing activities:
Proceeds from sale of equipment	922	420
Purchases of property and equipment	(40,951)	(75,881)
Net cash used in investing activities	(40,029)	(75,461)

Cash flows from financing activities:
Proceeds from issuance of debt	31,376	49,268
Repayments of long term debt	(16,836)	(4,198)
Stock tendered for payments of withholding taxes	(2,902)	(3,184)
Purchase of treasury stock	(28,823)	-
Capital lease payments	(1,883)	(1,632)
Excess tax benefits from share-based compensation	166	434
Net cash (used in) provided by financing activities	(18,902)	40,688

Effect of exchange rate changes on cash and cash equivalents	(122)	1

Net increase in cash and cash equivalents	73,778	23,863
Cash and cash equivalents beginning of the period	109,769	68,964
Cash and cash equivalents end of the period	$183,547	$92,827

Supplemental disclosures of cash paid for:
Interest	$2,227	$1,036
Income taxes	$6,469	$20,069

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2015 and results of operations for the three and nine month periods ended September 30, 2015 and 2014.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended September 30, 2015				Ended September 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$680,559	$239,375	$(20,065)	$899,869	$691,835	$245,421	$(23,870)	$913,386
Transportation costs	606,081	208,789	(20,065)	794,805	627,752	216,308	(23,870)	820,190
Gross margin	74,478	30,586	-	105,064	64,083	29,113	-	93,196

Costs and expenses:
Salaries and benefits	32,917	3,440	-	36,357	27,428	3,440	-	30,868
Agent fees and commissions	14	17,848	-	17,862	15	16,577	-	16,592
General and administrative	13,659	1,802	-	15,461	12,144	1,724	-	13,868
Depreciation and amortization	1,647	319	-	1,966	1,627	340	-	1,967
Driver settlement and related costs	-	-	-	-	10,343	-	-	10,343
Impairment of software	-	-	-	-	11,881	-	-	11,881
Total costs and expenses	48,237	23,409	-	71,646	63,438	22,081	-	85,519

Operating income	$26,241	$7,177	$-	$33,418	$645	$7,032	$-	$7,677

Capital Expenditures	$15,817	$1,418	$-	$17,235	$29,287	$151	$-	$29,438

The following table summarizes our revenue by segment and business line (in thousands) for the quarter ended September 30:

	Three Months				Three Months
	Ended September 30, 2015				Ended September 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$459,921	$124,009	$(18,699)	$565,231	$460,935	$123,438	$(22,626)	$561,747
Truck brokerage	83,828	80,612	(696)	163,744	84,208	87,420	(181)	171,447
Logistics	136,810	34,754	(670)	170,894	146,692	34,563	(1,063)	180,192
Total revenue	$680,559	$239,375	$(20,065)	$899,869	$691,835	$245,421	$(23,870)	$913,386

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Nine Months				Nine Months
	Ended September 30, 2015				Ended September 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,010,453	$686,744	$(61,874)	$2,635,323	$2,027,293	$685,865	$(57,393)	$2,655,765
Transportation costs	1,800,628	600,648	(61,874)	2,339,402	1,828,014	604,619	(57,393)	2,375,240
Gross margin	209,825	86,096	-	295,921	199,279	81,246	-	280,525

Costs and expenses:
Salaries and benefits	103,865	10,805	-	114,670	92,812	10,704	-	103,516
Agent fees and commissions	43	49,331	-	49,374	31	45,771	-	45,802
General and administrative	39,051	5,244	-	44,295	38,701	5,280	-	43,981
Depreciation and amortization	4,912	981	-	5,893	4,682	1,220	-	5,902
Driver settlement and related costs	-	-	-	-	10,343	-	-	10,343
Impairment of software	-	-	-	-	11,881	-	-	11,881
Total costs and expenses	147,871	66,361	-	214,232	158,450	62,975	-	221,425

Operating income	$61,954	$19,735	$-	$81,689	$40,829	$18,271	$-	$59,100

Capital Expenditures	$39,365	$1,586	$-	$40,951	$75,390	$491	$-	$75,881

	As of September 30, 2015				As of December 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,108,594	$178,457	$(6,090)	$1,280,961	$1,030,722	$189,787	$(8,382)	$1,212,127
Goodwill	233,260	29,389	-	262,649	233,424	29,389	-	262,813

The following table summarizes our revenue by segment and business line (in thousands) for the nine months ended September 30:

	Nine Months				Nine Months
	Ended September 30, 2015				Ended September 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,345,776	$352,822	$(59,066)	$1,639,532	$1,352,130	$337,618	$(54,865)	$1,634,883
Truck brokerage	266,187	237,655	(1,278)	502,564	254,582	252,480	(717)	506,345
Logistics	398,490	96,267	(1,530)	493,227	420,581	95,767	(1,811)	514,537
Total revenue	$2,010,453	$686,744	$(61,874)	$2,635,323	$2,027,293	$685,865	$(57,393)	$2,655,765

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2015	2014	2015	2014

Net income for basic and diluted earnings per share	$19,832	$4,491	$48,575	$35,202

Weighted average shares outstanding - basic	35,769	36,676	35,970	36,670

Dilutive effect of stock options and restricted stock	134	182	79	129

Weighted average shares outstanding - diluted	35,903	36,858	36,049	36,799

Earnings per share - basic	$0.55	$0.12	$1.35	$0.96

Earnings per share - diluted	$0.55	$0.12	$1.35	$0.96

NOTE 4.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and long term debt approximated fair value as of September 30, 2015 and December 31, 2014.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of September 30, 2015 and December 31, 2014, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts and Savings Accounts.

Restricted investments, as of September 30, 2015 of $20.6 million and December 31, 2014 of $21.9 million, included mutual funds which are reported at fair value.

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). Cash and cash equivalents, accounts receivable and accounts payable are defined as “Level 1”, while long term debt is defined as “Level 2” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 5.	Long-Term Debt and Financing Arrangements

We have standby letters of credit that expire at various dates in 2016.  As of September 30, 2015, our letters of credit were $7.1 million.

Our unused and available borrowings under our bank revolving line of credit were $42.9 million as of September 30, 2015 and $43.9 million as of December 31, 2014.  We were in compliance with our debt covenants as of September 30, 2015.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	Period Ended
	September 30,	December 31,
	2015	2014
Secured Equipment Notes due in September 2020 with monthly principal and interest payments of $0.2 million commencing in October 2015; interest is paid monthly at a fixed annual rate of 1.84%	$12,828	$-

Secured Equipment Notes due in June 2020 with monthly principal and interest payments of $0.1 million commencing in July 2015; interest is paid monthly at a fixed annual rate of 2.14%	6,733	-

Secured Equipment Notes due in March 2020 with monthly principal and interest payments of $0.04 million commencing in April 2015; interest is paid monthly at a fixed annual rate of 2.14%	2,110	-

Secured Equipment Notes due in January 2020 with monthly principal and interest payments of $0.2 million commencing in February 2015; interest is paid monthly at a fixed annual rate between 1.72% and 2.26%	7,975	-

Secured Equipment Notes due in December 2019 with monthly principal and interest payments of $0.2 million commencing in January 2015; interest is paid monthly at a fixed annual rate of 2.24%	11,473	13,387

Secured Equipment Notes due in November 2019 with monthly principal and interest payments of $0.5 million commencing in December 2014; interest is paid monthly at a fixed annual rate of 2.05%	23,891	28,429

Secured Equipment Notes due in September 2019 with monthly principal and interest payments of $0.4 million commencing in September 2014; interest is paid monthly at a fixed annual rate of 2.15%	19,330	22,772

Secured Equipment Notes due in February 2019 with monthly principal and interest payments of $0.4 million commencing in January 2014; interest is paid monthly at a fixed annual rate between 1.87% and 1.93%	17,218	21,016

Secured Equipment Notes due in June 2018 with quarterly principal and interest payments of $0.5 million commencing in August 2013; interest is paid quarterly at a fixed annual rate between 1.9% and 2.0%	5,061	6,475
	106,619	92,079

Less current portion	(25,929)	(19,619)
Total long-term debt	$80,690	$72,460

NOTE 6.	Guarantees

As a recruiting tool for our drivers, we are guaranteeing certain drivers’ lease payments for tractors.  The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $16.0 million and $27.2 million as of September 30, 2015 and December 31, 2014, respectively.  The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of September 30, 2015 and December 31, 2014.  However, upon default, we have the option to purchase the tractors.  We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees.  Alternatively, we can contract with another owner-operator who would assume the lease.  There were no material defaults during the quarter ended September 30, 2015 or the year ended December 31, 2014 and no potential material defaults.

We had a liability of approximately $0.2 million as of September 30, 2015 and $0.3 million as of December 31, 2014, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 7.	Commitments and Contingencies

In March 2015, we entered into an equipment purchase contract for the acquisition of 300 Freightliner tractors.  The total purchase price of these tractors, including the warranty, is approximately $43.4 million.  As of September 30, 2015, we have received 156 tractors, 142 of which we have financed with secured fixed rate debt as further discussed in Note 5 of the consolidated financial statements.  We expect to take delivery of the remaining tractors by the end of the year.

In July 2015, we entered into an equipment purchase contract for the acquisition of 1,000 53’ domestic containers.  The total purchase price of these containers is $10.5 million.  As of September 30, 2015, we have received 175 containers.  We expect to take delivery of the remaining containers by the end of November.

NOTE 8.	Legal Matters

Robles

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc., now known as Hub Group Trucking, Inc. Mr. Robles drove a truck for Hub Group Trucking in California, first as an independent contractor and then as an employee. The action brought on behalf of a class comprised of present and former California-based truck drivers for Hub Group Trucking who were classified as independent contractors, from January 2009 to the present. The complaint alleges Hub Group Trucking has misclassified such drivers as independent contractors and that such drivers were employees. The complaint asserts various violations of the California Labor Code and claims that Hub Group Trucking has engaged in unfair competition practices. The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver. These additional claims are only on behalf of Mr. Robles and not a putative class. In August 2013, the district court stayed proceedings in the case pending decisions by the Court of Appeals for the Ninth Circuit to decide whether the claims in two cases raising some similar claims should be dismissed on federal preemption grounds. In July 2014, the Court of Appeals ruled that the claims in those cases were not preempted.

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times. Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, Hub Group Trucking decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of September 30, 2015, 93% of the California drivers have accepted the settlement offers.  In late 2014, Hub Group Trucking decided to convert its model from independent contractors to employee drivers in California.

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

Private Attorneys General Act Action

On August 5, 2015, the Plaintiffs’ law firm in the Robles case filed a lawsuit in state court in San Bernardino County, California on behalf of 63 named Plaintiffs against Hub Group Trucking and five Hub employees.  The lawsuit alleges claims similar to those being made in Robles and seeks monetary penalties under the Private Attorneys General Act.  Of the 63 named Plaintiffs, at least 58 of them previously accepted the settlement offers referenced above.

Lubinski

On September 12, 2014, a complaint was filed in the U.S. District Court for the Northern District of Illinois (Eastern Division) by Christian Lubinski against Hub Group Trucking. The action was brought on behalf of a class comprised of present and former owner-operators providing delivery services in Illinois for Hub Group Trucking. The complaint alleged Hub Group Trucking misclassified such drivers as independent contractors and that such drivers were employees. The complaint alleged that Hub Group Trucking made illegal deductions from the drivers’ pay and failed to properly compensate the drivers for all hours worked, reimburse business expenses, pay employment taxes, and provide workers’ compensation and other employment benefits. The complaint asserted various violations of the Illinois Wage Payment and Collections Act and claimed that Hub Group Trucking was unjustly enriched. The complaint sought, among other things, monetary damages for the relevant statutory period and attorneys’ fees.  On October 24, 2014, the Lubinski case was transferred to the U.S. District Court for the Western District of Tennessee (Western

Division), in Memphis.  On September 22, 2015, the court granted Hub Group Trucking’s motion to dismiss Lubinski’s Illinois law claims with prejudice based on the contractual choice of law provision providing that Tennessee law governed.  The court denied as moot Hub Group Trucking’s motion to dismiss based on federal preemption.  On October 2, 2015, Lubinski appealed this order to the United States Court of Appeals for the Sixth Circuit in Cincinnati.

We cannot reasonably estimate at this time the possible loss or range of loss, if any, that may arise from the remaining unresolved claims in the above mentioned lawsuits.

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

As of September 30, 2015, approximately 61% of Hub’s drayage needs were met by our subsidiary, Hub Group Trucking, Inc., which assists us in providing reliable, cost effective intermodal services to our customers.  Hub Group Trucking has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Columbus (OH), Dallas, Hammond (IN), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Los Angeles, Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis and Stockton.   As of September 30, 2015, Hub Group Trucking leased or owned 1,210 tractors, leased or owned 448 trailers, employed 1,074 drivers and contracted with 1,683 owner-operators for their services and equipment.

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

Hub’s yield management group works with pricing, account management and operations to enhance Hub’s customer margins.  We are working on margin enhancement projects including matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, reducing our drayage costs, and reviewing and improving low contribution freight.

Hub’s top 50 customers represent approximately 61% of the Hub segment revenue for the nine months ended September 30, 2015.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 196 agents, consisting of 98 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 98 sales only agents.  Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis.  Mode’s top 20 customers represent approximately 35% of the Mode segment revenue for the nine months ended September 30, 2015.  We closely monitor revenue and margin for these customers.  We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended September 30:

	Three Months				Three Months
	Ended September 30, 2015				Ended September 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$459,921	$124,009	$(18,699)	$565,231	$460,935	$123,438	$(22,626)	$561,747
Truck brokerage	83,828	80,612	(696)	163,744	84,208	87,420	(181)	171,447
Logistics	136,810	34,754	(670)	170,894	146,692	34,563	(1,063)	180,192
Total revenue	$680,559	$239,375	$(20,065)	$899,869	$691,835	$245,421	$(23,870)	$913,386

Revenue

Hub Group’s revenue decreased 1.5% to $ 899.9 million in 2015 from $913.4 million in 2014.

The Hub segment revenue decreased 1.6% to $680.6 million.   Intermodal revenue decreased 0.2% to $459.9 million due to a decline in fuel revenue.  This decrease was partially offset by an increase in intermodal volume of 3.5% and an increase in price and mix.  Truck brokerage revenue decreased 0.5% to $83.8 million.  Truck brokerage handled 13.6% more loads, but fuel, mix and price combined were down 14.1% causing the 0.5% decrease in revenue.  Logistics revenue decreased 6.7% to $136.8 million due to losing a customer in May and one customer selling a portion of its business and taking another portion of its business in house.

Mode’s revenue decreased 2.5% to $239.4 million in 2015 from $245.4 million in 2014.  Mode’s intermodal revenue increased 0.5% primarily due to a 5.6% increase in loads which was partially offset by a decline in fuel revenue.  Mode’s truck brokerage revenue decreased 7.8% primarily due to a decrease in revenue per load that was driven by lower fuel.  Mode’s logistics revenue increased 0.6%.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended September 30, 2015				Ended September 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$680,559	$239,375	$(20,065)	$899,869	$691,835	$245,421	$(23,870)	$913,386
Transportation costs	606,081	208,789	(20,065)	794,805	627,752	216,308	(23,870)	820,190
Gross margin	74,478	30,586	-	105,064	64,083	29,113	-	93,196

Costs and expenses:
Salaries and benefits	32,917	3,440	-	36,357	27,428	3,440	-	30,868
Agent fees and commissions	14	17,848	-	17,862	15	16,577	-	16,592
General and administrative	13,659	1,802	-	15,461	12,144	1,724	-	13,868
Depreciation and amortization	1,647	319	-	1,966	1,627	340	-	1,967
Driver settlement and related costs	-	-	-	-	10,343	-	-	10,343
Impairment of software	-	-	-	-	11,881	-	-	11,881
Total costs and expenses	48,237	23,409	-	71,646	63,438	22,081	-	85,519

Operating income	$26,241	$7,177	$-	$33,418	$645	$7,032	$-	$7,677

Transportation Costs

Hub Group’s transportation costs decreased 3.1% to $794.8 million in 2015 from $820.2 million in 2014.  Transportation costs in 2015 consisted of purchased transportation costs of $697.4 million and equipment and driver related costs of $97.4 million compared to 2014 costs of purchased transportation of $710.1 million and equipment and driver related costs of $110.1 million.

The Hub segment transportation costs decreased 3.5% to $606.1 million in 2015 from $627.8 million in 2014.  Hub segment transportation costs in 2015 included $509.7 million in purchased transportation down from $518.8 million in 2014.  The 2% decrease in purchased transportation costs was due primarily to a decrease in fuel costs, partially offset by an increase in rail costs, higher volumes and an increase in purchased drayage.  Equipment and driver related costs decreased 11.5% to $96.4 million in 2015 from $108.9 million in 2014 due primarily to a decrease in fuel costs and a decrease in driver count partially offset by an increase in claim costs.

The Mode segment transportation costs decreased 3.5% to $208.8 million in 2015 from $216.3 million in 2014.  Mode segment transportation costs are primarily purchased transportation costs which decreased due primarily to lower fuel costs, partially offset by higher volume in intermodal and truck brokerage.

Gross Margin

Hub Group’s gross margin increased 12.7% to $105.1 million in 2015 from $93.2 million in 2014.  Hub Group’s gross margin as a percentage of sales increased to 11.7% as compared to last year’s 10.2% margin.

The Hub segment gross margin increased 16.2% to $74.5 million.  The Hub segment margin increase of $10.4 million resulted from an increase in all three business lines.  Intermodal gross margin increased because of a 3.5% increase in loads, price increases and more favorable mix.  Truck brokerage margin increased as a result of growth with targeted customer accounts including some seasonal business.  Logistics margin increased due to providing additional services to existing accounts and growth with new customers.  As a percentage of revenue, the Hub segment gross margin increased to 10.9% in 2015 from 9.3% in 2014.  Intermodal gross margin as a percentage of sales increased 180 basis points because of price increases, improved accessorial cost recovery and effectively using our new load acceptance optimization tool.  Truck brokerage gross margin as a percentage of sales was up 240 basis points due to more value added services, price increases and better purchasing.  Logistics gross margin as a percentage of sales was up 80 basis points due to purchasing more cost effectively and price increases.

Mode’s gross margin increased to $30.6 million in 2015 from $29.1 million in 2014 due to margin growth in all three service lines.  Mode’s gross margin as a percentage of revenue increased to 12.8% in 2015 from 11.9% in 2014 due primarily to a 70 basis point improvement in intermodal yield and a 110 basis point improvement in truck brokerage yield.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	September 30,
	2015	2014

Revenue	100.0%	100.0%

Transportation costs	88.3	89.8

Gross margin	11.7	10.2

Costs and expenses:
Salaries and benefits	4.1	3.4
Agent fees and commissions	2.0	1.9
General and administrative	1.7	1.5
Depreciation and amortization	0.2	0.2
Driver settlement and related costs	0.0	1.1
Impairment of software	0.0	1.3
Total costs and expenses	8.0	9.4

Operating income	3.7	0.8

Salaries and Benefits

Hub Group’s salaries and benefits increased to $36.4 million in 2015 from $30.9 million in 2014.  As a percentage of revenue, Hub Group’s salaries and benefits increased to 4.1% in 2015 from 3.4% in 2014.

The Hub segment salaries and benefits increase of $5.5 million was due to an increase in employee bonuses of $3.5 million, salary expense of $1.9 million related to merit increases and increased headcount, payroll taxes of $0.4 million and commissions of $0.2 million.  These increases were partially offset by decreases in compensation expense related to restricted stock of $0.4 million and employee benefits of $0.1 million.

Mode’s salaries and benefits expense remained consistent at $3.4 million in both 2015 and 2014.

Hub Group’s headcount as of September 30, 2015 was 1,582, which excludes drivers, as driver costs are included in transportation costs.  As of September 30, 2015, Mode had 117 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $17.9 million in 2015 from $16.6 million in 2014.  As a percentage of revenue, these expenses increased to 2.0% in 2015 from 1.9% in 2014.

The Mode segment agent fees and commissions increase of $1.3 million was due primarily to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $15.5 million in 2015 from $13.9 million in 2014.  These expenses, as a percentage of revenue, increased to 1.7% in 2015 from 1.5% in 2014.

The Hub segment increase of $1.5 million was due primarily to increases in outside consultant fees of $1.0 million, equipment leases of $0.2 million as well as bad debt, travel and entertainment, repairs and maintenance and rent expense of $0.1 million each.  These increases were partially offset by a decrease in general expenses of $0.1 million.

Mode’s general and administrative expenses increased to $1.8 million in 2015 from $1.7 million in 2014.  The increase was primarily due to an increase in bad debt expense.

Depreciation and Amortization

Hub Group’s depreciation and amortization remained consistent at $2.0 million in both 2015 and 2014.  This expense as a percentage of revenue remained constant at 0.2% in both 2015 and 2014.

The Hub segment depreciation expense remained consistent at $1.6 million in both 2015 and 2014.

Mode’s depreciation expense remained consistent at $0.3 million in both 2015 and 2014.

Driver Settlements and Related Costs

In the third quarter of 2014, the Hub segment recorded a charge of $10.3 million related to California driver settlements and conversions.  This charge included $9.3 million in settlements for individual drivers and $1.0 million of related legal, communication and implementation costs.  This expense as a percentage of revenue was 1.1% in 2014.  In 2015, there were no such costs.

Impairment of Software

In the third quarter of 2014, the Hub segment recorded a charge of $11.9 million related to the write-off of software development costs as a result of our decision to terminate a long-term technology project.  This expense as a percentage of revenue was 1.3% in 2014.  In 2015, there were no such costs.

Other Income (Expense)

Total other expense increased to $1.7 million in 2015 from $0.3 million in 2014 due primarily to foreign currency translation losses and the increased interest expense related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes increased to $11.9 million in 2015 from $2.9 million in 2014.  We provided for income taxes using an effective rate of 37.5% in 2015 and an effective rate of 38.9% in 2014.  The 2015 effective tax rate was lower primarily due to a cumulative decrease in state taxes net of federal benefit, resulting from changes several states made to taxable income apportionment rules.  We expect our effective tax rate for the fourth quarter to be approximately 37.5%.

Net Income

Net income increased to $19.8 million in 2015 from $4.5 million in 2014 due to higher gross margin and lower operating expenses, which were partially offset by higher tax expense.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table summarizes our revenue by segment and business line (in thousands) for the nine months ended September 30:

	Nine Months				Nine Months
	Ended September 30, 2015				Ended September 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,345,776	$352,822	$(59,066)	$1,639,532	$1,352,130	$337,618	$(54,865)	$1,634,883
Truck brokerage	266,187	237,655	(1,278)	502,564	254,582	252,480	(717)	506,345
Logistics	398,490	96,267	(1,530)	493,227	420,581	95,767	(1,811)	514,537
Total revenue	$2,010,453	$686,744	$(61,874)	$2,635,323	$2,027,293	$685,865	$(57,393)	$2,655,765

Revenue

Hub Group’s revenue decreased to $2.6 billion in 2015 from $2.7 billion in 2014.

The Hub segment revenue remained consistent at $2.0 billion in both 2015 and 2014.  Intermodal revenue decreased 0.5% to $1.3 billion primarily due to lower fuel revenue. Intermodal volume increased 3.5% and price and mix were both up.  Truck brokerage revenue increased 4.6% to $266.2 million due to a 10.2% volume increase partially offset by a 5.6% decline for price, fuel and mix combined.  Logistics revenue decreased 5.3% to $398.5 million related primarily to losing a customer and one customer selling a portion of its business and taking another portion of its business in house.

Mode’s revenue increased 0.1% to $686.7 million in 2015 from $685.9 million in 2014.  Mode’s intermodal revenue increased 4.5% primarily due to a 10.5% increase in volume.  Truck brokerage revenue decreased 5.9% due to less fuel revenue.  Logistics revenue increased 0.5% due to growth with new customers.

The following is a summary of operating results for our business segments (in thousands):

	Nine Months				Nine Months
	Ended September 30, 2015				Ended September 30, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,010,453	$686,744	$(61,874)	$2,635,323	$2,027,293	$685,865	$(57,393)	$2,655,765
Transportation costs	1,800,628	600,648	(61,874)	2,339,402	1,828,014	604,619	(57,393)	2,375,240
Gross margin	209,825	86,096	-	295,921	199,279	81,246	-	280,525

Costs and expenses:
Salaries and benefits	103,865	10,805	-	114,670	92,812	10,704	-	103,516
Agent fees and commissions	43	49,331	-	49,374	31	45,771	-	45,802
General and administrative	39,051	5,244	-	44,295	38,701	5,280	-	43,981
Depreciation and amortization	4,912	981	-	5,893	4,682	1,220	-	5,902
Driver settlement and related costs	-	-	-	-	10,343	-	-	10,343
Impairment of software	-	-	-	-	11,881	-	-	11,881
Total costs and expenses	147,871	66,361	-	214,232	158,450	62,975	-	221,425

Operating income	$61,954	$19,735	$-	$81,689	$40,829	$18,271	$-	$59,100

Transportation Costs

Hub Group’s transportation costs decreased to $2.339 billion in 2015 from $2.375 billion in 2014.  Transportation costs in 2015 consisted of purchased transportation costs of $2.047 billion and equipment and driver related costs of $292.5 million compared to 2014 costs of purchased transportation of $2.057 billion and equipment and driver related costs of $317.9 million.

The Hub segment transportation costs remained consistent at $1.8 billion in both 2015 and 2014.  The increase in rail costs, higher volumes, purchased drayage services and 1.1 days worse utilization was offset by a decrease in fuel costs.  Equipment and driver related costs decreased 7.9% to $289.8 million in 2015 from $314.8 million in 2014 due primarily to a decrease in fuel costs and a decrease in driver count, partially offset by an increase in claims and driver pay.

The Mode segment transportation costs decreased 0.7% to $600.6 million in 2015 from $604.6 million in 2014.  Mode segment transportation costs are primarily purchased transportation costs which decreased due primarily to lower fuel costs, partially offset by higher volume in intermodal and truck brokerage.

Gross Margin

Hub Group’s gross margin increased 5.5% to $295.9 million in 2015 from $280.5 million in 2014.

The Hub segment gross margin increased 5.3% to $209.8 million.  Hub’s $10.5 million gross margin increase came from all three business lines.  The intermodal margin growth can be attributed to price increases and a 3.5% increase in loads partially offset by rail cost increases, increased operational costs associated with the West Coast port slowdown in the first quarter of 2015, rail service issues and Hub Group Trucking’s driver model in California changing from independent contractors to employees in the third quarter of 2014.  Truck brokerage margin increased as a result of growth with targeted customer accounts, including some increases in seasonal business.  The Logistics margin increase was a result of providing additional services to existing accounts and growth with new customers.

As a percentage of Hub segment revenue, gross margin increased to 10.4% in 2015 from 9.8% in 2014.  Truck brokerage gross margin as a percentage of sales increased 130 basis points due to more value added services and better purchasing.  Logistics gross margin as a percentage of sales increased 90 basis points as a result of purchasing more cost effectively and price increases.  Intermodal gross margin as a percentage of sales increased 30 basis points because of price increases, improved accessorial cost recovery and effectively using our new load acceptance optimization tool.

        Mode’s gross margin increased 6.0% to $86.1 million in 2015 from $81.2 million in 2014 due primarily to growth in intermodal margin.  Mode’s gross margin as a percentage of revenue increased to 12.5% in 2015 from 11.8% in 2014.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended
	September 30,
	2015	2014

Revenue	100.0%	100.0%

Transportation costs	88.8	89.4

Gross margin	11.2	10.6

Costs and expenses:
Salaries and benefits	4.3	3.9
Agent fees and commissions	1.9	1.7
General and administrative	1.7	1.7
Depreciation and amortization	0.2	0.2
Driver settlement and related costs	0.0	0.4
Impairment of software	0.0	0.5
Total costs and expenses	8.1	8.4

Operating income	3.1	2.2

Salaries and Benefits

Hub Group’s salaries and benefits increased to $114.7 million in 2015 from $103.5 million in 2014.  As a percentage of revenue, salaries and benefits increased to 4.3% in 2015 from 3.9% in 2014.

The Hub segment increase of $11.1 million to $103.9 million in 2015 from $92.8 million in 2014 was due to increases in salaries expense of $5.7 million related to merit increases and increased headcount, employee bonuses of $4.1 million, payroll tax expense of $0.8 million, commission expense of $0.6 million and employee benefits of $0.5 million.  These increases were offset by a decrease in compensation expense related to restricted stock of $0.6 million.

Mode’s salaries and benefits expense increased to $10.8 million in 2015 from $10.7 million in 2014.  The increase was due to increases in compensation expense related to restricted stock of $0.2 million and employee bonuses of $0.1 million.  These increases were partially offset by decreases in salary expense and employee benefits of $0.1 million each.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $49.4 million in 2015 from $45.8 million in 2014.  As a percentage of revenue, these expenses increased to 1.9% in 2015 from 1.7% in 2014.

The Mode segment agent fees and commissions increase of $3.6 million was due primarily to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $44.3 million in 2015 from $44.0 million in 2014.  As a percentage of revenue, these expenses remained consistent at 1.7% in both 2015 and 2014.

The Hub segment increase in general and administrative expense to $39.1 million in 2015 from $38.7 million in 2014 was due primarily to increases in technology maintenance contracts of $0.6 million, personal property taxes of $0.3 million, bad debt expense and travel and entertainment of $0.2 million each.  These increases were partially offset by decreases in professional services of $0.5 million, general insurance of $0.2 million and training expense and temporary employee expense of $0.1 million each.

Mode’s general and administrative expenses decreased to $5.2 million in 2015 from $5.3 million in 2014.  The decrease was primarily due to decreases in both office expense and repairs and maintenance of $0.1 million each, offset by an increase in travel and entertainment of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization remained consistent at $5.9 million in both 2015 and 2014.  This expense as a percentage of revenue remained constant at 0.2% in both 2015 and 2014.

The Hub segment’s depreciation expense increased to $4.9 million in 2015 from $4.7 million in 2014.  This increase of $0.2 million was related primarily to depreciation related to computer hardware and software.

Mode’s depreciation decreased to $1.0 million for 2015 as compared to $1.2 million in 2014.  The decrease in expense was primarily related to less depreciation related to computer software.

Driver Settlements and Related Costs

In 2014, the Hub segment recorded a charge of $10.3 million related to California driver settlements and conversions.  This charge included $9.3 million in settlements for individual drivers and $1.0 million of related legal, communication and implementation costs.  This expense as a percentage of revenue was 0.4% in 2014.  In 2015, there were no such costs.

Impairment of Software

In 2014, the Hub segment recorded a charge of $11.9 million related to the write-off of software development costs as a result of our decision to terminate a long-term technology project.  This expense as a percentage of revenue was 0.5% in 2014.  In 2015, there were no such costs.

Other Income (Expense)

Total other expense increased to $4.3 million in 2015 from $1.3 million in 2014 due primarily to foreign currency translation losses and the increased interest expense related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes increased to $28.8 million in 2015 from $22.6 million in 2014.  Our effective rate was 37.3% in 2015 and 39.1% in 2014.  The 2015 effective tax rate was lower primarily due to a cumulative decrease in state taxes net of federal benefit, resulting from changes several states made to their taxable income apportionment rules.  We expect our effective tax rate for the fourth quarter to be approximately 37.5%.

Net Income

Net income increased to $48.6 million in 2015 from $35.2 million in 2014 due to increased margin and lower operating expenses, partially offset by higher tax expense.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2015, we funded operations, capital expenditures, capital leases, purchase of treasury stock, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, cash on hand and proceeds from the issuance of long-term debt.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the nine months ended September 30, 2015 was approximately $132.8 million, which resulted primarily from income of $48.6 million adjusted for non-cash charges of $38.1 million and a change in operating assets and liabilities of $46.1 million. The $74.2 million increase in cash provided by operating activities for 2015 compared to 2014 was attributed primarily to the timing of customer payments and the use of prepaid taxes.

Net cash used in investing activities for the nine months ended September 30, 2015 was $40.0 million which includes proceeds from the sale of equipment of $0.9 million.  Capital expenditures of $40.9 million related primarily to transportation equipment of $37.3 million, which includes tractors of $22.2 million and containers of $10.2 million. The remainder is for technology investments.  We expect capital expenditures to be between $85 million and $95 million in 2015.

Net cash used in investing activities for the nine months ended September 30, 2014 was $75.5 million.  The decrease in net cash used in investing activities of $35.4 million in 2015 versus 2014 was due primarily to purchasing fewer tractors and containers in 2015 and having nominal purchases related to our corporate headquarters.

The net cash used in financing activities for the nine months ended September 30, 2015 was $18.9 million, which resulted from the purchase of treasury stock of $28.8 million, repayment of long-term debt of $16.8 million, stock tendered for payments of withholding taxes of $2.9 million and capital lease payments of $1.9 million partially offset by proceeds from the issuance of debt of $31.4 million and excess tax benefits from share-based compensation of $0.1 million.

The net cash provided by financing activities for the nine months ended September 30, 2014 was $40.7 million.  The increase in the net cash used in financing activities of $59.6 million in 2015 compared to 2014 was due primarily to an increase in the purchase of treasury shares of $28.8 million, decreases in proceeds from the issuance of debt of $17.9 million, higher repayments of long term debt of $12.6 million and increased capital lease payments of $0.3 million.

We have standby letters of credit that expire at various dates in 2016.  As of September 30, 2015, our letters of credit were $7.1 million.

As further discussed in Note 5 of the consolidated financial statements, during the nine months ended September 30, 2015 we incurred additional borrowings of $31.4 million, which require monthly principal and interest payments of $0.5 million through September 2020.

Our unused and available borrowings under our bank revolving line of credit were $42.9 million as of September 30, 2015 and $43.9 million as of December 31, 2014.  We were in compliance with our debt covenants as of September 30, 2015.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and nine months ended September 30, 2015. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 5 to the Consolidated Financial Statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended September 30, 2015.

As of September 30, 2015 and December 31, 2014, other than our outstanding letters of credit, we had no outstanding obligations under our bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2015, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2015.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.  Legal Proceedings

During the nine months ended September 30, 2015, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, except (i) those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters” of our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2015, and June 30, 2015, and (ii) those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters”, which is incorporated herein by reference.

Item 1A.  Risk Factors

During the nine months ended September 30, 2015, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2014, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock.  This authorization expires December 31, 2015. We purchased 735,524 shares under this authorization during the nine months ended September 30, 2015.  There were 394,504 shares purchased during the third quarter of 2015.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
July 1 to July 31	114,352	$38.58	114,352	$39,145
August 1 to August 31	198,923	$39.97	198,923	$31,194
September 1 to September 30	81,229	$37.43	81,229	$28,154
Total	394,504	$39.05	394,504	$28,154

This table excludes 657 shares we purchased for $0.03 million during the three months ended September 30, 2015 related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	October 30, 2015	/s/ Terri A. Pizzuto
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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.