Form 10-K
period 2015-12-31
HUB GROUP INC
filed 2016-02-26
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2015, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $40.34 per share, was $1,400,902,186.

On February 17, 2016, the Registrant had 34,988,704 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2016 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

FORWARD LOOKING STATEMENTS

This annual report contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements.  Forward-looking statements are neither historical facts nor assurance of future performance.  Instead, they are based our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements.  All forward-looking statements made by us in this annual report are based upon information available to us on the date of this report and speaks only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.  Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward looking statements include, in addition to those described in detail under Items 1A “Risk Factors,” include the following:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, trucking or other vendors;
•	increases in costs related to any reclassification or change in our treatment of drivers or owner-operators due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	inability to successfully protect our data against cyber-attacks;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers
•	loss of Mode Transportation, LLC (“Mode LLC”) sales/operating agents known as Independent Business Owners (“IBOs”) and sales-only agents;
•	inability to recruit and retain key personnel and Mode LLC sales-only agents and IBOs;

•	inability to recruit and maintain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts; and
•	inability to identify, close and successfully integrate any future business combinations.

Item 1.	BUSINESS

General

Hub Group, Inc. (the “Company”, “we”, “us” or “our”) is a Delaware corporation that was incorporated on March 8, 1995. We are one of North America’s leading asset-light freight transportation management companies. We offer comprehensive intermodal, truck brokerage and logistics services. Since our founding in 1971, we have grown to become one of the largest intermodal marketing companies (“IMC”) in the United States and one of the largest truck brokers. Through our network, we have the ability to arrange for the movement of freight in and out of every major city in the United States, Canada and Mexico. We utilize an asset-light strategy in order to minimize our investment in equipment and facilities and reduce our capital requirements. We arrange freight movement for our customers through transportation carriers and equipment providers.

In April 2011, we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode LLC”). Mode LLC has approximately 197 agents, consisting of 99 IBOs, who sell services and operate the business throughout North America and 98 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division operated out of our Oak Brook, IL headquarters and corporate offices in Memphis, TN.

We report two distinct business segments. The first segment is “Mode,” which includes the acquired Mode LLC business only. The second segment is “Hub,” which is all business other than Mode. Both segments offer intermodal, truck brokerage and logistics services. “Hub Group” includes both segments.

Hub operates through a network of operating centers throughout the United States, Canada and Mexico. Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads. Hub services a large and diversified customer base in a broad range of industries, including consumer products, retail and durable goods.

Mode LLC markets and operates its freight transportation services primarily through its network of IBOs who enter into contracts with Mode LLC. Mode LLC’s company managed operation includes a business arranging for the transportation of raw materials and finished products for a major food producer and, to a lesser extent, other truck brokerage, intermodal and logistics operations.

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

We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines. We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements. This effectively allows us to “capture” containers and trailers and keep them within our network. As of December 31, 2015, we owned a total of 23,422 53 foot private containers. In addition to the containers we own, we had exclusive access to approximately 5,628 rail-owned containers for our dedicated use on the Union Pacific (“UP”) and the Norfolk Southern (“NS”) rails as of December 31, 2015.

During 2015, our subsidiary, Hub Group Trucking, Inc. (“Hub Group Trucking”) accounted for approximately 61% of Hub’s drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers. As of December 31, 2015 Hub Group Trucking had terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Columbus (OH), Dallas, Hammond (IN), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Los Angeles, Milwaukee, Memphis, Nashville, Newark, Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis, and Stockton metro areas. As of December 31, 2015, Hub Group Trucking leased or owned 1,248 tractors and 447 trailers, employed 1,036 drivers and contracted with 1,727 owner-operators.

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

Logistics and Other Services. Hub’s logistics business operates under the name of Unyson Logistics. Unyson Logistics is comprised of a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions. Unyson Logistics offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Unyson Logistics operates throughout North America, providing operations through its main operating location in St. Louis with additional support locations in the Boston, Chicago, Cleveland and Minneapolis metro areas. Certain Mode LLC agents provide logistics services. Our multi-modal transportation capabilities through both the Hub and Mode segments include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal and railcar.

Hub and Mode LLC Networks

Hub’s entire network is interactively connected through Hub’s proprietary Network Management System and Mode LLC’s network is connected through its third party transportation management system. This enables us to arrange for the movement of freight into and out of every major city in the United States, Canada and Mexico.

In a typical intermodal transaction, the customer contacts one of Hub’s intermodal operating centers or a Mode LLC IBO to place an order. The operating center/IBO determines the price, obtains the necessary intermodal equipment, arranges for it to be delivered to the customer by a drayage company and, after the freight is loaded, arranges for the transportation of the container or trailer to the rail ramp. Relevant information is entered into our system by the assigned operating center/IBO. Our predictive track and trace technology then monitors the shipment to ensure that it arrives as scheduled and alerts the customer service personnel if there are service delays. The operating center/IBO then arranges for and confirms delivery by a drayage company at the destination. After unloading, the empty equipment is made available for reloading by the operating center/IBO for the delivery market.

We provide truck brokerage services to our customers in a similar manner. In a typical truck brokerage transaction, the customer contacts one of Hub’s highway operating centers or a Mode LLC IBO to obtain a price quote for a particular freight movement. The customer then provides appropriate shipping information to the operating center/IBO. The operating center/IBO makes the delivery appointment and arranges with the appropriate carrier to pick up the freight. Once it receives confirmation that the freight has been picked up, the operating center/IBO monitors the movement of the freight until it reaches its destination and the delivery has been confirmed. If the carrier notifies us that after delivering the load it will need additional freight, we may notify other operating centers/IBOs. Although under no obligation to do so, those operating centers/IBOs may then attempt to secure additional freight for the carrier.

Marketing and Customers

We believe that fostering long-term customer relationships is critical to our success. Through these long-term relationships, we are able to better understand our customers’ needs and tailor our transportation services to the specific customer, regardless of the customer’s size or volume. Hub currently has full-time marketing representatives at various operating centers, headquarters and sales offices with primary responsibility for servicing local, regional and national accounts. These sales representatives directly or indirectly report to our Executive Vice President, Sales. This model allows us to provide Hub customers with both a local marketing contact and access to our competitive rates as a result of being a large, multinational transportation service provider. Mode LLC IBOs and sales agents are located throughout North America and also enjoy local marketing advantages with access to the Hub network and carrier base. Mode LLC IBOs may act to both generate business and to perform the transportation brokerage services. Mode LLC sales agents are focused entirely on the sales effort and utilize an IBO to service the freight.

The Mode LLC acquisition diversified Hub Group’s customer base with more small and medium sized customers, as Hub has traditionally focused, to a significant degree, on larger national accounts. Mode IBOs and sales agents are often able to devote more attention to smaller and medium sized shippers and develop long-term relationships with them.

Our marketing efforts have produced a large, diverse customer base, with no one customer representing more than 10% of our total revenue in 2015 in either reporting segment. We service customers in a wide variety of industries, including consumer products, retail and durable goods.

Management Information Systems

A primary component of our business strategy is to invest in highly disciplined execution capabilities.  These capabilities will allow us to proactively create solutions and provide clear and concise communication to better serve our customers.  This investment is underway and capabilities in 2016 will include the ability to capture timely and accurate information from our internal and external drayage providers.  In addition, we will continue to leverage mobile solutions to capture real time position information.  These new solutions will include both SaaS based and cloud hosted solutions.  While we implement new solutions we will continue to leverage our proprietary software running on a combination of platforms located at a secure offsite data center.  We will continue to offer solutions to our customers and carriers at www.hubgroup.com.  These solutions offer customers the ability to receive pricing information, place orders, track shipments, and review historical shipment information.  In addition, drayage providers can provide status information, view paperwork requirements and facilitate invoicing.

Unyson Logistics is known in the industry for solving complex problems with sophisticated solutions using world class processes and technology.  In order to continue to meet and exceed the expectations of current and future customers we have invested in best in class transportation management software that enables complex supply chain planning and logistics management.  We were successful in our goal to lay down the foundation and transition 2 of our existing customers to this new platform in 2015.  We are now ready to on-board new customers in 2016 as well as continue the transition of current customers over the next 2-3 years.

Mode LLC utilizes a dynamic transportation management platform that integrates best in class third party technologies to manage its business.  This platform includes an execution system that provides multi-modal solutions, visibility to status of shipments, facilitation of customer billing, and a robust portal that allows exchange of information about loads, capacity, and event status information between transportation providers and our end customers.  Additionally Mode LLC’s platform consists of components that allow for optimization of our customer’s order process, management of our diverse carrier base, and robust analytics and business intelligence solutions that allow our customers to better understand outcomes and opportunities within their supply chain.  Throughout our platform we leverage flexible integrations to provide connectivity between our technology components along with available touch points across our thousands of trading partners ranging from customers to major rail carriers to numerous trucking partners.  This provides a robust and scalable technological solution that can meet the needs of a growing transportation network.

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
Ferromex

We also have relationships with each of the following major service providers: APL, CMA CGM (America) Inc., COSCO (China Ocean Shipping (Group) Company), Domestic Intermodal America, Evergreen Shipping Agency (America) Corp., Express System Intermodal Inc., Florens Container Services, Hamburg Sud Group, Hanjin Shipping, Hapag-Lloyd (America) Inc., Hyundai Merchant Marine, K-Line America, Maersk Sea-Land, Mediterranean Shipping Company, Mitsui O.S.K. Lines (America) Inc., NYK (Nippon Usen Kaisha) Line, Triton Overseas Transport, Westwood Shipping Lines, Yang Ming (America) Corp., and Zim Integrated Shipping Services.

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

We maintain separate insurance policies to cover potential exposure from our company-owned drayage operations. We carry commercial general liability insurance with a limit of $1.0 million per occurrence, subject to a $2.0 million policy aggregate limit, and trucker’s automobile liability insurance with a limit of $1.0 million per occurrence. Additionally, we have an umbrella excess liability policy with a limit of $34.0 million. We also maintain motor truck cargo liability insurance with a limit of $1.0 million per occurrence.

Government Regulation

The company and various subsidiaries, including Mode LLC, are licensed by the Department of Transportation as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that the Hub operating centers and Mode LLC IBOs perform truck brokerage services, they do so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a $75,000 surety bond that we have posted. In addition, Hub and Mode each have customs bonds. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Custom-Trade Partnership Against Terrorism

We achieved Custom-Trade Partnership Against Terrorism (C-TPAT) certification in 2013 and validation in 2014. C-TPAT is a voluntary supply chain security program led by U.S. Customs and Border Protection focused on improving the security of private companies’ supply chains with respect to terrorism. Companies who achieve C-TPAT certification must have a documented process for determining and alleviating risks throughout their international supply chain. This certification allows us to be considered low risk, resulting in expedited processing of our customers’ cargo, including fewer customs examinations.

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

General

Employees: As of December 31, 2015, Hub Group had 2,633 employees consisting of 2,516 Hub employees, or 1,480 employees excluding drivers, and 117 Mode LLC employees. We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

As of December 31, 2015, Mode LLC had 99 IBOs and 98 sales only agents. Nearly all of the sales-only agents and IBOs are under contract with Mode LLC.

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

We derived 62% of our revenue from our intermodal services in both 2015 and 2014 and 64% in 2013. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

Because we depend on railroads for our operations, our operating results and financial condition are likely to be adversely affected by any increase in rates, reduction or deterioration in rail service or change in the railroads’ reliance on us to market their intermodal transportation services.

We depend on the major railroads in the United States for virtually all of the intermodal services we provide. In many markets, rail service is limited to one or a few railroads. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers. In addition, the railroads are relatively free to adjust shipping rates up or down as market conditions permit.  Declines in coal, crude oil and other commodity freight volumes negatively affect the business and profitability of the major railroads, which they may try to offset in part through higher rates to other customers, including us and other IMCs.  Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to truck or other transportation modes, which could cause a decrease in demand for our services. Further, our ability to continue to expand our intermodal transportation business is dependent upon the railroads’ ability to increase capacity for intermodal freight and provide consistent and reliable service. Our business could also be adversely affected by a work stoppage at one or more railroads or by adverse weather conditions or other factors that hinder the railroads’ ability to provide reliable transportation services.

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

We derived 19% of our revenue from our truck brokerage services in 2015, 2014 and in 2013. We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates. If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business. Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

Because we depend on less than truckload companies for our logistic services, our ability to maintain or expand our logistics business may be adversely affected by a shortage of less than truckload capacity.

We derived 19% of our revenue from our logistics services in both 2015 and 2014 and 17% in 2013.  We depend on various less than truckload companies for the transportation of our customers’ freight.  As many of our logistic contracts have a gain share component, changes in less than truckload rates due to these trucking companies being unable to expand their fleets or chronic driver shortages, may affect our profitability and our ability to retain our customers.  Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

Because we use a significant number of independent contractors, such as owner operators, in our businesses, legislative, judicial and regulatory authorities could take actions or render decisions that change the independent contractor classification, which could have a significant impact on our gross margin and operating income.

We do business with a large number of independent contractors, such as Mode LLC IBO’s and sales agents and Hub Group Trucking owner-operators, consistent with longstanding industry practices. Legislative, judicial, and regulatory (including tax) authorities could take actions or render decisions that could affect the independent contractor classifications.  Class action and individual lawsuits have been filed against us and others in our industries, challenging the independent contractor classifications.  See Item 3 - Legal Proceedings for further discussion and see Note 15 to the consolidated financial statements under “Legal Matters” for a description of material pending litigation and regulatory matters affecting us and certain risks to our business presented by such matters.  If current independent contractors are determined to be employees, then we may incur legal liabilities associated with that determination, such as liability for unpaid wages, overtime, employee health insurance and taxes.  If we were to change how we treat independent contractors or reclassify independent contractors to employees, then we would likely incur expenses associated with that reclassification and could incur additional ongoing expenses.  The costs associated with these matters could have a material adverse effect on results of operations and our financial position.

We depend on third parties for equipment essential to operate our business, and if we fail to secure sufficient equipment, we could lose customers and revenue.

We depend on third parties for transportation equipment, such as tractors, containers, chassis and trailers, necessary for the operation of our business. Our industry has experienced equipment shortages in the past, particularly during the peak shipping season in the fall. A substantial amount of intermodal freight originates at or near the major West Coast ports, which have historically had the most severe equipment shortages. As an asset-light freight transportation management company, if we cannot secure sufficient transportation equipment at a reasonable price from third parties to meet our customers’ needs, our customers may seek to have their transportation needs met by other providers with their own assets. This could have an adverse effect on our business, results of operations and financial position.

Our business could be adversely affected by strikes or work stoppages by draymen, truckers, port workers and railroad workers.

There has been labor unrest, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, such as port workers. We could lose business due to any significant work stoppage or slowdown and, if labor unrest results in increased rates for transportation providers such as draymen, we may not be able to pass these cost increases on to our customers. Strikes among longshoreman and clerical workers at ports in the past few years have slowed down the ports for a time, creating a major impact on the transportation industry. Work stoppages occurring among owner-operators in a specific market have increased our operating costs periodically over the past several years. In the past several years, there have been strikes involving railroad workers. Future strikes by railroad workers in the United States, Canada or anywhere else that our customers’ freight travels by railroad would impact our operations. Any significant work stoppage, slowdown or other disruption involving port workers, railroad workers, truckers or draymen could adversely affect our business and results of operations.

Losing one or more key Mode LLC IBOs or sales agents could have an adverse effect on revenue and net income.

Certain Mode LLC IBOs and sales-only agents represent a large portion of Mode’s overall revenues. Traditionally, transportation agents have shifted from company to company, although most companies, including Mode LLC, attempt to address this situation contractually. If one or more large IBOs or sales-only agents were to terminate their relationship with Mode LLC, there could be an adverse effect on Mode’s business and results of operations.

Relatively small increases in our transportation costs that we are unable to pass through to our customers are likely to have a significant effect on our gross margin and operating income.

Transportation costs represented 88% of our consolidated revenue in 2015, 90% in 2014 and 89% in 2013. Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.  Transportation costs may increase if we are unable to sign on owner-operators or recruit employee drivers as this may increase driver costs or force us to use more expensive purchased transportation.  Rail and third party carrier costs could increase and if we are unable to pass the cost increase through to our customers, the impact on our gross margin and operating income could be significant.

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

Hub Group’s information technology systems are critical to our operations and our ability to compete effectively as an IMC, truck broker and logistics provider. We expect our customers to continue to demand more sophisticated information technology applications from their suppliers. To keep pace with changing technologies and client demands, we must anticipate market trends and enhance or replace our information technology systems or the features and functionality of our logistics software, which may involve significant research and development costs and implementation challenges.  If we do not continue to enhance Hub Group’s Network Management System and the logistics software we use to meet the increasing demands of our customers, we fail to successfully implement these enhancements, or we are unable to replace our information technology systems to meet market demands, we may be placed at a competitive disadvantage and could lose customers, negatively impacting our financial condition and results of operations.

Technology may also disrupt the way we and other IMCs and freight brokers operate.  As technology improves, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity.  We must continue to develop innovative services and capabilities in order to continue to attract and maintain customer demand for our services.

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

Our current operations reside on multiple technology platforms.  The size and complexity of our computer systems make them potentially vulnerable to fire, power outages, equipment failure, Internet service and telecommunications failures, breakdown, malicious intrusion and random attack.  Failure to prevent or mitigate data loss from cyber-attacks or other security breaches could expose us or our vendors or customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business.  Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer or vendor data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and our reputation.  While we believe that we have taken appropriate security measures to protect our data and information technology systems and prevent data loss, there can be no assurance that our efforts may not prevent breakdowns or breaches in our systems that could have an adverse effect on our business.

The transportation industry is subject to government regulation, and regulatory changes could have a material adverse effect on our operating results or financial condition.

The Company and various subsidiaries, including Mode LLC, are licensed by the Department of Transportation as motor carrier freight brokers. The Department of Transportation prescribes qualifications for acting in this capacity, including surety bond requirements. Our Hub Group Trucking subsidiary is licensed by the Department of Transportation to act as a motor carrier. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes, including potential limits on carbon emissions under climate change legislation and Department of Transportation regulations regarding, among other things, driver breaks and “restart” rules, that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. We may become subject to new or more restrictive regulations relating to fuel emissions or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could adversely affect our business and results of operations.

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

Antidumping and Other Duties Could be Imposed on Us and Our Suppliers

We import 53 foot intermodal containers manufactured in China.  A petition was filed requesting the United States Government to impose antidumping duties on these containers.  Under United States law, an antidumping duty may be imposed on any imports if two conditions are met.  First, the Department of Commerce must decide that the imports are being sold in the United States at less than fair value.  Second, the International Trade Commission (the “ITC”) must determine that the United States industry is materially injured, threatened with material injury or materially retarded by reason of the imports.  The ITC’s determination of material injury or retardation involves a two-prong inquiry:  first, whether the industry is materially injured or retarded, and second, whether the dumping, not other factors, caused the injury or retardation.  The ITC is required to analyze the volume of imports, the effect of imports on United States prices for like merchandise, and the effects the imports have on United States producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity.  In May 2015, the ITC determined that antidumping duties should not be imposed on 53 foot intermodal containers manufactured in China.  The petitioner has appealed this determination to the United States Court of International Trade, where its appeal is now pending.  If antidumping or other increased duties are imposed on these containers, this could adversely affect our results of operations.

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

For Hub Group’s consolidated revenue, our largest 20 customers accounted for approximately 35% of our revenue in 2015 and 36% in 2014 and 34% in 2013. A reduction in or termination of our services by several of our largest customers could have a material adverse effect on our revenue and business.

Insurance and claims expenses could significantly reduce our earnings.

Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims increase, our operating results could be adversely affected. We maintain insurance with licensed insurance companies. Our insurance and claims expense could increase when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher freight rates to our customers, our earnings could be materially and adversely affected.

Our success depends upon our ability to recruit and retain key personnel including Mode LLC Sales Only Agents and IBOs.

Our success depends upon attracting and retaining the services of our management team, Mode LLC sales-only agents and IBOs as well as our ability to attract and retain a sufficient number of other qualified personnel to run our business. There is substantial competition for qualified personnel in the transportation services industry. As all key personnel devote their full time to our business, the loss of any member of our management team, key Mode LLC sales only agents or IBOs or other key persons could have an adverse effect on us. We do not have written employment agreements with any of our executive officers and do not maintain key man insurance on any of our executive officers. Nearly all Mode LLC sales-only agents and IBOs are under contract with Mode LLC.

Our growth could be adversely affected if we are not able to identify, successfully acquire and integrate future acquisition prospects.

We believe that future acquisitions and/or the failure to make such acquisitions or integrate such acquired business could significantly impact financial results. Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Our obligation to pay our carriers is not contingent upon receipt of payment from our clients and we extend credit to certain clients as part of our business model.

In most cases, we take full risk of credit loss for the transportation services we procure from carriers.  Our obligation to pay our carriers is not contingent upon receipt of payment from our clients.  If any of our key clients fail to pay for our services, our profitability would be negatively impacted.

An economic downturn and cyclical fluctuations in the economy could materially adversely affect our business.

Our operations and performance depend significantly on economic conditions. Uncertainty about United States and global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for transportation services. We are unable to predict the likely duration and severity of disruptions in the financial markets and adverse economic conditions, and if the current uncertainty continues or economic conditions further deteriorate, our business and results of operations could be materially and adversely affected. Other factors that could influence demand include fluctuations in fuel costs, labor costs, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. We have little or no control over any of these factors or their effects on the transportation industry.  Increases in the operating costs of railroads, trucking companies or drayage companies can be expected to result in higher freight rates.  Our operating margins could be adversely affected if we were unable to pass through to our customers the full amount of higher freight rates.  Economic recession or a downturn in customers’ business cycles also may have an adverse effect on our results of operations and growth by reducing demand for our services.  Therefore, our results of operations, like the entire freight transportation industry, are cyclical and subject to significant period-to-period fluctuations.  There could be a number of follow-on effects from a credit crisis on our business, including the insolvency of key transportation providers and the inability of our customers to obtain credit to finance development and/or manufacture products resulting in a decreased demand for transportation services. Our revenues and gross margins are dependent upon this demand, and if demand for transportation services declines, our revenues and gross margins could be adversely affected.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 1C.	EXECUTIVE OFFICERS OF THE REGISTRANT

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of February 1, 2016 with respect to each person who is an executive officer of the Company.

Name	Age	Position

David P. Yeager	62	Chairman of the Board of Directors and Chief Executive Officer

Donald G. Maltby	61	President and Chief Operating Officer

Terri A. Pizzuto	57	Executive Vice President, Chief Financial Officer and Treasurer

David L. Marsh	48	Chief Highway Solutions Officer

Vava R. Dimond	49	Chief Information Officer

James J. Damman	58	President of Mode Transportation

John C. Vesco	53	Executive Vice President, President of Hub Group Trucking

Brian D. Alexander	36	Executive Vice President of Unyson Logistics

James B. Gaw	65	Executive Vice President - Sales

Phillip D. Yeager	28	Executive Vice President – Account Management and Intermodal Operations

Douglas G. Beck	49	Vice President, Secretary and General Counsel

David P. Yeager has served as our Chairman of the Board since November 2008 and as Chief Executive Officer since March 1995. From March 1995 through November 2008, Mr. Yeager served as Vice Chairman of the Board. From October 1985 through December 1991, Mr. Yeager was President of Hub Chicago. From 1983 to October 1985, he served as Vice President, Marketing of Hub Chicago. Mr. Yeager founded the St. Louis Hub in 1980 and served as its President from 1980 to 1983. Mr. Yeager founded the Pittsburgh Hub in 1975 and served as its President from 1975 to 1977. Mr. Yeager received a Masters in Business Administration degree from the University of Chicago in 1987 and a Bachelor of Arts degree from the University of Dayton in 1975. Mr. Yeager is the father of Phillip D. Yeager and Matthew Yeager.

Donald G. Maltby was appointed President and Chief Operating Officer in September 2015.  Mr. Maltby served as Chief Supply Chain Officer of Hub Supply Chain Solutions from January 2011 to May 2014.  From February 2004 to December 2010, Mr. Maltby served as Executive Vice President-Logistics Services.  Mr. Maltby previously served as President of Hub Online, our e-commerce division, from February 2000 through January 2004.  Mr. Maltby also served as President of Hub Cleveland from July 1990 through January 2000 and from April 2002 to January 2004.  Prior to joining Hub Group, Mr. Maltby served as President of Lyons Transportation, a wholly owned subsidiary of Sherwin Williams Company, from 1988 to 1990.  In his career at Sherwin Williams, which began in 1981 and continued until he joined us in 1990, Mr. Maltby held a variety of management positions including Vice-President of Marketing and Sales for its Transportation Division. Mr. Maltby has been in the transportation and logistics industry since 1976, holding various executive and management positions.  Mr. Maltby received a Masters in Business Administration from Baldwin Wallace College in 1982 and a Bachelor of Science degree from the State University of New York in 1976.

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

David L. Marsh was named our Chief Highway Solutions Officer in September 2015.  Prior to this promotion, Mr. Marsh served as Chief Supply Chain Officer since May 2014.  Previously, Mr. Marsh served as Chief Marketing Officer from October 2007 to May 2014. Mr. Marsh was Executive Vice President-Highway from February 2004 through September 2007. Mr. Marsh previously served as President of Hub Ohio from January 2000 through January 2004. Mr. Marsh joined us in March 1991 and became General Manager with Hub Indianapolis in 1993, a position he held through December 1999. Prior to joining Hub Group, Mr. Marsh worked for Carolina Freight Corporation, a less than truckload carrier, starting in January 1990. Mr. Marsh received a Bachelor of Science degree in Marketing and Physical Distribution from Indiana University-Indianapolis in 1989. Mr. Marsh has been a member of the American Society of Transportation and Logistics, the Indianapolis Traffic Club, the Council for Logistics Management and served as an advisor to the Indiana University-Indianapolis internship program for transportation and logistics. Mr. Marsh was honored as the Indiana Transportation Person of the Year in 1999.

Vava R. Dimond was named Chief Information Officer in April 2015 after serving as the Interim Chief Information Officer since September 2014. Ms. Dimond began her career with Hub Group in June 2013 as the Vice President of Business Engineering, responsible for overseeing Hub Group’s Business Intelligence, Business Engineering and Program Management projects and processes. Previously, Ms. Dimond spent 16 years with Schneider National and held several leadership positions within IT, most recently serving as Vice President of Technology Services. Ms. Dimond earned her Bachelor of Science degree in Economics from South Dakota State University in 1991.

James J. Damman assumed the role of President of Mode LLC, following the acquisition of Exel Transportation Services from Deutsche Post DHL in April 2011. Prior to this transaction, Mr. Damman served as a President of Exel Transportation Services and President of Technology, Aerospace and Service Logistics Americas for DHL/Exel. Before Exel, he served as a President of Transentric LLC, a supply chain technology provider. Prior to this, Mr. Damman held senior executive roles in operations, marketing, sales and customer service with the Union Pacific Railroad. Mr. Damman has been in Transportation and Supply Chain Management since 1980, holding various executive and management positions. Mr. Damman received a Bachelor of Science degree in Business from Central Michigan University in 1980 and a Master of Business Administration from Southern Illinois University at Edwardsville in 1986.

John C. Vesco was named Executive Vice President, President of Hub Group Trucking in January 2016. Mr. Vesco has led Hub Group Trucking’s operations as its President since January 2015, after serving as Executive Vice President of Hub Group Trucking from March 2012 to December 2014. Prior to joining Hub Group, Mr. Vesco held several management positions with Schneider National, most recently as Vice President and General Manager of Schneider Logistics. Mr. Vesco earned a Bachelor of Arts degree in Finance and Business Administration from Walsh University and a Master of Business Administration degree from Silver Lake College.

Brian D. Alexander was named Executive Vice President of Unyson Logistics in September 2015.  Before being named Executive Vice President, Mr. Alexander served as Vice President of Operations of Unyson Logistics from December 2010 to September 2015 and was responsible for the operational execution and excellence for Fortune 500 manufacturing, retail and consumer packaged goods clients. Prior to that, Mr. Alexander was Unyson’s Senior Director of Strategic Accounts, where he had a ten-year history of managing and directing continuous improvement initiatives for key accounts. Mr. Alexander earned a Bachelor’s degree in Business Administration from Marquette University and Master of Business Administration degree from Cardinal Stritch University.

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

Phillip D. Yeager was named Executive Vice President, Account Management and Intermodal Operations in January 2016 after serving as Vice President of Account Management and Business Development from February 2014 to January 2016. Mr. Yeager is responsible for managing Hub Group’s overall customer experience, including customer service, intermodal operations and rail relationships. Mr. Yeager joined Hub Group in 2011 as the Director of Strategy and Acquisitions to focus on strategic initiatives and acquisitions throughout the company and lead the integration of Mode Transportation. Prior to joining Hub Group, Mr. Yeager served as Assistant Vice President of Commercial Banking at BMO Harris Bank, and as an investment banking analyst for Lazard Freres & Co. Mr. Yeager earned his Bachelor of Arts degree from Trinity College in Hartford, Connecticut, and a Master of Business Administration from the University of Chicago Booth School of Business. Mr. Yeager is the son of David P. Yeager.

Douglas G. Beck was named Vice President, Secretary and General Counsel in July 2015 after serving as the Interim General Counsel since January 2015. In his role, Mr. Beck is responsible for managing the Legal, Human Resources and Compliance departments. Mr. Beck began his career with Hub Group in June 2011 as Assistant General Counsel. Prior to joining Hub Group, Mr. Beck was a Senior Attorney with Alberto-Culver Company from 2007 to 2011. Mr. Beck previously held counsel positions at Navistar International Corporation, Allegiance Healthcare Corporation and Seyfarth Shaw. Mr. Beck earned a Bachelor of Arts degree from the University of Illinois in 1987 graduating summa cum laude and received his Juris Doctor from Northwestern University School of Law in 1992.

Directors of the Registrant

In addition to David P. Yeager, the following four individuals are also on our Board of Directors: Gary D. Eppen – currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at The University of Chicago Booth School of Business; Charles R. Reaves – Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company, Martin P. Slark – Chief Executive Officer of Molex Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems, and Jonathan P. Ward – Operating Partner at Kohlberg & Co., a leading U.S. private equity firm.

Item 2.	PROPERTIES

As of December 31, 2015. we directly, or indirectly through our subsidiaries, operated 35 offices throughout the United States, Canada and Mexico, including our headquarters in Oak Brook, Illinois and our Company-owned drayage operations located throughout the United States. Hub operates out of 34 of the 35 offices.  Mode LLC has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division operated out of our Oak Brook, IL headquarters and corporate offices in Memphis, TN. All of our office space except for our corporate headquarters is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

Item 3.	LEGAL PROCEEDINGS

We are a party to litigation incident to our business, including claims for personal injury and/or property damage, bankruptcy preference claims, and claims regarding freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we defend those ourselves. We do not believe that the outcome of this litigation will have a materially adverse effect on our financial position or results of operations. See Item 1 Business—Risk Management and Insurance and see Note 15 to the consolidated financial statements under “Legal Matters” for a detailed discussion of our ongoing legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “HUBG.” There is no established trading market for shares of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”). Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2015 and 2014.

	2015		2014
	High	Low	High	Low

First Quarter	$41.46	$33.17	$43.09	$38.17

Second Quarter	$43.99	$36.28	$50.63	$39.13

Third Quarter	$44.00	$35.49	$51.47	$39.14

Fourth Quarter	$41.42	$30.70	$41.40	$32.69

On February 17, 2016, there were approximately 429 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 6,595 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 17, 2016, there were 10 holders of record of our Class B Common Stock.

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

See Notes 16 and 18 to the consolidated financial statements for information on share repurchases.

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2010 with the cumulative total return of the Nasdaq Stock Market Index (NQUSBT) and the Nasdaq Trucking and Transportation Index (NQUSB27707). These comparisons assume the investment of $100 on December 31, 2010 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(in thousands except per share data)

	Years Ended December 31,
	2015	2014	2013	2012	2011 (1)
Statement of Income Data:
Revenue	$3,525,595	$3,571,126	$3,373,898	$3,124,108	$2,751,534
Gross margin	412,695	370,435	371,023	356,066	312,548
Operating income	117,030	83,877	113,747	112,360	94,459
Income before provision for income taxes	111,582	81,867	112,555	111,257	94,297
Net income	70,949	51,558	69,110	67,953	58,178

Basic earnings per common share	$1.98	$1.41	$1.88	$1.83	$1.58

Diluted earnings per common share	$1.97	$1.40	$1.87	$1.83	$1.57

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$1,301,146	$1,212,127	$1,047,943	$919,853	$842,684
Long-term debt, including capital lease	114,194	88,397	24,952	21,099	23,436
Stockholders' equity	647,840	600,784	561,527	500,897	438,865

(1)	Includes the results of operations of Mode LLC from April 1, 2011, the date of its acquisition by the Company.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Hub Group, Inc. (the “Company”, “we”, “us” or “our”) reports two distinct business segments, Hub and Mode. The Mode segment includes only the business we acquired on April 1, 2011. The Hub segment includes all businesses other than Mode. Hub Group refers to the consolidated results for the company, including both the Mode and Hub segments. For the segment financial results, refer to Note 5 to the consolidated financial statements.

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

Hub’s account management group works with pricing and operations to enhance Hub’s customer margins. We are working on margin enhancement projects including using the most cost effective drayage carriers, improving utilization, improving our accessorial management, reducing empty miles and routinely reviewing and improving low margin loads.

Hub’s top 50 customers represent approximately 62% of the Hub segment revenue for the year ended December 31, 2015. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 197 agents, consisting of 99 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 98 sales only agents. Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis. Mode’s top 20 customers represent approximately 35% of the Mode segment revenue for the year ended December 31, 2015. We closely monitor revenue and margin for these customers. We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table summarizes our revenue by segment and business line (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2015				Ended December 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,792,046	$483,910	$(78,688)	$2,197,268	$1,815,842	$466,859	$(79,406)	$2,203,295
Truck brokerage	355,402	314,498	(1,908)	667,992	338,590	335,587	(946)	673,231
Logistics	531,870	130,253	(1,788)	660,335	568,367	128,685	(2,452)	694,600
Total revenue	$2,679,318	$928,661	$(82,384)	$3,525,595	$2,722,799	$931,131	$(82,804)	$3,571,126

Revenue

Hub Group’s revenue decreased 1.3% to $3.5 billion in 2015 from $3.6 billion in 2014 due primarily to lower fuel revenue.

The Hub segment revenue decreased 1.6% to $2.7 billion. Hub segment intermodal revenue was flat at $1.8 billion. Intermodal volume increased 3% and price and mix combined were also up.  These increases were offset by a decline in fuel revenue. Hub segment truck brokerage revenue increased 5% to $355 million. Truck brokerage handled 11% more loads, but fuel, mix and price combined were down.  Hub segment logistics revenue decreased 6% to $532 million due to losing one customer in May of 2015 and one customer selling a portion of its business and taking another portion of its business in house.

Mode’s revenue decreased 0.3% to $928.7 million in 2015 from $931.1 million in 2014. Mode’s intermodal revenue increased 4% primarily due to an 8% increase in volume which was partially offset by a decline in fuel revenue. Mode’s truck brokerage revenue decreased 6% primarily due to a decrease in revenue per load that was driven by lower fuel revenue.  Mode’s logistic revenue increased 1%.

The following is a summary of operating results for our business segments (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2015				Ended December 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,679,318	$928,661	$(82,384)	$3,525,595	$2,722,799	$931,131	$(82,804)	$3,571,126
Transportation costs	2,385,197	810,087	(82,384)	3,112,900	2,461,144	822,351	(82,804)	3,200,691
Gross margin	294,121	118,574	-	412,695	261,655	108,780	-	370,435

Costs and expenses:
Salaries and benefits	143,993	14,945	-	158,938	122,097	14,383	-	136,480
Agent fees and commissions	56	68,668	-	68,724	45	61,996	-	62,041
General and administrative	53,023	6,992	-	60,015	51,108	6,906	-	58,014
Depreciation and amortization	6,688	1,300	-	7,988	6,238	1,561	-	7,799
Driver settlements and related costs	-	-	-	-	10,343	-	-	10,343
Impairment of software	-	-	-	-	11,881	-	-	11,881
Total costs and expenses	203,760	91,905	-	295,665	201,712	84,846	-	286,558

Operating income	$90,361	$26,669	$-	$117,030	$59,943	$23,934	$-	$83,877

Transportation Costs

Hub Group’s transportation costs decreased 2.7% to $3.1 billion in 2015 from $3.2 billion in 2014.  Transportation costs in 2015 consisted of purchased transportation costs of $2.7 billion and equipment and driver related costs of $386.4 million compared to 2014 costs of purchased transportation of $2.8 billion and equipment and driver related costs of $425.9 million.  As a percentage of revenue, transportation costs decreased in 2015 to 88.3% from 89.6% in 2014.

The Hub segment transportation costs decreased 3.1% to $2.4 billion in 2015 from $2.5 billion in 2014.  Hub segment transportation costs in 2015 consisted of $2.0 billion in purchased transportation costs, which was consistent with 2014.  Equipment and driver related costs decreased 9% to $383.0 million in 2015 from $421.7 million in 2014 due primarily to a decrease in fuel cost and a decrease in driver count.

The Mode segment transportation costs decreased 1.5% to $810.1 million in 2015 from $822.4 million in 2014. Mode segment transportation costs are primarily purchased transportation costs which decreased due primarily to lower fuel costs, partially offset by higher volume in intermodal and truck brokerage.

Gross Margin

Hub Group’s gross margin increased 11.4% to $412.7 million in 2015 from $370.4 million in 2014. Hub Group’s gross margin as a percentage of revenue increased to 11.7% in 2015 from 10.4% in 2014.

The Hub segment gross margin increased 12.4% to $294.1 million.  Hub’s $32.5 million gross margin increase resulted from an increase in gross margin in all three business lines.  Intermodal margin increased due to price increases, a 3% increase in loads and a more favorable mix.  Truck brokerage margin increased as a result of growth with targeted customer accounts. Logistics margin increased due to providing additional services to existing accounts and growth with new customers.  As a percentage of revenue, Hub segment gross margin increased to 11.0% in 2015 from 9.6% in 2014.  Intermodal gross margin as a percentage of sales increased 130 basis points because of price increases, lower drayage costs, improved accessorial management and effectively using our new load acceptance optimization tool. Truck brokerage gross margin as a percentage of sales was up 200 basis points due to more value added services, price increases and better purchasing. Logistics gross margin as a percentage of sales was up 110 basis points due to purchasing more cost effectively, price increases and changes in customer mix.

Mode’s gross margin increased 9.0% to $118.6 million in 2015 from $108.8 million in 2014 due to growth in all three business lines.  Mode’s gross margin as a percentage of revenue increased to 12.8% in 2015 from 11.7% in 2014 due primarily to a 110 basis point improvement in intermodal yield and a 120 basis point improvement in truck brokerage yield. Mode’s logistics gross margin increased by 100 basis points.

CONSOLIDATED OPERATING EXPENSES

The following table presents certain items in the Consolidated Statements of Income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2015	2014

Revenue	100.0%	100.0%

Transportation costs	88.3	89.6

Gross margin	11.7	10.4

Costs and expenses:
Salaries and benefits	4.5	3.8
Agent fees and commissions	2.0	1.8
General and administrative	1.7	1.6
Depreciation and amortization	0.2	0.2
Driver settlements and related costs	-	0.3
Impairment of software	-	0.3
Total costs and expenses	8.4	8.0

Operating income	3.3	2.4

Salaries and Benefits

Hub Group’s salaries and benefits increased to $158.9 million in 2015 from $136.5 million in 2014. As a percentage of revenue, Hub Group’s salaries and benefits increased to 4.5% in 2015 from 3.8% in 2014.

The Hub segment salaries and benefits increase of $21.9 million was due primarily to increases in employee bonuses of $11.2 million, salaries of $6.9 million, payroll taxes and commissions of $1.5 million each, severance of $0.9 million and employee benefits of $0.6 million.  These increases were partially offset by a decrease in compensation related to restricted stock awards of $0.7 million.

Mode’s salaries and benefits expense increased to $14.9 million in 2015 from $14.4 million in 2014. The increase was due primarily to increases in bonuses of $0.5 million and compensation related to restricted stock awards of $0.2 million partially offset by decreases in salaries expense and employee benefits expense of $0.1 million each.

Hub’s headcount as of December 31, 2015 and 2014 was 1,480 and 1,380, respectively, which excludes drivers, as driver costs are included in transportation costs. As of December 31, 2015 and 2014, Mode had 117 and 125 employees, respectively.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $68.7 million in 2015 from $62.0 million in 2014. As a percentage of revenue, these expenses increased to 2.0% in 2015 from 1.8% in 2014. The increase in the expense and the increase in the percentage of revenue were primarily related to Mode’s increase in gross margin.

The Mode segment agent fees and commissions expense increase of $6.7 million was primarily due to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $60.0 million in 2015 from $58.0 million in 2014. As a percentage of revenue, these expenses increased to 1.7% in 2015 from 1.6% in 2014.

The Hub segment increase of $1.9 million was due primarily to increases in personal property and real estate taxes and repairs and maintenance expense of $0.8 million each, technology communication charges of $0.6 million, bad debt expense of $0.2 million and an increase in the loss on the sale of fixed assets of $0.1 million.  These increases were partially offset by decreases in training expense and temporary employee expense of $0.2 million each as well as general insurance and rent expense of $0.1 million each.

Mode’s general and administrative expenses increased to $7.0 million in 2015 from $6.9 million in 2014.  The increase was primarily due to an increase outside services of $0.2 million partially offset by a decrease in repairs and maintenance expense of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $8.0 million in 2015 from $7.8 million in 2014. This expense as a percentage of revenue remained constant at 0.2% in both 2015 and 2014.

The Hub segment’s depreciation expense increased to $6.7 million in 2015 from $6.2 million in 2014.  This increase was related primarily to more depreciation related to additional computer hardware and software.

Mode’s depreciation expense decreased to $1.3 million in 2015 from $1.6 million in 2014.   The decrease in expense was primarily related to less depreciation related to computer hardware and software.

Driver Settlements and Related Costs

In 2014, the Hub segment recorded a charge of $10.3 million for driver settlements and related costs.  This charge included $9.3 million in settlements for individual drivers and $1.0 million of related legal, communication and implementation costs.  This expense as a percentage of revenue was 0.3% in 2014.  In 2015, there were no such costs.

Impairment of Software

In 2014, the Hub segment recorded a charge of $11.9 million related to the write-off of software development costs as a result of our decision to terminate a long-term technology project.  This expense as a percentage of revenue was 0.3% in 2014.  In 2015, there were no such costs.

Other Income (Expense)

Hub Group’s other expense increased to $5.4 million in 2015 from $2.0 million in 2014 due primarily to $1.2 million in increased interest expense related to our tractor and container debt as well as an increase of $2.3 million in foreign currency translation losses.

Provision for Income Taxes

The provision for income taxes increased to $40.6 million in 2015 from $30.3 million in 2014 primarily due to the increase in our pretax income.  Our effective tax rate was 36.4% in 2015 and 37.0% in 2014.  The rate decrease was primarily due to the effect of state tax apportionment changes reducing our provision for state taxes.

Net Income

Net income increased to $70.9 million in 2015 from $51.6 million in 2014 due primarily to increased margin, partially offset by higher operating expenses and higher income tax expense.

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

CONSOLIDATED OPERATING EXPENSES

The following table presents certain items in the Consolidated Statements of Income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2014	2013

Revenue	100.0%	100.0%

Transportation costs	89.6	89.0

Gross margin	10.4	11.0

Costs and expenses:
Salaries and benefits	3.8	4.0
Agent fees and commissions	1.8	1.6
General and administrative	1.6	1.7
Depreciation and amortization	0.2	0.2
Driver settlements and related costs	0.3	-
Impairment of software	0.3	-
Impairment of trade name	-	0.1
Total costs and expenses	8.0	7.6

Operating income	2.4	3.4

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

Other Income (Expense)

Hub Group’s interest expense increased to $1.8 million in 2014 from $1.2 million in 2013 due primarily to the increased interest expense related to higher debt for new tractors and containers.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2015, we funded operations, capital expenditures, capital leases, purchase of treasury stock, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, cash on hand and proceeds from the issuance of long-term debt. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the year ended December 31, 2015 was approximately $171.7 million, which resulted primarily from income of $70.9 million adjusted for non-cash charges of $61.1 million and the change in operating assets and liabilities of $39.7 million. The $73.2 million increase in cash flow provided by operating activities for 2015 compared to 2014 was primarily attributed to a positive cash change in operating assets and liabilities of $66.7 million and an increase in net income of $19.4 million, partially offset by a decrease in non-cash charges of $12.9 million.  The positive cash change in assets and liabilities in 2015 versus 2014 resulted from an improvement in DSO and the use of prepaid for taxes, partially offset by quicker payments to our vendors.

Cash provided by operating activities was approximately $98.5 million and $117.4 million for the years ended December 31, 2014 and 2013, respectively.  The cash provided by operating activities in 2014 resulted primarily from income of $51.6 million adjusted for non-cash charges of $73.9 million partially offset by the change in operating assets and liabilities of $27.0 million. The $18.9 million decrease in cash flow provided by operating activities for 2014 compared to 2013 was primarily attributed to the decrease in net income of $17.6 million, a larger use of cash for prepaid taxes offset by higher add backs of non-cash items such as the impairment of software and higher depreciation expense.

Net cash used in investing activities for the year ended December 31, 2015 was $80.7 million which includes proceeds from the sale of equipment of $2.3 million. Capital expenditures of $83.0 million included tractor purchases of $45 million, container purchases of $21 million, purchases of transportation equipment of $11 million and $6 million related primarily to technology purchases.

Capital expenditures decreased by approximately $36.1 million in 2015 as compared to 2014. The 2015 decrease was due to decreases in container purchases of $18 million, tractor purchases of $14 million, payments for our new headquarters in Oak Brook of $8 million and technology and other purchases of $3 million.  These decreases were partially offset by approximately $7 million more of transportation equipment purchased in 2015.

Net cash used in investing activities for the year ended December 31, 2014 was $118.6 million as compared to $109.1 million in 2013.  Capital expenditures increased by approximately $8 million in 2014 as compared to 2013. The 2014 increase was due to additional tractor purchases of $44 million and technology and other purchases of $2 million partially offset by approximately $20 million less of container purchases and $18 million less spent on construction costs for our new headquarters.

In 2016 we expect to purchase between 3,300 and 4,000 containers and about 50 tractors.  We are also investing in technology including transportation management systems and satellite tracking.  We have not decided if we will finance the containers and tractors using debt or operating leases.  If we finance with operating leases, we estimate our capital expenditures will range from $25 million to $30 million.  If we finance with debt, we estimate capital expenditures will range from $62 million to $73 million.

Net cash provided by financing activities for the year ended December 31, 2015 was $7.1 million.  We used $28.8 million to purchase treasury stock, $23.2 million for repayment of long term debt, $2.9 million of cash for stock tendered for payments of withholding taxes and $2.5 million for capital lease payments. These payments were offset by proceeds from the issuance of debt of $64.4 million and excess tax benefits from share-based compensation of $0.2 million as a financing cash in-flow.  The $53.7 million decrease in cash provided by financing activities for 2015 compared to 2014 was primarily due to the decrease of $26.7 million in debt issuance, additional debt payments of $16.0 million and additional treasury stock purchases of $10.8 million.

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

Cash paid for income taxes of $7.0 million was less than our income tax expense of $40.6 million due to the combination of our utilization of $14.6 million in prepaid taxes carried over from 2014 along with the effects of favorable timing differences between our tax returns and financial statements.  The largest favorable timing difference in 2015 related to depreciation for tractors and containers.  In 2016, we expect our cash paid for taxes to be closer to our income tax expense because we do not have a material prepaid tax carry over from 2015 to 2016 and we expect to have a smaller favorable timing difference between the 2016 tax return and financial statement depreciation.

See Note 10 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2016. As of December 31, 2015, our letters of credit were $8.2 million.

Our unused and available borrowings under our bank revolving line of credit were $41.8 million as of December 31, 2015 and $43.9 million as of December 31, 2014. We believe our line of credit is adequate to meet our cash needs.  We were in compliance with our debt covenants as of December 31, 2015.

CONTRACTUAL OBLIGATIONS

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease obligations, and contingent commitments as of December 31, 2015 is presented in the following table (in thousands).

Future Payments Due:

		Operating
		Leases and	Long
	Capital	Other	Term
	Lease	Commitments	Debt	Total
2016	$3,182	$8,883	$32,409	$44,474
2017	3,173	4,992	32,772	40,937
2018	3,173	2,841	32,449	38,463
2019	3,173	1,455	25,766	30,394
2020	3,182	1,405	9,908	14,495
2021 and thereafter	1,845	5,003	-	6,848
	$17,728	$24,579	$133,304	$175,611

In addition to the commitments above, in December 2015, we committed to acquire 1,000 53’ containers.  We expect the total purchase price of these containers to be approximately $9 million.  We expect to take delivery of the equipment between February and April 2016.  We are still deciding whether we will finance the containers with an operating lease or debt.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:

2016	$3,802
2017	1,270
2018	1,521
2019	1,631
2020	1,746
2021 and thereafter	11,278
$21,248

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

Allowance for Uncollectible Trade Accounts Receivable

We extend credit to customers after a review of each customer’s credit history.  An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions.  Annually we review, in hindsight, the percentage of receivables that are collected that aged over one year, those that are not one year old and the accounts that went into bankruptcy.  Due primarily to the difference in customer mix, the percentage of receivables collected in the Hub segment has been higher than the Mode segment although both have been over 98%.  We reserve for accounts less than one year old based on specifically identified uncollectible balances and our historic collection percentage.   In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions.  Once a receivable ages over one year, our collection percentage is much lower for both the Hub and Mode segments, thus a separate calculation is done for open receivables that have aged over one year.   We also review our collection percentage after a company has gone into bankruptcy.  Although these collection percentages may change both negatively and positively, since only a small portion of our receivables are aged over one year or are involved in a bankruptcy case, a large change in the either of those collection percentages would not have a material impact on our financial statements.  Our level of reserves for customer accounts receivable fluctuate depending upon all the factors mentioned above.  Historically, our reserve for uncollectible accounts has approximated actual accounts written off and we do not expect the reserve for uncollectible accounts to change significantly relative to our accounts receivable balance.  The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable.  Recoveries of receivables previously charged off are recorded when received.

Revenue Recognition

Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectability is reasonably assured. Revenue and related transportation costs are recognized based on relative transit time. For transportation services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period.  Further, in most cases, we report revenue on a gross basis because we are the primary obligor and are responsible for providing the service desired by the customer. The customer views us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, our earnings vary. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on the gross basis.

Valuation of Finite-Lived Intangibles and Fixed Assets

Our fixed assets consist of equipment, computer software and hardware as well as our corporate headquarters.  Our finite-lived intangibles consist of customer and agency relationships.  We evaluate the potential impairment of finite-lived intangible assets and fixed assets when impairment indicators exist.  In the third quarter of 2014, the Hub segment recorded a full write-off of $11.9 million related to software development costs as a result of our decision to terminate a long-term technology project.  Upon deployment of the software in 2014, we discovered that the software did not properly integrate with our current systems or meet the criteria for which it was designed.  We did not believe the software could be cost effectively salvaged and it had no value on the open market.  This charge is included in Impairment of software in the Consolidated Statements of Income and Comprehensive Income.  We currently have no other software projects of this nature that are at risk for impairment.

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

New Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Update No. 2014-09—Revenue from Contracts with Customers (Topic 606).  This Standard provides guidance on how to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The update provides two transition methods to the new guidance: a retrospective approach and a modified retrospective approach.  Early application is permitted for annual reporting periods beginning after December 15, 2016.  We plan to adopt this standard January 1, 2018, as required.  We are awaiting the Joint Transition Resource Group for Revenue Recognition’s (TRG) guidance on principal versus agent (reporting revenue gross versus net) to complete our assessment of the effect of this pronouncement on our consolidated financial statements.  We are currently evaluating the transition method and effect this update will have on our consolidated financial statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Update No. 2015-17—Income Taxes (Topic 740).  This Standard provides guidance on the balance sheet classification of deferred taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet.  For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Early application is permitted.  We are currently evaluating the method of adoption and expect this Standard will have an impact on our consolidated balance sheets as our current deferred tax assets were $8.4 million as of December 31, 2015.

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

Revenue

We believe that the performance of the railroads and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate. Should there be further consolidation in the rail industry causing a service disruption, we believe our intermodal business would likely be negatively impacted. Should there be a significant service disruption, we expect that there may be some customers who would switch from using our intermodal service to other transportation services. We expect that these customers may choose to continue to utilize other services even when intermodal service levels are restored. Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, lower fuel prices, the entry of new competitors, the loss of Mode LLC IBOs and or sales agents, poor customer retention, inadequate drayage service and inadequate equipment supply.

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the transportation business mix, changes in logistics services between transactional business and management fee business, insurance costs, driver recruiting costs, driver compensation changes, impact of regulations on drayage costs, trailer and container capacity, vendor cost increases, fuel costs, equipment utilization, intermodal industry growth, intermodal industry service levels, accessorials, competitive pricing and accounting estimates.  On January 29, 2016, we closed Hub Group Trucking’s Los Angeles terminal.  The business model in the Los Angeles terminal was not cost-competitive.  The Los Angeles terminal was a high cost model in a low priced market.  This means that our costs were substantially higher than what we would pay a third party carrier to perform this service.  As a result, our gross margin should improve.  Further, we expect one-time costs in the first quarter of 2016 to be approximately $1.5 million related to shutting down the Los Angeles terminal.

Salaries and Benefits

We estimate that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between volume increases and changes in levels of staffing. Factors that could affect the percentage from staying in the recent historical range include, but are not limited to, revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, changes in customer requirements, changes in our operating structure, severance, how well we perform against our EPS goals, and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.  Further, we expect one-time costs in the first quarter of 2016 to be between $1.5 million and $2.0 million related to severance.

Agent Fees and Commissions

Agent fees and commissions are directly related to the gross margin earned by the Mode agents. This expense will fluctuate as Mode’s gross margin fluctuates.

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

Other Income (Expense)

We expect interest expense to increase in 2016 because we financed our 2015 tractor and container purchases with debt. Factors that could cause a change in interest income include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and purchase of treasury stock.  See Note 10 of the consolidated financial statements for additional information regarding new debt. We do not expect the loss related to currency translation to repeat in 2016 as the 2015 loss was unprecedented.

Provision for Income Taxes

Based on current tax legislation, we estimate that our effective tax rate will be between 37.0% and 38.0% in 2016.

Leasing on Owner-Operators

Our drivers are comprised of 62% independent contractors and 38% employees.  We had difficulties signing on owner-operators in recent months but more success recruiting employee drivers.  If this trend continues, the Company may have to recruit more employee drivers in certain markets.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition. Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2015. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

The Company has both fixed and variable rate debt as described in Note 10 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2015.

As of December 31, 2015 and 2014, other than our outstanding letters of credit, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hub Group, Inc.  as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(b).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hub Group Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 26, 2016

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$207,749	$109,769
Accounts receivable trade, net	379,987	401,803
Accounts receivable other	10,344	24,886
Prepaid taxes	362	14,937
Deferred taxes	8,412	4,816
Prepaid expenses and other current assets	17,756	14,355
TOTAL CURRENT ASSETS	624,610	570,566

Restricted investments	21,108	21,944
Property and equipment, net	374,847	338,327
Other intangibles, net	13,139	14,434
Goodwill, net	262,594	262,813
Other assets	4,848	4,043
TOTAL ASSETS	$1,301,146	$1,212,127

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$230,432	$256,345
Accounts payable other	21,495	21,333
Accrued payroll	33,020	16,192
Accrued other	38,733	43,523
Current portion of capital lease	2,608	2,504
Current portion of long term debt	32,409	19,619
TOTAL CURRENT LIABILITIES	358,697	359,516

Long term debt	100,895	72,460
Non-current liabilities	20,233	22,929
Long term portion of capital lease	13,299	15,937
Deferred taxes	160,182	140,501

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2015 and 2014	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2015 and 2014; 35,633,961 shares outstanding in 2015 and 36,247,324 shares outstanding in 2014	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2015 and 2014	7	7
Additional paid-in capital	174,285	171,235
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	660,758	589,809
Accumulated other comprehensive loss	(178)	(77)
Treasury stock; at cost, 5,590,831 shares in 2015 and 4,977,468 shares in 2014	(171,986)	(145,144)
TOTAL STOCKHOLDERS' EQUITY	647,840	600,784
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,301,146	$1,212,127

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts).

	Years Ended December 31,
	2015	2014	2013

Revenue	$3,525,595	$3,571,126	$3,373,898
Transportation costs	3,112,900	3,200,691	3,002,875
Gross margin	412,695	370,435	371,023

Costs and expenses:
Salaries and benefits	158,938	136,480	135,341
Agent fees and commissions	68,724	62,041	55,789
General and administrative	60,015	58,014	56,772
Depreciation and amortization	7,988	7,799	6,470
Driver settlements and related costs	-	10,343	-
Impairment of software	-	11,881	-
Impairment of trade name	-	-	2,904
Total costs and expenses	295,665	286,558	257,276

Operating income	117,030	83,877	113,747

Other income (expense):
Interest expense	(2,971)	(1,785)	(1,246)
Interest and dividend income	83	32	82
Other, net	(2,560)	(257)	(28)
Total other expense	(5,448)	(2,010)	(1,192)

Income before provision for income taxes	111,582	81,867	112,555

Provision for income taxes	40,633	30,309	43,445

Net income	$70,949	$51,558	$69,110

Other comprehensive income (loss):
Foreign currency translation adjustments	(101)	8	(86)

Total comprehensive income	$70,848	$51,566	$69,024

Basic earnings per common share	$1.98	$1.41	$1.88

Diluted earnings per common share	$1.97	$1.40	$1.87

Basic weighted average number of shares outstanding	35,876	36,590	36,829
Diluted weighted average number of shares outstanding	35,968	36,732	36,982

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2012	41,887,088	$419	$167,765	$(15,458)	$469,141	$1	(4,457,307)	$(120,971)	$500,897
Purchase of treasury shares	-	-	-	-	-	-	(377,906)	(13,791)	(13,791)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(75,995)	(2,634)	(2,634)
Issuance of restricted stock awards, net of forfeitures	-	-	(7,990)	-	-	-	296,300	7,990	-
Share-based compensation expense	-	-	7,667	-	-	-	-	-	7,667
Exercise of non-qualified options	-	-	(408)	-	-	-	16,500	449	41
Tax benefit of share-based compensation plans	-	-	323	-	-	-	-	-	323
Net income	-	-	-	-	69,110	-	-	-	69,110
Foreign currency translation adjustment	-	-	-	-	-	(86)	-	-	(86)
Balance December 31, 2013	41,887,088	$419	$167,357	$(15,458)	$538,251	$(85)	(4,598,408)	$(128,957)	$561,527

Purchase of treasury shares	-	-	-	-	-	-	(501,271)	(18,024)	(18,024)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(80,772)	(3,195)	(3,195)
Issuance of restricted stock awards, net of forfeitures	-	-	(5,032)	-	-	-	202,983	5,032	-
Share-based compensation expense	-	-	8,258	-	-	-	-	-	8,258
Tax benefit of share-based compensation plans	-	-	652	-	-	-	-	-	652
Net income	-	-	-	-	51,558	-	-	-	51,558
Foreign currency translation adjustment	-	-	-	-	-	8	-	-	8
Balance December 31, 2014	41,887,088	$419	$171,235	$(15,458)	$589,809	$(77)	(4,977,468)	$(145,144)	$600,784

Purchase of treasury shares	-	-	-	-	-	-	(735,524)	(28,823)	(28,823)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(77,732)	(2,916)	(2,916)
Issuance of restricted stock awards, net of forfeitures	-	-	(4,897)	-	-	-	199,893	4,897	-
Share-based compensation expense	-	-	7,833	-	-	-	-	-	7,833
Tax benefit of share-based compensation plans	-	-	114	-	-	-	-	-	114
Net income	-	-	-	-	70,949	-	-	-	70,949
Foreign currency translation adjustment	-	-	-	-	-	(101)	-	-	(101)
Balance December 31, 2015	41,887,088	$419	$174,285	$(15,458)	$660,758	$(178)	(5,590,831)	$(171,986)	$647,840

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net Income	$70,949	$51,558	$69,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,042	29,380	21,302
Impairment of software	-	11,881	-
Impairment of trade name	-	-	2,904
Deferred taxes	16,378	24,501	16,438
Compensation expense related to share-based compensation plans	7,833	8,258	7,667
Gain on sale of assets	(129)	(46)	(167)
Excess tax benefits from share based compensation	(81)	-	(13)
Changes in operating assets and liabilities:
Restricted investments	836	(1,190)	(3,536)
Accounts receivable, net	36,373	(28,621)	(25,420)
Prepaid taxes	14,575	(14,533)	(308)
Prepaid expenses and other current assets	(3,401)	(1,621)	(2,137)
Other assets	(805)	(2,047)	(682)
Accounts payable	(25,736)	20,370	27,635
Accrued expenses	20,505	367	1,736
Non-current liabilities	(2,642)	284	2,888
Net cash provided by operating activities	171,697	98,541	117,417

Cash flows from investing activities:
Proceeds from sale of equipment	2,309	612	1,837
Purchases of property and equipment	(83,042)	(119,171)	(110,917)
Net cash used in investing activities	(80,733)	(118,559)	(109,080)

Cash flows from financing activities:
Proceeds from issuance of debt	64,442	91,084	9,120
Repayments of long term debt	(23,217)	(7,251)	(874)
Proceeds from stock options exercised	-	-	41
Stock tendered for payments of withholding taxes	(2,916)	(3,195)	(2,634)
Purchase of treasury stock	(28,823)	(18,024)	(13,791)
Capital lease payments	(2,534)	(2,449)	(2,329)
Excess tax benefits from share-based compensation	195	652	336
Net cash provided by (used in) financing activities	7,147	60,817	(10,131)

Effect of exchange rate changes on cash and cash equivalents	(131)	6	(2)

Net increase (decrease) in cash and cash equivalents	97,980	40,805	(1,796)
Cash and cash equivalents beginning of the year	109,769	68,964	70,760
Cash and cash equivalents end of the year	$207,749	$109,769	$68,964

Supplemental disclosures of cash paid for:
Interest	$2,977	$1,532	$1,201
Income taxes	$6,990	$20,189	$29,728

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

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2015 and 2014, our cash and temporary investments were with high quality financial institutions in DDAs (Demand Deposit Accounts) and Savings Accounts.

Accounts Receivable and Allowance for Uncollectible Accounts: In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions. To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible. On an annual basis, we perform a hindsight analysis on Hub and Mode separately to determine each segment’s experience in collecting account balances over one year old and account balances in bankruptcy. We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Our reserve for uncollectible accounts was approximately $5.2 million and $7.0 million as of December 31, 2015 and 2014, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method at rates adequate to depreciate the cost of the applicable assets over their expected useful lives: building and improvements, up to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, up to 10 years; furniture and equipment, up to 10 years; and transportation equipment up to 15 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed 10 years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that the undiscounted future cash flows resulting from the use of the asset group is less than the carrying amount, an impairment loss equal to the excess of the assets carrying amount over its fair value, less cost to dispose, is recorded.

Goodwill and Other Intangibles: Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with our business combinations. Goodwill and intangible assets that have indefinite useful lives are not amortized but are subject to annual impairment tests.

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. In 2015 and 2014, we performed the qualitative assessment on both the Hub and Mode reporting units. No impairment charge was recognized based on the results of the goodwill impairment tests.

On January 1, 2013, we adopted the FASB’s new accounting guidance regarding indefinite-lived intangibles which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative test discussed above. As a result of our impairment analysis, we recorded an impairment charge of $2.9 million in 2013, which is included in the Impairment of Trade Name line item in the Consolidated Statements of Income and Comprehensive Income. See Note 6 to the consolidated financial statements for information on this impairment charge.

We evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs (Demand Deposit Accounts) and Savings Accounts. We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2015, 2014 or 2013. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

Revenue Recognition: Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectability is reasonably assured. Revenue and related transportation costs are recognized based on relative transit time. Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Services requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on a gross basis for most of our revenue.

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

New Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Update No. 2014-09—Revenue from Contracts with Customers (Topic 606).  This Standard provides guidance on how to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The update provides two transition methods to the new guidance: a retrospective approach and a modified retrospective approach.  Early application is permitted for annual reporting periods beginning after December 15, 2016.  We plan to adopt this standard January 1, 2018, as required.  We are awaiting the Joint Transition Resource Group for Revenue Recognition’s (TRG) guidance on principal versus agent (reporting revenue gross versus net) to complete our assessment of the effect of this pronouncement on our consolidated financial statements.  We are currently evaluating the transition method and effect this update will have on our consolidated financial statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Update No. 2015-17—Income Taxes (Topic 740).  This Standard provides guidance on the balance sheet classification of deferred taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet.  For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Early application is permitted.  We are currently evaluating the method of adoption and expect this Standard will have an impact on our consolidated balance sheets as our current deferred tax assets were $8.4 million as of December 31, 2015.

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended, December 31,
	2015	2014	2013

Net income for basic and diluted earnings per share	$70,949	$51,558	$69,110

Weighted average shares outstanding - basic	35,876	36,590	36,829

Dilutive effect of stock options and restricted stock	92	142	153

Weighted average shares outstanding - diluted	35,968	36,732	36,982

Earnings per share - basic	$1.98	$1.41	$1.88

Earnings per share - diluted	$1.97	$1.40	$1.87

NOTE 4. Impairment of Software

In 2014, the Hub segment recorded a full write-off of $11.9 million related to software development costs as a result of our decision to terminate a long-term technology project. Upon deployment in the third quarter of 2014, it was discovered that the software did not properly integrate with our current systems or meet the criteria for which it was designed. We did not believe the software could be cost effectively salvaged and it has no value on the open market. This charge is included in Impairment of software in the Consolidated Statements of Income and Comprehensive Income.

NOTE 5. Business Segments

We report two distinct business segments. The first segment is Mode, which includes the Mode LLC business we acquired on April 1, 2011. The second segment is Hub, which is all business other than Mode.

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

Mode LLC markets and operates its freight transportation services, consisting of intermodal, truck brokerage and logistics, primarily through agents who enter into contractual arrangements with Mode LLC.

The following is a summary of operating results, which includes the results of operations of the Mode segment for the years ended December 31, 2015, 2014 and 2013, and certain other financial data for our business segments (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2015				Ended December 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,679,318	$928,661	$(82,384)	$3,525,595	$2,722,799	$931,131	$(82,804)	$3,571,126
Transportation costs	2,385,197	810,087	(82,384)	3,112,900	2,461,144	822,351	(82,804)	3,200,691
Gross margin	294,121	118,574	-	412,695	261,655	108,780	-	370,435

Costs and expenses:
Salaries and benefits	143,993	14,945	-	158,938	122,097	14,383	-	136,480
Agent fees and commissions	56	68,668	-	68,724	45	61,996	-	62,041
General and administrative	53,023	6,992	-	60,015	51,108	6,906	-	58,014
Depreciation and amortization	6,688	1,300	-	7,988	6,238	1,561	-	7,799
Driver settlements and related costs	-	-	-	-	10,343	-	-	10,343
Impairment of software	-	-	-	-	11,881	-	-	11,881
Total costs and expenses	203,760	91,905	-	295,665	201,712	84,846	-	286,558

Operating income	$90,361	$26,669	$-	$117,030	59,943	23,934	-	83,877

Capital expenditures	$79,860	$3,182	$-	$83,042	$118,640	$531	$-	$119,171

	Twelve Months
	Ended December 31, 2013
			Inter-	Hub
			Segment	Group
	Hub	Mode	Elims	Total
Revenue	$2,599,763	$823,159	$(49,024)	$3,373,898
Transportation costs	2,325,512	726,387	(49,024)	3,002,875
Gross margin	274,251	96,772	-	371,023

Costs and expenses:
Salaries and benefits	120,478	14,863	-	135,341
Agent fees and commissions	1,372	54,417	-	55,789
General and administrative	50,484	6,288	-	56,772
Depreciation and amortization	4,326	2,144	-	6,470
Impairment of trade name	2,904	-	-	2,904
Total costs and expenses	179,564	77,712	-	257,276

Operating income	$94,687	$19,060	$-	$113,747

Capital expenditures	$109,412	$1,505	$-	$110,917

The following tables summarize our revenue by segment and business line (in thousands):

	As of December 31, 2015				As of December 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,127,042	$181,514	$(7,410)	$1,301,146	$1,030,722	$189,787	$(8,382)	$1,212,127
Goodwill	233,205	29,389	-	262,594	233,424	29,389	-	262,813

	Twelve Months				Twelve Months
	Ended December 31, 2015				Ended December 31, 2014
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,792,046	$483,910	$(78,688)	$2,197,268	$1,815,842	$466,859	$(79,406)	$2,203,295
Truck brokerage	355,402	314,498	(1,908)	667,992	338,590	335,587	(946)	673,231
Logistics	531,870	130,253	(1,788)	660,335	568,367	128,685	(2,452)	694,600
Total revenue	$2,679,318	$928,661	$(82,384)	$3,525,595	$2,722,799	$931,131	$(82,804)	$3,571,126

	Twelve Months
	Ended December 31, 2013
			Inter-	Hub
			Segment	Group
	Hub	Mode	Elims	Total
Intermodal	$1,818,162	$389,186	$(46,401)	$2,160,947
Truck brokerage	333,027	311,930	(1,453)	643,504
Logistics	448,574	122,043	(1,170)	569,447
Total revenue	$2,599,763	$823,159	$(49,024)	$3,373,898

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

The following table presents the carrying amount of goodwill (in thousands):

			Hub Group
	Hub	Mode	Total
Balance at January 1, 2014	$233,643	$29,389	$263,032
Other	(219)	-	(219)
Balance at December 31, 2014	233,424	29,389	262,813
Other	(219)	-	(219)
Balance at December 31, 2015	$233,205	$29,389	$262,594

The changes noted as “other” in the table above for both 2015 and 2014 refer to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

In December 2013, we decided to change our branding strategy for Comtrak Logistics which resulted in us retiring the Comtrak name. We decided to change the name of Comtrak to Hub Group Trucking, Inc. as we believed the name change would allow us to benefit from the valuable Hub Group name with customers, vendors and drivers. In conjunction with the strategy, the Comtrak name was no longer used, resulting in no fair value and a write off of the asset. We recorded an impairment charge of $2.9 million in 2013, which is included in the Impairment of trade name line item in the Consolidated Statements of Income and Comprehensive Income.

The components of the “Other intangible assets” are as follows (in thousands):

			Accumulated	Net
	Gross	Accumulated	Impairment	Carrying
As of December 31, 2015:	Amount	Amortization	Loss	Value	Life

Hub
Customer relationships	$5,181	$(3,350)	$-	$1,831	7-15 years
Hub Total	$5,181	$(3,350)	$-	$1,831

Mode
Agency/customer relationships	$15,362	$(4,054)	$-	$11,308	18 years

Hub Group Total	$20,543	$(7,404)	$-	$13,139

			Accumulated	Net
	Gross	Accumulated	Impairment	Carrying
As of December 31, 2014:	Amount	Amortization	Loss	Value	Life

Hub
Customer relationships	$5,181	$(2,909)	$-	$2,272	7-15 years
Trade name	2,904	-	(2,904)	-	Indefinite
Hub Total	$8,085	$(2,909)	$(2,904)	$2,272

Mode
Agency/customer relationships	$15,362	$(3,200)	$-	$12,162	18 years

Hub Group Total	$23,447	$(6,109)	$(2,904)	$14,434

The above intangible assets are amortized using the straight-line method. Amortization expense, excluding impairment, for each of the years ended December 31, 2015, 2014 and 2013 was $1.3 million, $1.3 million and $1.4 million, respectively. The remaining weighted average life of all definite lived intangible assets as of December 31, 2015 was 4.49 years and 13.25 years for Hub and Mode, respectively. Amortization expense for the next five years is as follows (in thousands):

			Hub Group
	Hub	Mode	Total
2016	$442	$853	$1,295
2017	442	853	1,295
2018	395	853	1,248
2019	255	853	1,108
2020	255	853	1,108

NOTE 7. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2015	2014	2013
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.4	2.9	3.2
State incentives	(0.5)	(0.8)	(0.6)
State law changes	(0.9)	(0.9)	0.1
Nondeductible expenses	0.4	0.9	0.8
Other	-	(0.1)	0.1
Net effective rate	36.4%	37.0%	38.6%

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current
Federal	$21,363	$5,939	$22,880
State and local	2,900	445	3,817
Foreign	284	249	205
	24,547	6,633	26,902

Deferred
Federal	16,538	23,600	15,920
State and local	(346)	191	627
Foreign	(106)	(115)	(4)
	16,086	23,676	16,543

Total provision	$40,633	$30,309	$43,445

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2015	2014
Reserve for uncollectible accounts receivable	$1,672	$2,101
Accrued compensation	11,436	7,161
Other reserves	3,245	2,036
Current deferred tax assets	16,353	11,298

Accrued compensation	7,012	6,829
Other reserves	659	764
Operating loss carryforwards	1,914	1,387
Less valuation allowance	(108)	(108)
Non-current deferred tax assets	9,477	8,872
Total deferred tax assets	$25,830	$20,170

Prepaids	$(3,448)	$(1,551)
Other receivables	(4,493)	(4,931)
Current deferred tax liabilities	(7,941)	(6,482)

Property and equipment	(87,148)	(67,726)
Goodwill	(82,511)	(81,647)
Non-current deferred tax liabilities	(169,659)	(149,373)
Total deferred tax liabilities	$(177,600)	$(155,855)

We are subject to income taxation in the U.S., numerous state jurisdictions, Mexico and Canada.  Because income tax return formats vary among the states, we file both unitary and separate company state income tax returns.  Our state tax net operating losses of $1.9 million expire between December 31, 2016 and December 31, 2035. Management believes it is more likely than not that the deferred tax assets will be realized with the exception of $0.1 million related to state tax net operating losses for which a valuation allowance has been established.

As of December 31, 2015 and December 31, 2014, the amount of unrecognized tax benefits was consistent at $1.1 million.  Of these amounts, our income tax provision would decrease $0.7 million for each year, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2014	$459
Additions for tax positions taken in prior years	231
Additions for tax positions related to the current year	587
Reductions as a result of a lapse of the applicable statute of limitations	(212)
Balance at December 31, 2014	$1,065
Additions for tax positions taken in prior years	166
Additions for tax positions related to the current year	153
Reductions as a result of a lapse of the applicable statute of limitations	(245)
Balance at December 31, 2015	$1,139

We estimate it is reasonably possible that our reserve could either increase or decrease by $0.3 million during the next twelve months.

We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes.  In our 2015 provision for income taxes we recognized approximately two thousand five hundred dollars of net interest income from income tax refunds partially offset by expense from income tax penalties.

Our most recent IRS examination reviewed our 2011 and 2012 tax years and closed in 2014 with no changes.  No material examinations took place in 2015.  Although no material examinations are currently in effect, tax years 2012 through 2014 generally remain open to examination by the major tax jurisdictions to which we are subject.

NOTE 8. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and long term debt materially approximated fair value as of December 31, 2015 and 2014 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2015 and 2014, our cash and temporary investments were with high quality financial institutions in (DDAs) Demand Deposit Accounts and Savings Accounts.

Restricted investments included $21.1 million and $21.9 million as of December 31, 2015 and 2014, respectively, of mutual funds which are reported at fair value.

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

NOTE 9. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Land	$9,855	$9,855
Building and improvements	35,267	35,212
Leasehold improvements	4,419	4,241
Computer equipment and software	77,887	70,719
Furniture and equipment	13,260	12,931
Transportation equipment	405,322	346,055
	546,010	479,013
Less: Accumulated depreciation and amortization	(171,163)	(140,686)
Property and Equipment, net	$374,847	$338,327

The increase in transportation equipment to $405.3 million in 2015 from $346.1 million in 2014 was due primarily to the purchase of tractors and containers.

Included in the transportation equipment is a capital lease obligation entered into for $26.4 million in 2011. The balances as of December 31, 2015 and 2014, net of accumulated amortization, were $14.7 million and $17.4 million, respectively.

Depreciation and amortization expense related to property and equipment was $35.9 million, $28.3 million and $20.2 million for 2015, 2014 and 2013, respectively, which includes $2.6 million of amortization expense associated with a capital lease for each of the years ending 2015, 2014 and 2013. This amortization expense is included in transportation costs. Transportation equipment depreciation is included in transportation costs.

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

We have standby letters of credit that expire in 2016. As of December 31, 2015, our letters of credit were $8.2 million.

Our unused and available borrowings under our bank revolving line of credit were $41.8 million as of December 31, 2015 and $43.9 million as of December 31, 2014. We were in compliance with our debt covenants as of December 31, 2015.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding debt is as follows (in thousands):

	Period Ended
	December 31,	December 31,
	2015	2014
Secured Equipment Notes due in December 2020 with monthly principal and interest payments of $0.6 million commencing in January 2016; interest is paid monthly at a fixed annual rate between 2.02% and 2.03%	$33,066	$-

Secured Equipment Notes due in September 2020 with monthly principal and interest payments of $0.2 million commencing in October 2015; interest is paid monthly at a fixed annual rate of 1.84%	12,214	-

Secured Equipment Notes due in July 2020 with monthly principal and interest payments of $0.1 million commencing in July 2015; interest is paid monthly at a fixed annual rate of 2.14%	6,395	-

Secured Equipment Notes due in March 2020 with monthly principal and interest payments of $0.04 million commencing in April 2015; interest is paid monthly at a fixed annual rate of 2.14%	1,998	-

Secured Equipment Notes due in January 2020 with monthly principal and interest payments of $0.2 million commencing in February 2015; interest is paid monthly at a fixed annual rate between 1.72% and 2.26%	7,533	-

Secured Equipment Notes due in December 2019 with monthly principal and interest payments of $0.2 million commencing in January 2015; interest is paid monthly at a fixed annual rate of 2.24%	10,828	13,387

Secured Equipment Notes due in November 2019 with monthly principal and interest payments of $0.5 million commencing in December 2014; interest is paid monthly at a fixed annual rate of 2.05%	22,514	28,429

Secured Equipment Notes due in September 2019 with monthly principal and interest payments of $0.4 million commencing in September 2014; interest is paid monthly at a fixed annual rate of 2.15%	18,170	22,772

Secured Equipment Notes due in February 2019 with monthly principal and interest payments of $0.4 million commencing in January 2014; interest is paid monthly at a fixed annual rate between 1.87% and 1.93%	15,974	21,016

Secured Equipment Notes due in June 2018 with quarterly principal and interest payments of $0.5 million commencing in August 2013; interest is paid quarterly at a fixed annual rate between 1.9% and 2.0%	4,612	6,475
	133,304	92,079

Less current portion	(32,409)	(19,619)
Total long-term debt	$100,895	$72,460

Aggregate principal payments, in thousands, due subsequent to December 31, 2015, are as follows:

2016	$32,409
2017	32,772
2018	32,449
2019	25,766
2020	9,908
$133,304

In 2011, we entered into a lease agreement for 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease. Interest on this capital lease obligation is based on interest rates that approximate currently available interest rates; therefore, indebtedness under this capital lease obligation approximates fair value.

We paid interest of $0.7 million, $0.8 million and $0.9 million in 2015, 2014 and 2013, respectively, related to this capital lease.

NOTE 11. Leases, User Charges and Commitments

Minimum annual capital and operating lease payments, as of December 31, 2015, under non-cancelable leases, principally for containers, chassis, other equipment and real estate, as well as other commitments are payable as follows (in thousands):

Future Payments Due:

		Operating
		Leases and
	Capital	Other
	Lease	Commitments	Total
2016	$3,182	$8,883	$12,065
2017	3,173	4,992	8,165
2018	3,173	2,841	6,014
2019	3,173	1,455	4,628
2020	3,182	1,405	4,587
2021 and thereafter	1,845	5,003	6,848
	$17,728	$24,579	$42,307
Less: Imputed interest	(1,821)
Net capital lease liability	$15,907

Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $8.0 million in 2015, $8.1 million in 2014 and $10.1 million in 2013. Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. We straight-line rental expense in accordance with the FASB guidance in the Leases Topic of the Codification.

We incur rental expense for our leased containers, tractors and trailers that are included in transportation costs and totaled $11.9 million, $13.1 million, and $10.2 million for 2015, 2014 and 2013, respectively.

We incur user charges for use of a fleet of rail owned chassis, chassis under capital lease and dedicated rail owned containers on the Union Pacific and Norfolk Southern railroads which are included in transportation costs. Such charges were $74.3 million, $67.8 million and $69.1 million for 2015, 2014 and 2013, respectively. As of December 31, 2013, we have the ability to return the majority of the containers and pay for the rail owned chassis only when we are using them under these agreements. As a result, no minimum commitments related to these rail owned chassis and containers have been included in the table above.

In addition to the commitments above, in December 2015, we committed to acquire 1,000 53’ containers.  We expect the total purchase price of these containers to be approximately $9 million.  We expect to take delivery of the equipment between February and April 2016.  We are still deciding whether we will lease the containers or finance the purchase with secured fixed rate debt.

NOTE 12. Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors. The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $10.3 million and $27.2 million as of December 31, 2015 and 2014, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of December 31, 2015 and 2014. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner operator who would assume the lease or continue to operate the leased tractor in our company fleet. There were no material defaults during the years ended December 31, 2015 and 2014 and no potential material defaults.

We had a liability of approximately $0.1 million at December 31, 2015 and $0.3 million as of December 31, 2014, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 13. Stock-Based Compensation Plans

In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000. In 2002, we adopted a fourth Long-Term Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000. In 2003, we amended our 2002 Incentive Plan to add an additional 2,000,000 shares of Class A Common Stock that are reserved for issuance. In 2007, we amended our 2002 Incentive Plan to add an additional 1,000,000 shares of Class A Common Stock that are reserved for issuance. Under the 2002 Incentive Plan, stock options, stock appreciation rights, restricted stock, restricted stock units and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. We have not granted any stock options since 2003 and have no stock options outstanding. Restricted stock vests over a three to five year period. As of December 31, 2015, 526,747 shares were available for future grant. When stock options are exercised, either new shares are issued or shares are issued out of treasury.

Share-based compensation expense for 2015, 2014 and 2013 was $7.8 million, $8.3 million and $7.7 million or $5.0 million, $5.2 million and $4.6 million, net of taxes, respectively.

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. There were no options exercised during the year ended December 31, 2015 or 2014.  The total intrinsic value of options exercised during the year ended December 31, 2013 was $0.6 million. Cash received from stock options exercised during the year ended December 31, 2013 was $0.04 million. The tax benefit realized for tax deductions from stock options exercised for the year ended December 31, 2013 was $0.2 million.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2015:

		Weighted
		Average
		Grant Date
Non-vested restricted stock	Shares	Fair Value

Non-vested January 1, 2015	728,670	$35.81
Granted	338,531	$37.60
Vested	(232,466)	$34.49
Forfeited	(138,638)	$36.33
Non-vested at December 31, 2015	696,097	$37.02

The following table summarizes the restricted stock granted during the respective years:

Restricted stock grants	2015	2014	2013

Employees	316,531	273,910	280,900
Outside directors	22,000	20,000	20,000
Total	338,531	293,910	300,900

Weighted average grant date fair value	$37.60	$39.66	$34.64

Vesting period	3-5 years	3-5 years	3-5 years

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2015, 2014 and 2013 was $8.7 million, $9.4 million and $7.5 million, respectively.

As of December 31, 2015, there was $19.3 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.94 years.

During January 2016, we granted 339,852 shares of restricted stock to certain employees and 22,000 shares of restricted stock to outside directors with a weighted average grant date fair value of $32.95. The stock vests over a three to five year period.

NOTE 14. Employee Benefit Plans

We had one profit-sharing plan and trust as of December 31, 2015, 2014 and 2013, all under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense of $1.9 million, $1.9 million and $1.8 million related to this plan in 2015, 2014, and 2013, respectively.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2015 and 2014. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan.

We incurred expense of $0.3 million, $0.3 million and $0.4 million related to the employer match for these plans in 2015, 2014 and 2013, respectively. The liabilities related to these plans as of December 31, 2015 and 2014 were $21.3 million and $22.4 million, respectively.

NOTE 15. Legal Matters

Robles

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary, Comtrak Logistics, Inc., now known as Hub Group Trucking, Inc.  Mr. Robles drove a truck for Hub Group Trucking in California, first as an independent contractor and then as an employee.  The action was brought on behalf of a class comprised of present and former California-based truck drivers for Hub Group Trucking who were classified as independent contractors, from January 2009 to August 2014.  The complaint alleges Hub Group Trucking has misclassified such drivers as independent contractors and that such drivers were employees.  The complaint asserts various violations of the California Labor Code and claims that Hub Group Trucking has engaged in unfair competition practices.  The complaint seeks, among other things, declaratory and injunctive relief, compensatory damages and attorney’s fees.  In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver.  These additional claims are only on behalf of Mr. Robles and not a putative class.

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times.  Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, Hub Group Trucking decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of December 31, 2015, 93% of the California drivers have accepted the settlement offers.  In late 2014, Hub Group Trucking decided to convert its model from independent contractors to employee drivers in California.

On April 3, 2015, the Robles case was transferred to the U.S. District Court for the Western District of Tennessee (Western Division) in Memphis.  In May 2015, the plaintiffs in the Robles case filed a Second Amended Complaint (“SAC”) which names 334 current and former Hub Group Trucking drivers as “interested putative class members.”  In addition to reasserting their existing claims, the SAC includes claims post-conversion, added two new plaintiffs and seeks a judicial declaration that the settlement agreements are unenforceable.  In June 2015, Hub Group Trucking filed a motion to dismiss the SAC.  This motion is fully briefed and Hub Group Trucking is awaiting a ruling from the Court.

Adame, Et Al. v Hub Group, Inc., Et Al.

On August 5, 2015, the Plaintiffs’ law firm in the Robles case filed a lawsuit in state court in San Bernardino County, California on behalf of 63 named Plaintiffs against Hub Group Trucking and five Company employees.  The lawsuit alleges claims similar to those being made in Robles and seeks monetary penalties under the Private Attorneys General Act.  Of the 63 named Plaintiffs, at least 58 of them previously accepted the settlement offers referenced above.

On October 29, 2015, Defendants filed a notice of removal to remove the case from state court in San Bernardino to federal court in the Central District of California. On November 19, 2015, Defendants filed a motion to transfer the case to federal court in Memphis, Tennessee and also filed a motion to dismiss the case pursuant to a clause in the independent contractor agreement stating that Tennessee law applies.  Also on November 19, 2015, Plaintiffs filed a motion to remand the case back to state court, claiming that the federal court lacks jurisdiction over the case.

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

NOTE 16. Stock Buy Back Plans

On October 22, 2014, our Board of Directors authorized the purchase of up to $75.0 million of our Class A Common Stock. This authorization expired on December 31, 2015. We purchased 735,524 and 501,271 shares under this authorization during the years ended December 31, 2015 and 2014, respectively.

We purchased 77,732 shares for $2.9 million and 80,772 shares for $3.2 million during the years ended December 31, 2015 and 2014, respectively, related to employee withholding upon vesting of restricted stock.

The following table displays the number of shares purchased during 2015 and the maximum value of shares that may yet be purchased under the plan:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
January 1 to January 31	-	$-	-	$56,977
February 1 to February 28	341,020	$39.35	341,020	$43,577
March 1 to March 31	-	$-	-	$43,577
April 1 to April 30	-	$-	-	$43,577
May 1 to May 31	-	$-	-	$43,577
June 1 to June 30	-	$-	-	$43,577
July 1 to July 31	114,352	$38.58	114,352	$39,145
August 1 to August 31	198,923	$39.97	198,923	$31,194
September 1 to September 30	81,229	$37.43	81,229	$28,154
October 1 to October 31	-	$-	-	$28,154
November 1 to November 30	-	$-	-	$28,154
December 1 to December 31	-	$-	-	$-
Total	735,524	$39.19	735,524	$-

This table excludes 77,732 shares we purchased for $2.9 million during the year ended December 31, 2015 related to employee withholding upon vesting of restricted stock.

NOTE 17. Selected Quarterly Financial Data (Unaudited)

The following table sets forth the selected quarterly financial data for each of the quarters in 2015 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Year Ended December 31, 2015:
Revenue	$835,941	$899,513	$899,869	$890,272
Gross margin	89,128	101,729	105,064	116,774
Operating income	18,795	29,476	33,418	35,341
Net income	10,276	18,467	19,832	22,374
Basic earnings per share	$0.28	$0.51	$0.55	$0.63
Diluted earnings per share	$0.28	$0.51	$0.55	$0.63

The following table sets forth the selected quarterly financial data for each of the quarters in 2014 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Year Ended December 31, 2014:
Revenue	$848,449	$893,930	$913,386	$915,361
Gross margin	88,744	98,585	93,196	89,910
Operating income	20,496	30,927	7,677	24,777
Net income	12,035	18,676	4,491	16,356
Basic earnings per share	$0.33	$0.51	$0.12	$0.45
Diluted earnings per share	$0.33	$0.51	$0.12	$0.45

NOTE 18. Subsequent Event

On February 2, 2016, our Board of Directors authorized the purchases of up to $100 million of our Class A Common Stock.  This authorization expires December 31, 2016.  We may make purchases from time to time as market conditions warrant, and any repurchased shares are expected to be held in treasury for future use.  As of February 23, 2016, we have purchased 916,773 shares for $31.1 million.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2015, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria), management believes our internal control over financial reporting was effective as of December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hub Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hub Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Hub Group, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 26, 2016

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I of this report. Information about our directors, and additional information about our executive officers, may be found under the caption "Election of Directors" in our proxy statement for the 2016 annual meeting of stockholders to be held May 6, 2016 (the "Proxy Statement").  Information about our Audit Committee may be found under the captions "Meetings and Committees of the Board "and "Audit Committee Report” in the Proxy Statement. Information about the procedures by which security holders may recommend nominees to the Board may be found under the caption "Nomination of Directors" in the Proxy Statement. That information is incorporated herein by reference.

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

Equity Compensation Plan Information

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	526,747
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	526,747

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2015 and December 31, 2014

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2015, December 31, 2014 and December 31, 2013

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2015, December 31, 2014 and December 31, 2013

Consolidated Statements of Cash Flows - Years ended December 31, 2015, December 31, 2014 and December 31, 2013

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

Date: February 26, 2016	HUB GROUP, INC.

	By	/s/ DAVID P. YEAGER
David P. Yeager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager David P. Yeager	Chairman and Chief Executive Officer	February 26, 2016

/s/ Donald G. Maltby Donald G. Maltby	President and Chief Operating Officer	February 26, 2016

/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2016

/s/ Charles R. Reaves Charles R. Reaves	Director	February 26, 2016

/s/ Martin P. Slark Martin P. Slark	Director	February 26, 2016

/s/ Gary D. Eppen Gary D. Eppen	Director	February 26, 2016

/s/ Jonathan P. Ward Jonathan P. Ward	Director	February 26, 2016

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for uncollectible trade accounts

	Balance at	Charged to	Charged to		Balance at
Year Ended	Beginning of	Costs &	Other		End of
December 31:	Year	Expenses	Accounts (1)	Deductions (2)	Year

2015	$6,990,000	$270,000	$(2,037,000)	$(8,000)	$5,215,000

2014	$7,446,000	$129,000	$(565,000)	$(20,000)	$6,990,000

2013	$6,689,000	$662,000	$142,000	$(47,000)	$7,446,000

Deferred tax valuation allowance

	Balance at	Charged to	Balance at
Year Ended	Beginning of	Costs &	End of
December 31:	Year	Expenses	Year

2015	$108,000	$-	$108,000

2014	$108,000	$-	$108,000

2013	$122,000	$(14,000)	$108,000
(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries.
(2)	Represents bad debt recoveries.

S-1

INDEX TO EXHIBITS

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed July 23, 2007, File No. 000-27754)
3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K dated February 18, 2016 and filed February 23, 2016, File No. 000-27754)
10.1	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 10.1 to the Registrants report on Form 10-Q dated and filed July 30, 2014, File No 000-27754)
10.2	Class B Common Stock Issuance Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q dated and filed July 30, 2014, File No. 000-27754)
10.3*

Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.4*

Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.7*

Hub Group’s 2002 Long Term Incentive Plan (as amended and restated effective May 7, 2007) (incorporated by reference from Appendix B to the Registrant’s definitive proxy statement on Schedule 14A dated and filed March 26, 2007)

10.8

Amended and Restated Credit Agreement, dated December 12, 2013, among the Registrant and Hub City Terminals, Inc., as borrowers, Comtrak Logistics, Inc. and Mode Transportation, LLC, as guarantors, and Bank of Montreal and BMO Harris Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 12, 2013 and filed December 13, 2013, File No. 000-27754)

10.9

Lease Agreement dated as of May 10, 2005, between Banc of America Leasing & Capital, LLC and Hub City Terminals, Inc., with form of Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.10

Guaranty of Corporation, dated as of May 10, 2005, made by Registrant to, and for the benefit of, Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.11*

Form of Terms of Restricted Stock Award under Hub Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

10.12

Consulting letter agreement, dated as of December 17, 2014, by and between DZ Holdings, LLC and Hub Group, Inc., (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated January 5, 2015 and filed January 8, 2015, File No. 000-27754)

14

Hub Group’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 99.2 to the Registrant’s report on Form 10-K dated March 12, 2003 and filed on March 13, 2003, File No. 000-27754)

21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

Number	Exhibit
31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350
101

The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 26, 2016, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014, and 2013, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, (iv) Consolidated Statements of Stockholders’ Equity for the years ended 2015, 2014, and 2013, and (v) the Notes to the Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.