Form 10-Q
period 2016-03-31
HUB GROUP INC
filed 2016-04-29
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

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

On April 26, 2016, the registrant had 34,220,231 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$200,256	$207,749
Accounts receivable trade, net	365,149	379,987
Accounts receivable other	3,848	10,344
Prepaid taxes	336	362
Deferred taxes	-	8,412
Prepaid expenses and other current assets	16,347	17,756
TOTAL CURRENT ASSETS	585,936	624,610

Restricted investments	19,423	21,108
Property and equipment, net	379,484	374,847
Other intangibles, net	12,815	13,139
Goodwill, net	262,540	262,594
Other assets	4,448	4,848
TOTAL ASSETS	$1,264,646	$1,301,146

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$234,196	$230,432
Accounts payable other	23,150	21,495
Accrued payroll	14,355	33,020
Accrued other	54,469	38,733
Current portion of capital lease	2,624	2,608
Current portion of long term debt	32,524	32,409
TOTAL CURRENT LIABILITIES	361,318	358,697

Long term debt	92,648	100,895
Non-current liabilities	20,754	20,233
Long term portion of capital lease	12,640	13,299
Deferred taxes	154,039	160,182

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2016 and 2015	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2016 and 2015; 34,675,173 shares outstanding in 2016 and 35,633,961 shares outstanding in 2015	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2016 and 2015	7	7
Additional paid-in capital	166,803	174,285
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	678,723	660,758
Accumulated other comprehensive loss	(177)	(178)
Treasury stock; at cost, 6,549,619 shares in 2016 and 5,590,831 shares in 2015	(207,063)	(171,986)
TOTAL STOCKHOLDERS' EQUITY	623,247	647,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,264,646	$1,301,146

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2016	2015

Revenue	$805,859	$835,941
Transportation costs	697,472	746,813
Gross margin	108,387	89,128

Costs and expenses:
Salaries and benefits	43,863	39,476
Agent fees and commissions	16,901	14,826
General and administrative	16,644	14,071
Depreciation and amortization	2,136	1,960
Total costs and expenses	79,544	70,333

Operating income	28,843	18,795

Other income (expense):
Interest expense	(911)	(741)
Interest and dividend income	61	6
Other, net	936	(1,404)
Total other income (expense)	86	(2,139)

Income before provision for income taxes	28,929	16,656

Provision for income taxes	10,964	6,380

Net income	$17,965	$10,276

Other comprehensive income:
Foreign currency translation adjustments	1	3

Total comprehensive income	$17,966	$10,279

Basic earnings per common share	$0.51	$0.28

Diluted earnings per common share	$0.51	$0.28

Basic weighted average number of shares outstanding	35,137	36,156
Diluted weighted average number of shares outstanding	35,122	36,169

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net Income	$17,965	$10,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,639	8,731
Deferred taxes	2,383	1,593
Compensation expense related to share-based compensation plans	2,181	2,034
Gain on sale of assets	(83)	-
Excess tax benefits from share based compensation	(30)	(13)
Changes in operating assets and liabilities:
Restricted investments	1,685	98
Accounts receivable, net	21,332	2,874
Prepaid taxes	26	4,557
Prepaid expenses and other current assets	1,409	(3,246)
Other assets	400	330
Accounts payable	5,421	13,414
Accrued expenses	(13,517)	5,733
Non-current liabilities	481	(1,052)
Net cash provided by operating activities	50,292	45,329

Cash flows from investing activities:
Proceeds from sale of equipment	592	26
Purchases of property and equipment	(4,893)	(15,057)
Net cash used in investing activities	(4,301)	(15,031)

Cash flows from financing activities:
Proceeds from issuance of debt	-	11,480
Repayments of long term debt	(8,132)	(5,553)
Stock tendered for payments of withholding taxes	(2,208)	(2,754)
Purchase of treasury stock	(42,368)	(13,419)
Capital lease payments	(643)	(605)
Excess tax benefits from share-based compensation	(134)	42
Net cash used in financing activities	(53,485)	(10,809)

Effect of exchange rate changes on cash and cash equivalents	1	3

Net (decrease) increase in cash and cash equivalents	(7,493)	19,492
Cash and cash equivalents beginning of the period	207,749	109,769
Cash and cash equivalents end of the period	$200,256	$129,261

Supplemental disclosures of cash paid for:
Interest	$1,245	$789
Income taxes	$5,586	$194

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2016 and results of operations for the three months ended March 31, 2016 and 2015.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.	Business Segments

We report two distinct business segments. The first segment is Mode, which includes the Mode Transportation, LLC (“Mode LLC”) business we acquired on April 1, 2011.  The second segment is Hub, which is all business other than Mode.

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

Mode LLC has Independent Business Owners (“IBOs”) who sell and operate the business throughout North America, as well as sales only agents.  Mode LLC also has a company managed operation and corporate offices in Dallas, TX, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis, TN.

Mode LLC markets and operates its freight transportation services, consisting of intermodal, truck brokerage and logistics, primarily through agents who enter into contractual arrangements with Mode LLC.

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2016				Ended March 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$615,227	$208,832	$(18,200)	$805,859	$643,443	$213,522	$(21,024)	$835,941
Transportation costs	536,073	179,599	(18,200)	697,472	580,258	187,579	(21,024)	746,813
Gross margin	79,154	29,233	-	108,387	63,185	25,943	-	89,128

Costs and expenses:
Salaries and benefits	40,096	3,767	-	43,863	35,660	3,816	-	39,476
Agent fees and commissions	13	16,888	-	16,901	15	14,811	-	14,826
General and administrative	14,722	1,922	-	16,644	12,198	1,873	-	14,071
Depreciation and amortization	1,815	321	-	2,136	1,618	342	-	1,960
Total costs and expenses	56,646	22,898	-	79,544	49,491	20,842	-	70,333

Operating income	$22,508	$6,335	$-	$28,843	$13,694	$5,101	$-	$18,795

Capital Expenditures	$4,631	$262	$-	$4,893	$14,998	$59	$-	$15,057

	As of March 31, 2016				As of December 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,105,289	$164,742	$(5,385)	$1,264,646	$1,127,042	$181,514	$(7,410)	$1,301,146
Goodwill	233,151	29,389	-	262,540	233,205	29,389	-	262,594

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended March 31, 2016				Ended March 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$413,806	$112,366	$(17,949)	$508,223	$420,952	$110,692	$(20,409)	$511,235
Truck brokerage	81,410	67,349	(27)	148,732	89,291	74,352	(165)	163,478
Logistics	120,011	29,117	(224)	148,904	133,200	28,478	(450)	161,228
Total revenue	$615,227	$208,832	$(18,200)	$805,859	$643,443	$213,522	$(21,024)	$835,941

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2016	2015

Net income for basic and diluted earnings per share	$17,965	$10,276

Weighted average shares outstanding - basic	35,137	36,156

Dilutive effect of stock options and restricted stock	(15)	13

Weighted average shares outstanding - diluted	35,122	36,169

Earnings per share - basic	$0.51	$0.28

Earnings per share - diluted	$0.51	$0.28

NOTE 4.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and long term debt approximated fair value as of March 31, 2016 and December 31, 2015 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of March 31, 2016 and December 31, 2015, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts (DDAs) and Savings Accounts.

Restricted investments, as of March 31, 2016 of $19.4 million and December 31, 2015 of $21.1 million, included mutual funds which are reported at fair value.

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

We have standby letters of credit that expire at various dates in 2016.  As of March 31, 2016, our letters of credit were $8.2 million.

Our unused and available borrowings under our bank revolving line of credit were $41.8 million as of March 31, 2016 and as of December 31, 2015.  We were in compliance with our debt covenants as of March 31, 2016.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	Period Ended
	March 31,	December 31,
	2016	2015
Secured Equipment Notes due in December 2020 with monthly principal and interest payments of $0.6 million commencing in January 2016; interest is paid monthly at a fixed annual rate between 2.02% and 2.03%	$31,490	$33,066

Secured Equipment Notes due in September 2020 with monthly principal and interest payments of $0.2 million commencing in October 2015; interest is paid monthly at a fixed annual rate of 1.84%	11,597	12,214

Secured Equipment Notes due in June 2020 with monthly principal and interest payments of $0.1 million commencing in July 2015; interest is paid monthly at a fixed annual rate of 2.14%	6,056	6,395

Secured Equipment Notes due in March 2020 with monthly principal and interest payments of $0.04 million commencing in April 2015; interest is paid monthly at a fixed annual rate of 2.14%	1,886	1,998

Secured Equipment Notes due in January 2020 with monthly principal and interest payments of $0.2 million commencing in February 2015; interest is paid monthly at a fixed annual rate between 1.72% and 2.26%	7,088	7,533

Secured Equipment Notes due in December 2019 with monthly principal and interest payments of $0.2 million commencing in January 2015; interest is paid monthly at a fixed annual rate of 2.24%	10,180	10,828

Secured Equipment Notes due in November 2019 with monthly principal and interest payments of $0.5 million commencing in December 2014; interest is paid monthly at a fixed annual rate of 2.05%	21,131	22,514

Secured Equipment Notes due in September 2019 with monthly principal and interest payments of $0.4 million commencing in September 2014; interest is paid monthly at a fixed annual rate of 2.15%	16,912	18,170

Secured Equipment Notes due in February 2019 with monthly principal and interest payments of $0.4 million commencing in January 2014; interest is paid monthly at a fixed annual rate between 1.87% and 1.93%	14,724	15,974

Secured Equipment Notes due in June 2018 with quarterly principal and interest payments of $0.5 million commencing in August 2013; interest is paid quarterly at a fixed annual rate between 1.9% and 2.0%	4,108	4,612
	125,172	133,304

Less current portion	(32,524)	(32,409)
Total long-term debt	$92,648	$100,895

NOTE 6.	Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors.  The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $6.2 million and $10.3 million as of March 31, 2016 and December 31, 2015, respectively.  The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of March 31, 2016 and December 31, 2015.  However, upon default, we have the option to purchase the tractors.  We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees.  Alternatively, we can contract with another owner-operator who would assume the lease.  There were no material defaults during the quarter ended March 31, 2016 or the year ended December 31, 2015 and no potential material defaults.

We had a liability of approximately $0.05 million as of March 31, 2016 and $0.1 million as of December 31, 2015, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 7.	Commitments and Contingencies

In December 2015, we committed to acquire 1,000 53’ containers with an option to buy an additional 500 containers.  In February 2016, we exercised our option to buy the additional 500 containers.  The total purchase price of these containers is approximately $14 million.  As of March 31, 2016, we have received 1,216 containers.  We expect to receive the remainder by the end of April 2016.  We will be financing the purchase of this equipment with secured fixed rate debt.

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

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times.  Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, Hub Group Trucking decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of March 31, 2016, 93% of the California drivers have accepted the settlement offers.  In late 2014, Hub Group Trucking decided to convert its model from independent contractors to employee drivers in California.  In early 2016, Hub Group Trucking closed its operations in Southern California.

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

Adame

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

On October 29, 2015, Defendants filed a notice of removal to remove the case from state court in San Bernardino to federal court in the Central District of California. On November 19, 2015, Defendants filed a motion to transfer the case to federal court in Memphis, Tennessee and also filed a motion to dismiss the case pursuant to a clause in the independent contractor agreement stating that Tennessee law applies.  Also on November 19, 2015, Plaintiffs filed a motion to remand the case back to state court, claiming that the federal court lacks jurisdiction over the case.  The court granted Plaintiffs’ motion to remand to the state court in San Bernardino County on April 7, 2016, mooting Defendants’ motions to transfer and dismiss.

Lubinski

On September 12, 2014, a complaint was filed in the U.S. District Court for the Northern District of Illinois (Eastern Division) by Christian Lubinski against Hub Group Trucking.  The action was brought on behalf of a class comprised of present and former owner-operators providing delivery services in Illinois for Hub Group Trucking.  The complaint alleged Hub Group Trucking misclassified such drivers as independent contractors and that such drivers were employees.  The complaint also alleged that Hub Group Trucking made illegal deductions from the drivers’ pay and failed to properly compensate the drivers for all hours worked, reimburse business expenses, pay employment taxes, and provide workers’ compensation and other employment benefits.  The complaint asserted various violations of the Illinois Wage Payment and Collections Act and claimed that Hub Group Trucking was unjustly enriched.  The complaint sought, among other things, monetary damages for the relevant statutory period and attorneys’ fees.

On October 24, 2014, the Lubinski case was transferred to the U.S. District Court for the Western District of Tennessee (Western Division), in Memphis.  On September 22, 2015, the court granted Hub Group Trucking’s motion to dismiss Lubinski’s Illinois law claims with prejudice based on the contractual choice of law provision, which provided that Tennessee law governed.  The court denied as moot Hub Group Trucking’s motion to dismiss based on federal preemption.  On October 2, 2015, Lubinski appealed this order to the United States Court of Appeals for the Sixth Circuit in Cincinnati.

On December 17, 2015, Lubinski filed his brief in support of his appeal of the motion to dismiss, asserting for the first time that the federal court did not have jurisdiction over the case due to a lack of diversity of citizenship.  Hub Group Trucking filed its response brief on January 19, 2016, in part arguing that Lubinski had himself alleged diversity of citizenship in his complaint.  Lubinski filed his reply brief on February 5, 2016. On April 1, 2016, the Sixth Circuit remanded the case to the district court—without ruling on the merits—for the district court “to consider the argument and admit the evidence necessary to determine the question of federal subject-matter jurisdiction.”  The Sixth Circuit is scheduled to mandate the case’s remand to the district court at the end of April 2016.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Update No. 2015-17—Income Taxes (Topic 740).  This Standard provides guidance on the balance sheet classification of deferred taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet.  For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Early application is permitted.  We elected to early adopt this standard as of March 31, 2016 to simplify the presentation of our deferred income taxes and applied the guidance prospectively.  As a result, we have presented all deferred tax assets and liabilities as non-current on our unaudited consolidated balance sheet as of March 31, 2016, but have not reclassified deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  The new standard will become effective beginning with the first quarter 2019.  Early adoption of the standard is permitted.  We plan to adopt this standard January 1, 2019, as required.  We are currently evaluating a transition method and the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective beginning with the first quarter of 2017, with early adoption permitted. We are currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

NOTE 10.	Subsequent Event

In April 2016, we committed to acquire 2,500 53’ containers.  We expect the total purchase price of these containers to be approximately $24 million.  We expect to take delivery of the equipment between August and October 2016.  We are still deciding whether we will lease the containers or finance the purchase with secured fixed rate debt.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. All forward-looking statements are based upon information available to us on the date of this report. Except as required by law, we expressly disclaim any obligations to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	increases in costs related to any reclassification or change in our treatment of drivers or owner-operators due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	inability to successfully protect our data against cyber-attacks;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;
•	loss of Mode LLC IBOs and sales only agents;
•	inability to recruit and retain key personnel and Mode LLC sales agents and IBOs;
•	inability to recruit and maintain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts; and
•	inability to identify, close and successfully integrate any future business combinations.

EXECUTIVE SUMMARY

Hub Group, Inc.  (“we”, “us” or “our”) reports two distinct business segments. The first segment is “Mode,” which includes the acquired Mode LLC business only.  The second segment is “Hub,” which is all business other than Mode. Hub Group (as opposed to just Hub), refers to the consolidated results for the whole company, including both the Mode and Hub segments.  For the segment financial results, refer to Note 2 to the unaudited consolidated financial statements.

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

As of March 31, 2016, approximately 59% of Hub’s drayage needs were met by our subsidiary, Hub Group Trucking, Inc., which assists us in providing reliable, cost effective intermodal services to our customers.  Hub Group Trucking has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Columbus (OH), Dallas, Hammond (IN), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis and Stockton metro areas.   As of March 31, 2016, Hub Group Trucking leased or owned 1,047 tractors, leased or owned 447 trailers, employed 923 drivers and contracted with 1,781 owner-operators for their services and equipment.

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

Hub’s top 50 customers represent approximately 63% of the Hub segment revenue for the three months ended March 31, 2016.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 189 agents, consisting of 103 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 86 sales only agents.  Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis.  Mode’s top 20 customers represent approximately 39% of the Mode segment revenue for the three months ended March 31, 2016.  We closely monitor revenue and margin for these customers.  We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended March 31:

Revenue

	Three Months				Three Months
	Ended March 31, 2016				Ended March 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$413,806	$112,366	$(17,949)	$508,223	$420,952	$110,692	$(20,409)	$511,235
Truck brokerage	81,410	67,349	(27)	148,732	89,291	74,352	(165)	163,478
Logistics	120,011	29,117	(224)	148,904	133,200	28,478	(450)	161,228
Total revenue	$615,227	$208,832	$(18,200)	$805,859	$643,443	$213,522	$(21,024)	$835,941

Hub Group’s revenue decreased 3.6% to $ 805.9 million in 2016 from $835.9 million in 2015.

The Hub segment revenue decreased 4.4% to $615.2 million.   Intermodal revenue decreased 1.7% to $413.8 million due to a decline in fuel revenue.  This decrease was partially offset by an increase in intermodal volume of 1.0% and an increase in price and mix.  Truck brokerage revenue decreased 8.8% to $81.4 million.  Truck brokerage handled 5.0% more loads, but fuel, mix and price combined were down 13.8% causing the 8.8% decrease in revenue.  Logistics revenue decreased 9.9% to $120.0 million due to losing a customer in May of 2015 and customers’ business levels being down.

Mode’s revenue decreased 2.2% to $208.8 million in 2016 from $213.5 million in 2015.  Mode’s intermodal revenue increased 1.5% primarily due to an 8.8% increase in loads which was partially offset by a decline in fuel revenue.  Mode’s truck brokerage revenue decreased 9.4% primarily due to a decrease in revenue per load that was driven by lower fuel.  Mode’s logistics revenue increased 2.2%.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2016				Ended March 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$615,227	$208,832	$(18,200)	$805,859	$643,443	$213,522	$(21,024)	$835,941
Transportation costs	536,073	179,599	(18,200)	697,472	580,258	187,579	(21,024)	746,813
Gross margin	79,154	29,233	-	108,387	63,185	25,943	-	89,128

Costs and expenses:
Salaries and benefits	40,096	3,767	-	43,863	35,660	3,816	-	39,476
Agent fees and commissions	13	16,888	-	16,901	15	14,811	-	14,826
General and administrative	14,722	1,922	-	16,644	12,198	1,873	-	14,071
Depreciation and amortization	1,815	321	-	2,136	1,618	342	-	1,960
Total costs and expenses	56,646	22,898	-	79,544	49,491	20,842	-	70,333

Operating income	$22,508	$6,335	$-	$28,843	$13,694	$5,101	$-	$18,795

Transportation Costs

Hub Group’s transportation costs decreased 6.6% to $697.5 million in 2016 from $746.8 million in 2015.  Transportation costs in 2016 consisted of purchased transportation costs of $608.7 million and equipment and driver related costs of $88.8 million compared to 2015 costs of purchased transportation of $649.9 million and equipment and driver related costs of $96.9 million.

The Hub segment transportation costs decreased 7.6% to $536.1 million in 2016 from $580.3 million in 2015.  Hub segment transportation costs in 2016 included $447.9 million in purchased transportation, down from $484.3 million in 2015.  The 7.5% decrease in purchased transportation costs was due primarily to a decrease in fuel costs, partially offset by an increase in rail costs, higher volumes and an increase in purchased drayage.  Equipment and driver related costs decreased 8.0% to $88.2 million in 2016 from $95.9 million in 2015 due primarily to a decrease in fuel costs and a decrease in driver count partially offset by $2.0 million in driver pay in connection with the shutting down of our Hub Group Trucking Los Angeles terminal.

The Mode segment transportation costs decreased 4.3% to $179.6 million in 2016 from $187.6 million in 2015.  Mode segment transportation costs are primarily purchased transportation costs which decreased due primarily to lower fuel costs, partially offset by higher volume in intermodal and truck brokerage.

Gross Margin

Hub Group’s gross margin increased 21.6% to $108.4 million in 2016 from $89.1 million in 2015.  Hub Group’s gross margin as a percentage of sales increased to 13.4% as compared to last year’s 10.7% margin.

The Hub segment gross margin increased 25.3% to $79.2 million.  The Hub segment margin increase of $16.0 million resulted from an increase in margin in all three business lines.  Intermodal gross margin increased because of a 1.0% increase in loads, price increases, improved accessorial management and lower dray costs.  Rail cost increases partially offset some of this improvement.  Truck brokerage margin increased as a result of growth with targeted customer accounts.  Logistics margin increased due to improved customer mix. As a percentage of revenue, the Hub segment gross margin increased to 12.9% in 2016 from 9.8% in 2015.  Intermodal gross margin as a percentage of sales increased 350 basis points because of price increases, improved accessorial management and lower dray costs.  Truck brokerage gross margin as a percentage of sales was up 340 basis points due to more value added services, improved customer mix and better purchasing.  Logistics gross margin as a percentage of sales was up 140 basis points due to purchasing more cost effectively and improved customer mix.

Mode’s gross margin increased to $29.2 million in 2016 from $25.9 million in 2015 due to margin growth in intermodal and truck brokerage.  Mode’s gross margin as a percentage of revenue increased to 14.0% in 2016 from 12.1% in 2015 due primarily to a 170 basis point improvement in intermodal yield and a 315 basis point improvement in truck brokerage yield.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2016	2015

Revenue	100.0%	100.0%

Transportation costs	86.6	89.3

Gross margin	13.4	10.7

Costs and expenses:
Salaries and benefits	5.4	4.7
Agent fees and commissions	2.1	1.8
General and administrative	2.1	1.7
Depreciation and amortization	0.3	0.2
Total costs and expenses	9.9	8.4

Operating income	3.5	2.3

Salaries and Benefits

Hub Group’s salaries and benefits increased to $43.9 million in 2016 from $39.5 million in 2015.  As a percentage of revenue, Hub Group’s salaries and benefits increased to 5.4% in 2016 from 4.7% in 2015.

The Hub segment salaries and benefits increase of $4.4 million was primarily due to increases of $2.5 million related to headcount and annual merit increases, $0.7 million of commissions, $0.5 million of employee bonuses, $0.4 million of severance, $0.2 million of employee benefits and $0.1 million of compensation related to restricted stock awards.

Mode’s salaries and benefits expense remained consistent at $3.8 million in both 2016 and 2015.

Hub Group’s headcount as of March 31, 2016 was 1,638, which excludes drivers, as driver costs are included in transportation costs.  As of March 31, 2016, Mode had 118 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $16.9 million in 2016 from $14.8 million in 2015.  As a percentage of revenue, these expenses increased to 2.1% in 2016 from 1.8% in 2015.

The Mode segment agent fees and commissions increase of $2.1 million was due primarily to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $16.6 million in 2016 from $14.1 million in 2015.  These expenses, as a percentage of revenue, increased to 2.1% in 2016 from 1.7% in 2015.

The Hub segment increase of $2.5 million was due primarily to increases in consulting and professional services expense of $1.6 million, repairs and maintenance expense of $0.3 million, rent expense of $0.3 million related to the closure of the Hub Group Trucking terminal in Los Angeles, travel and entertainment expenses of $0.2 million and office expense of $0.1 million.

Mode’s general and administrative expenses remained consistent at $1.9 million in both 2016 and 2015.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $2.1 million in 2016 from $2.0 million 2015.  This expense as a percentage of revenue increased to 0.3% in 2016 from 0.2% 2015.

The Hub segment depreciation expense increased to $1.8 million in 2016 from $1.6 million in 2015.  This increase was related primarily to more depreciation related to additional computer software.

Mode’s depreciation expense remained consistent at $0.3 million in both 2016 and 2015.

Other Income (Expense)

Total other income increased to $0.1 million of income in 2016 from $2.1 million of expense in 2015 due primarily to gains in foreign currency translation of $0.9 million in the first quarter of 2016 versus losses of $1.4 million in the first quarter of 2015, partially offset by an increase in interest expense of $0.2 million related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes increased to $11.0 million in 2016 from $6.4 million in 2015.  We provided for income taxes using an effective rate of 37.9% in 2016 and an effective rate of 38.3% in 2015.  The 2016 effective tax rate was lower primarily due to a cumulative decrease in state taxes net of federal benefit, resulting from changes several states made to taxable income apportionment rules.  We expect our effective tax rate for the remainder of 2016 will be approximately 38%.

Net Income

Net income increased to $18.0 million in 2016 from $10.3 million in 2015 due primarily to increased margin and other income, partially offset by higher operating expenses and higher income tax expense in 2016.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2016, we funded operations, capital expenditures, capital leases, purchase of treasury stock, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the three months ended March 31, 2016 was approximately $50.3 million, which resulted primarily from income of $18.0 million adjusted for non-cash charges of $15.1 million and a change in operating assets and liabilities of $17.2 million.

Cash provided by operating activities increased $5.0 million in 2016 versus 2015.  The increase was due to an increase in net income of $7.7 million and $2.8 million increase in adjustments for non-cash charges, partially offset by the $5.5 million decrease in the change in operating assets and liabilities for 2016 compared to 2015.  This decrease was attributed primarily to the timing of payroll expense payments and accounts payable related to the timing of vendor payments. These decreases were partially offset by an increase in accounts receivable related to the timing of customer payments.

Net cash used in investing activities for the three months ended March 31, 2016 was $4.3 million. Capital expenditures of $4.9 million related primarily to technology investments of $2.6 million, transportation equipment of $1.8 million and the remainder for leasehold improvements.

In 2016 we expect to purchase 4,000 containers.  We have already received 1,500 containers that will be financed with debt.  We are also investing in technology projects including transportation management systems and satellite tracking.  We have not decided if we will finance the remaining 2,500 containers using debt or operating leases.  If we finance with operating leases, we estimate our capital expenditures will range from $45 million to $55 million.  If we finance with debt, we estimate our capital expenditures will range from $70 million to $80 million.

Net cash used in investing activities for the quarter ended March 31, 2015 was $15.0 million.  The decrease in net cash used in investing activities of $10.7 million in 2016 versus 2015 was due primarily to lower purchases of containers and tractors in 2016.

The net cash used in financing activities for the three months ended March 31, 2016 was $53.5 million, which resulted from the purchase of treasury stock of $42.4 million, repayment of long-term debt of $8.1 million, stock tendered for payments of withholding taxes of $2.2 million, capital lease payments of $0.7 million and excess tax benefits from share-based compensation of $0.1 million.

The increase in net cash used in financing activities of $42.7 million from 2016 versus 2015 is primarily due to a $28.9 million increase in the purchases of treasury stock and having no proceeds from the issuance of debt.

In 2016, we expect our cash paid for taxes to be greater than 2015 and closer to our income tax expense because we do not have a material prepaid tax carry over from 2015 to use in 2016 and we expect to have a smaller favorable timing difference between the 2016 tax return and financial statement depreciation.

We have standby letters of credit that expire at various dates in 2016.  As of March 31, 2016, our letters of credit were $8.2 million.

Our unused and available borrowings under our bank revolving line of credit were $41.8 million as of March 31, 2016 and as of December 31, 2015.  We were in compliance with our debt covenants as of March 31, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2016. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 5 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended March 31, 2016.

As of March 31, 2016 and December 31, 2015, other than our outstanding letters of credit, we had no outstanding obligations under our bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2016, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2016.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.  Legal Proceedings

During the three months ended March 31, 2016, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, except those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

During the three months ended March 31, 2016, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2016 our Board of Directors authorized the purchases of up to $100 million of our Class A Common Stock.  This authorization expires December 31, 2016.  We purchased 1,213,082 shares under this authorization during the three months ended March 31, 2016.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
February 2 to February 29	943,983	$33.97	943,983	$67,932
March 1 to March 31	269,099	$38.27	269,099	$57,632
Total	1,213,082	$34.93	1,213,082	$57,632

As of April 26, 2016, we have purchased 1,667,811 shares for $60.0 million under this authorization.

This table excludes 66,514 shares we purchased for $2.2 million during the three months ended March 31, 2016 related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	April 29, 2016	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Hub Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K dated February 18, 2016 and filed February 23, 2016, File No. 000-27754)
14

Hub Group, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Registrant’s report on Form 8-K dated February 18, 2016 and filed February 23, 2016, File No. 000-27754)

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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.