Form 10-Q
period 2016-06-30
Hub Group
filed 2016-07-29
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016 or

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

On July 26, 2016, the registrant had 33,562,272 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$164,150	$207,749
Accounts receivable trade, net	399,207	379,987
Accounts receivable other	3,917	10,344
Prepaid taxes	3,339	362
Deferred taxes	-	8,412
Prepaid expenses and other current assets	15,071	17,756
TOTAL CURRENT ASSETS	585,684	624,610

Restricted investments	19,991	21,108
Property and equipment, net	381,532	374,847
Other intangibles, net	12,491	13,139
Goodwill, net	262,485	262,594
Other assets	4,287	4,848
TOTAL ASSETS	$1,266,470	$1,301,146

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$251,815	$230,432
Accounts payable other	24,841	21,495
Accrued payroll	22,883	33,020
Accrued other	38,005	38,733
Current portion of capital lease	2,648	2,608
Current portion of long term debt	35,430	32,409
TOTAL CURRENT LIABILITIES	375,622	358,697

Long term debt	94,968	100,895
Non-current liabilities	21,536	20,233
Long term portion of capital lease	11,962	13,299
Deferred taxes	159,319	160,182

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2016 and 2015	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2016 and 2015; 33,567,862 shares outstanding in 2016 and 35,633,961 shares outstanding in 2015	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2016 and 2015	7	7
Additional paid-in capital	169,229	174,285
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	699,395	660,758
Accumulated other comprehensive loss	(231)	(178)
Treasury stock; at cost, 7,656,930 shares in 2016 and 5,590,831 shares in 2015	(250,291)	(171,986)
TOTAL STOCKHOLDERS' EQUITY	603,063	647,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,266,470	$1,301,146

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015

Revenue	$855,557	$899,513	$1,661,416	$1,735,454
Transportation costs	741,067	797,784	1,438,539	1,544,597
Gross margin	114,490	101,729	222,877	190,857

Costs and expenses:
Salaries and benefits	43,602	38,837	87,465	78,313
Agent fees and commissions	18,360	16,686	35,262	31,512
General and administrative	16,083	14,763	32,727	28,834
Depreciation and amortization	2,148	1,967	4,283	3,927
Total costs and expenses	80,193	72,253	159,737	142,586

Operating income	34,297	29,476	63,140	48,271

Other income (expense):
Interest expense	(857)	(720)	(1,767)	(1,461)
Interest and dividend income	120	19	181	25
Other, net	216	261	1,152	(1,143)
Total other expense	(521)	(440)	(434)	(2,579)

Income before provision for income taxes	33,776	29,036	62,706	45,692

Provision for income taxes	13,105	10,569	24,069	16,949

Net income	$20,671	$18,467	$38,637	$28,743

Other comprehensive income:
Foreign currency translation adjustments	(54)	(23)	(53)	(20)

Total comprehensive income	$20,617	$18,444	$38,584	$28,723

Basic earnings per common share	$0.61	$0.51	$1.12	$0.80

Diluted earnings per common share	$0.61	$0.51	$1.12	$0.80

Basic weighted average number of shares outstanding	33,944	35,986	34,541	36,071
Diluted weighted average number of shares outstanding	34,027	36,075	34,575	36,122

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net Income	$38,637	$28,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,426	17,526
Deferred taxes	7,777	2,489
Compensation expense related to share-based compensation plans	4,245	4,110
Gain on sale of assets	(255)	(60)
Excess tax benefits from share based compensation	132	(33)
Changes in operating assets and liabilities:
Restricted investments	1,117	(295)
Accounts receivable, net	(12,826)	(11,407)
Prepaid taxes	(2,977)	13,284
Prepaid expenses and other current assets	2,685	3,030
Other assets	561	216
Accounts payable	24,740	15,132
Accrued expenses	(14,031)	8,943
Non-current liabilities	1,211	(1,226)
Net cash provided by operating activities	72,442	80,452

Cash flows from investing activities:
Proceeds from sale of equipment	1,148	136
Purchases of property and equipment	(25,217)	(23,716)
Net cash used in investing activities	(24,069)	(23,580)

Cash flows from financing activities:
Proceeds from issuance of debt	13,274	18,548
Repayments of long term debt	(16,180)	(10,938)
Stock tendered for payments of withholding taxes	(2,379)	(2,877)
Purchase of treasury stock	(85,000)	(13,419)
Capital lease payments	(1,297)	(1,243)
Excess tax benefits from share-based compensation	(359)	89
Net cash used in financing activities	(91,941)	(9,840)

Effect of exchange rate changes on cash and cash equivalents	(31)	(21)

Net (decrease) increase in cash and cash equivalents	(43,599)	47,011
Cash and cash equivalents beginning of the period	207,749	109,769
Cash and cash equivalents end of the period	$164,150	$156,780

Supplemental disclosures of cash paid for:
Interest	$1,762	$1,533
Income taxes	$22,399	$618

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2016 and results of operations for the three and six months ended June 30, 2016 and 2015.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended June 30, 2016				Ended June 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$648,523	$231,924	$(24,890)	$855,557	$686,451	$233,847	$(20,785)	$899,513
Transportation costs	565,448	200,509	(24,890)	741,067	614,289	204,280	(20,785)	797,784
Gross margin	83,075	31,415	-	114,490	72,162	29,567	-	101,729

Costs and expenses:
Salaries and benefits	39,787	3,815	-	43,602	35,288	3,549	-	38,837
Agent fees and commissions	13	18,347	-	18,360	14	16,672	-	16,686
General and administrative	14,226	1,857	-	16,083	13,194	1,569	-	14,763
Depreciation and amortization	1,830	318	-	2,148	1,647	320	-	1,967
Total costs and expenses	55,856	24,337	-	80,193	50,143	22,110	-	72,253

Operating income	$27,219	$7,078	$-	$34,297	$22,019	$7,457	$-	$29,476

Capital Expenditures	$20,314	$10	$-	$20,324	$8,550	$109	$-	$8,659

The following tables summarize our revenue by segment and business line (in thousands) for the quarter ended June 30:

	Three Months				Three Months
	Ended June 30, 2016				Ended June 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$438,133	$116,963	$(22,168)	$532,928	$464,904	$118,121	$(19,958)	$563,067
Truck brokerage	83,140	81,374	(475)	164,039	93,067	82,691	(417)	175,341
Logistics	127,250	33,587	(2,247)	158,590	128,480	33,035	(410)	161,105
Total revenue	$648,523	$231,924	$(24,890)	$855,557	$686,451	$233,847	$(20,785)	$899,513

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Six Months				Six Months
	Ended June 30, 2016				Ended June 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,263,751	$440,755	$(43,090)	$1,661,416	$1,329,894	$447,369	$(41,809)	$1,735,454
Transportation costs	1,101,522	380,107	(43,090)	1,438,539	1,194,547	391,859	(41,809)	1,544,597
Gross margin	162,229	60,648	-	222,877	135,347	55,510	-	190,857

Costs and expenses:
Salaries and benefits	79,883	7,582	-	87,465	70,948	7,365	-	78,313
Agent fees and commissions	27	35,235	-	35,262	29	31,483	-	31,512
General and administrative	28,948	3,779	-	32,727	25,392	3,442	-	28,834
Depreciation and amortization	3,644	639	-	4,283	3,265	662	-	3,927
Total costs and expenses	112,502	47,235	-	159,737	99,634	42,952	-	142,586

Operating income	$49,727	$13,413	$-	$63,140	$35,713	$12,558	$-	$48,271

Capital Expenditures	$24,945	$272	$-	$25,217	$23,548	$168	$-	$23,716

	As of June 30, 2016				As of December 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,093,952	$180,902	$(8,384)	$1,266,470	$1,127,042	$181,514	$(7,410)	$1,301,146
Goodwill	233,096	29,389	-	262,485	233,205	29,389	-	262,594

The following tables summarize our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2016				Ended June 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$851,940	$229,329	$(40,117)	$1,041,152	$885,855	$228,813	$(40,367)	$1,074,301
Truck brokerage	164,550	148,722	(502)	312,770	182,359	157,043	(582)	338,820
Logistics	247,261	62,704	(2,471)	307,494	261,680	61,513	(860)	322,333
Total revenue	$1,263,751	$440,755	$(43,090)	$1,661,416	$1,329,894	$447,369	$(41,809)	$1,735,454

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2016	2015	2016	2015

Net income for basic and diluted earnings per share	$20,671	$18,467	$38,637	$28,743

Weighted average shares outstanding - basic	33,944	35,986	34,541	36,071

Dilutive effect of stock options and restricted stock	83	89	34	51

Weighted average shares outstanding - diluted	34,027	36,075	34,575	36,122

Earnings per share - basic	$0.61	$0.51	$1.12	$0.80

Earnings per share - diluted	$0.61	$0.51	$1.12	$0.80

NOTE 4.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and long term debt approximated fair value as of June 30, 2016 and December 31, 2015 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of June 30, 2016 and December 31, 2015, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts (DDAs), Short Term Certificates of Deposit and Savings Accounts.

Restricted investments, as of June 30, 2016 of $20.0 million and December 31, 2015 of $21.1 million, included mutual funds which are reported at fair value.

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

We have standby letters of credit that expire at various dates in 2016 and 2017.  As of June 30, 2016, our letters of credit were $8.2 million.

Our unused and available borrowings under our variable rate bank revolving line of credit were $41.8 million as of June 30, 2016 and as of December 31, 2015.  We were in compliance with our debt covenants as of June 30, 2016.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	Period Ended
	June 30,	December 31,
	2016	2015

Secured Equipment Notes due on various dates in 2021 with monthly principal and interest payments between $0.01 million and $0.2 million commencing on various dates in 2016; interest is paid monthly at a fixed annual rate between 2.10% and 2.13%	$13,274	$-

Secured Equipment Notes due on various dates in 2020 with monthly principal and interest payments between $0.04 million and $0.4 million commencing on various dates in 2015 and 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.26%	55,004	61,206

Secured Equipment Notes due on various dates in 2019 with monthly principal and interest payments between $0.08 million and $0.4 million commencing on various dates in 2014 and 2015; interest is paid monthly at a fixed annual rate between 1.87% and 2.24%	58,460	67,486

Secured Equipment Notes due in June 2018 with quarterly principal and interest payments of $0.5 million commencing in August 2013; interest is paid quarterly at a fixed annual rate between 1.9% and 2.0%	3,660	4,612
	130,398	133,304

Less current portion	(35,430)	(32,409)
Total long-term debt	$94,968	$100,895

NOTE 6.	Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors.  The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $3.3 million and $10.3 million as of June 30, 2016 and December 31, 2015, respectively.  The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of June 30, 2016 and December 31, 2015.  However, upon default, we have the option to purchase the tractors.  We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees.  Alternatively, we can contract with another owner-operator who would assume the lease.  There were no material defaults during the quarter ended June 30, 2016 or the year ended December 31, 2015 and no potential material defaults.

We had a liability of approximately $0.1 million as of June 30, 2016 and December 31, 2015, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 7.	Commitments and Contingencies

In the second quarter of 2016, we committed to acquire 4,500 53’ containers.  We expect the total purchase price of these containers to be approximately $43 million.  We expect to take delivery of the equipment between July and November 2016.  We will be financing the purchase of this equipment with secured fixed rate debt.

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

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times.  Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, Hub Group Trucking decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of June 30, 2016, 93% of the California drivers have accepted the settlement offers.  In late 2014, Hub Group Trucking decided to convert its model from independent contractors to employee drivers in California.  In early 2016, Hub Group Trucking closed its operations in Southern California.

On April 3, 2015, the Robles case was transferred to the U.S. District Court for the Western District of Tennessee (Western Division) in Memphis.  In May 2015, the plaintiffs in the Robles case filed a Second Amended Complaint (“SAC”) which names 334 current and former Hub Group Trucking drivers as “interested putative class members.”  In addition to reasserting their existing claims, the SAC includes claims post-conversion, added two new plaintiffs and seeks a judicial declaration that the settlement agreements are unenforceable.  In June 2015, Hub Group Trucking filed a motion to dismiss the SAC.  On July 19, 2016, Hub Group Trucking’s motion to dismiss was granted in part, and denied in part, by the District Court.  The motion to dismiss was granted for the claims of all purported class members who have signed settlement agreements and on plaintiffs’ claims based on quantum merit.

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

On July 11, 2016, Defendants filed dismissal papers in state court, asking the court to dismiss Plaintiffs’ suit because the agreement between HGT and its former California owner operators requires that this action be brought in Memphis, Tennessee or, in the alternative, order the action stayed pending the outcome in Robles.  Briefing will now take place and a hearing currently is scheduled for August 25, 2016.

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

On December 17, 2015, Lubinski filed his brief in support of his appeal of the motion to dismiss, asserting for the first time that the federal court did not have jurisdiction over the case due to a lack of diversity of citizenship.  Hub Group Trucking filed its response brief on January 19, 2016, in part arguing that Lubinski had himself alleged diversity of citizenship in his complaint.  Lubinski filed his reply brief on February 5, 2016.  On April 1, 2016, the Sixth Circuit remanded the case to the district court—

without ruling on the merits—for the district court “to consider the argument and admit the evidence necessary to determine the question of federal subject-matter jurisdiction.”

On July 11, 2016, with his federal district court case still pending, Lubinski filed an additional putative class action Complaint, with the same claims, in Illinois state court.  On the same day, HGT filed a declaratory judgment complaint in Tennessee state court, seeking a declaration that Lubinski’s claims must be heard in Tennessee (based on the contractual choice-of-forum provision) and that the claims must be dismissed because Tennessee law controls and Lubinski’s claims are preempted by federal law.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Update No. 2015-17—Income Taxes (Topic 740).  This Standard provides guidance on the balance sheet classification of deferred taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet.  For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Early application is permitted.  We elected to early adopt this standard as of March 31, 2016 to simplify the presentation of our deferred income taxes and applied the guidance prospectively.  As a result, we have presented all deferred tax assets and liabilities as non-current on our unaudited consolidated balance sheet as of June 30, 2016, but have not reclassified deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  The new standard will become effective beginning with the first quarter of 2019.  Early adoption of the standard is permitted.  We plan to adopt this standard January 1, 2019, as required.  We are currently evaluating a transition method and the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

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

In July 2016, we committed to acquire 100 trailers.  We expect the total purchase price of this equipment to be approximately $3 million.  We expect to take delivery of this equipment at various times in the third and fourth quarter of 2016.  We intend to finance the purchase of this equipment with secured fixed rate debt.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. All forward-looking statements are based upon information available to us on the date of this report.  Except as required by law, we expressly disclaim any obligations to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	increases in costs related to any reclassification or change in our treatment of drivers or owner-operators due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	inability to successfully protect our data against cyber-attacks;
•	significant deterioration in our customers’ financial condition or business prospects, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;
•	loss of Mode LLC IBOs and sales only agents;
•	inability to recruit and retain key personnel and Mode LLC sales agents and IBOs;
•	inability to recruit and maintain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws and regulations which will aid in these efforts;

•	inability to identify, close and successfully integrate any future business combinations; and
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity

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

For the quarter ended June 30, 2016, approximately 57% of Hub’s drayage needs were met by our subsidiary, Hub Group Trucking, Inc., which assists us in providing reliable, cost effective intermodal services to our customers.  Hub Group Trucking has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Columbus (OH), Dallas, Hammond (IN), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis, Stockton and Wilmington (IL) metro areas.   As of June 30, 2016, Hub Group Trucking leased or owned 999 tractors, leased or owned 447 trailers, employed 923 drivers and contracted with 1,783 owner-operators for their services and equipment.

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

Hub’s top 50 customers represent approximately 63% of the Hub segment revenue for the six months ended June 30, 2016.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 186 agents, consisting of 102 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 84 sales only agents.  Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis.  Mode’s top 20 customers represent approximately 39% of the Mode segment revenue for the six months ended June 30, 2016.  We closely monitor revenue and margin for these customers.  We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended June 30:

	Three Months				Three Months
	Ended June 30, 2016				Ended June 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$438,133	$116,963	$(22,168)	$532,928	$464,904	$118,121	$(19,958)	$563,067
Truck brokerage	83,140	81,374	(475)	164,039	93,067	82,691	(417)	175,341
Logistics	127,250	33,587	(2,247)	158,590	128,480	33,035	(410)	161,105
Total revenue	$648,523	$231,924	$(24,890)	$855,557	$686,451	$233,847	$(20,785)	$899,513

Revenue

Hub Group’s revenue decreased 4.9% to $855.6 million in 2016 from $899.5 million in 2015.

The Hub segment revenue decreased 5.5% to $648.5 million.   Intermodal revenue decreased 6% to $438.1 million due to a decline in fuel revenue and 2% lower volume.  This decrease was partially offset by an increase in price.  Truck brokerage revenue decreased 11% to $83.1 million.  Truck brokerage handled 2% more loads, but fuel, mix and price combined were down 13% causing the 11% decrease in revenue.  Logistics revenue decreased 1% to $127.3 million due primarily to lower fuel revenue.

Mode’s revenue decreased 0.8% to $231.9 million in 2016 from $233.8 million in 2015.  Mode’s intermodal revenue decreased 1% primarily due to a 1% decrease in loads.  Mode’s truck brokerage revenue decreased 2% primarily due to a decrease in revenue per load that was driven by lower fuel.  Mode’s logistics revenue increased 2%.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended June 30, 2016				Ended June 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$648,523	$231,924	$(24,890)	$855,557	$686,451	$233,847	$(20,785)	$899,513
Transportation costs	565,448	200,509	(24,890)	741,067	614,289	204,280	(20,785)	797,784
Gross margin	83,075	31,415	-	114,490	72,162	29,567	-	101,729

Costs and expenses:
Salaries and benefits	39,787	3,815	-	43,602	35,288	3,549	-	38,837
Agent fees and commissions	13	18,347	-	18,360	14	16,672	-	16,686
General and administrative	14,226	1,857	-	16,083	13,194	1,569	-	14,763
Depreciation and amortization	1,830	318	-	2,148	1,647	320	-	1,967
Total costs and expenses	55,856	24,337	-	80,193	50,143	22,110	-	72,253

Operating income	$27,219	$7,078	$-	$34,297	$22,019	$7,457	$-	$29,476

Transportation Costs

Hub Group’s transportation costs decreased 7.1% to $741.1 million in 2016 from $797.8 million in 2015.  Transportation costs in 2016 consisted of purchased transportation costs of $651.1 million and equipment and driver related costs of $90.0 million compared to 2015 costs of purchased transportation of $699.6 million and equipment and driver related costs of $98.2 million.

The Hub segment transportation costs decreased 8.0% to $565.4 million in 2016 from $614.3 million in 2015.  Hub segment transportation costs in 2016 included $476.2 million in purchased transportation, down from $516.8 million in 2015.  The 7.9% decrease in purchased transportation costs was due primarily to a decrease in fuel costs, lower volumes and a 0.5 day improvement in utilization, partially offset by an increase in rail costs.  Equipment and driver related costs decreased 8.5% to $89.2 million in 2016 from $97.5 million in 2015 due primarily to a decrease in fuel costs.

The Mode segment transportation costs decreased 1.8% to $200.5 million in 2016 from $204.3 million in 2015.  Mode segment transportation costs are primarily purchased transportation costs which decreased due primarily to lower fuel costs, partially offset by higher volume in truck brokerage.

Gross Margin

Hub Group’s gross margin increased 12.5% to $114.5 million in 2016 from $101.7 million in 2015.  Hub Group’s gross margin as a percentage of sales increased to 13.4% as compared to last year’s 11.3% margin.

The Hub segment gross margin increased 15.1% to $83.1 million.  The Hub segment margin increase of $10.9 million resulted from an increase in margin in all three business lines.  Truck brokerage margin increased because of growth with targeted customer accounts.  Logistics gross margin increased due to growth with new and existing customers and improved customer mix. As a percentage of revenue, the Hub segment gross margin increased to 12.8% in 2016 from 10.5% in 2015.  Intermodal gross margin as a percentage of sales increased 210 basis points because of price increases, improved accessorial management, better utilization and lower dray costs.  Truck brokerage gross margin as a percentage of sales was up 320 basis points due to more value added services and better purchasing.  Logistics gross margin as a percentage of sales was up 250 basis points due to improved customer mix, operational efficiencies and more cost effective purchasing.

Mode’s gross margin increased to $31.4 million in 2016 from $29.6 million in 2015 due primarily to margin growth in truck brokerage.  Mode’s gross margin as a percentage of revenue increased to 13.5% in 2016 from 12.6% in 2015 due primarily to a 260 basis point improvement in truck brokerage yield.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	June 30,
	2016	2015

Revenue	100.0%	100.0%

Transportation costs	86.6	88.7

Gross margin	13.4	11.3

Costs and expenses:
Salaries and benefits	5.1	4.3
Agent fees and commissions	2.1	1.9
General and administrative	1.9	1.6
Depreciation and amortization	0.3	0.2
Total costs and expenses	9.4	8.0

Operating income	4.0	3.3

Salaries and Benefits

Hub Group’s salaries and benefits increased to $43.6 million in 2016 from $38.8 million in 2015.  As a percentage of revenue, Hub Group’s salaries and benefits increased to 5.1% in 2016 from 4.3% in 2015.

The Hub segment salaries and benefits increase of $4.5 million was primarily due to increases of $2.1 million of employee bonus expense, $1.6 million related to headcount and annual merit increases, $0.4 million of commissions and $0.3 million of employee benefits.

Mode’s salaries and benefits expense increased to $3.8 million from $3.5 million in 2015 due primarily to increases of $0.2 million related to headcount and annual merit increases and $0.1 million of employee bonus expense.

Hub Group’s headcount as of June 30, 2016 was 1,671, which excludes drivers, as driver costs are included in transportation costs.  As of June 30, 2016, Mode had 122 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $18.4 million in 2016 from $16.7 million in 2015.  As a percentage of revenue, these expenses increased to 2.1% in 2016 from 1.9% in 2015.

The Mode segment agent fees and commissions increase of $1.7 million was due primarily to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $16.1 million in 2016 from $14.8 million in 2015.  These expenses, as a percentage of revenue, increased to 1.9% in 2016 from 1.6% in 2015.

The Hub segment increase of $1.0 million was due primarily to increases in office expense of $0.4 million, such as computer equipment and personal computers, consulting and professional services of $0.3 million and repairs and maintenance expense of $0.3 million.

Mode’s general and administrative expenses increased to $1.9 million 2016 from $1.6 million in 2015 due to consulting and professional services, bad debt expense and less gains on sales of fixed assets in 2016 of $0.1 million each.

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

Other Income (Expense)

Total other expense increased to $0.5 million of expense in 2016 from $0.4 million of expense in 2015 due primarily to an increase in interest expense and lower gains on foreign currency translation, partially offset by interest income.

Provision for Income Taxes

The provision for income taxes increased to $13.1 million in 2016 from $10.6 million in 2015.  We provided for income taxes using an effective rate of 38.8% in 2016 and an effective rate of 36.4% in 2015.  The 2016 effective tax rate was higher primarily due to the effects of income tax changes enacted by the state of Connecticut on June 2, 2016 which raised our 2016 rate and income tax changes enacted by the state of Missouri on May 6, 2015 which had lowered our 2015 rate.  We expect our effective tax rate for the remainder of 2016 to be approximately 38.2%.

Net Income

Net income increased to $20.7 million in 2016 from $18.5 million in 2015 due primarily to increased margin partially offset by higher operating expenses and higher income tax expense in 2016.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table summarizes our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2016				Ended June 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$851,940	$229,329	$(40,117)	$1,041,152	$885,855	$228,813	$(40,367)	$1,074,301
Truck brokerage	164,550	148,722	(502)	312,770	182,359	157,043	(582)	338,820
Logistics	247,261	62,704	(2,471)	307,494	261,680	61,513	(860)	322,333
Total revenue	$1,263,751	$440,755	$(43,090)	$1,661,416	$1,329,894	$447,369	$(41,809)	$1,735,454

Revenue

Hub Group’s revenue remained consistent at $1.7 billion in both 2016 and 2015.

The Hub segment revenue decreased 5.0% to $1.3 billion.  Intermodal revenue decreased 4% to $851.9 million primarily due to lower fuel revenue and 0.5% lower volume.  This decrease was partially offset by an increase in price.  Truck brokerage revenue decreased 10% to $164.6 million due to a 3% volume increase partially offset by a 13% decline for price, fuel and mix combined.  Logistics revenue decreased 6% to $247.3 million related primarily to lower fuel and the loss of business.

Mode’s revenue decreased 1.5% to $440.8 million in 2016 from $447.4 million in 2015.  Mode’s intermodal revenue increased 0.2% primarily due to a 4% increase in volume partially offset by lower fuel revenue.  Truck brokerage revenue decreased 5% and logistics revenue increased 2%.

The following is a summary of operating results for our business segments (in thousands):

	Six Months				Six Months
	Ended June 30, 2016				Ended June 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,263,751	$440,755	$(43,090)	$1,661,416	$1,329,894	$447,369	$(41,809)	$1,735,454
Transportation costs	1,101,522	380,107	(43,090)	1,438,539	1,194,547	391,859	(41,809)	1,544,597
Gross margin	162,229	60,648	-	222,877	135,347	55,510	-	190,857

Costs and expenses:
Salaries and benefits	79,883	7,582	-	87,465	70,948	7,365	-	78,313
Agent fees and commissions	27	35,235	-	35,262	29	31,483	-	31,512
General and administrative	28,948	3,779	-	32,727	25,392	3,442	-	28,834
Depreciation and amortization	3,644	639	-	4,283	3,265	662	-	3,927
Total costs and expenses	112,502	47,235	-	159,737	99,634	42,952	-	142,586

Operating income	$49,727	$13,413	$-	$63,140	$35,713	$12,558	$-	$48,271

Transportation Costs

Hub Group’s transportation costs decreased 6.9% to $1.4 billion in 2016 from $1.5 billion in 2015.  Transportation costs in 2016 consisted of purchased transportation costs of $1.26 billion and equipment and driver related costs of $178.8 million compared to 2015 costs of purchased transportation of $1.3 billion and equipment and driver related costs of $195.1 million.

The Hub segment transportation cost decreased by 7.8% to $1.1 billion in 2016 from $1.2 billion in 2015.  Hub segment transportation costs in 2016 included $924.1 million in purchased transportation down from $1.0 billion in 2015.  The 7.7% decrease was due primarily to a decrease in fuel costs and a 0.5 day improvement in utilization, partially offset by an increase in rail costs and an increase in purchased drayage.  Equipment and driver related costs decreased 8.3% to $177.4 million in 2016 from $193.4 million in 2015 due primarily to a decrease in fuel costs.

The Mode segment transportation costs decreased 3.0% to $380.1 million in 2016 from $391.9 million in 2015.  Mode segment transportation costs are primarily purchased transportation costs which increased due primarily to higher volume in intermodal and truck brokerage, partially offset by lower fuel costs.

Gross Margin

Hub Group’s gross margin increased 16.8% to $222.9 million in 2016 from $190.9 million in 2015.

The Hub segment gross margin increased 19.9% to $162.2 million.  Hub’s $26.9 million gross margin increase resulted from an increase in margin in all three business lines.  Intermodal gross margin increased because of price increases, improved accessorial management, better utilization and lower dray costs. Rail cost increases partially offset some of this improvement.  Truck brokerage margin increased because of growth with targeted customer accounts.  Logistics gross margin increased due to growth with new and existing customers and improved customer mix.

As a percentage of Hub segment revenue, gross margin increased to 12.8% in 2016 from 10.2% in 2015.  Intermodal gross margin as a percentage of sales increased 280 basis points because of price increases, improved accessorial management, better utilization and lower dray costs.  Truck brokerage gross margin as a percentage of sales was up 330 basis points due to more value added services, improved customer mix and better purchasing.  Logistics gross margin as a percentage of sales was up 200 basis points due to improved customer mix, operational efficiencies and more cost effective purchasing.

Mode’s gross margin increased 9.3% to $60.6 million in 2016 from $55.5 million in 2015 due primarily to growth in all three business lines.  Mode’s gross margin as a percentage of revenue increased to 13.8% in 2016 from 12.4% in 2015.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended
	June 30,
	2016	2015

Revenue	100.0%	100.0%

Transportation costs	86.6	89.0

Gross margin	13.4	11.0

Costs and expenses:
Salaries and benefits	5.3	4.5
Agent fees and commissions	2.1	1.8
General and administrative	2.0	1.7
Depreciation and amortization	0.2	0.2
Total costs and expenses	9.6	8.2

Operating income	3.8	2.8

Salaries and Benefits

Hub Group’s salaries and benefits increased to $87.5 million in 2016 from $78.3 million in 2015.  As a percentage of revenue, salaries and benefits increased to 5.3% in 2016 from 4.5% in 2015.

The Hub segment increase of $8.9 million to $79.9 million in 2016 from $70.9 million in 2015 was primarily due to increases of $4.1 million related to headcount and annual merit increases, $2.6 million of employee bonus expense, $1.1 million of commissions, $0.4 million of severance, $0.4 million of employee benefits and payroll tax expense of $0.3 million.

Mode’s salaries and benefits expense increased to $7.6 million in 2016 from $7.4 million in 2015.  The increase was primarily due to salaries expense, compensation related to restricted stock and employee bonus expense of $0.1 million each, partially offset by decreases in payroll tax expense and employee benefits of $0.1 million.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $35.3 million in 2016 from $31.5 million in 2015.  As a percentage of revenue, these expenses increased to 2.1% in 2016 from 1.8% in 2015.

The Mode segment agent fees and commissions increase of $3.8 million was due primarily to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $32.7 million in 2016 from $28.8 million in 2015.  As a percentage of revenue, these expenses increased to 2.0% in 2016 from 1.7% in 2015.

The Hub segment increase in general and administrative expense to $28.9 million in 2016 from $25.4 million in 2015 was due primarily to increases in IT consulting and professional services expense of $1.9 million, IT repairs and maintenance expense of $0.6 million, office expense of $0.5 million, such as computer equipment and personal computers, rent expense of $0.3 million and travel and entertainment of $0.2 million.

Mode’s general and administrative expenses increased to $3.8 million in 2016 from $3.4 million in 2015.  The increase was primarily due to increases in consulting and professional services expense of $0.3 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $4.3 million in 2016 from $3.9 million in 2015.  This expense as a percentage of revenue remained consistent at 0.2% in both 2016 and 2015.

The Hub segment’s depreciation expense increased to $3.6 million in 2016 from $3.3 million in 2015.  This increase was related primarily to depreciation for computer software.

Mode’s depreciation decreased to $0.6 million for 2016 as compared to $0.7 million in 2015.  The decrease in expense was primarily related to less depreciation related to computer hardware.

Other Income (Expense)

Total other expense decreased to $0.4 million in 2016 from $2.6 million in 2015 due primarily to gains on foreign currency translation in 2016 as compared to losses in 2015 partially offset by increases in interest expense in 2016 related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes increased to $24.1 million in 2016 from $16.9 million in 2015.  Our effective rate was 38.4% in 2016 and 37.1% in 2015.  The 2016 effective tax rate was higher primarily due to the combined effects of income tax changes enacted by the state of Connecticut on June 2, 2016 which raised our 2016 rate, and income tax changes enacted by the state of Missouri on May 6, 2015 which lowered our 2015 rate.  We expect our effective tax rate for the whole year to be approximately 38.3%.

Net Income

Net income increased to $38.6 million in 2016 from $28.7 million in 2015 due primarily to increased margin and less other expenses, partially offset by higher operating expenses and higher income tax expense in 2016.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2016, we funded operations, capital expenditures, capital leases, purchase of treasury stock, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the six months ended June 30, 2016 was approximately $72.4 million, which resulted primarily from income of $38.6 million adjusted for non-cash charges of $33.3 million and a change in operating assets and liabilities of $0.5 million.

Cash provided by operating activities decreased $8.0 million in 2016 versus 2015.  The decrease was due primarily to the change in operating assets and liabilities of $27.2 million in 2016 which resulted from the timing of payroll and bonus payments in 2016 versus 2015 and more cash paid for income taxes in 2016.  These decreases were partially offset by increases in net income of $9.9 million and higher non-cash charges of $9.3 million in 2016.

Net cash used in investing activities for the six months ended June 30, 2016 was $24.1 million.  Capital expenditures of $25.2 million related primarily to containers of $15.6 million, technology investments of $4.7 million, transportation equipment of $3.3 million and the remainder for leasehold improvements.

In 2016 we expect to purchase 6,000 containers which will be financed with debt.  As of June 30th, we had already received 1,500 of the containers.  We are also investing in technology projects including transportation management systems and satellite tracking.  We estimate our capital expenditures will range from $95 million to $105 million for the year.

Net cash used in investing activities for the six months ended June 30, 2015 was $23.6 million.  The net cash used in investing activities increased $0.5 million in 2016 from 2015.

The net cash used in financing activities for the six months ended June 30, 2016 was $91.9 million, which resulted from the purchase of treasury stock of $85.0 million, repayment of long-term debt of $16.2 million, stock tendered for payments of withholding taxes of $2.4 million, capital lease payments of $1.3 million, excess tax benefits from share-based compensation of $0.3 million, partially offset by proceeds from the issuance of debt of $13.3 million.

The increase in net cash used in financing activities of $82.1 million from 2016 versus 2015 is primarily due to a $71.6 million increase in the purchases of treasury stock.

In 2016, we expect our cash paid for taxes to be greater than 2015 and closer to our income tax expense because we do not have a material prepaid tax carry over from 2015 to use in 2016.

We have standby letters of credit that expire at various dates in 2016 and 2017.  As of June 30, 2016, our letters of credit were $8.2 million.

Our unused and available borrowings under our bank revolving line of credit were $41.8 million as of June 30, 2016 and as of December 31, 2015.  We were in compliance with our debt covenants as of June 30, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2016. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 5 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended June 30, 2016.

As of June 30, 2016 and December 31, 2015, other than our outstanding letters of credit, we had no outstanding obligations under our bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2016, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2016.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.	Legal Proceedings

During the six months ended June 30, 2016, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, except those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.	Risk Factors

During the six months ended June 30, 2016, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2016 our Board of Directors authorized the purchases of up to $100 million of our Class A Common Stock.  This authorization expires December 31, 2016.  We purchased 2,305,874 shares under this authorization during the six months ended June 30, 2016.  There were 1,092,792 shares purchased during the second quarter of 2016.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
April 1 to April 30	454,729	$38.78	454,729	$40,000
May 1 to May 31	307,798	$38.34	307,798	$28,199
June 1 to June 30	330,265	$39.96	330,265	$15,000
Total	1,092,792	$39.01	1,092,792	$15,000

This table excludes 4,320 shares we purchased for $0.2 million during the three months ended June 30, 2016 related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	July 29, 2016	/s/ Terri A. Pizzuto
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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.