Form 10-Q
period 2016-09-30
Hub Group, Inc.
filed 2016-10-28
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016 or

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

On October 25, 2016, the registrant had 33,195,497 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$135,195	$207,749
Accounts receivable trade, net	445,574	379,987
Accounts receivable other	7,036	10,344
Prepaid taxes	1,971	362
Deferred taxes	-	8,412
Prepaid expenses and other current assets	16,508	17,756
TOTAL CURRENT ASSETS	606,284	624,610

Restricted investments	20,563	21,108
Property and equipment, net	406,885	374,847
Other intangibles, net	12,167	13,139
Goodwill, net	262,431	262,594
Other assets	3,887	4,848
TOTAL ASSETS	$1,312,217	$1,301,146

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$265,659	$230,432
Accounts payable other	23,330	21,495
Accrued payroll	23,989	33,020
Accrued other	45,846	38,733
Current portion of capital lease	2,672	2,608
Current portion of long term debt	39,769	32,409
TOTAL CURRENT LIABILITIES	401,265	358,697

Long term debt	104,561	100,895
Non-current liabilities	22,562	20,233
Long term portion of capital lease	11,270	13,299
Deferred taxes	164,699	160,182

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2016 and 2015	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2016 and 2015; 33,195,497 shares outstanding in 2016 and 35,633,961 shares outstanding in 2015	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2016 and 2015	7	7
Additional paid-in capital	171,371	174,285
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	717,319	660,758
Accumulated other comprehensive loss	(241)	(178)
Treasury stock; at cost, 8,029,295 shares in 2016 and 5,590,831 shares in 2015	(265,550)	(171,986)
TOTAL STOCKHOLDERS' EQUITY	607,860	647,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,312,217	$1,301,146

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015

Revenue	$932,814	$899,869	$2,594,230	$2,635,323
Transportation costs	821,360	794,805	2,259,899	2,339,402
Gross margin	111,454	105,064	334,331	295,921

Costs and expenses:
Salaries and benefits	42,610	36,357	130,075	114,670
Agent fees and commissions	19,072	17,862	54,334	49,374
General and administrative	17,641	15,461	50,368	44,295
Depreciation and amortization	2,276	1,966	6,559	5,893
Total costs and expenses	81,599	71,646	241,336	214,232

Operating income	29,855	33,418	92,995	81,689

Other income (expense):
Interest expense	(888)	(757)	(2,655)	(2,218)
Interest and dividend income	104	22	286	47
Other, net	27	(952)	1,178	(2,095)
Total other expense	(757)	(1,687)	(1,191)	(4,266)

Income before provision for income taxes	29,098	31,731	91,804	77,423

Provision for income taxes	11,174	11,899	35,243	28,848

Net income	$17,924	$19,832	$56,561	$48,575

Other comprehensive income:
Foreign currency translation adjustments	(10)	(80)	(63)	(100)

Total comprehensive income	$17,914	$19,752	$56,498	$48,475

Basic earnings per common share	$0.54	$0.55	$1.66	$1.35

Diluted earnings per common share	$0.54	$0.55	$1.66	$1.35

Basic weighted average number of shares outstanding	33,212	35,769	34,098	35,970
Diluted weighted average number of shares outstanding	33,366	35,903	34,172	36,049

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net Income	$56,561	$48,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,665	26,662
Deferred taxes	13,269	5,757
Compensation expense related to share-based compensation plans	6,318	5,843
Gain on sale of assets	(382)	(116)
Excess tax benefits from share based compensation	(524)	(40)
Changes in operating assets and liabilities:
Restricted investments	545	1,389
Accounts receivable, net	(62,324)	6,540
Prepaid taxes	(1,609)	13,579
Prepaid expenses and other current assets	1,244	(1,442)
Other assets	961	(56)
Accounts payable	37,080	21,308
Accrued expenses	(6,968)	8,337
Non-current liabilities	2,181	(3,505)
Net cash provided by operating activities	79,017	132,831

Cash flows from investing activities:
Proceeds from sale of equipment	1,573	922
Purchases of property and equipment	(59,883)	(40,951)
Net cash used in investing activities	(58,310)	(40,029)

Cash flows from financing activities:
Proceeds from issuance of debt	36,100	31,376
Repayments of long term debt	(25,074)	(16,836)
Stock tendered for payments of withholding taxes	(2,484)	(2,902)
Purchase of treasury stock	(100,000)	(28,823)
Capital lease payments	(1,965)	(1,883)
Excess tax benefits from share-based compensation	212	166
Net cash used in financing activities	(93,211)	(18,902)

Effect of exchange rate changes on cash and cash equivalents	(50)	(122)

Net (decrease) increase in cash and cash equivalents	(72,554)	73,778
Cash and cash equivalents beginning of the period	207,749	109,769
Cash and cash equivalents end of the period	$135,195	$183,547

Supplemental disclosures of cash paid for:
Interest	$2,636	$2,227
Income taxes	$26,826	$6,469

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended September 30, 2016				Ended September 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$716,699	$251,611	$(35,496)	$932,814	$680,559	$239,375	$(20,065)	$899,869
Transportation costs	638,154	218,702	(35,496)	821,360	606,081	208,789	(20,065)	794,805
Gross margin	78,545	32,909	-	111,454	74,478	30,586	-	105,064

Costs and expenses:
Salaries and benefits	38,775	3,835	-	42,610	32,917	3,440	-	36,357
Agent fees and commissions	20	19,052	-	19,072	14	17,848	-	17,862
General and administrative	15,969	1,672	-	17,641	13,659	1,802	-	15,461
Depreciation and amortization	1,959	317	-	2,276	1,647	319	-	1,966
Total costs and expenses	56,723	24,876	-	81,599	48,237	23,409	-	71,646

Operating income	$21,822	$8,033	$-	$29,855	$26,241	$7,177	$-	$33,418

Capital Expenditures	$34,411	$255	$-	$34,666	$15,817	$1,418	$-	$17,235

The following tables summarize our revenue by segment and business line (in thousands) for the quarter ended September 30:

	Three Months				Three Months
	Ended September 30, 2016				Ended September 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$466,283	$126,052	$(21,857)	$570,478	$459,921	$124,009	$(18,699)	$565,231
Truck brokerage	96,906	79,627	(174)	176,359	83,828	80,612	(696)	163,744
Logistics	153,510	45,932	(13,465)	185,977	136,810	34,754	(670)	170,894
Total revenue	$716,699	$251,611	$(35,496)	$932,814	$680,559	$239,375	$(20,065)	$899,869

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Nine Months				Nine Months
	Ended September 30, 2016				Ended September 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,980,450	$692,366	$(78,586)	$2,594,230	$2,010,453	$686,744	$(61,874)	$2,635,323
Transportation costs	1,739,676	598,809	(78,586)	2,259,899	1,800,628	600,648	(61,874)	2,339,402
Gross margin	240,774	93,557	-	334,331	209,825	86,096	-	295,921

Costs and expenses:
Salaries and benefits	118,658	11,417	-	130,075	103,865	10,805	-	114,670
Agent fees and commissions	47	54,287	-	54,334	43	49,331	-	49,374
General and administrative	44,917	5,451	-	50,368	39,051	5,244	-	44,295
Depreciation and amortization	5,603	956	-	6,559	4,912	981	-	5,893
Total costs and expenses	169,225	72,111	-	241,336	147,871	66,361	-	214,232

Operating income	$71,549	$21,446	$-	$92,995	$61,954	$19,735	$-	$81,689

Capital Expenditures	$59,356	$527	$-	$59,883	$39,365	$1,586	$-	$40,951

	As of September 30, 2016				As of December 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,139,068	$183,198	$(10,049)	$1,312,217	$1,127,042	$181,514	$(7,410)	$1,301,146
Goodwill	233,042	29,389	-	262,431	233,205	29,389	-	262,594

The following tables summarize our revenue by segment and business line (in thousands) for the nine months ended September 30:

	Nine Months				Nine Months
	Ended September 30, 2016				Ended September 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,318,223	$355,379	$(61,974)	$1,611,628	$1,345,776	$352,822	$(59,066)	$1,639,532
Truck brokerage	261,456	228,350	(676)	489,130	266,187	237,655	(1,278)	502,564
Logistics	400,771	108,637	(15,936)	493,472	398,490	96,267	(1,530)	493,227
Total revenue	$1,980,450	$692,366	$(78,586)	$2,594,230	$2,010,453	$686,744	$(61,874)	$2,635,323

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2016	2015	2016	2015

Net income for basic and diluted earnings per share	$17,924	$19,832	$56,561	$48,575
Weighted average shares outstanding - basic	33,212	35,769	34,098	35,970
Dilutive effect of stock options and restricted stock	154	134	74	79
Weighted average shares outstanding - diluted	33,366	35,903	34,172	36,049
Earnings per share - basic	$0.54	$0.55	$1.66	$1.35
Earnings per share - diluted	$0.54	$0.55	$1.66	$1.35

NOTE 4.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and long term debt approximated fair value as of September 30, 2016 and December 31, 2015 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of September 30, 2016 and December 31, 2015, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts (DDAs), Short Term Certificates of Deposit and Savings Accounts.

Restricted investments, as of September 30, 2016 of $20.6 million and December 31, 2015 of $21.1 million, included mutual funds which are reported at fair value.

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

We have standby letters of credit that expire at various dates in 2016 and 2017.  As of September 30, 2016, our letters of credit were $8.2 million.

Our unused and available borrowings under our variable rate bank revolving line of credit were $41.8 million as of September 30, 2016 and as of December 31, 2015.  We were in compliance with our debt covenants as of September 30, 2016.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	Period Ended
	September 30,	December 31,
	2016	2015

Secured Equipment Notes due on various dates in 2021 with monthly principal and interest payments between $0.01 million and $0.3 million commencing on various dates in 2016; interest is paid monthly at a fixed annual rate between 2.04% and 2.28%	$35,269	$-

Secured Equipment Notes due on various dates in 2020 with monthly principal and interest payments between $0.04 million and $0.4 million commencing on various dates in 2015 and 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.26%	51,880	61,206

Secured Equipment Notes due on various dates in 2019 with monthly principal and interest payments between $0.08 million and $0.4 million commencing on various dates in 2014; interest is paid monthly at a fixed annual rate between 1.87% and 2.24%	53,971	67,486

Secured Equipment Notes due in June 2018 with quarterly principal and interest payments of $0.5 million commencing in August 2013; interest is paid quarterly at a fixed annual rate between 1.9% and 2.0%	3,210	4,612
	144,330	133,304

Less current portion	(39,769)	(32,409)
Total long-term debt	$104,561	$100,895

NOTE 6.	Guarantees

As a recruiting tool for our owner-operators, we previously guaranteed certain owner-operators’ lease payments for tractors.  The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $2.0 million and $10.3 million as of September 30, 2016 and December 31, 2015, respectively.  The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of September 30, 2016 and December 31, 2015.  However, upon default, we have the option to purchase the tractors.  We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees.  Alternatively, we can contract with another owner-operator who would assume the lease.  There were no material defaults during the quarter ended September 30, 2016 or the year ended December 31, 2015 and no potential material defaults.

We had a liability of approximately $0.1 million as of September 30, 2016 and December 31, 2015, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 7.	Commitments and Contingencies

In the second quarter of 2016, we committed to acquire 4,500 53’ containers.  We expect the total purchase price of these containers to be approximately $43 million.  As of September 30, 2016 we have received 3,066 containers and expect to receive the remainder by November 2016.

In the third quarter 2016, we committed to acquire 100 trailers and 50 tractors.  We expect the total purchase price of this equipment to be approximately $9 million.  We expect to receive this equipment in the fourth quarter of 2016.

We will be financing the purchase of the trailers, tractors and containers with secured fixed rate debt.

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

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times.  Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, Hub Group Trucking decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of September 30, 2016, 93% of the California drivers have accepted the settlement offers.  In late 2014, Hub Group Trucking decided to convert its model from independent contractors to employee drivers in California.  In early 2016, Hub Group Trucking closed its operations in Southern California.

On April 3, 2015, the Robles case was transferred to the U.S. District Court for the Western District of Tennessee (Western Division) in Memphis.  In May 2015, the plaintiffs in the Robles case filed a Second Amended Complaint (“SAC”) which names 334 current and former Hub Group Trucking drivers as “interested putative class members.”  In addition to reasserting their existing claims, the SAC includes claims post-conversion, added two new plaintiffs and seeks a judicial declaration that the settlement agreements are unenforceable.  In June 2015, Hub Group Trucking filed a motion to dismiss the SAC and on July 19, 2016, Hub Group Trucking’s motion to dismiss was granted in part, and denied in part, by the District Court.  The motion to dismiss was granted for the claims of all purported class members who have signed settlement agreements and on plaintiffs’ claims based on quantum merit and it was denied with respect to federal preemption and choice of law.  On August 11, 2016, Plaintiffs filed a motion to clarify whether the Court’s dismissal of the claims of all purported class members who signed settlement agreements was with or without prejudice and, if the dismissal was with prejudice, Plaintiffs moved the Court to revise and reconsider the order.

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

On July 11, 2016, Defendants filed several motions in state court, asking the court to dismiss and/or stay the Plaintiffs’ suit for various reasons.  At a hearing on October 5, 2016, the judge issued an oral tentative ruling denying Defendants’ motion to dismiss based on choice of forum and asked for supplemental briefing regarding individual liability under PAGA.

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

On July 11, 2016, with his federal district court case still pending, Lubinski filed an additional putative class action Complaint, with the same claims, in Illinois state court.  On the same day, Hub Group Trucking filed a declaratory judgment complaint in Tennessee state court, seeking a declaration that Lubinski’s claims must be heard in Tennessee (based on the contractual choice-of-forum provision) and that the claims must be dismissed because Tennessee law controls and Lubinski’s claims are preempted by federal law.  The parties agreed to stay all proceedings in Illinois and Tennessee state court until the federal court jurisdiction question is decided.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Update No. 2015-17—Income Taxes (Topic 740).  This Standard provides guidance on the balance sheet classification of deferred taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet.  For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Early application is permitted.  We elected to early adopt this standard as of March 31, 2016 to simplify the presentation of our deferred income taxes and applied the guidance prospectively.  As a result, we have presented all deferred tax assets and liabilities as non-current on our unaudited consolidated balance sheet as of September 30, 2016, but have not reclassified deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015.

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

In 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

In 2016, the FASB issued new guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. All forward-looking statements are based upon information available to us on the date of this report.  Except as required by law, we expressly disclaim any obligations to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, truck or other vendors;
•	inability to obtain pricing from our customers to cover cost increases, which allows us to maintain margins;
•	increases in costs related to any reclassification or change in our treatment of drivers or owner-operators due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	inability to successfully protect our data against cyber-attacks;
•	significant deterioration in our customers’ financial condition or business prospects, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;
•	loss of Mode LLC IBOs and sales only agents;
•	inability to recruit and retain key personnel and Mode LLC sales agents and IBOs;
•	inability to recruit and maintain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws and regulations which will aid in these efforts;

•	inability to identify, close and successfully integrate any future business combinations; and
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity

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

We are one of the largest intermodal marketing companies (“IMC”) in the United States and a multi modal transportation provider offering intermodal, truck brokerage and logistics services.  We operate through a nationwide network of operating centers and independent business owners.

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

For the quarter ended September 30, 2016, approximately 54% of Hub’s drayage needs were met by our subsidiary, Hub Group Trucking, Inc., which assists us in providing reliable, cost effective intermodal services to our customers.  Hub Group Trucking has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis, Stockton and Wilmington (IL) metro areas.  As of September 30, 2016, Hub Group Trucking leased or owned 957 tractors, owned 447 trailers, employed 971 drivers and contracted with 1,783 owner-operators for their services and equipment.

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

Hub’s yield management group works with pricing, account management and operations to enhance Hub’s customer margins.  We are working on margin enhancement projects including matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, reducing our drayage and accessorial costs, and reviewing and improving low contribution freight.

Hub’s top 50 customers represent approximately 63% of the Hub segment revenue for the nine months ended September 30, 2016.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 183 agents, consisting of 102 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 81 sales only agents.  Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis.  Mode’s top 20 customers represent approximately 39% of the Mode segment revenue for the nine months ended September 30, 2016.  We closely monitor revenue and margin for these customers.  We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended September 30:

	Three Months				Three Months
	Ended September 30, 2016				Ended September 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$466,283	$126,052	$(21,857)	$570,478	$459,921	$124,009	$(18,699)	$565,231
Truck brokerage	96,906	79,627	(174)	176,359	83,828	80,612	(696)	163,744
Logistics	153,510	45,932	(13,465)	185,977	136,810	34,754	(670)	170,894
Total revenue	$716,699	$251,611	$(35,496)	$932,814	$680,559	$239,375	$(20,065)	$899,869

Revenue

Hub Group’s revenue increased 3.7% to $932.8 million in 2016 from $899.9 million in 2015.

The Hub segment revenue increased 5.3% to $716.7 million.   Intermodal revenue increased 1.4% to $466.3 million due to 5% higher volume partially offset by lower fuel revenue and a price decrease.  Truck brokerage revenue increased 15.6% to $96.9 million due to a 17% increase in volume.  Logistics revenue increased 12.2% to $153.5 million due to growth with new customers on-boarded this year.

Mode’s revenue increased 5.1% to $251.6 million in 2016 from $239.4 million in 2015.  Mode’s intermodal revenue increased 1.6% primarily due to a 3% increase in loads.  Mode’s truck brokerage revenue decreased 1.2% primarily due to lower revenue per unit due to lower fuel revenue and a price decrease.  Mode’s logistics revenue increased 32.2% due to new business.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended September 30, 2016				Ended September 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$716,699	$251,611	$(35,496)	$932,814	$680,559	$239,375	$(20,065)	$899,869
Transportation costs	638,154	218,702	(35,496)	821,360	606,081	208,789	(20,065)	794,805
Gross margin	78,545	32,909	-	111,454	74,478	30,586	-	105,064

Costs and expenses:
Salaries and benefits	38,775	3,835	-	42,610	32,917	3,440	-	36,357
Agent fees and commissions	20	19,052	-	19,072	14	17,848	-	17,862
General and administrative	15,969	1,672	-	17,641	13,659	1,802	-	15,461
Depreciation and amortization	1,959	317	-	2,276	1,647	319	-	1,966
Total costs and expenses	56,723	24,876	-	81,599	48,237	23,409	-	71,646

Operating income	$21,822	$8,033	$-	$29,855	$26,241	$7,177	$-	$33,418

Transportation Costs

Hub Group’s transportation costs increased 3.3% to $821.4 million in 2016 from $794.8 million in 2015.  Transportation costs in 2016 consisted of purchased transportation costs of $728.7 million and equipment and driver related costs of $92.7 million compared to 2015 costs of purchased transportation of $697.4 million and equipment and driver related costs of $97.4 million.

The Hub segment transportation costs increased 5.3% to $638.2 million in 2016 from $606.1 million in 2015.  Hub segment transportation costs in 2016 included $546.5 million in purchased transportation, up from $509.7 million in 2015. The 7.2% increase in purchased transportation costs was due primarily to higher volumes in intermodal and truck brokerage, growth in logistics and an increase in rail costs, partially offset by a 0.3 day improvement in utilization and lower fuel costs.  Equipment and driver related costs decreased 4.8% to $91.7 million in 2016 from $96.4 million in 2015 due primarily to a decrease in fuel costs and shutting down our Southern California drayage operation in the first quarter of 2016.

The Mode segment transportation costs increased 4.7% to $218.7 million in 2016 from $208.8 million in 2015.  Mode segment transportation costs are primarily purchased transportation costs which increased due primarily to growth in logistics.

Gross Margin

Hub Group’s gross margin increased 6.1% to $111.5 million in 2016 from $105.1 million in 2015.  Hub Group’s gross margin as a percentage of sales increased to 11.9% as compared to last year’s 11.7% margin.

The Hub segment gross margin increased 5.5% to $78.5 million.  The Hub segment margin increase of $4.1 million resulted from an increase in margin in logistics and truck brokerage partially offset by a decrease in intermodal margin.  Logistics gross margin increased due to growth with new customers on-boarded this year. Truck brokerage margin increased because of growth with targeted customer accounts.  Intermodal margin decreased because of lower prices and rail cost increases.  Higher volume, improved accessorial management, lower drayage costs and better utilization partially offset this decline.  As a percentage of revenue, the Hub segment gross margin increased slightly to 11.0% in 2016 from 10.9% in 2015.  Logistics gross margin as a percentage of sales was up 80 basis points due to improved customer mix, operational efficiencies and more cost effective purchasing.  Truck brokerage gross margin as a percentage of sales was up 50 basis points due to more value added services and better purchasing.  Intermodal gross margin as a percentage of sales decreased 40 basis points because of lower prices and rail cost increases.

Mode’s gross margin increased to $32.9 million in 2016 from $30.6 million in 2015 due to an increase in margin in all three service lines.  Mode’s gross margin as a percentage of revenue increased to 13.1% in 2016 from 12.8% in 2015 due primarily to a 90 basis point improvement in intermodal yield.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	September 30,
	2016	2015

Revenue	100.0%	100.0%

Transportation costs	88.1	88.3

Gross margin	11.9	11.7

Costs and expenses:
Salaries and benefits	4.6	4.1
Agent fees and commissions	2.0	2.0
General and administrative	1.9	1.7
Depreciation and amortization	0.2	0.2
Total costs and expenses	8.7	8.0

Operating income	3.2	3.7

Salaries and Benefits

Hub Group’s salaries and benefits increased to $42.6 million in 2016 from $36.4 million in 2015.  As a percentage of revenue, Hub Group’s salaries and benefits increased to 4.6% in 2016 from 4.1% in 2015.

The Hub segment salaries and benefits increase of $5.9 million was primarily due to increases of $2.5 million related to higher headcount and annual merit increases, $2.2 million of employee bonus expense, $0.5 million of employee benefits, $0.3 million of compensation related to restricted stock awards, $0.2 million related to payroll taxes and $0.2 million of commissions.

Mode’s salaries and benefits expense increased to $3.8 million from $3.4 million in 2015 due primarily to increases of $0.3 million related to headcount and annual merit increases and $0.1 million of employee bonus expense.

Hub Group’s headcount as of September 30, 2016 and 2015 was 1,746 and 1,582, respectively, which excludes drivers, as driver costs are included in transportation costs.  As of September 30, 2016 and 2015, Mode had 129 and 117 employees, respectively.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $19.1 million in 2016 from $17.9 million in 2015.  As a percentage of revenue, these expenses remained consistent at 2.0% in both 2016 and 2015.

The Mode segment agent fees and commissions increase of $1.2 million was due primarily to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $17.6 million in 2016 from $15.5 million in 2015.  These expenses, as a percentage of revenue, increased to 1.9% in 2016 from 1.7% in 2015.

The Hub segment increase of $2.3 million was due primarily to increases in IT consulting and legal expense of $1.7 million, IT maintenance expense of $0.4 million, travel and entertainment expense of $0.3 million and office expense of $0.2 million. These increases were partially offset by decreases in bad debt expense of $0.2 million and equipment leases of $0.1 million.

Mode’s general and administrative expenses decreased to $1.7 million 2016 from $1.8 million in 2015 due to decreased consulting and professional services.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $2.3 million in 2016 from $2.0 million in 2015.  This expense as a percentage of revenue remained consistent at 0.2% in both 2016 and 2015.

The Hub segment depreciation expense increased to $2.0 million in 2016 from $1.6 million in 2015.  This increase was related primarily to amortization expense related to additional computer software.

Mode’s depreciation expense remained consistent at $0.3 million in both 2016 and 2015.

Other Income (Expense)

Total other expense decreased to $0.8 million of expense in 2016 from $1.7 million of expense in 2015 due primarily to fewer  foreign currency translation losses in 2016 compared to 2015, partially offset by increases in interest expense in 2016 related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes decreased to $11.2 million in 2016 from $11.9 million in 2015.  We provided for income taxes using an effective rate of 38.4% in 2016 and an effective rate of 37.5% in 2015.  The 2016 effective tax rate was higher primarily due to the effects of income tax changes enacted by the state of Connecticut on June 2, 2016 which raised our 2016 rate and income tax changes enacted by the state of Missouri on May 6, 2015 lowered our 2015 rate.  We expect our effective tax rate for the remainder of 2016 to be approximately 38.4%.

Net Income

Net income decreased to $17.9 million in 2016 from $19.8 million in 2015 due primarily to increased margin offset by higher operating expenses in 2016.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table summarizes our revenue by segment and business line (in thousands) for the nine months ended September 30:

	Nine Months				Nine Months
	Ended September 30, 2016				Ended September 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,318,223	$355,379	$(61,974)	$1,611,628	$1,345,776	$352,822	$(59,066)	$1,639,532
Truck brokerage	261,456	228,350	(676)	489,130	266,187	237,655	(1,278)	502,564
Logistics	400,771	108,637	(15,936)	493,472	398,490	96,267	(1,530)	493,227
Total revenue	$1,980,450	$692,366	$(78,586)	$2,594,230	$2,010,453	$686,744	$(61,874)	$2,635,323

Revenue

Hub Group’s revenue remained consistent at $2.6 billion in both 2016 and 2015.

The Hub segment revenue remained consistent at $2.0 billion in both 2016 and 2015.  Intermodal revenue decreased 2.0% primarily due to lower fuel revenue.  This decrease was partially offset by 1.4% higher volume and an increase in price.  Truck brokerage revenue decreased 1.8% to $261.5 million due to an 8% volume increase partially offset by a 6% decline for price, fuel and mix combined.  Logistics revenue increased 0.6% to $400.8 million related primarily to growth with new customers.

Mode’s revenue increased 0.8% to $692.4 million in 2016 from $686.7 million in 2015.  Mode’s intermodal revenue increased 0.7% primarily due to a 3% increase in volume partially offset by lower fuel revenue.  Truck brokerage revenue decreased 3.9% and logistics revenue increased 12.8%.

The following is a summary of operating results for our business segments (in thousands):

	Nine Months				Nine Months
	Ended September 30, 2016				Ended September 30, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,980,450	$692,366	$(78,586)	$2,594,230	$2,010,453	$686,744	$(61,874)	$2,635,323
Transportation costs	1,739,676	598,809	(78,586)	2,259,899	1,800,628	600,648	(61,874)	2,339,402
Gross margin	240,774	93,557	-	334,331	209,825	86,096	-	295,921

Costs and expenses:
Salaries and benefits	118,658	11,417	-	130,075	103,865	10,805	-	114,670
Agent fees and commissions	47	54,287	-	54,334	43	49,331	-	49,374
General and administrative	44,917	5,451	-	50,368	39,051	5,244	-	44,295
Depreciation and amortization	5,603	956	-	6,559	4,912	981	-	5,893
Total costs and expenses	169,225	72,111	-	241,336	147,871	66,361	-	214,232

Operating income	$71,549	$21,446	$-	$92,995	$61,954	$19,735	$-	$81,689

Transportation Costs

Hub Group’s transportation costs remained consistent at $2.3 billion in both 2016 and 2015.  Transportation costs in 2016 consisted of purchased transportation costs of $2.0 billion and equipment and driver related costs of $271.4 million compared to 2015 costs of purchased transportation of $2.0 billion and equipment and driver related costs of $292.5 million.

The Hub segment transportation cost decreased by 3.4% to $1.7 billion in 2016 from $1.8 billion in 2015.  Hub segment purchased transportation cost decreased 2.7% to $1.47 billion in 2016 from $1.51 billion in 2015 due primarily to lower fuel costs, partially offset by rail cost increases.  Equipment and driver related costs decreased 7.1% to $269.1 million in 2016 from $289.8 million in 2015 due primarily to a decrease in fuel costs and shutting down our Southern California drayage operation in the first quarter of 2016.

The Mode segment transportation costs decreased 0.3% to $598.8 million in 2016 from $600.6 million in 2015.  Mode segment transportation costs are primarily purchased transportation costs which decreased due primarily to lower fuel costs.

Gross Margin

Hub Group’s gross margin increased 13.0% to $334.3 million in 2016 from $295.9 million in 2015.

The Hub segment gross margin increased 14.8% to $240.8 million.  Hub’s $31.0 million gross margin increase resulted from an increase in margin in all three business lines.  Intermodal gross margin increased because of price increases, improved accessorial management, better utilization and lower dray costs. Rail cost increases partially offset some of this improvement.  Truck brokerage margin increased because of growth with targeted customer accounts.  Logistics gross margin increased due to growth with new and existing customers.

As a percentage of Hub segment revenue, gross margin increased to 12.2% in 2016 from 10.4% in 2015.  Intermodal gross margin as a percentage of sales increased 170 basis points because of price increases, improved accessorial management, better utilization and lower dray costs.  Truck brokerage gross margin as a percentage of sales was up 230 basis points due to more value added services, improved customer mix and better purchasing.  Logistics gross margin as a percentage of sales was up 160 basis points due to improved customer mix, operational efficiencies and more cost effective purchasing.

Mode’s gross margin increased 8.7% to $93.6 million in 2016 from $86.1 million in 2015 due to growth in all three business lines.  Mode’s gross margin as a percentage of revenue increased to 13.5% in 2016 from 12.5% in 2015.  Intermodal gross margin as a percentage of sales increased 80 basis points.  Truck brokerage gross margin as a percentage of sales increased 210 basis points.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended
	September 30,
	2016	2015

Revenue	100.0%	100.0%

Transportation costs	87.1	88.8

Gross margin	12.9	11.2

Costs and expenses:
Salaries and benefits	5.0	4.3
Agent fees and commissions	2.1	1.9
General and administrative	1.9	1.7
Depreciation and amortization	0.3	0.2
Total costs and expenses	9.3	8.1

Operating income	3.6	3.1

Salaries and Benefits

Hub Group’s salaries and benefits increased to $130.1 million in 2016 from $114.7 million in 2015.  As a percentage of revenue, salaries and benefits increased to 5.0% in 2016 from 4.3% in 2015.

The Hub segment increase of $14.8 million to $118.7 million in 2016 from $103.9 million in 2015 was primarily due to increases of $6.5 million related to higher headcount and annual merit increases, $4.8 million of employee bonus expense, $1.3 million of commissions, $1.0 million of employee benefits and increases related to severance, payroll tax expense and compensation related to restricted stock awards, of $0.4 million each.

Mode’s salaries and benefits expense increased to $11.4 million in 2016 from $10.8 million in 2015.  The increase was primarily due to increases of $0.4 million related to salaries expense and $0.1 million related to both compensation related to restricted stock awards and employee bonus expense.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $54.3 million in 2016 from $49.4 million in 2015.  As a percentage of revenue, these expenses increased to 2.1% in 2016 from 1.9% in 2015.

The Mode segment agent fees and commissions increase of $4.9 million was due primarily to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $50.4 million in 2016 from $44.3 million in 2015.  As a percentage of revenue, these expenses increased to 1.9% in 2016 from 1.7% in 2015.

The Hub segment increase in general and administrative expense to $44.9 million in 2016 from $39.1 million in 2015 was due primarily to increases in IT consulting and other professional services expense of $3.6 million, IT maintenance expense of $1.0 million, office expense of $0.7 million, such as computer equipment and personal computers, travel and entertainment expense of $0.5 million, rent expense of $0.3 million and general insurance expense of $0.2 million. These increases were partially offset by additional gains of the sales of fixed assets in 2016 of $0.3 million as well as a decrease in bad debt expense of $0.2 million.

Mode’s general and administrative expenses increased to $5.5 million in 2016 from $5.2 million in 2015.  The increase was primarily due to an increase in IT consulting expense.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $6.6 million in 2016 from $5.9 million in 2015.  This expense as a percentage of revenue increased to 0.3% in 2016 from 0.2% in 2015.

The Hub segment’s depreciation expense increased to $5.6 million in 2016 from $4.9 million in 2015.  This increase was related primarily to amortization for additional computer software.

Mode’s depreciation remained consistent at $1.0 million in both 2016 and 2015.

Other Income (Expense)

Total other expense decreased to $1.2 million in 2016 from $4.3 million in 2015 due primarily to gains on foreign currency translation in 2016 as compared to losses in 2015, partially offset by increases in interest expense in 2016 related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes increased to $35.2 million in 2016 from $28.8 million in 2015.  Our effective rate was 38.4% in 2016 and 37.3% in 2015.  The 2016 effective tax rate was higher primarily due to the effect of income tax changes enacted by the state of Connecticut on June 2, 2016 which raised our 2016 rate.  Income tax changes enacted by the state of Missouri on May 6, 2015 lowered our 2015 rate.  We expect our effective tax rate for the 2016 year to be approximately 38.4%.

Net Income

Net income increased to $56.6 million in 2016 from $48.6 million in 2015 due primarily to increased margin and lower other expenses, partially offset by higher operating expenses and higher income tax expense in 2016.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2016, we funded operations, capital expenditures, capital leases, purchase of treasury stock, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from debt and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the nine months ended September 30, 2016 was approximately $79.0 million, which resulted primarily from income of $56.6 million adjusted for non-cash charges of $51.3 million and a decrease in operating assets and liabilities of $28.9 million.

Cash provided by operating activities decreased $53.8 million in 2016 versus 2015.  The decrease was due primarily to the change in operating assets and liabilities of $75.0 million in 2016 which primarily resulted from the timing of customer payments in 2016 versus 2015.  This decrease was partially offset by increases in net income of $8.0 million and higher non-cash charges of $13.2 million in 2016.

Net cash used in investing activities for the nine months ended September 30, 2016 was $58.3 million.  Capital expenditures of $59.9 million related primarily to containers of $39.3 million, transportation equipment of $9.5 million, technology investments of $9.0 million and the remainder for leasehold improvements.

In 2016 we expect to purchase 6,000 containers which will be financed with debt.  As of September 30, 2016, we had already received 4,566 of the containers.  We are also investing in technology projects including transportation management systems, human resources systems and satellite tracking.  We estimate our capital expenditures will range from $95 million to $105 million for the year.

Net cash used in investing activities for the nine months ended September 30, 2015 was $40.0 million.  The net cash used in investing activities increased $18.3 million in 2016 from 2015. This increase was mainly due to additional containers purchased in 2016.

The net cash used in financing activities for the nine months ended September 30, 2016 was $93.2 million, which resulted from the purchase of treasury stock of $100.0 million, repayment of long-term debt of $25.1 million, stock tendered for payments of withholding taxes of $2.5 million, capital lease payments of $1.9 million, partially offset by proceeds from the issuance of debt of $36.1 million and excess tax benefits from share-based compensation of $0.2 million.

The increase in net cash used in financing activities of $74.3 million from 2016 versus 2015 is primarily due to a $71.2 million increase in the purchases of treasury stock, additional debt payments of $8.2 million and additional payments of capital leases of $0.1 million. These increases were partially offset by additional proceeds from the issuance of debt of $4.7 million as well as changes in stock tendered for payments of withholding taxes of $0.4 million.

In 2016, we expect our cash paid for taxes to be greater than 2015 and closer to our income tax expense because we do not have a material prepaid tax carry over from 2015 to use in 2016.

We have standby letters of credit that expire at various dates in 2016 and 2017.  As of September 30, 2016, our letters of credit were $8.2 million.

Our unused and available borrowings under our bank revolving line of credit were $41.8 million as of September 30, 2016 and as of December 31, 2015.  We were in compliance with our debt covenants as of September 30, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2016. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 5 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended September 30, 2016.

As of September 30, 2016 and December 31, 2015, other than our outstanding letters of credit, we had no outstanding obligations under our bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2016, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2016.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.	Legal Proceedings

During the nine months ended September 30, 2016, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, except those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.	Risk Factors

During the nine months ended September 30, 2016, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 2, 2016 our Board of Directors authorized the purchases of up to $100 million of our Class A Common Stock.  This authorization expires December 31, 2016.  We purchased 2,672,227 shares under this authorization during the nine months ended September 30, 2016.  There were 366,353 shares purchased during the third quarter of 2016, completing the share repurchase authorization.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
July 1 to July 31	66,422	$41.03	66,422	$12,275
August 1, to August 31	299,931	$40.92	299,931	$-
September 1 to September 30	-	$-	-	$-
Total	366,353	$40.94	366,353	$-

This table excludes 2,581 shares we purchased for $0.1 million during the three months ended September 30, 2016 related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	October 28, 2016	/s/ Terri A. Pizzuto
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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.