Form 10-Q/A
period 2016-09-30
Hub Group, Inc.
filed 2016-10-31
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment #1)

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

Explanatory Note

Hub Group, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (“Form 10-Q”) because, due to a technical issue, Hub Group’s XBRL exhibits are not accessible from Hub Group’s original Form 10-Q filing.

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