Form 10-K
period 2016-12-31
Hub Group, Inc.
filed 2017-02-24
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2016, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $38.37 per share, was $1,248,870,411.

On February 16, 2017, the Registrant had 33,471,346 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2017 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

FORWARD LOOKING STATEMENTS

This annual report contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements.  Forward-looking statements are neither historical facts nor assurance of future performance.  Instead, they are based on our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements.  All forward-looking statements made by us in this annual report are based upon information available to us on the date of this report and speaks only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.  Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward looking statements, in addition to those described in detail under Items 1A “Risk Factors,” include the following:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, trucking or other vendors;
•	increases in costs related to any reclassification or change in our treatment of drivers or owner-operators due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	inability to successfully protect our data against cyber-attacks;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers
•	awards received during annual customer bids not materializing
•	loss of Mode Transportation, LLC (“Mode LLC”) sales/operating agents known as Independent Business Owners (“IBOs”) and sales-only agents;

•	inability to recruit and retain key personnel and Mode LLC sales-only agents and IBOs;
•	inability to recruit and maintain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts;
•	inability to identify, close and successfully integrate any future business combinations; and
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity

Item 1.	BUSINESS

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

In April 2011, we acquired all of the capital stock of Exel Transportation Services, Inc. (“ETS”). ETS is now our wholly-owned subsidiary, operating independently and renamed Mode Transportation, LLC (“Mode LLC”). Mode LLC has approximately 182 agents, consisting of 102 IBOs, who sell services and operate the business throughout North America and 80 sales only agents. Mode also has a temperature protected services division operated out of our Oak Brook, IL headquarters and corporate offices in Memphis, TN and Dallas, TX.

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

As of December 31, 2016, we owned a total of 29,378 53-foot private containers and we had exclusive access to approximately 2,581 rail-owned containers for our dedicated use on the Union Pacific (“UP”) and the Norfolk Southern (“NS”) rails. We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines. We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements. This effectively allows us to “capture” containers and trailers that we do not own or have exclusive access to and keep them within our network.

During 2016, our subsidiary, Hub Group Trucking, Inc. (“Hub Group Trucking”) accounted for approximately 56% of Hub’s drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers. As of December 31, 2016 Hub Group Trucking had terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis, Stockton and Wilmington (IL) metro areas. As of December 31, 2016, Hub Group Trucking leased or owned 984 tractors and 436 trailers, employed 971 drivers and contracted with 1,721 owner-operators.

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

Marketing and Customers

As one of the world’s leading transportation management companies, Hub Group is committed to providing multi-modal solutions throughout North America, including intermodal, truck brokerage and logistics services.  We have transformed our organization from a traditional Intermodal Marketing Company (IMC) into a multi-modal solutions provider. This change has revolutionized our offerings and the way we service our customers.  We look at our customers’ entire networks to provide innovative multi-modal solutions to drive savings, improve service and offer full visibility.

After 45 years in business, we continue to live by the simple mantra that "good" isn't good enough. To ensure we grow and improve, we focus intently on our customers, listening to their needs, developing comprehensive transportation solutions and delivering superior service. We invest in our people and technology to maintain our competitive edge in order to be the best transportation partner for our customers.

We face a continued need to help our customers meet consumer demands of having products and services through any buying channel. With efficiency as our guide, we have been delivering to an already leaner supply chain, with our customers reporting an increase in speed and improved visibility. We accomplish this by investing in people, technology and equipment. Our satellite tracking equipment ensures our customers have the capacity needed; state-of-the-art technology helps to maintain our high levels of service while providing 24/7 visibility into any shipment; and our people have the skills, training and information to quickly respond to our customers' changing supply chain network. Supporting every customer is a dedicated team of professionals ready to service any and all of our customers' needs. We call this our "One Hub" experience.

The majority of our business is in the retail, consumer products, durable goods and automotive verticals.  No one customer represented more than 10% of our total revenue in 2016 in either reporting segment.

The Mode LLC acquisition diversified Hub Group’s customer base with more small and medium sized customers, as Hub has traditionally focused, to a significant degree, on larger national accounts.  Mode IBOs and sales agents are often able to devote more attention to smaller and medium sized shippers and develop long-term relationships with them.

Management Information Systems

Our technology strategy continues to prioritize our investment into solutions that deliver value to our customers while also providing advanced capabilities to our operations teams, our drivers and our 3rd party carriers.  In 2016, we moved our API based design forward allowing for the real time delivery of position information providing customers with crucial data to predict service outcomes.  In addition, we introduced our first mobile app for 3rd party carriers.  We will continue to advance both areas in 2017 with new mobile apps planned for delivery as well as continuing to mature our API offerings.  In addition, our customers will also be able to experience new capabilities and engagement options through our customer portal.  We remain laser focused on executing our cloud based approach to solutions as it is critical to dramatically changing the rate and pace at which we can deliver new and innovative solutions while lowering the total cost.

     Unyson is known in the industry for managing and solving complex transportation networks with sophisticated solutions using world class processes and technology.  Unyson’s sophisticated solution includes creative and skilled utilization of Oracle Transportation Management (OTM). In addition, strategic investments have been made in building out an Enterprise Data Warehouse to ensure that we are able to report and provide visibility to drive continuous improvement.  Unyson’s customers benefit from advanced solutions that include multi-leg order optimization, SKU level shipment management, iterative consolidation, cross customer collaboration and flexible invoicing options.  Our investments are yielding returns as we continue to onboard customers with complex supply chains that our previous TMS could not support.  We will continue to leverage our approach to bring on new customers as well as continue to transition current customers to OTM to meet our retirement goals for legacy products.

     In 2017, we will begin the implementation of OTM for Intermodal and Truck Brokerage.  The powerful OTM solution will bring complete visibility across all of our services allowing us to provide robust solutions to complex customer needs.  In addition, through optimized planning decisions and efficiency in daily operations we will see measurable value once we have reached full rollout.  Finally, the solution allows us to scale to meet the needs of our large and complex customer base.  While we will begin the work surrounding the implementation in 2017, the rollout will take place in 2018 and complete in 2019.  We will leverage industry expertise as well as our close relationship to the OTM development team to increase the probability of success and reduce the risk that comes with transformation.

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

Relationship with Railroads

A key element of our business strategy is to strengthen our close working relationships with the major intermodal railroads in the United States. Due to our size and relative importance, some railroads have dedicated support personnel to focus on our day-to-day service requirements. On a regular basis, our senior executives and each of the railroads meet to discuss major strategic issues concerning intermodal transportation.

We have relationships with each of the following major railroads:

Burlington Northern Santa Fe	Florida East Coast
Canadian National	Kansas City Southern
Canadian Pacific	Norfolk Southern
CSX	Union Pacific
Ferromex

We also have relationships with each of the following major service providers: APL, CMA CGM (America) Inc., COSCO (China Ocean Shipping (Group) Company), Domestic Intermodal America, Evergreen Shipping Agency (America) Corp., Express System Intermodal Inc., Florens Container Services, Hamburg Sud Group, Hanjin Shipping, Hapag-Lloyd (America) Inc., Hyundai Merchant Marine, K-Line America, M+R Forwarding (HK) Limited, Maersk Sea-Land, Mediterranean Shipping Company, Mitsui O.S.K. Lines (America) Inc., NYK (Nippon Usen Kaisha) Line, OOCL (Orient Overseas Container Line), Triton Overseas Transport, Westwood Shipping Lines, Yang Ming (America) Corp., and Zim Integrated Shipping Services.

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

Risk Management and Insurance

We require all drayage companies participating in Hub’s Quality Drayage Program to carry at least $1.0 million in general liability insurance, $1.0 million in truckman’s auto liability insurance and a minimum of $100,000 in cargo insurance. Railroads, which are self-insured, provide limited cargo protection, generally up to $250,000 per shipment. To cover freight loss or damage when a carrier’s liability cannot be established or a carrier’s insurance is insufficient to cover the claim, we carry our own cargo insurance with a limit of $1.0 million per container or trailer and a limit of $20.0 million in the aggregate. We also carry general liability insurance with limits of $5.0 million per occurrence with a companion $50.0 million umbrella policy on this general liability insurance.

We maintain separate insurance policies to cover potential exposure from our company-owned drayage operations. We carry commercial general liability insurance with a limit of $5.0 million per occurrence, subject to a $10.0 million policy aggregate limit, and trucker’s automobile liability insurance with a limit of $5.0 million per occurrence. Additionally, we have an umbrella excess liability policy with a limit of $45.0 million. We also maintain motor truck cargo liability insurance with a limit of $1.0 million per occurrence.

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

General

Employees: As of December 31, 2016, Hub Group had 2,755 employees consisting of 2,628 Hub employees, or 1,657 employees excluding drivers, and 127 Mode LLC employees. We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

As of December 31, 2016, Mode LLC had 102 IBOs and 80 sales only agents. Nearly all of the sales-only agents and IBOs are under written contracts with Mode LLC.

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

We derive a significant portion of our revenue from our largest customers and the loss of one or more of these customers could have a material adverse effect on our revenue and business.

For Hub Group’s consolidated revenue, our largest 20 customers accounted for approximately 38% of our revenue in 2016, 35% in 2015 and 36% in 2014. A reduction in or termination of our services by one or more of our largest customers could have a material adverse effect on our revenue and business.

Because our business is concentrated on intermodal marketing, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

We derived 61% of our revenue from our intermodal services in 2016 and 62% in both 2015 and 2014. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

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

We use a significant number of independent contractors, such as owner operators, in our businesses.  Legislative, judicial and regulatory authorities may continue to take actions or render decisions that could affect the independent contractor classification, which could have a significant impact on our gross margin and operating income.

We do business with a large number of independent contractors, such as Mode LLC IBO’s and sales agents and Hub Group Trucking owner-operators, consistent with longstanding industry practices. Legislative, judicial, and regulatory (including tax) authorities have taken actions and rendered decisions that could affect the independent contractor classifications.  Class action and individual lawsuits have been filed against us and others in our industries, challenging the independent contractor classifications.  See Item 3 - Legal Proceedings for further discussion and see Note 15 to the consolidated financial statements under “Legal Matters” for a description of material pending litigation and regulatory matters affecting us and certain risks to our business presented by such matters.  If independent contractors are determined to be employees, then we may incur legal liabilities associated with that determination, such as liability for unpaid wages, overtime, employee health insurance and taxes.  If we were to change how we treat independent contractors or reclassify independent contractors to employees, then we would likely incur expenses associated with that reclassification and could incur additional ongoing expenses.  The costs associated with these matters could have a material adverse effect on results of operations and our financial position.

Relatively small increases in our transportation costs that we are unable to pass through to our customers are likely to have a significant effect on our gross margin and operating income.

Transportation costs represented 87% of our consolidated revenue in 2016, 88% in 2015 and 90% in 2014. Because transportation costs represent such a significant portion of our costs, even relatively small increases in these transportation costs, if we are unable to pass them through to our customers, are likely to have a significant effect on our gross margin and operating income.  Transportation costs may increase if we are unable to sign on owner-operators or recruit employee drivers as this may increase driver costs or force us to use more expensive purchased transportation.  Rail and third party carrier costs could increase and if we are unable to pass the cost increase through to our customers, the impact on our gross margin and operating income could be significant.

If we fail to maintain and enhance our information technology systems, or if we fail to successfully implement new technology or enhancements, we may be at a competitive disadvantage and lose customers.

Hub Group’s information technology systems are critical to our operations and our ability to compete effectively as an IMC, truck broker and logistics provider. We expect our customers to continue to demand more sophisticated information technology applications from their suppliers and we must anticipate market trends and enhance or replace our information technology systems in response to such trends. This may involve significant research and development costs and implementation challenges. To keep pace with changing technologies and customer demands, we are in the process of implementing Oracle Transportation Management (OTM) as our primary transportation management solution.  In a technology implementation of this size and scope we must mitigate risk by engaging experts to lead the implementation, hiring OTM expertise and leveraging a previously successful OTM implementation. If we fail to successfully implement OTM and other critical technology, if it does not provide the anticipated benefits or it does not meet market demands, we may be placed at a competitive disadvantage and could lose customers, negatively impacting our financial condition and results of operations.

Technology and new market entrants may also disrupt the way we and other IMCs and freight brokers operate.  As technology improves and new companies enter the freight brokerage market, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity.  We must continue to develop innovative services and capabilities in order to continue to attract and maintain customer demand for our services.

Because we rely on third parties for the operation of our intermodal, truck brokerage and logistics services, our ability to expand our business or maintain our profitability may be adversely affected by a shortage of drivers and capacity.

In certain markets we serve, we use third-party drayage companies for pickup and delivery of some or all of our intermodal containers. Most drayage companies operate relatively small fleets and have limited access to capital for fleet expansion. In some of our markets, there are a limited number of drayage companies that can meet our quality standards. This could limit our ability to expand our intermodal business or require us to establish more of our own drayage operations in some markets, which could increase our capital spending or operating costs and could adversely affect our profitability and financial condition. Also, the trucking industry chronically experiences a shortage of available drivers, which may limit the ability of third-party drayage companies to expand their fleets. This shortage also may require them to increase drivers’ compensation, thereby increasing our cost of providing drayage services to our customers. Therefore, the driver shortage could also adversely affect our profitability and limit our ability to expand our intermodal business.

We derived 20% of our revenue from our truck brokerage services in 2016 and 19% in 2015 and 2014. We depend upon various third-party trucking companies for the transportation of our customers’ loads. Particularly during periods of economic expansion, trucking companies may be unable to expand their fleets due to capital constraints or chronic driver shortages, and these trucking companies also may raise their rates. If we face insufficient capacity among our third-party trucking companies, we may be unable to maintain or expand our truck brokerage business. Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

We derived 19% of our revenue from our logistics services in 2016, 2015 and 2014.  We depend on various less than truckload companies for the transportation of our customers’ freight.  As many of our logistic contracts have a gain share component, changes in less than truckload rates due to these trucking companies being unable to expand their fleets or chronic driver shortages, may affect our profitability and our ability to retain our customers.  Also, we may be unable to pass rate increases on to our customers, which could adversely affect our profitability.

Insurance and claims expenses could significantly reduce our earnings.

We maintain insurance with licensed insurance companies and have recently increased the deductible amount paid by Hub Group under several of our policies. Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims increases, our operating results could be adversely affected and the cost to renew our insurance could increase when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher freight rates to our customers, our earnings could be materially and adversely affected.

We are partially self-insured for certain losses related to employee medical coverage. Our self-insurance reserves may not be adequate to cover our medical claim liabilities.

We are partially self-insured for certain losses related to employee medical coverage, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible per enrollee unless specific exposures are separately insured. We accrue a contingent liability based upon examination of historical trends, historical actuarial analysis, our claims experience, total plan enrollment (including employee contributions), population demographics, and other various estimates. Although we do not expect that we will ultimately pay claims significantly different from our estimates, self-insurance reserves, net income, and cash flows could be materially affected if future claims differ significantly from our historical trends and assumptions.

We depend on third parties for equipment essential to operate our business, and if we fail to secure sufficient equipment, we could lose customers and revenue.

We depend on third parties for transportation equipment, such as tractors, containers, chassis, trailers and cross docks necessary for the operation of our business. Our industry has experienced equipment shortages in the past, particularly during the peak shipping season in the fall. A substantial amount of intermodal freight originates at or near the major West Coast ports, which have historically had the most severe equipment shortages. As an asset-light freight transportation management company, if we cannot secure sufficient transportation equipment at a reasonable price from third parties to meet our customers’ needs, our customers may seek to have their transportation needs met by other providers with their own assets. This could have an adverse effect on our business, results of operations and financial position.

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

Our information technology systems are subject to risks and the inability to use our information technology systems could materially adversely affect our business.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. These systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Also, our current operations reside on multiple technology platforms.  The size and complexity of our computer systems make them potentially vulnerable to fire, power outages, equipment failure, Internet service and telecommunications failures, breakdown, malicious intrusion and random attack.  The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers and the ability of our customers and vendors to access our information technology systems. This could result in a loss of customers or a reduction in demand for our services.

Our growth could be adversely affected if we are not able to identify, successfully acquire and integrate future acquisition prospects.

We believe that future acquisitions and/or the failure to make such acquisitions or integrate such acquired business could significantly impact financial results.  We cannot guarantee that we will be able to identify suitable acquisitions or execute acquisitions on commercially acceptable terms.  Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Our business could be adversely affected by strikes or work stoppages by draymen, truckers, port workers and railroad workers.

There may be labor unrest, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, such as port workers. We could lose business due to any significant work stoppage or slowdown and, if labor unrest results in increased rates for transportation providers such as draymen, we may not be able to pass these cost increases on to our customers. Strikes among longshoreman and clerical workers at ports in the past few years have slowed down the ports for a time, creating a major impact on the transportation industry. Work stoppages occurring among owner-operators in a specific market have increased our operating costs periodically in the past. In the past several years, there have been strikes involving railroad workers. Future strikes by railroad workers in the United States, Canada or anywhere else that our customers’ freight travels by railroad would impact our operations. Any significant work stoppage, slowdown or other disruption involving port workers, railroad workers, truckers or draymen could adversely affect our business and results of operations.

Breaches in data security could adversely affect our business.

Failure to prevent or mitigate data loss or system intrusions from cyber-attacks or other security breaches could expose us or our vendors or customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business.  Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer or vendor data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and our reputation.  While we believe that we have taken appropriate security measures to protect our data and information technology systems and prevent data loss, there can be no assurance that our efforts may not prevent breakdowns or breaches in our systems that could have an adverse effect on our business.

The transportation industry is subject to government regulation, and regulatory changes could have a material adverse effect on our operating results or financial condition.

The Company and various subsidiaries, including Mode LLC, are licensed by the Department of Transportation as motor carrier freight brokers. The Department of Transportation prescribes qualifications for acting in this capacity, including surety bond requirements. Our Hub Group Trucking subsidiary is licensed by the Department of Transportation to act as a motor carrier. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. However, the transportation industry is subject to legislative or regulatory changes, including potential limits on carbon emissions under climate change legislation and Department of Transportation regulations regarding, among other things, driver breaks, “restart” rules, and the use of Electronic Logging Devices (“ELD’s”) that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. We may become subject to new or more restrictive regulations relating to fuel emissions or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could adversely affect our business and results of operations.

We are not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or us in particular. We are also unable to predict how the change in administration will affect government regulation of the transportation industry.  Although government regulation that affects us and our competitors may simply result in higher costs that can be passed along to customers, that may not be the case.

Our success depends upon our ability to recruit and retain key personnel including Mode LLC Sales Only Agents and IBOs.

Our success depends upon attracting and retaining the services of our management team, Mode LLC sales-only agents and IBOs as well as our ability to attract and retain a sufficient number of other qualified personnel to run our business. There is substantial competition for qualified personnel in the transportation services industry. As all key personnel devote their full time to our business, the loss of any member of our management team, key Mode LLC sales only agents or IBOs or other key persons could have an adverse effect on us. We do not have written employment agreements with any of our executive officers and do not maintain key man insurance on any of our executive officers. Nearly all Mode LLC sales-only agents and IBOs are under written contract with Mode LLC.

Antidumping and Other Duties Could be Imposed on Us and Our Suppliers

We import 53-foot intermodal containers manufactured in China.  A petition was filed requesting the United States Government to impose antidumping duties on these containers.  Under United States law, an antidumping duty may be imposed on any imports if two conditions are met.  First, the Department of Commerce must decide that the imports are being sold in the United States at less than fair value.  Second, the International Trade Commission (the “ITC”) must determine that the United States industry is materially injured, threatened with material injury or materially retarded by reason of the imports.  The ITC’s determination of material injury or retardation involves a two-prong inquiry:  first, whether the industry is materially injured or retarded, and second, whether the dumping, not other factors, caused the injury or retardation.  The ITC is required to analyze the volume of imports, the effect of imports on United States prices for like merchandise, and the effects the imports have on United States producers of like products, taking into account many factors, including lost sales, market share, profits, productivity, return on investment, and utilization of production capacity.  In May 2015, the ITC determined that antidumping duties should not be imposed on 53-foot intermodal containers manufactured in China.  If antidumping or other increased duties are imposed on these containers, this could adversely affect our results of operations.

Our operations may be subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

From time to time, we arrange for the movement of hazardous materials at the request of our customers. As a result, we may be subject to various environmental laws and regulations relating to the handling of hazardous materials. If we are involved in a spill or other accident involving hazardous materials, or if we are found to be in violation of applicable laws or regulations, we could be subject to substantial fines or penalties and to civil and criminal liability, any of which could have an adverse effect on our business and results of operations. The Company is also subject to certain Environmental Protection Agency (“EPA”) and California Air Resources Board (“CARB”) regulations on emissions.  We may become subject to new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations.  We are also unable to predict how the change in administration will affect EPA and CARB regulation and enforcement.

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

Any attempt by the new administration to withdraw from or materially modify NAFTA and certain other international trade arrangements could adversely affect our business, financial condition and results of operations.

We arrange for the movement of freight into and out of every major city in Mexico and Canada, and we import 53-foot intermodal containers manufactured in China. If the current administration takes action to withdraw from or materially modify the North American Free Trade Agreement (“NAFTA”) or certain other international trade arrangements, our business, financial condition and results of operations could be adversely affected.

Changes in immigration laws could increase the costs of doing business or otherwise disrupt our operations.

We have hired individuals, including Information Technology (“IT”) employees, from outside the United States.  We have employee drivers and owner-operator drivers who are U.S. immigrants.  We engage third party consultants, including for various IT projects, who may utilize personnel from outside the United States.  If immigration laws are changed or if new more restrictive government regulations are enacted or increased, our access to qualified and skilled personnel may be limited, the costs of doing business may increase and our operations may be disrupted.

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

None.

Item 1C.EXECUTIVE OFFICERS OF THE REGISTRANT

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of February 1, 2017 with respect to each person who is an executive officer of the Company.

Name	Age	Position

David P. Yeager	63	Chairman of the Board of Directors and Chief Executive Officer

Donald G. Maltby	62	President, Chief Operating Officer and Director

Terri A. Pizzuto	58	Executive Vice President, Chief Financial Officer and Treasurer

David L. Marsh	49	Executive Vice President, Chief Highway Solutions Officer

Vava R. Dimond	50	Executive Vice President, Chief Information Officer

James J. Damman	59	Executive Vice President, President of Mode Transportation

John C. Vesco	54	Executive Vice President, President of Hub Group Trucking

Brian D. Alexander	37	Executive Vice President, Unyson Logistics

Vincent C. Paperiello	46	Executive Vice President, Pricing and Yield Management

Phillip D. Yeager	29	Executive Vice President, Account Management and Intermodal Operations

Douglas G. Beck	50	Executive Vice President, Secretary and General Counsel

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

Donald G. Maltby was appointed a Director of the Company in May 2016 and President and Chief Operating Officer in September 2015.  Mr. Maltby served as Chief Supply Chain Officer of Hub Supply Chain Solutions from January 2011 to May 2014.  From February 2004 to December 2010, Mr. Maltby served as Executive Vice President-Logistics Services.  Mr. Maltby previously served as President of Hub Online, our e-commerce division, from February 2000 through January 2004.  Mr. Maltby also served as President of Hub Cleveland from July 1990 through January 2000 and from April 2002 to January 2004.  Prior to joining Hub Group, Mr. Maltby served as President of Lyons Transportation, a wholly owned subsidiary of Sherwin Williams Company, from 1988 to 1990.  In his career at Sherwin Williams, which began in 1981 and continued until he joined us in 1990, Mr. Maltby held a variety of management positions including Vice-President of Marketing and Sales for its Transportation Division. Mr. Maltby has been in the transportation and logistics industry since 1976, holding various executive and management positions.  Mr. Maltby received a Masters in Business Administration from Baldwin Wallace College in 1982 and a Bachelor of Science degree from the State University of New York in 1976.

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

David L. Marsh was named Executive Vice President in May 2016 and Chief Highway Solutions Officer in September 2015.  Prior to, Mr. Marsh served as Chief Supply Chain Officer since May 2014.  Previously, Mr. Marsh served as Chief Marketing Officer from

October 2007 to May 2014. Mr. Marsh was Executive Vice President-Highway from February 2004 through September 2007. Mr. Marsh previously served as President of Hub Ohio from January 2000 through January 2004. Mr. Marsh joined us in March 1991 and became General Manager with Hub Indianapolis in 1993, a position he held through December 1999. Prior to joining Hub Group, Mr. Marsh worked for Carolina Freight Corporation, a less than truckload carrier, starting in January 1990. Mr. Marsh received a Bachelor of Science degree in Marketing and Physical Distribution from Indiana University-Indianapolis in 1989. Mr. Marsh has been a member of the American Society of Transportation and Logistics, the Indianapolis Traffic Club, the Council for Logistics Management and served as an advisor to the Indiana University-Indianapolis internship program for transportation and logistics. Mr. Marsh was honored as the Indiana Transportation Person of the Year in 1999.

Vava R. Dimond was named an Executive Vice President of the Company in May 2016 and Chief Information Officer in April 2015 after serving as the Interim Chief Information Officer since September 2014. Ms. Dimond began her career with Hub Group in June 2013 as the Vice President of Business Engineering, responsible for overseeing Hub Group’s Business Intelligence, Business Engineering and Program Management projects and processes. Previously, Ms. Dimond spent 16 years with Schneider National and held several leadership positions within IT, most recently serving as Vice President of Technology Services. Ms. Dimond earned her Bachelor of Science degree in Economics from South Dakota State University in 1991.

James J. Damman was appointed Executive Vice President in May 2016 after he assumed the role of President of Mode LLC, following the acquisition of Exel Transportation Services from Deutsche Post DHL in April 2011. Prior to this transaction, Mr. Damman served as a President of Exel Transportation Services and President of Technology, Aerospace and Service Logistics Americas for DHL/Exel. Before Exel, he served as a President of Transentric LLC, a supply chain technology provider. Prior to this, Mr. Damman held senior executive roles in operations, marketing, sales and customer service with the Union Pacific Railroad. Mr. Damman has been in Transportation and Supply Chain Management since 1980, holding various executive and management positions. Mr. Damman received a Bachelor of Science degree in Business from Central Michigan University in 1980 and a Master of Business Administration from Southern Illinois University at Edwardsville in 1986.

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

Vincent C. Paperiello was named Executive Vice President, Pricing and Yield Management in February 2016 after serving as Vice President, Pricing and Yield Management from March 2014 to February 2016. Since joining Hub Group in 1993, Mr. Paperiello has held a variety of operational, logistics management and business intelligence positions with the Company. In his current role, he is responsible for intermodal and regional trucking pricing strategy and execution, along with rail relations. Mr. Paperiello received a Bachelor of Arts degree in History from Western Illinois University and a Master of Business Administration – Finance degree from DePaul University, graduating with honors both times.

Phillip D. Yeager was named Executive Vice President, Account Management and Intermodal Operations in January 2016 after serving as Vice President of Account Management and Business Development from February 2014 to January 2016. Mr. Yeager is responsible for managing Hub Group’s overall customer experience, including customer service, intermodal operations and rail relationships. Mr. Yeager joined Hub Group in 2011 as the Director of Strategy and Acquisitions to focus on strategic initiatives and acquisitions throughout the company and lead the integration of Mode Transportation. Prior to joining Hub Group, Mr. Yeager served as Assistant Vice President of Commercial Banking at BMO Harris Bank, and as an investment banking analyst for Lazard Freres & Co. Mr. Yeager earned his Bachelor of Arts degree from Trinity College in Hartford, Connecticut, and a Master of Business Administration from the University of Chicago Booth School of Business. Mr. Yeager is the son of David P. Yeager and the brother of Matthew Yeager.

Douglas G. Beck was named Executive Vice President, Secretary and General Counsel in May 2016, after serving as Vice President, Secretary and General Counsel since July 2015, and Interim General Counsel since January 2015. In his role, Mr. Beck is responsible for managing the Legal, Human Resources and Compliance departments. Mr. Beck began his career with Hub Group in June 2011 as Assistant General Counsel. Prior to joining Hub Group, Mr. Beck was a Senior Attorney with Alberto-Culver Company from 2007 to 2011. Mr. Beck previously held counsel positions at Navistar International Corporation, Allegiance Healthcare

Corporation and Seyfarth Shaw. Mr. Beck earned a Bachelor of Arts degree from the University of Illinois in 1987 graduating summa cum laude and received his Juris Doctor from Northwestern University School of Law in 1992.

Directors of the Registrant

In addition to David P. Yeager and Donald G. Maltby, the following five individuals are also on our Board of Directors: Gary D. Eppen – currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at The University of Chicago Booth School of Business; James C. Kenny – Director of Kenny Industries, LLC, an asset holding company, and Director of Kerry Group, PLC, a company traded on the London and Dublin stock exchange; Charles R. Reaves – Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company; Martin P. Slark – Chief Executive Officer of Molex Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems, and Jonathan P. Ward – Operating Partner at Kohlberg & Co., a leading U.S. private equity firm.

Item 2.	PROPERTIES

As of December 31, 2016, we directly, or indirectly through our subsidiaries, operated 34 offices throughout the United States, Canada and Mexico, including our headquarters in Oak Brook, Illinois and our Company-owned drayage operations located throughout the United States. Hub operates out of 33 of the 34 offices.  Mode also has a temperature protected services division operated out of our Oak Brook, IL headquarters and corporate offices in Memphis, TN and Dallas, TX. All of our office space except for our corporate headquarters is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

In December 2016, we paid approximately $14.9 million to acquire 11 acres of land in Oak Brook, Illinois, adjacent to our corporate campus, where we are building an addition to our corporate headquarters which we expect to be completed in 2018.  The estimated cost for the building and related furniture is between $35 million and $40 million.

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

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “HUBG.” There is no established trading market for shares of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”). Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2016 and 2015.

	2016		2015
	High	Low	High	Low

First Quarter	$40.96	$28.19	$41.46	$33.17

Second Quarter	$41.35	$36.69	$43.99	$36.28

Third Quarter	$43.51	$37.64	$44.00	$35.49

Fourth Quarter	$46.15	$34.35	$41.42	$30.70

On February 16, 2017, there were approximately 446 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 8,174 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 16, 2017, there were 10 holders of record of our Class B Common Stock.

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

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2011 with the cumulative total return of the Nasdaq Stock Market Index (NQUSBT) and the Nasdaq Trucking and Transportation Index (NQUSB27707). These comparisons assume the investment of $100 on December 31, 2011 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

5 YEAR STATISTICS
RETURN
210
190
170
150
130
110
90
12/31/11
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
100
116
107
104
155
151
123
183
175
117
176
141
102
198
183
135
HUBGROUP
NASDAQ
INDUSTRY

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(in thousands except per share data)

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Income Data:
Revenue	$3,572,790	$3,525,595	$3,571,126	$3,373,898	$3,124,108
Gross margin	454,785	412,695	370,435	371,023	356,066
Operating income	123,834	117,030	83,877	113,747	112,360
Income before provision for income taxes	121,421	111,582	81,867	112,555	111,257
Net income	74,805	70,949	51,558	69,110	67,953

Basic earnings per common share	$2.21	$1.98	$1.41	$1.88	$1.83

Diluted earnings per common share	$2.20	$1.97	$1.40	$1.87	$1.83

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$1,360,259	$1,301,146	$1,212,127	$1,047,943	$919,853
Long-term debt, including capital lease	126,105	114,194	88,397	24,952	21,099
Stockholders' equity	628,179	647,840	600,784	561,527	500,897

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Hub’s top 50 customers represent approximately 64% of the Hub segment revenue for the year ended December 31, 2016. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 182 agents, consisting of 102 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 80 sales only agents. Mode also has a temperature protected services division operated out of our Oak Brook, IL headquarters and corporate offices in Memphis, TN and Dallas, TX. Mode’s top 20 customers represent approximately 39% of the Mode segment revenue for the year ended December 31, 2016. We closely monitor revenue and margin for these customers. We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table summarizes our revenue by segment and business line (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2016				Ended December 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,785,865	$486,758	$(81,556)	$2,191,067	$1,792,046	$483,910	$(78,688)	$2,197,268
Truck brokerage	391,901	308,055	(1,456)	698,500	355,402	314,498	(1,908)	667,992
Logistics	556,775	153,922	(27,474)	683,223	531,870	130,253	(1,788)	660,335
Total revenue	$2,734,541	$948,735	$(110,486)	$3,572,790	$2,679,318	$928,661	$(82,384)	$3,525,595

Revenue

Hub Group’s revenue increased 1.3% to $3.6 billion in 2016 from $3.5 billion in 2015 due primarily to higher volume across our business lines.

The Hub segment revenue increased 2.1% to $2.7 billion. Hub segment intermodal revenue was flat at $1.8 billion. Intermodal volume increased 2% and price and mix combined were also up.  These increases were offset by a decline in fuel revenue. Hub segment truck brokerage revenue increased 10% to $392 million. Truck brokerage handled 14% more loads, but fuel, mix and price combined were down 4%.  Hub segment logistics revenue increased 5% to $557 million related primarily to growth with new customers.

Mode’s revenue increased 2.2% to $948.7 million in 2016 from $928.7 million in 2015.  Mode’s intermodal revenue increased 1% primarily due to a 2% increase in volume which was partially offset by a decline in fuel revenue. Mode’s truck brokerage revenue decreased 2% and Mode’s logistics revenue increased 18%.

The following is a summary of operating results for our business segments (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2016				Ended December 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,734,541	$948,735	$(110,486)	$3,572,790	$2,679,318	$928,661	$(82,384)	$3,525,595
Transportation costs	2,404,946	823,545	(110,486)	3,118,005	2,385,197	810,087	(82,384)	3,112,900
Gross margin	329,595	125,190	-	454,785	294,121	118,574	-	412,695

Costs and expenses:
Salaries and benefits	165,136	15,323	-	180,459	143,993	14,945	-	158,938
Agent fees and commissions	66	72,830	-	72,896	56	68,668	-	68,724
General and administrative	60,811	7,819	-	68,630	53,023	6,992	-	60,015
Depreciation and amortization	7,698	1,268	-	8,966	6,688	1,300	-	7,988
Total costs and expenses	233,711	97,240	-	330,951	203,760	91,905	-	295,665

Operating income	$95,884	$27,950	$-	$123,834	$90,361	$26,669	$-	$117,030

Transportation Costs

Hub Group’s transportation costs remained consistent at $3.1 billion in both 2016 and 2015.  Transportation costs in 2016 consisted of purchased transportation costs of $2.8 billion and equipment and driver related costs of $360.8 million compared to 2015 which consisted of purchased transportation costs of $2.7 billion and equipment and driver related costs of $386.4 million.  As a percentage of revenue, transportation costs decreased in 2016 to 87.3% from 88.3% in 2015.

The Hub segment transportation costs remained consistent at $2.4 billion in both 2016 and 2015.  Hub segment transportation costs in 2016 consisted of $2.0 billion in purchased transportation costs, which was consistent with 2015.  Equipment and driver related costs decreased 7% to $357.3 million in 2016 from $383.0 million in 2015 due primarily to a decrease in fuel costs and shutting down our Southern California drayage operation in the first quarter of 2016.

The Mode segment transportation costs increased 1.7% to $823.5 million in 2016 from $810.1 million in 2015. Mode segment transportation costs are primarily purchased transportation costs which increased due primarily to higher volume in intermodal and truck brokerage.

Gross Margin

Hub Group’s gross margin increased 10.2% to $454.8 million in 2016 from $412.7 million in 2015. Hub Group’s gross margin as a percentage of revenue increased to 12.7% in 2016 from 11.7% in 2015.

The Hub segment gross margin increased 12.1% to $329.6 million.  Hub’s $35.5 million gross margin increase resulted from an increase in gross margin in all three business lines.  Intermodal margin increased due to price increases, a 2% increase in loads, improved accessorial management, lower dray costs and improved mix and lane balance.  Rail cost increases partially offset some of this improvement.  Truck brokerage margin increased as a result of growth with targeted customer accounts. Logistics margin increased due to providing additional services to existing accounts and growth with new customers.  As a percentage of revenue, Hub segment gross margin increased to 12.1% in 2016 from 11.0% in 2015.  Intermodal gross margin as a percentage of sales increased 90 basis points because of price increases, lower drayage costs and improved accessorial management. Truck brokerage gross margin as a percentage of sales was up 150 basis points due to more value added services and better purchasing. Logistics gross margin as a percentage of sales was up 120 basis points due to improved customer mix, operational efficiencies and more cost effective purchasing.

Mode’s gross margin increased 5.6% to $125.2 million in 2016 from $118.6 million in 2015 due to growth in all three business lines.  Mode’s gross margin as a percentage of revenue increased to 13.2% in 2016 from 12.8% in 2015 due to a 140 basis point improvement in truck brokerage yield and a 30 basis point improvement in intermodal yield.

CONSOLIDATED OPERATING EXPENSES

The following table presents certain items in the Consolidated Statements of Income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2016	2015

Revenue	100.0%	100.0%

Transportation costs	87.3	88.3

Gross margin	12.7	11.7

Costs and expenses:
Salaries and benefits	5.1	4.5
Agent fees and commissions	2.0	2.0
General and administrative	1.9	1.7
Depreciation and amortization	0.2	0.2
Total costs and expenses	9.2	8.4

Operating income	3.5	3.3

Salaries and Benefits

Hub Group’s salaries and benefits increased  to $180.5 million in 2016 from $158.9 million in 2015. As a percentage of revenue, Hub Group’s salaries and benefits increased to 5.1% in 2016 from 4.5% in 2015.

The Hub segment salaries and benefits increase of $21.1 million was due primarily to increases of $10.2 million related to higher headcount and merit increases, $6.5 million of employee bonus expense, $1.8 million of commissions, $1.4 million of employee benefits, $0.7 million of payroll taxes and $0.5 million of compensation related to restricted stock awards.

Mode’s salaries and benefits expense increased to $15.3 million in 2016 from $14.9 million in 2015. The increase was due primarily to increases of $0.7 million related to higher headcount and merit increases and $0.1 million of compensation related to restricted stock awards partially offset by a decrease in employee bonus expense of $0.4 million.

Hub’s headcount as of December 31, 2016 and 2015 was 1,657 and 1,480, respectively, which excludes drivers, as driver costs are included in transportation costs. As of December 31, 2016 and 2015, Mode had 127 and 117 employees, respectively.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $72.9 million in 2016 from $68.7 million in 2015. As a percentage of revenue, these expenses remained consistent at 2.0% in both 2016 and 2015.  The increase in the expense was primarily related to Mode’s increase in gross margin.

The Mode segment agent fees and commissions expense increase of $4.2 million was primarily due to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $68.6 million in 2016 from $60.0 million in 2015. As a percentage of revenue, these expenses increased to 1.9% in 2016 from 1.7% in 2015.

The Hub segment increase of $7.8 million was due primarily to increases in IT consulting expenses of $3.8 million, IT maintenance expense of $1.4 million, legal expenses of $1.0 million, office expenses and travel and entertainment of $0.9 million each, recruiting expenses of $0.4 million, general consulting expenses of $0.3 million, rent expense and employee training of $0.2 million each and equipment leases of $0.1 million.  These increases were partially offset by more gains on the sale of fixed assets of $0.6 million, an intercompany charge to Mode of $0.6 million and a reduction in bad debt expense of $0.2 million.

Mode’s general and administrative expenses increased to $7.8 million in 2016 from $7.0 million in 2015.  The increase was primarily due to an intercompany charge from Hub of $0.6 million and repairs and maintenance expenses, fewer gains on the sale of fixed assets and consulting services of $0.1 million each.  These increases were partially offset by a decrease in bad debt expense of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $9.0 million in 2016 from $8.0 million in 2015. This expense as a percentage of revenue remained consistent at 0.2% in both 2016 and 2015.

The Hub segment’s depreciation expense increased to $7.7 million in 2016 from $6.7 million in 2015.  This increase was related primarily to more depreciation related to additional computer software.

Mode’s depreciation expense remained consistent at $1.3 million in 2016 and 2015.

Other Income (Expense)

Hub Group’s other expense decreased to $2.4 million in 2016 from $5.4 million in 2015 due primarily to gains on foreign currency translation of $0.8 million in 2016 compared to losses of $2.6 million in 2015, partially offset by increases of $0.7 million in interest expense in 2016 related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes increased to $46.6 million in 2016 from $40.6 million in 2015 due primarily to an increase in our pretax income and to a lesser extent an increase in our effective tax rate.  Our effective tax rate was 38.4% in 2016 and 36.4% in 2015.  The 2016 effective tax rate increased primarily due to the effects of income tax law changes enacted by the state of Connecticut in 2016 which raised our 2016 rate and income tax law changes enacted by the state of Missouri in 2015 which lowered our 2015 rate.

Net Income

Net income increased to $74.8 million in 2016 from $70.9 million in 2015 due primarily to increased margin, partially offset by higher operating expenses and higher income tax expense.

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

Mode’s revenue decreased 0.3% to $928.7 million in 2015 from $931.1 million in 2014. Mode’s intermodal revenue increased 4% primarily due to an 8% increase in volume which was partially offset by a decline in fuel revenue. Mode’s truck brokerage revenue decreased 6% primarily due to a decrease in revenue per load that was driven by lower fuel revenue.  Mode’s logistics revenue increased 1%.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2016, we funded operations, capital expenditures, capital leases, purchase of treasury stock, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand. We believe that our cash, cash flow from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the year ended December 31, 2016 was approximately $102.5 million, which resulted primarily from income of $74.8 million plus the adjustment for non-cash charges of $65.7 million less the change in operating assets and liabilities of $38.0 million. The $69.2 million decrease in cash flow provided by operating activities for 2016 compared to 2015 was primarily attributed to a negative cash change in operating assets and liabilities of $77.7 million offset by an increase in non-cash charges of $4.6 million and net income of $3.9 million.  The negative cash change in assets and liabilities in 2016 versus 2015 resulted from higher Days Sales Outstanding (“DSO”) in 2016 versus 2015 caused by extended terms by select customers, partially offset by slower payments to our vendors.

Cash provided by operating activities was approximately $171.7 million and $98.5 million for the years ended December 31, 2015 and 2014, respectively.  The cash provided by operating activities in 2015 resulted primarily from income of $70.9 million adjusted for non-cash charges of $61.1 million and the change in operating assets and liabilities of $39.7 million. The $73.2 million increase in cash flow provided by operating activities for 2015 compared to 2014 was primarily attributed to a positive cash change in operating assets and liabilities of $66.7 million and an increase in net income of $19.4 million, partially offset by a decrease in non-cash charges of $12.9 million.  The positive cash change in assets and liabilities in 2015 versus 2014 resulted from an improvement in DSO and the use of prepaid for taxes, partially offset by quicker payments to our vendors.

Net cash used in investing activities for the year ended December 31, 2016 was $105.3 million which includes proceeds from the sale of equipment of $2.1 million. Capital expenditures of $107.4 million included containers of $59 million, land of $15 million, technology projects of $13 million, purchases of other transportation equipment of $12 million, tractor purchases of $6 million and leasehold improvements of $2 million.

Capital expenditures increased by approximately $24.4 million in 2016 as compared to 2015. The 2016 increase was due to increases in container purchases of $39 million, land of $15 million, technology of $7 million and leasehold improvements of $2 million.  These increases were partially offset by approximately $39 million more of tractor purchases in 2015.

Net cash used in investing activities for the year ended December 31, 2015 was $80.7 million as compared to $118.6 million in 2014.  Capital expenditures decreased by approximately $36.1 million in 2015 as compared to 2014.  The 2015 decrease was due to decreases in container purchases of $18 million, tractor purchases of $14 million, payments for our new headquarters in Oak Brook of $8 million and technology and other purchases of $3 million.  These decreases were partially offset by approximately $7 million more of transportation equipment purchased in 2015.

In 2017, we estimate capital expenditures will range from $155 million to $165 million. We have ordered 4,000 containers and plan to retire 800 containers for a net add of 3,200 containers.  We expect to purchase between 100 and 150 tractors, expand our corporate headquarters and invest in technology projects.  We have not decided if we will finance our equipment purchases using leases or debt.

Net cash used in financing activities for the year ended December 31, 2016 was $77.4 million.  We used $100.0 million to purchase treasury stock, $34.8 million for repayment of long-term debt, $2.6 million for capital lease payments and $2.5 million of cash for stock tendered for payments of withholding taxes. These payments were partially offset by proceeds from the issuance of debt of $62.2 million and excess tax benefits from share-based compensation of $0.4 million as a financing cash in-flow.  The $84.5 million increase in cash used in financing activities for 2016 compared to 2015 was primarily due to the increase in treasury stock purchases of $71.2 million, an increase in debt payments of $11.6 million and a decrease in the proceeds from issuance of debt of $2.3 million.

Net cash provided by financing activities for the year ended December 31, 2015 was $7.1 million.  We used $28.8 million to purchase treasury stock, $23.2 million for repayment of long-term debt, $2.9 million of cash for stock tendered for payments of withholding taxes and $2.5 million for capital lease payments. These payments were offset by proceeds from the issuance of debt of $64.4 million and excess tax benefits from share-based compensation of $0.2 million as a financing cash in-flow.  The $53.7 million decrease in cash provided by financing activities for 2015 compared to 2014 was primarily due to the decrease of $26.7 million in debt issuance, additional debt payments of $16.0 million and additional treasury stock purchases of $10.8 million.

Cash paid for income taxes of $33.2 million was less than our income tax expense of $46.6 million primarily due to favorable timing differences between our tax returns and financial statements.  The largest favorable timing difference in 2016 related to depreciation for tractors and containers. In 2017, if we finance our equipment purchases with debt, we expect our cash paid for taxes to be less than our income tax expense because we expect to have a favorable timing difference between the 2017 tax return and financial statements related to depreciation for tractors, containers and chassis.  However, we are unable to predict the effect federal tax reform, if enacted and effective in 2017, would have on our 2017 effective tax rate.

See Note 10 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2017. As of December 31, 2016, our letters of credit were $11.8 million.

Our unused and available borrowings under our bank revolving line of credit were $38.2 million as of December 31, 2016 and $41.8 million as of December 31, 2015. We believe our line of credit is adequate to meet our cash needs.  We were in compliance with our debt covenants as of December 31, 2016.

CONTRACTUAL OBLIGATIONS

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease obligations, and contingent commitments as of December 31, 2016 is presented in the following table (in thousands).

Future Payments Due:

		Operating
		Leases and	Long
	Capital	Other	Term
	Lease	Commitments	Debt	Total
2017	$3,167	$8,998	$45,163	$57,328
2018	3,167	7,311	44,466	54,944
2019	3,167	5,502	38,187	46,856
2020	3,176	5,274	22,677	31,127
2021	1,840	5,402	10,199	17,441
2022 and thereafter	-	7,489	-	7,489
	$14,517	$39,976	$160,692	$215,185

In addition to the commitments above, in November 2016, we committed to acquire 4,000 53’ containers.  We expect the total purchase price of these containers to be approximately $40 million.  We expect to take delivery of the equipment between February and November of 2017.  We are evaluating whether we finance the containers with a lease or debt.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:

2017	$1,305
2018	1,649
2019	1,508
2020	1,769
2021	947
2022 and thereafter	13,886
$21,064

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

Allowance for Uncollectible Trade Accounts Receivable

We extend credit to customers after a review of each customer’s credit history.  An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions.  Annually we review, in hindsight, the percentage of receivables that are collected that aged over one year, those that are not one year old and the accounts that went into bankruptcy.  Due primarily to the difference in customer mix, the percentage of receivables collected in the Hub segment has been higher than the Mode segment although both have been over 98%.  We reserve for accounts less than one year old based on specifically identified uncollectible balances and our historic collection percentage.   In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions.  Once a receivable ages over one year, our collection percentage is much lower for both the Hub and Mode segments, thus a separate calculation is done for open receivables that have aged over one year.   We also review our collection percentage after a customer has gone into bankruptcy.  Although these collection percentages may change both negatively and positively, since only a small portion of our receivables are aged over one year or are involved in a bankruptcy case, a large change in the either of those collection percentages would not have a material impact on our financial statements.  Our level of reserves for customer accounts receivable fluctuate depending upon all the factors mentioned above.  Historically, our reserve for uncollectible accounts has approximated actual accounts written off and we do not expect the reserve for uncollectible accounts to change significantly relative to our accounts receivable balance.  The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable.  Recoveries of receivables previously charged off are recorded when received.

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

New Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Update No. 2014-09—Revenue from Contracts with Customers (Topic 606).  This Standard provides guidance on how to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for principal vs agent and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented.

Early application is permitted for annual reporting periods beginning after December 15, 2016.  We plan to adopt this standard January 1, 2018, as required.

While we are continuing to assess all potential impacts of the standard, we do not anticipate that this standard will have a material impact on our consolidated financial statements, other than additional disclosures.  We have analyzed our revenue streams and we are analyzing our contracts.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard is effective for all entities in the first annual period ending after December 15, 2016. We adopted this standard for the year ended December 31, 2016 and it did not have an impact on our financial condition, results of operations and cash flows.

In November 2015, the FASB issued Update No. 2015-17—Income Taxes (Topic 740).  This Standard provides guidance on the balance sheet classification of deferred taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet.  For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Early application is permitted.  We elected to early adopt this standard as of March 31, 2016 to simplify the presentation of our deferred income taxes and applied the guidance prospectively.  As a result, we have presented all deferred tax assets and liabilities as non-current on our consolidated balance sheet as of December 31, 2016, but have not reclassified deferred tax assets and liabilities as non-current on our consolidated balance sheet as of December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective beginning with the first quarter of 2017, with early adoption permitted. We will adopt ASU 2016-09 in the first quarter of 2017 and do not expect the adoption to have a material impact on our consolidated financial statements.

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

Revenue

We believe that the performance of the railroads and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate. Should there be further consolidation in the rail industry causing a service disruption, we believe our intermodal business would likely be negatively impacted. Should there be a significant service disruption, we expect that there may be some customers who would switch from using our intermodal service to other transportation services. We expect that these customers may choose to continue to utilize other services even when intermodal service levels are restored. Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, lower fuel prices, the entry of new competitors, the loss of Mode LLC IBOs and or sales agents, poor customer retention, inadequate drayage and intermodal service and inadequate equipment supply.

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the transportation business mix, changes in logistics services between transactional business and management fee business, insurance and claim costs, driver recruiting costs, driver compensation changes, impact of regulations on drayage costs, trailer and container capacity, vendor cost increases, fuel costs, equipment utilization, intermodal industry growth, intermodal industry service levels, accessorials, competitive pricing and accounting estimates.

Salaries and Benefits

We estimate that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between volume increases and changes in levels of staffing. Factors that could cause the percentage not to stay in the recent historical range include, but are not limited to, revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, changes in customer requirements, changes in our operating structure, severance, how well we perform against our EPS and other bonus goals, and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

Agent Fees and Commissions

Agent fees and commissions are directly related to the gross margin earned by the Mode agents. This expense will fluctuate as Mode’s gross margin fluctuates.

General and Administrative

We believe there are several factors that could cause general and administrative expenses to fluctuate as a percentage of revenue. As customer expectations and the competitive environment require the development of web-based business interfaces and the restructuring of our information systems and related platforms, we believe there could be significant expenses incurred, some of which would not be capitalized. Other factors that could cause selling, general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums, technology expense related to software and services, claim expense, bad debt expense and professional services expense.

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

Other Income (Expense)

We expect interest expense to increase in 2017 because we financed our 2016 tractor and container purchases with debt. Factors that could cause a change in interest income include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and purchase of treasury stock.  See Note 10 of the consolidated financial statements for additional information regarding new debt.

Provision for Income Taxes

Based on current tax legislation, we estimate that our effective tax rate will be between 38.0% and 39.0% in 2017.  However, we are unable to predict the effect federal tax reform, if enacted and effective in 2017, would have on our 2017 effective tax rate.

Leasing on Owner-Operators

Our drivers are comprised of 64% independent contractors and 36% employees.  We had difficulties signing on owner-operators in recent months and more success recruiting employee drivers.  If this trend continues, the Company may have to recruit more employee drivers in certain markets.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2016. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

The Company has both fixed and variable rate debt as described in Note 10 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2016.

As of December 31, 2016 and 2015, other than our outstanding letters of credit, the Company had no outstanding obligations under its bank line of credit arrangement.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited the accompanying consolidated balance sheets of Hub Group, Inc.  as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(b).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hub Group, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hub Group Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 24, 2017

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127,404	$207,749
Accounts receivable trade, net	473,608	379,987
Accounts receivable other	4,331	10,344
Prepaid taxes	294	362
Deferred taxes	-	8,412
Prepaid expenses and other current assets	16,653	17,756
TOTAL CURRENT ASSETS	622,290	624,610

Restricted investments	20,877	21,108
Property and equipment, net	438,594	374,847
Other intangibles, net	11,844	13,139
Goodwill, net	262,376	262,594
Other assets	4,278	4,848
TOTAL ASSETS	$1,360,259	$1,301,146

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$266,555	$230,432
Accounts payable other	21,070	21,495
Accrued payroll	36,223	33,020
Accrued other	46,013	38,733
Current portion of capital lease	2,697	2,608
Current portion of long-term debt	45,163	32,409
TOTAL CURRENT LIABILITIES	417,721	358,697

Long-term debt	115,529	100,895
Non-current liabilities	23,595	20,233
Long-term portion of capital lease	10,576	13,299
Deferred taxes	164,659	160,182

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2016 and 2015	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2016 and 2015; 33,192,982 shares outstanding in 2016 and 35,633,961 shares outstanding in 2015	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2016 and 2015	7	7
Additional paid-in capital	173,565	174,285
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	735,563	660,758
Accumulated other comprehensive loss	(273)	(178)
Treasury stock; at cost, 8,031,810 shares in 2016 and 5,590,831 shares in 2015	(265,637)	(171,986)
TOTAL STOCKHOLDERS' EQUITY	628,179	647,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,360,259	$1,301,146

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts).

	Years Ended December 31,
	2016	2015	2014

Revenue	$3,572,790	$3,525,595	$3,571,126
Transportation costs	3,118,005	3,112,900	3,200,691
Gross margin	454,785	412,695	370,435

Costs and expenses:
Salaries and benefits	180,459	158,938	136,480
Agent fees and commissions	72,896	68,724	62,041
General and administrative	68,630	60,015	58,014
Depreciation and amortization	8,966	7,988	7,799
Driver settlements and related costs	-	-	10,343
Impairment of software	-	-	11,881
Total costs and expenses	330,951	295,665	286,558

Operating income	123,834	117,030	83,877

Other income (expense):
Interest expense	(3,625)	(2,971)	(1,785)
Interest and dividend income	393	83	32
Other, net	819	(2,560)	(257)
Total other expense	(2,413)	(5,448)	(2,010)

Income before provision for income taxes	121,421	111,582	81,867

Provision for income taxes	46,616	40,633	30,309

Net income	$74,805	$70,949	$51,558

Other comprehensive (loss) income:
Foreign currency translation adjustments	(95)	(101)	8

Total comprehensive income	$74,710	$70,848	$51,566

Basic earnings per common share	$2.21	$1.98	$1.41

Diluted earnings per common share	$2.20	$1.97	$1.40

Basic weighted average number of shares outstanding	33,841	35,876	36,590
Diluted weighted average number of shares outstanding	33,949	35,968	36,732

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2013	41,887,088	$419	$167,357	$(15,458)	$538,251	$(85)	(4,598,408)	$(128,957)	$561,527
Purchase of treasury shares	-	-	-	-	-	-	(501,271)	(18,024)	(18,024)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(80,772)	(3,195)	(3,195)
Issuance of restricted stock awards, net of forfeitures	-	-	(5,032)	-	-	-	202,983	5,032	-
Share-based compensation expense	-	-	8,258	-	-	-	-	-	8,258
Tax benefit of share-based compensation plans	-	-	652	-	-	-	-	-	652
Net income	-	-	-	-	51,558	-	-	-	51,558
Foreign currency translation adjustment	-	-	-	-	-	8	-	-	8
Balance December 31, 2014	41,887,088	$419	$171,235	$(15,458)	$589,809	$(77)	(4,977,468)	$(145,144)	$600,784

Purchase of treasury shares	-	-	-	-	-	-	(735,524)	(28,823)	(28,823)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(77,732)	(2,916)	(2,916)
Issuance of restricted stock awards, net of forfeitures	-	-	(4,897)	-	-	-	199,893	4,897	-
Share-based compensation expense	-	-	7,833	-	-	-	-	-	7,833
Tax benefit of share-based compensation plans	-	-	114	-	-	-	-	-	114
Net income	-	-	-	-	70,949	-	-	-	70,949
Foreign currency translation adjustment	-	-	-	-	-	(101)	-	-	(101)
Balance December 31, 2015	41,887,088	$419	$174,285	$(15,458)	$660,758	$(178)	(5,590,831)	$(171,986)	$647,840

Purchase of treasury shares	-	-	-	-	-	-	(2,672,227)	(100,000)	(100,000)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(73,546)	(2,489)	(2,489)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,838)	-	-	-	304,794	8,838	-
Share-based compensation expense	-	-	8,479	-	-	-	-	-	8,479
Tax benefit of share-based compensation plans	-	-	(361)	-	-	-	-	-	(361)
Net income	-	-	-	-	74,805	-	-	-	74,805
Foreign currency translation adjustment	-	-	-	-	-	(95)	-	-	(95)
Balance December 31, 2016	41,887,088	$419	$173,565	$(15,458)	$735,563	$(273)	(8,031,810)	$(265,637)	$628,179

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net Income	$74,805	$70,949	$51,558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,712	37,042	29,380
Impairment of software	-	-	11,881
Deferred taxes	13,801	16,378	24,501
Compensation expense related to share-based compensation plans	8,479	7,833	8,258
Gain on sale of assets	(573)	(129)	(46)
Excess tax benefits from share based compensation	(733)	(81)	-
Changes in operating assets and liabilities:
Restricted investments	231	836	(1,190)
Accounts receivable, net	(87,629)	36,373	(28,621)
Prepaid taxes	66	14,575	(14,533)
Prepaid expenses and other current assets	1,099	(3,401)	(1,621)
Other assets	570	(805)	(2,047)
Accounts payable	35,709	(25,736)	20,370
Accrued expenses	9,238	20,505	367
Non-current liabilities	2,698	(2,642)	284
Net cash provided by operating activities	102,473	171,697	98,541

Cash flows from investing activities:
Proceeds from sale of equipment	2,061	2,309	612
Purchases of property and equipment	(107,409)	(83,042)	(119,171)
Net cash used in investing activities	(105,348)	(80,733)	(118,559)

Cash flows from financing activities:
Proceeds from issuance of debt	62,155	64,442	91,084
Repayments of long-term debt	(34,767)	(23,217)	(7,251)
Stock tendered for payments of withholding taxes	(2,489)	(2,916)	(3,195)
Purchase of treasury stock	(100,000)	(28,823)	(18,024)
Capital lease payments	(2,634)	(2,534)	(2,449)
Excess tax benefits from share-based compensation	372	195	652
Net cash (used in) provided by financing activities	(77,363)	7,147	60,817

Effect of exchange rate changes on cash and cash equivalents	(107)	(131)	6

Net (decrease) increase in cash and cash equivalents	(80,345)	97,980	40,805
Cash and cash equivalents beginning of the year	207,749	109,769	68,964
Cash and cash equivalents end of the year	$127,404	$207,749	$109,769

Supplemental disclosures of cash paid for:
Interest	$3,665	$2,977	$1,532
Income taxes	$33,233	$6,990	$20,189

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

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2016 and 2015, our cash and temporary investments were with high quality financial institutions in DDAs (Demand Deposit Accounts) and Savings Accounts.

Accounts Receivable and Allowance for Uncollectible Accounts: In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions. To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible. On an annual basis, we perform a hindsight analysis on Hub and Mode separately to determine each segment’s experience in collecting account balances over one year old and account balances in bankruptcy. We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain their financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Our reserve for uncollectible accounts was approximately $5.4 million and $5.2 million as of December 31, 2016 and 2015, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

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

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. In 2016 and 2015, we performed the qualitative assessment on both the Hub and Mode reporting units and determined it was not, more-likely-than-not, that goodwill might be impaired.

We evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs (Demand Deposit Accounts) and Savings Accounts. We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2016, 2015 or 2014. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

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

Provision for Income Taxes: Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections with two exceptions for which we have established valuation allowances.  We have established valuation allowances of $0.1 million related to state tax net operating losses and $0.4 million related to state incentive tax credit carryforwards.  In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

New Pronouncements: In May 2014, the FASB issued Update No. 2014-09—Revenue from Contracts with Customers (Topic 606).  This Standard provides guidance on how to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for principal vs agent and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented.

Early application is permitted for annual reporting periods beginning after December 15, 2016.  We plan to adopt this standard January 1, 2018, as required.

While we are continuing to assess all potential impacts of the standard, other than additional disclosures, we do not anticipate that this standard will have a material impact on our consolidated financial statements.  We have analyzed our revenue stream, began analysis of our current contracts and will continue to analyze these contracts.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard is effective for all entities in the first annual period ending after December 15, 2016. We adopted this standard for the year ended December 31, 2016 and it did not have an impact on our financial condition, results of operations and cash flows.

In November 2015, the FASB issued Update No. 2015-17—Income Taxes (Topic 740).  This Standard provides guidance on the balance sheet classification of deferred taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet.  For public organizations, the guidance in the update is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Early application is permitted.  We elected to early adopt this standard as of March 31, 2016 to simplify the presentation of our deferred income taxes and applied the guidance prospectively.  As a result, we have presented all deferred tax assets and liabilities as non-current on our consolidated balance sheet as of December 31, 2016, but have not reclassified deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard will become effective beginning with the first quarter of 2017, with early adoption permitted. We will adopt ASU 2016-09 in the first quarter of 2017 and do not expect the adoption to have a material impact on our consolidated financial statements.

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

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts, exposure under our insurance and claims policies and useful lives of equipment. Actual results could differ from those estimates.

NOTE 2. Capital Structure

We have authorized common stock comprised of Class A Common Stock and Class B Common Stock. The rights of holders of Class A Common Stock and Class B Common Stock are identical, except each share of Class B Common Stock entitles its holder to 84 votes, while each share of Class A Common Stock entitles its holder to one vote. We have authorized 2,000,000 shares of preferred stock.

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended, December 31,
	2016	2015	2014

Net income for basic and diluted earnings per share	$74,805	$70,949	$51,558

Weighted average shares outstanding - basic	33,841	35,876	36,590

Dilutive effect of stock options and restricted stock	108	92	142

Weighted average shares outstanding - diluted	33,949	35,968	36,732

Earnings per share - basic	$2.21	$1.98	$1.41

Earnings per share - diluted	$2.20	$1.97	$1.40

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

The following is a summary of operating results, which includes the results of operations of the Mode segment for the years ended December 31, 2016, 2015 and 2014, and certain other financial data for our business segments (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2016				Ended December 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,734,541	$948,735	$(110,486)	$3,572,790	$2,679,318	$928,661	$(82,384)	$3,525,595
Transportation costs	2,404,946	823,545	(110,486)	3,118,005	2,385,197	810,087	(82,384)	3,112,900
Gross margin	329,595	125,190	-	454,785	294,121	118,574	-	412,695

Costs and expenses:
Salaries and benefits	165,136	15,323	-	180,459	143,993	14,945	-	158,938
Agent fees and commissions	66	72,830	-	72,896	56	68,668	-	68,724
General and administrative	60,811	7,819	-	68,630	53,023	6,992	-	60,015
Depreciation and amortization	7,698	1,268	-	8,966	6,688	1,300	-	7,988
Total costs and expenses	233,711	97,240	-	330,951	203,760	91,905	-	295,665

Operating income	$95,884	$27,950	$-	$123,834	90,361	26,669	-	117,030

Capital expenditures	$106,316	$1,093	$-	$107,409	$79,860	$3,182	$-	$83,042

	Twelve Months
	Ended December 31, 2014
			Inter-	Hub
			Segment	Group
	Hub	Mode	Elims	Total
Revenue	$2,722,799	$931,131	$(82,804)	$3,571,126
Transportation costs	2,461,144	822,351	(82,804)	3,200,691
Gross margin	261,655	108,780	-	370,435

Costs and expenses:
Salaries and benefits	122,097	14,383	-	136,480
Agent fees and commissions	45	61,996	-	62,041
General and administrative	51,108	6,906	-	58,014
Depreciation and amortization	6,238	1,561	-	7,799
Driver settelments and related costs	10,343	-	-	10,343
Impairment of software	11,881	-	-	11,881
Total costs and expenses	201,712	84,846	-	286,558

Operating income	$59,943	$23,934	$-	$83,877

Capital expenditures	$118,640	$531	$-	$119,171

	As of December 31, 2016				As of December 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,178,110	$191,374	$(9,225)	$1,360,259	$1,127,042	$181,514	$(7,410)	$1,301,146
Goodwill	232,987	29,389	-	262,376	233,205	29,389	-	262,594

The following tables summarize our revenue by segment and business line (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2016				Ended December 31, 2015
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,785,865	$486,758	$(81,556)	$2,191,067	$1,792,046	$483,910	$(78,688)	$2,197,268
Truck brokerage	391,901	308,055	(1,456)	698,500	355,402	314,498	(1,908)	667,992
Logistics	556,775	153,922	(27,474)	683,223	531,870	130,253	(1,788)	660,335
Total revenue	$2,734,541	$948,735	$(110,486)	$3,572,790	$2,679,318	$928,661	$(82,384)	$3,525,595

	Twelve Months
	Ended December 31, 2014
			Inter-	Hub
			Segment	Group
	Hub	Mode	Elims	Total
Intermodal	$1,815,842	$466,859	$(79,406)	$2,203,295
Truck brokerage	338,590	335,587	(946)	673,231
Logistics	568,367	128,685	(2,452)	694,600
Total revenue	$2,722,799	$931,131	$(82,804)	$3,571,126

NOTE 6. Goodwill and Other Intangible Assets

In accordance with the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification, we completed the required annual impairment tests. We performed a qualitative assessment on both the Hub segment goodwill and the Mode segment goodwill and determined it was not, more-likely-than-not, that goodwill might be impaired.  There were no accumulated impairment losses of goodwill at the beginning of the period.

The following table presents the carrying amount of goodwill (in thousands):

			Hub Group
	Hub	Mode	Total
Balance at January 1, 2015	$233,424	$29,389	$262,813
Other	(219)	-	(219)
Balance at December 31, 2015	233,205	29,389	262,594
Other	(218)	-	(218)
Balance at December 31, 2016	$232,987	$29,389	$262,376

The changes noted as “other” in the table above for both 2016 and 2015 refer to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

The components of the “Other intangible assets” are as follows (in thousands):

			Net
	Gross	Accumulated	Carrying
As of December 31, 2016:	Amount	Amortization	Value	Life

Hub
Customer relationships	$5,181	$(3,792)	$1,389	7-15 years

Mode
Agency/customer relationships	$15,362	$(4,907)	$10,455	18 years

Hub Group Total	$20,543	$(8,699)	$11,844

			Net
	Gross	Accumulated	Carrying
As of December 31, 2015:	Amount	Amortization	Value	Life

Hub
Customer relationships	$5,181	$(3,350)	$1,831	7-15 years

Mode
Agency/customer relationships	$15,362	$(4,054)	$11,308	18 years

Hub Group Total	$20,543	$(7,404)	$13,139

The above intangible assets are amortized using the straight-line method. Amortization expense for each of the years ended December 31, 2016, 2015 and 2014 was $1.3 million. The remaining weighted average life of all definite lived intangible assets as of December 31, 2016 was 3.60 years and 12.25 years for Hub and Mode, respectively. Amortization expense for the next five years is as follows (in thousands):

			Hub Group
	Hub	Mode	Total
2017	$442	$853	$1,295
2018	395	853	1,248
2019	255	853	1,108
2020	255	853	1,108
2021	42	853	895

NOTE 7. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2016	2015	2014
U.S. federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.6	2.4	2.9
State incentives	(0.2)	(0.5)	(0.8)
State law changes	0.3	(0.9)	(0.9)
Nondeductible expenses	0.7	0.4	0.9
Other	-	-	(0.1)
Net effective rate	38.4%	36.4%	37.0%

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current
Federal	$30,324	$21,363	$5,939
State and local	3,296	2,900	445
Foreign	108	284	249
	33,728	24,547	6,633

Deferred
Federal	11,981	16,538	23,600
State and local	971	(346)	191
Foreign	(64)	(106)	(115)
	12,888	16,086	23,676

Total provision	$46,616	$40,633	$30,309

In November 2015, the FASB issued Update No. 2015-17—Income Taxes (Topic 740). This Standard provides guidance on the balance sheet classification of deferred taxes, amending the accounting for income taxes and requiring all deferred tax assets and liabilities to be classified as non-current on the consolidated balance sheet. We elected to early adopt this standard as of March 31, 2016 to simplify the presentation of our deferred income taxes and applied the guidance prospectively. As a result, we have presented all deferred tax assets and liabilities as non-current on our consolidated balance sheet as of December 31, 2016, but have not reclassified deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of December 31, 2015.  In the following summary of our deferred tax assets and liabilities (in thousands), however, we are presenting all the deferred tax asset and liability balances as of both December 31, 2016 and December 31, 2015 as noncurrent for better year over year comparability:

	December 31,
	2016	2015
Accrued compensation	20,651	18,448
Other reserves	8,580	4,319
Tax credit carryforwards	1,694	1,257
Operating loss carryforwards	1,399	1,914
Total gross deferred income taxes	32,324	25,938
Valuation allowances	(456)	(108)
Total deferred tax assets	31,868	25,830

Prepaids	(3,401)	(3,448)
Other receivables	(3,051)	(4,493)
Property and equipment	(105,905)	(87,148)
Goodwill	(84,170)	(82,511)
Total deferred tax liabilities	(196,527)	(177,600)

Total deferred taxes	$(164,659)	$(151,770)

We are subject to income taxation in the U.S., numerous state jurisdictions, Mexico and Canada.  Because income tax return formats vary among the states, we file both unitary and separate company state income tax returns.  Our state tax net operating losses of $1.4 million expire between December 31, 2017 and December 31, 2035. Our state incentive tax credit carryforwards of $1.7 million expire between December 31, 2018 and December 31, 2021.  Management believes it is more likely than not that these deferred tax assets will be realized with the exception of $0.1 million related to state tax net operating losses, and $0.3 million related to state tax incentive credit carryforwards.  Valuation allowances totaling $0.5 million have been established for each of these amounts.

As of December 31, 2016 and December 31, 2015, the amount of unrecognized tax benefits was $1.8 million and $1.1 million, respectively.  Of these amounts, our income tax provision would decrease $1.2 million and $0.7 million, respectively, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015
Gross unrecognized tax benefits - beginning of the year	$1,139	$1,065
Gross increases related to prior year tax positions	394	166
Gross increases related to current year tax positions	488	153
Lapse of applicable statute of limitations	(189)	(245)
Gross unrecognized tax benefits - end of year	$1,832	$1,139

We estimate it is reasonably possible that our reserve could either increase or decrease by up to $0.5 million during the next twelve months.

We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes.  In our 2016 provision for income taxes we recognized approximately fifteen thousand dollars of expense for combined income tax interest and income tax penalty.

In 2016, we were selected for examinations by the IRS for our 2014 tax year, by California for our 2012 and 2013 tax years, by New York for our 2012 through 2014 tax years, and by Ohio for our 2014 and 2015 tax years.  The IRS and California examinations are ongoing.  The New York audit was settled for approximately sixteen thousand dollars while the Ohio audit closed with no changes.  In addition to the audits that are ongoing, tax years 2012 through 2015 generally remain open to examination by the major jurisdictions to which we are subject.

NOTE 8. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and long-term debt materially approximated fair value as of December 31, 2016 and 2015 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2016 and 2015, our cash and temporary investments were with high quality financial institutions in (DDAs) Demand Deposit Accounts and Savings Accounts.

Restricted investments included $20.9 million and $21.1 million as of December 31, 2016 and 2015, respectively, of mutual funds which are reported at fair value.

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2). Cash and cash equivalents, accounts receivable and accounts payable are defined as “Level 1,” while long-term debt is defined as “Level 2” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 9. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Land	$24,708	$9,855
Building and improvements	36,269	35,267
Leasehold improvements	5,016	4,419
Computer equipment and software	91,302	77,887
Furniture and equipment	13,852	13,260
Transportation equipment	472,634	405,322
Construction in process	450	-
	644,231	546,010
Less: Accumulated depreciation and amortization	(205,637)	(171,163)
Property and Equipment, net	$438,594	$374,847

The increase in transportation equipment to $472.6 million in 2016 from $405.3 million in 2015 was due primarily to the purchase of containers.

The increase in computer software and hardware to $91.3 million in 2016 from $77.9 million in 2015 was related to our transportation management and human resource systems.

Included in the transportation equipment is a capital lease obligation entered into for $26.4 million in 2011. The balances as of December 31, 2016 and 2015, net of accumulated amortization, were $12.3 million and $14.7 million, respectively.

Depreciation and amortization expense related to property and equipment was $43.4 million, $35.9 million and $28.3 million for 2016, 2015 and 2014, respectively, which includes amortization expense associated with a capital lease of $2.3 million for 2016 and $2.6 million for both 2015 and 2014. This amortization expense is included in transportation costs. Transportation equipment depreciation is included in transportation costs.

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

We have standby letters of credit that expire in 2017. As of December 31, 2016, our letters of credit were $11.8 million.

Our unused and available borrowings under our bank revolving line of credit were $38.2 million as of December 31, 2016 and $41.8 million as of December 31, 2015. We were in compliance with our debt covenants as of December 31, 2016.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding debt is as follows (in thousands):

	Period Ended
	December 31,	December 31,
	2016	2015
Secured Equipment Notes due on various dates in 2021 with monthly principal and interest payments between $0.01 million and $0.3 million commencing on various dates in 2016 and 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	$59,836	$-

Secured Equipment Notes due on various dates in 2020 with monthly principal and interest payments between $0.04 million and $0.4 million commencing on various dates in 2015 and 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.26%	48,633	61,206

Secured Equipment Notes due on various dates in 2019 with monthly principal and interest payments between $0.08 million and $0.4 million commencing on various dates in 2014; interest is paid monthly at a fixed annual rate between 1.87% and 2.24%	49,464	67,486

Secured Equipment Notes due in June 2018 with quarterly principal and interest payments of $0.5 million commencing in August 2013; interest is paid quarterly at a fixed annual rate between 1.9% and 2.0%	2,759	4,612
	160,692	133,304

Less current portion	(45,163)	(32,409)
Total long-term debt	$115,529	$100,895

Aggregate principal payments, in thousands, due subsequent to December 31, 2016, are as follows:

2017	$45,163
2018	44,466
2019	38,187
2020	22,677
2021	10,199
$160,692

In 2011, we entered into a lease agreement for 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease. Interest on this capital lease obligation is based on interest rates that approximate currently available interest rates; therefore, indebtedness under this capital lease obligation approximates fair value.

We paid interest of $0.6 million, $0.7 million and $0.8 million in 2016, 2015 and 2014, respectively, related to this capital lease.

NOTE 11. Leases, User Charges and Commitments

Minimum annual capital and operating lease payments, as of December 31, 2016, under non-cancelable leases, principally for containers, chassis, other equipment and real estate, as well as other commitments are payable as follows (in thousands):

Future Payments Due:

		Operating
		Leases and
	Capital	Other
	Lease	Commitments	Total
2017	$3,167	$8,998	$12,165
2018	3,167	7,311	10,478
2019	3,167	5,502	8,669
2020	3,176	5,274	8,450
2021	1,840	5,402	7,242
2022 and thereafter	-	7,489	7,489
	$14,517	$39,976	$54,493
Less: Imputed interest	(1,244)
Net capital lease liability	$13,273

Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $8.3 million in 2016, $8.0 million in 2015 and $8.1 million in 2014. Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. We straight-line rental expense in accordance with the FASB guidance in the Leases Topic of the Codification.

We incur rental expense for our leased containers, tractors and trailers that are included in transportation costs and totaled $3.6 million, $11.9 million, and $13.1 million for 2016, 2015 and 2014, respectively.

We incur user charges for use of a fleet of rail owned chassis, chassis under capital lease and dedicated rail owned containers on the Union Pacific and Norfolk Southern railroads which are included in transportation costs. Such charges were $73.7 million, $74.3 million and $67.8 million for 2016, 2015 and 2014, respectively. We have the ability to return the majority of the containers and pay for the rail owned chassis only when we are using them under these agreements. As a result, no minimum commitments related to these rail owned chassis and containers have been included in the table above.

In addition to the commitments above, in November 2016, we committed to acquire 4,000 53’ containers.  We expect the total purchase price of these containers to be approximately $40 million.  We expect to take delivery of the equipment between February and November of 2017.  We are evaluating whether we finance the containers with a lease or debt.

NOTE 12. Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors. The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $1.4 million and $10.3 million as of December 31, 2016 and 2015, respectively. The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of December 31, 2016 and 2015. However, upon default, we have the option to purchase the tractors. We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees. Alternatively, we can contract with another owner operator who would assume the lease or continue to operate the leased tractor in our company fleet. There were no material defaults during the years ended December 31, 2016 and 2015 and no potential material defaults.

We had a liability of approximately nine thousand dollars at December 31, 2016 and $0.1 million as of December 31, 2015, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 13. Stock-Based Compensation Plans

In 1996, we adopted a Long-Term Incentive Plan (the “1996 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1996 Incentive Plan was 1,800,000. In 1997, we adopted a second Long-Term Incentive Plan (the “1997 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1997 Incentive Plan was 600,000. In 1999 we adopted a third Long-Term Incentive Plan (the “1999 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 1999 Incentive Plan was 2,400,000. In 2002, we adopted a fourth Long-Term

Incentive Plan (the “2002 Incentive Plan”). The number of shares of Class A Common Stock reserved for issuance under the 2002 Incentive Plan was 2,400,000. In 2003, we amended our 2002 Incentive Plan to add an additional 2,000,000 shares of Class A Common Stock that are reserved for issuance. In 2007, we amended our 2002 Incentive Plan to add an additional 1,000,000 shares of Class A Common Stock that are reserved for issuance. Under the 2002 Incentive Plan, stock options, stock appreciation rights, restricted stock, restricted stock units and performance units may be granted for the purpose of attracting and motivating our key employees and non-employee directors. We have not granted any stock options since 2003 and have no stock options outstanding. Restricted stock vests over a three to five year period. As of December 31, 2016, 995,093 shares were available for future grant.

Share-based compensation expense for 2016, 2015 and 2014 was $8.5 million, $7.8 million and $8.3 million or $5.2 million, $5.0 million and $5.2 million, net of taxes, respectively.

Intrinsic value for stock options is defined as the difference between the current market value and the grant price. There were no options exercised during the year ended December 31, 2016, 2015 and 2014.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2016:

		Weighted
		Average
		Grant Date
Non-vested restricted stock	Shares	Fair Value

Non-vested January 1, 2016	696,097	$37.02
Granted	420,368	$33.46
Vested	(219,951)	$36.34
Forfeited	(115,574)	$35.75
Non-vested at December 31, 2016	780,940	$35.48

The following table summarizes the restricted stock granted during the respective years:

Restricted stock grants	2016	2015	2014

Employees	394,243	316,531	273,910
Outside directors	26,125	22,000	20,000
Total	420,368	338,531	293,910

Weighted average grant date fair value	$33.46	$37.60	$39.66

Vesting period	3-5 years	3-5 years	3-5 years

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2016, 2015 and 2014 was $7.5 million, $8.7 million and $9.4 million, respectively.

As of December 31, 2016, there was $20.8 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.98 years.

During January 2017, we granted 324,797 shares of restricted stock to certain employees and 27,500 shares of restricted stock to outside directors with a weighted average grant date fair value of $43.75. The stock vests over a three to five year period.

NOTE 14. Employee Benefit Plans

We have one profit-sharing plan as of December 31, 2016, 2015 and 2014, under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense of $2.4 million related to this plan in 2016 and $1.9 million of expense in both 2015 and 2014.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2016 and 2015. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan.

We incurred expense of $0.3 million per year related to the employer match for these plans in 2016, 2015 and 2014. The liabilities related to these plans as of December 31, 2016 and 2015 were $21.1 million and $21.3 million, respectively.

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

On April 3, 2015, the Robles case was transferred to the U.S. District Court for the Western District of Tennessee (Western Division) in Memphis.  In May 2015, the plaintiffs in the Robles case filed a Second Amended Complaint (“SAC”) which names 334 current and former Hub Group Trucking drivers as “interested putative class members.”  In addition to reasserting their existing claims, the SAC includes claims post-conversion, added two new plaintiffs and seeks a judicial declaration that the settlement agreements are unenforceable.  In June 2015, Hub Group Trucking filed a motion to dismiss the SAC and on July 19, 2016, Hub Group Trucking’s motion to dismiss was granted in part, and denied in part, by the District Court.  The motion to dismiss was granted for the claims of all purported class members who have signed settlement agreements and on plaintiffs’ claims based on quantum merit and it was denied with respect to federal preemption and choice of law.  On August 11, 2016, Plaintiffs filed a motion to clarify whether the Court’s dismissal of the claims of all purported class members who signed settlement agreements was with or without prejudice and, if the dismissal was with prejudice, Plaintiffs moved the Court to revise and reconsider the order.  Plaintiffs’ motion to clarify is fully briefed and the parties are awaiting a decision by the Court.

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

On July 11, 2016, Defendants filed several motions in state court, asking the court to dismiss and/or stay the Plaintiffs’ suit for various reasons.  On July 11, 2016, Defendants filed several motions in state court, asking the court to dismiss and/or stay the Plaintiffs’ suit for various reasons.  During a hearing on October 5, 2016, the judge issued an oral tentative ruling stating that the choice of forum provision was unenforceable.  On Defendants’ motion to dismiss the individual defendants, the court allowed for supplemental briefing for additional arguments regarding individual liability under PAGA.  The court did not reach a decision regarding the motion to stay pending the outcome in Robles.  Plaintiffs filed their supplemental brief on November 9, 2016 to which Defendants responded on December 6, 2016.  The court had scheduled a hearing for January 19, 2017, which was continued until February 21, 2017.

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

On October 26, 2016, Lubinski filed a motion to dismiss for lack of federal subject-matter jurisdiction and a motion for leave to file an amended complaint, attempting to “clarify” the putative class definition and arguing that the Class Action Fairness Act’s exceptions to jurisdiction apply.  Hub Group Trucking filed its response to the motion to dismiss for lack of subject-matter jurisdiction on November 29, 2016, and Lubinski filed his reply on December 13, 2016.  On January 3, 2017, the Court held a hearing on Lubinski’s motion to dismiss.  On January 9, 2017, the Court ordered supplemental briefing on the citizenship of the putative class as of the date the complaint was filed in September 2014.

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

NOTE 16. Stock Buy Back Plans

On February 2, 2016, our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. This authorization expired on December 31, 2016. We purchased 2,672,227 shares under this authorization during the year ended December 31, 2016, completing the authorization.

We purchased 73,546 shares for $2.5 million and 77,732 shares for $2.9 million during the years ended December 31, 2016 and 2015, respectively, related to employee withholding upon vesting of restricted stock.

The following table displays the number of shares purchased during 2016 and the maximum value of shares that may yet be purchased under the plan:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
January 1 to January 31	-	$-	-	$100,000
February 1 to February 28	943,983	$33.97	943,983	$67,932
March 1 to March 31	269,099	$38.27	269,099	$57,632
April 1 to April 30	454,729	$38.78	454,729	$40,000
May 1 to May 31	307,798	$38.34	307,798	$28,199
June 1 to June 30	330,265	$39.96	330,265	$15,000
July 1 to July 31	66,422	$41.03	66,422	$12,275
August 1 to August 31	299,931	$40.92	299,931	$-
September 1 to September 30	-	$-	-	$-
October 1 to October 31	-	$-	-	$-
November 1 to November 30	-	$-	-	$-
December 1 to December 31	-	$-	-	$-
Total	2,672,227	$37.42	2,672,227	$-

This table excludes 73,546 shares we purchased for $2.5 million during the year ended December 31, 2016 related to employee withholding upon vesting of restricted stock.

NOTE 17. Selected Quarterly Financial Data (Unaudited)

The following table sets forth the selected quarterly financial data for each of the quarters in 2016 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Year Ended December 31, 2016:
Revenue	$805,859	$855,557	$932,814	$978,560
Gross margin	108,387	114,490	111,454	120,454
Operating income	28,843	34,297	29,855	30,839
Net income	17,965	20,671	17,924	18,244
Basic earnings per share	$0.51	$0.61	$0.54	$0.55
Diluted earnings per share	$0.51	$0.61	$0.54	$0.55

The following table sets forth the selected quarterly financial data for each of the quarters in 2015 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Year Ended December 31, 2015:
Revenue	$835,941	$899,513	$899,869	$890,272
Gross margin	89,128	101,729	105,064	116,774
Operating income	18,795	29,476	33,418	35,341
Net income	10,276	18,467	19,832	22,374
Basic earnings per share	$0.28	$0.51	$0.55	$0.63
Diluted earnings per share	$0.28	$0.51	$0.55	$0.63

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2016, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria), management believes our internal control over financial reporting was effective as of December 31, 2016.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Hub Group, Inc.:

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hub Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hub Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Hub Group, Inc. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 24, 2017

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I of this report. Information about our directors, and additional information about our executive officers, may be found under the caption "Election of Directors" in our proxy statement for the 2017 annual meeting of stockholders to be held May 10, 2017 (the "Proxy Statement").  Information about our Audit Committee may be found under the captions "Meetings and Committees of the Board "and "Audit Committee Report” in the Proxy Statement. Information about the procedures by which security holders may recommend nominees to the Board may be found under the caption "Nomination of Directors" in the Proxy Statement. That information is incorporated herein by reference.

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

Equity Compensation Plan Information

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	995,093
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	995,093

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The section entitled “Principal Accountant Fees and Services” appearing in our Proxy Statement sets forth certain information with respect to certain fees we have paid to our principal accountant for services and are incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2016 and December 31, 2015

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2016, December 31, 2015 and December 31, 2014

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2016, December 31, 2015 and December 31, 2014

Consolidated Statements of Cash Flows - Years ended December 31, 2016, December 31, 2015 and December 31, 2014

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

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2017	HUB GROUP, INC.

	By	/s/ DAVID P. YEAGER
David P. Yeager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager David P. Yeager	Chairman and Chief Executive Officer	February 24, 2017

/s/ Donald G. Maltby Donald G. Maltby	President and Chief Operating Officer	February 24, 2017

/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2017

/s/ Charles R. Reaves Charles R. Reaves	Director	February 24, 2017

/s/ Martin P. Slark Martin P. Slark	Director	February 24, 2017

/s/ Gary D. Eppen Gary D. Eppen	Director	February 24, 2017

/s/ Jonathan P. Ward Jonathan P. Ward	Director	February 24, 2017

/s/ James Kenny James Kenny	Director	February 24, 2017

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for uncollectible trade accounts

	Balance at	Charged to	Charged to		Balance at
Year Ended	Beginning of	Costs &	Other		End of
December 31:	Year	Expenses	Accounts (1)	Deductions (2)	Year

2016	$5,215,000	$90,000	$146,000	$(40,000)	$5,411,000

2015	$6,990,000	$270,000	$(2,037,000)	$(8,000)	$5,215,000

2014	$7,446,000	$129,000	$(565,000)	$(20,000)	$6,990,000

Deferred tax valuation allowance

	Balance at	Charged to	Balance at
Year Ended	Beginning of	Costs &	End of
December 31:	Year	Expenses	Year

2016	$108,000	$348,000	$456,000

2015	$108,000	$-	$108,000

2014	$108,000	$-	$108,000
(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries.
(2)	Represents bad debt recoveries.

S-1

INDEX TO EXHIBITS

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed July 23, 2007, File No. 000-27754)
3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K dated February 18, 2016 and filed February 23, 2016, File No. 000-27754)
10.1	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 10.1 to the Registrants report on Form 10-Q dated and filed July 30, 2014, File No 000-27754)
10.2	Class B Common Stock Issuance Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q dated and filed July 30, 2014, File No. 000-27754)
10.3*

Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.4*

Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.7*

Hub Group’s 2002 Long Term Incentive Plan (as amended and restated effective May 7, 2007) (incorporated by reference from Appendix B to the Registrant’s definitive proxy statement on Schedule 14A dated and filed March 26, 2007)

10.8

Amended and Restated Credit Agreement, dated December 12, 2013, among the Registrant and Hub City Terminals, Inc., as borrowers, Comtrak Logistics, Inc. and Mode Transportation, LLC, as guarantors, and Bank of Montreal and BMO Harris Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated December 12, 2013 and filed December 13, 2013, File No. 000-27754)

10.9

Lease Agreement dated as of May 10, 2005, between Banc of America Leasing & Capital, LLC and Hub City Terminals, Inc., with form of Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.10

Guaranty of Corporation, dated as of May 10, 2005, made by Registrant to, and for the benefit of, Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.11*

Form of Terms of Restricted Stock Award under Hub Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

14

Hub Group’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Registrant’s report on Form 8-K dated February 17, 2017 and filed on February 23, 2017, File No. 000-27754)

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
101

The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 24, 2017, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015, and 2014, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, (iv) Consolidated Statements of Stockholders’ Equity for the years ended 2016, 2015, and 2014, and (v) the Notes to the Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.