Form 10-Q
period 2017-03-31
Hub Group, Inc.
filed 2017-04-28
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company		☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On April 25, 2017, the registrant had 33,476,276 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$154,000	$127,404
Accounts receivable trade, net	418,357	473,608
Accounts receivable other	4,984	4,331
Prepaid taxes	469	294
Prepaid expenses and other current assets	13,863	16,653
TOTAL CURRENT ASSETS	591,673	622,290

Restricted investments	22,313	20,877
Property and equipment, net	443,207	438,594
Other intangibles, net	11,520	11,844
Goodwill, net	262,321	262,376
Other assets	3,905	4,278
TOTAL ASSETS	$1,334,939	$1,360,259

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$249,224	$266,555
Accounts payable other	25,228	21,070
Accrued payroll	12,886	36,223
Accrued other	54,626	46,013
Current portion of capital lease	2,708	2,697
Current portion of long term debt	44,750	45,163
TOTAL CURRENT LIABILITIES	389,422	417,721

Long term debt	104,160	115,529
Non-current liabilities	24,329	23,595
Long term portion of capital lease	9,838	10,576
Deferred taxes	169,161	164,659

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2017 and 2016	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2017 and 2016; 33,474,911 shares outstanding in 2017 and 33,192,982 shares outstanding in 2016	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2017 and 2016	7	7
Additional paid-in capital	164,560	173,565
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	745,897	735,563
Accumulated other comprehensive loss	(209)	(273)
Treasury stock; at cost, 7,749,881 shares in 2017 and 8,031,810 shares in 2016	(257,180)	(265,637)
TOTAL STOCKHOLDERS' EQUITY	638,029	628,179
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,334,939	$1,360,259

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2017	2016

Revenue	$893,448	$805,859
Transportation costs	791,863	697,472
Gross margin	101,585	108,387

Costs and expenses:
Salaries and benefits	43,179	43,863
Agent fees and commissions	17,993	16,901
General and administrative	20,824	16,644
Depreciation and amortization	2,412	2,136
Total costs and expenses	84,408	79,544

Operating income	17,177	28,843

Other income (expense):
Interest expense	(1,098)	(911)
Interest and dividend income	130	61
Other, net	194	936
Total other (expense) income	(774)	86

Income before provision for income taxes	16,403	28,929

Provision for income taxes	6,069	10,964

Net income	$10,334	$17,965

Other comprehensive income:
Foreign currency translation adjustments	64	1

Total comprehensive income	$10,398	$17,966

Basic earnings per common share	$0.31	$0.51

Diluted earnings per common share	$0.31	$0.51

Basic weighted average number of shares outstanding	33,205	35,137
Diluted weighted average number of shares outstanding	33,373	35,122

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$10,334	$17,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,522	10,639
Deferred taxes	5,279	2,383
Compensation expense related to share-based compensation plans	2,609	2,181
Gain on sale of assets	(48)	(83)
Excess tax benefits from share based compensation	-	(30)
Changes in operating assets and liabilities:
Restricted investments	(1,436)	1,685
Accounts receivable, net	54,600	21,332
Prepaid taxes	(171)	26
Prepaid expenses and other current assets	2,795	1,409
Other assets	373	400
Accounts payable	(13,175)	5,421
Accrued expenses	(25,990)	(13,517)
Non-current liabilities	12	481
Net cash provided by operating activities	47,704	50,292

Cash flows from investing activities:
Proceeds from sale of equipment	1,127	592
Purchases of property and equipment	(6,625)	(4,893)
Net cash used in investing activities	(5,498)	(4,301)

Cash flows from financing activities:
Repayments of long term debt	(11,782)	(8,132)
Stock tendered for payments of withholding taxes	(3,157)	(2,208)
Purchase of treasury stock	-	(42,368)
Capital lease payments	(727)	(643)
Excess tax benefits from share-based compensation	-	(134)
Net cash used in financing activities	(15,666)	(53,485)

Effect of exchange rate changes on cash and cash equivalents	56	1

Net increase (decrease) in cash and cash equivalents	26,596	(7,493)
Cash and cash equivalents beginning of the period	127,404	207,749
Cash and cash equivalents end of the period	$154,000	$200,256

Supplemental disclosures of cash paid for:
Interest	$1,153	$1,245
Income taxes	$263	$5,586

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.	Business Segments

We report two distinct business segments.  The first segment is Mode, which includes the Mode Transportation, LLC (“Mode LLC”) business we acquired on April 1, 2011.  The second segment is Hub, which is all business other than Mode.

Hub offers comprehensive multimodal solutions including intermodal, truck brokerage and logistics services.  Our employees operate the freight through a network of operating centers located in the United States, Canada and Mexico.  Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads.  Hub has full time employees located throughout the United States, Canada and Mexico.

Mode LLC has Independent Business Owners (“IBOs”) who sell and operate the business throughout North America, as well as sales only agents.  Mode LLC also has a corporate office in Dallas, TX, a temperature protected services division, Temstar, located in Oak Brook, IL and a corporate office in Memphis, TN.

Mode LLC markets and operates its freight transportation services, consisting of intermodal, truck brokerage and logistics, primarily through agents who enter into contractual arrangements with Mode LLC.

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2017				Ended March 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$677,132	$241,874	$(25,558)	$893,448	$615,227	$208,832	$(18,200)	$805,859
Transportation costs	605,326	212,095	(25,558)	791,863	536,073	179,599	(18,200)	697,472
Gross margin	71,806	29,779	-	101,585	79,154	29,233	-	108,387

Costs and expenses:
Salaries and benefits	39,596	3,583	-	43,179	40,096	3,767	-	43,863
Agent fees and commissions	17	17,976	-	17,993	13	16,888	-	16,901
General and administrative	18,479	2,345	-	20,824	14,722	1,922	-	16,644
Depreciation and amortization	2,109	303	-	2,412	1,815	321	-	2,136
Total costs and expenses	60,201	24,207	-	84,408	56,646	22,898	-	79,544

Operating income	$11,605	$5,572	$-	$17,177	$22,508	$6,335	$-	$28,843

Capital Expenditures	$6,625	$-	$-	$6,625	$4,631	$262	$-	$4,893

	As of March 31, 2017				As of December 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,169,159	$172,416	$(6,636)	$1,334,939	$1,178,110	$191,374	$(9,225)	$1,360,259
Goodwill	232,932	29,389	-	262,321	232,987	29,389	-	262,376

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended March 31, 2017				Ended March 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$424,596	$122,203	$(15,237)	$531,562	$413,806	$112,366	$(17,949)	$508,223
Truck brokerage	106,664	78,178	(385)	184,457	81,410	67,349	(27)	148,732
Logistics	145,872	41,493	(9,936)	177,429	120,011	29,117	(224)	148,904
Total revenue	$677,132	$241,874	$(25,558)	$893,448	$615,227	$208,832	$(18,200)	$805,859

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2017	2016

Net income for basic and diluted earnings per share	$10,334	$17,965

Weighted average shares outstanding - basic	33,205	35,137

Dilutive effect of stock options and restricted stock	168	(15)

Weighted average shares outstanding - diluted	33,373	35,122

Earnings per common share - basic	$0.31	$0.51

Earnings per common share - diluted	$0.31	$0.51

NOTE 4.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and long term debt approximated fair value as of March 31, 2017 and December 31, 2016 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of March 31, 2017 and December 31, 2016, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts (DDAs) and Savings Accounts.

Restricted investments, as of March 31, 2017 of $22.3 million and December 31, 2016 of $20.9 million, included mutual funds which are reported at fair value.

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

We have standby letters of credit that expire at various dates in 2017.  As of March 31, 2017, our letters of credit were $12.7 million.

Our unused and available borrowings under our bank revolving line of credit were $37.3 million as of March 31, 2017 and $38.2 million as of December 31, 2016.  We were in compliance with our debt covenants as of March 31, 2017.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	Period Ended
	March 31,	December 31,
	2017	2016
Secured Equipment Notes due on various dates in 2021 with monthly principal and interest payments between $0.01 million and $0.3 million commencing on various dates in 2016; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	$56,599	$59,836

Secured Equipment Notes due on various dates in 2020 with monthly principal and interest payments between $0.04 million and $0.4 million commencing on various dates in 2015 and 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.26%	45,492	48,633

Secured Equipment Notes due on various dates in 2019 with monthly principal and interest payments between $0.08 million and $0.4 million commencing on various dates in 2014; interest is paid monthly at a fixed annual rate between 1.87% and 2.24%	44,928	49,464

Secured Equipment Notes due in June 2018 with quarterly principal and interest payments of $0.5 million commencing in August 2013; interest is paid quarterly at a fixed annual rate between 1.9% and 2.0%	1,891	2,759
	148,910	160,692

Less current portion	(44,750)	(45,163)
Total long-term debt	$104,160	$115,529

NOTE 6.	Guarantees

As a recruiting tool for our owner-operators, we are guaranteeing certain owner-operators’ lease payments for tractors.  The guarantees expire at various dates through 2020.

The potential maximum exposure under these lease guarantees was approximately $1.0 million and $1.4 million as of March 31, 2017 and December 31, 2016, respectively.  The potential maximum exposure represents the amount of the remaining lease payments on all outstanding guaranteed leases as of March 31, 2017 and December 31, 2016.  However, upon default, we have the option to purchase the tractors.  We could then sell the tractors and use the proceeds to recover all or a portion of the amounts paid under the guarantees.  Alternatively, we can contract with another owner-operator who would assume the lease.  There were no material defaults during the quarter ended March 31, 2017 or the year ended December 31, 2016 and no potential material defaults.

We had a liability of five thousand dollars as of March 31, 2017 and nine thousand dollars as of December 31, 2016, representing the fair value for estimated defaults of the guarantees, based on a discounted cash-flow analysis which is included in current and non-current liabilities in our Consolidated Balance Sheets. We are amortizing the amounts over the remaining lives of the respective guarantees.

NOTE 7.	Commitments and Contingencies

In November 2016, we committed to acquire 4,000 53’ containers. We expect the total purchase price of these containers to be approximately $40 million.  We are working with our container supplier on deferring a portion of this year’s production to next year if market conditions remain soft.  As of the date of this report, we have received approximately 1,500 containers.  We will be financing the purchase of this equipment with secured fixed rate debt.

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

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times.  Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, Hub Group Trucking decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of March 31, 2017, 93% of the California drivers have accepted the settlement offers.  In late 2014, Hub Group Trucking decided to convert its model from independent contractors to employee drivers in California.  In early 2016, Hub Group Trucking closed its operations in Southern California.

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

On February 17, 2017, with the stipulation of the parties, the Court entered an Order dismissing, without prejudice, all of the individual Defendants and accepting the parties’ agreement that jurisdiction and venue are proper in the San Bernardino Superior Court and that Defendants will not seek to remove the case to federal district court.  On April 12, 2017, the Court denied Defendant’s motion to dismiss based on insufficiency of the PAGA letter notice.

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

On October 26, 2016, Lubinski filed a motion to dismiss for lack of federal subject-matter jurisdiction and a motion for leave to file an amended complaint, attempting to “clarify” the putative class definition and arguing that the Class Action Fairness Act’s exceptions to jurisdiction apply.    In early 2017, Plaintiff’s counsel advised Hub Group Trucking that Lubinski would no longer challenge federal jurisdiction.  On February 15, 2017, the District Court adopted the parties’ stipulation and found that there is federal subject-matter jurisdiction.  On March 22, 2017, the U.S. Court of Appeals for the Sixth Circuit granted Plaintiff’s motion to recall the mandate and reinstate Lubinski’s appeal of the district court’s order dismissing the case.  The appeal was fully briefed earlier, so no further briefing will occur absent an Order from the Court of Appeals.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard became effective beginning with the first quarter of 2017.  We adopted ASU 2016-09 in the first quarter of 2017 and the adoption did not have a material impact on our consolidated financial statements.  We have applied the reclassification of excess tax benefits prospectively and therefore the prior period has not been adjusted.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. All forward-looking statements are based upon information available to us on the date of this report.  Except as required by law, we expressly disclaim any obligations to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, aggressive pricing, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	our inability to price our services at high enough rates to maintain our historical margin levels;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, trucking or other vendors;
•	increases in costs related to any reclassification or change in our treatment of drivers or owner-operators due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	inability to successfully protect our data against cyber-attacks;
•	significant deterioration in our customers’ financial condition or bankruptcy, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers
•	awards received during annual customer bids not materializing
•	loss of Mode LLC sales/operating agents known as IBOs and sales-only agents;
•	inability to recruit and retain key personnel and Mode LLC sales-only agents and IBOs;

•	inability to recruit and maintain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts;
•	inability to identify, close and successfully integrate any future business combinations; and
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity.

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

We are one of the largest intermodal marketing companies (“IMC”) in the United States and a full service multi modal solutions provider offering intermodal, truck brokerage and logistics services.  We operate through a nationwide network of operating centers and independent business owners.

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

As of March 31, 2017, our subsidiary, Hub Group Trucking, Inc. (“Hub Group Trucking”) accounted for 56% of Hub’s drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers. As of March  31, 2017,  Hub Group Trucking had terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Columbus (OH), Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Philadelphia, Portland (OR), Salt Lake City, Savannah, Seattle, St. Louis, Stockton and Wilmington (IL) metro areas. As of March 31, 2017, Hub Group Trucking leased or owned 927 tractors and 399 trailers, employed 990 drivers and contracted with 1,707 owner-operators.

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

Hub’s top 50 customers represent 66% of the Hub segment revenue for the three months ended March 31, 2017.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Mode has 180 agents, consisting of 102 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 78 sales only agents.  Mode also has a corporate office in Dallas,TX, a temperature protected services division, Temstar, located in Oak Brook, IL and a corporate office in Memphis, TN.  Mode’s top 20 customers represent 41% of the Mode segment revenue for the three months ended March 31, 2017.  We closely monitor revenue and margin for these customers.  We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended March 31:

Revenue

	Three Months				Three Months
	Ended March 31, 2017				Ended March 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$424,596	$122,203	$(15,237)	$531,562	$413,806	$112,366	$(17,949)	$508,223
Truck brokerage	106,664	78,178	(385)	184,457	81,410	67,349	(27)	148,732
Logistics	145,872	41,493	(9,936)	177,429	120,011	29,117	(224)	148,904
Total revenue	$677,132	$241,874	$(25,558)	$893,448	$615,227	$208,832	$(18,200)	$805,859

Hub Group’s revenue increased 10.9% to $ 893.4 million in 2017 from $805.9 million in 2016.

The Hub segment revenue increased 10.1% to $677.1 million.  Intermodal revenue increased 3% to $425 million due to a 1% increase in intermodal volume and an increase in fuel revenue.  These increases were partially offset by a decline in customer prices and unfavorable mix. Truck brokerage revenue increased 31% to $107 million.  Truck brokerage handled 19% more loads, and fuel, mix and price combined were up 12%.  Logistics revenue increased 22% to $146 million due primarily to growth with new customers on-boarded in 2016 and in the first quarter of 2017.

Mode’s revenue increased 15.8% to $241.9 million in 2017 from $208.8 million in 2016 due to increases in all three business lines.  Mode’s intermodal revenue increased 9%.  Mode’s truck brokerage revenue increased 16%, and Mode’s logistics revenue increased 43%.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2017				Ended March 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$677,132	$241,874	$(25,558)	$893,448	$615,227	$208,832	$(18,200)	$805,859
Transportation costs	605,326	212,095	(25,558)	791,863	536,073	179,599	(18,200)	697,472
Gross margin	71,806	29,779	-	101,585	79,154	29,233	-	108,387

Costs and expenses:
Salaries and benefits	39,596	3,583	-	43,179	40,096	3,767	-	43,863
Agent fees and commissions	17	17,976	-	17,993	13	16,888	-	16,901
General and administrative	18,479	2,345	-	20,824	14,722	1,922	-	16,644
Depreciation and amortization	2,109	303	-	2,412	1,815	321	-	2,136
Total costs and expenses	60,201	24,207	-	84,408	56,646	22,898	-	79,544

Operating income	$11,605	$5,572	$-	$17,177	$22,508	$6,335	$-	$28,843

Transportation Costs

Hub Group’s transportation costs increased 13.5% to $791.9 million in 2017 from $697.5 million in 2016.  Transportation costs in 2017 consisted of purchased transportation costs of $701.1 million and equipment and driver related costs of $90.8 million compared to 2016 costs of purchased transportation of $608.7 million and equipment and driver related costs of $88.8 million.

The Hub segment transportation costs increased 12.9% to $605.3 million in 2017 from $536.1 million in 2016.  Hub segment transportation costs in 2017 included $515.4 million in purchased transportation, up from $447.9 million in 2016.  The 15% increase in purchased transportation costs was due primarily to rail cost increases, an increase in fuel costs and higher volumes.  Equipment and driver related costs increased 2% to $89.9 million in 2017 from $88.2 million in 2016 due primarily to an increase in fuel costs and equipment costs partially offset by a $2.0 million decrease in costs related to shutting down our Hub Group Trucking Southern California terminal in the first quarter of 2016.

The Mode segment transportation costs increased 18.1% to $212.1 million in 2017 from $179.6 million in 2016.  Mode segment transportation costs are primarily purchased transportation costs which increased due to higher rail costs, fuel costs and increased business levels in truck brokerage and logistics.

Gross Margin

Hub Group’s gross margin decreased 6.3% to $101.6 million in 2017 from $108.4 million in 2016.  Hub Group’s gross margin as a percentage of sales decreased to 11.4% as compared to last year’s 13.4% margin.

The Hub segment gross margin decreased 9.3% to $71.8 million.  The Hub segment margin decrease of $7.3 million resulted from a decline in intermodal gross margin partially offset by gross margin growth in truck brokerage and logistics.  Intermodal gross margin decreased due primarily to lower customer prices than last year and rail transportation cost increases.  Volume growth partially offset some of this decline.  Truck brokerage margin increased as a result of growth with targeted customer accounts.  Logistics margin increased primarily due to growth with new customers. As a percentage of revenue, the Hub segment gross margin decreased to 10.6% in 2017 from 12.9% in 2016.  Intermodal gross margin as a percentage of sales decreased 280 basis points because of lower customer prices than last year and rail transportation cost increases.  Truck brokerage gross margin as a percentage of sales was down 320 basis points due to lower customer contract rates, changes in customer mix and a decrease in value added services.  Logistics gross margin as a percentage of sales was down 50 basis points due to changes in customer mix.

Mode’s gross margin increased to $29.8 million in 2017 from $29.2 million in 2016 due to margin growth in logistics and truck brokerage.  Mode’s gross margin as a percentage of revenue decreased to 12.3% in 2017 from 14.0% in 2016 due to year-over-year yield declines of 200 basis points in intermodal, 180 basis points in logistics and 160 basis points in truck brokerage.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2017	2016

Revenue	100.0%	100.0%

Transportation costs	88.6	86.6

Gross margin	11.4	13.4

Costs and expenses:
Salaries and benefits	4.8	5.4
Agent fees and commissions	2.0	2.1
General and administrative	2.4	2.1
Depreciation and amortization	0.3	0.3
Total costs and expenses	9.5	9.9

Operating income	1.9	3.5

Salaries and Benefits

Hub Group’s salaries and benefits decreased to $43.2 million in 2017 from $43.9 million in 2016.  As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.8% in 2017 from 5.4% in 2016.

The Hub segment salaries and benefits decrease of $0.5 million was due to decreases of $2.2 million related to employee bonuses, $0.8 million of commissions and $0.7 million related to severance.  These decreases were partially offset by increases of $2.7 million related to headcount and annual merit increases and $0.5 million of compensation related to restricted stock awards.

Mode’s salaries and benefits expense decreased to $3.6 million in 2017 from $3.8 million in 2016.  The $0.2 million decrease was primarily due to a decrease in employee bonus expense.

Hub Group’s headcount as of March 31, 2017 was 1,756, which excludes drivers, as driver costs are included in transportation costs.  As of March 31, 2017, Mode had 113 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $18.0 million in 2017 from $16.9 million in 2016.  As a percentage of revenue, these expenses decreased to 2.0% in 2017 from 2.1% in 2016.

The Mode segment agent fees and commissions increase of $1.1 million was due primarily to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $20.8 million in 2017 from $16.6 million in 2016.  These expenses, as a percentage of revenue, increased to 2.4% in 2017 from 2.1% in 2016.

The Hub segment increase of $3.8 million was due to increases in IT expenses of $2.0 million, due diligence costs related to potential acquisitions of $1.0 million, travel and entertainment expenses of $0.3 million, bad debt expense of $0.2 million and equipment leases, training and property taxes of $0.1 million each.

Mode’s general and administrative expenses increased to $2.3 million in 2017 from $1.9 million in 2016. The increase of $0.4 million was due primarily to bad debt expense.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $2.4 million in 2017 from $2.1 million 2016.  This expense as a percentage of revenue remained consistent at 0.3% in both 2017 and 2016.

The Hub segment depreciation expense increased to $2.1 million in 2017 from $1.8 million in 2016.  This increase was related primarily to more depreciation related to additional computer software.

Mode’s depreciation expense remained consistent at $0.3 million in both 2017 and 2016.

Other Income (Expense)

Total other expense increased to $0.8 million in 2017 from $0.1 million of income in 2016 due to less foreign currency translation gains in 2017 and an increase in interest expense related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes decreased to $6.1 million in 2017 from $11.0 million in 2016.  We provided for income taxes using an effective rate of 37.0% in 2017 and an effective rate of 37.9% in 2016.  The 2017 effective tax rate was lower primarily due to a tax benefit from stock-based compensation resulting from a change in accounting rules.  We expect our effective tax rate for the remainder of 2017 will range from 38.5% to 39.0%.

Net Income

Net income decreased to $10.3 million in 2017 from $18.0 million in 2016 due primarily to decreased margin, higher operating expenses and lower other income in 2017.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2017, we funded operations, capital expenditures, capital leases, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the three months ended March 31, 2017 was $47.7 million, which resulted from income of $10.3 million adjusted for non-cash charges of $20.4 million plus a change in operating assets and liabilities of $17.0 million.

Cash provided by operating activities decreased $2.6 million in 2017 versus 2016.  The decrease was primarily due to a decrease in net income of $7.6 million partially offset by a $5.3 million increase in adjustments for non-cash charges.

Net cash used in investing activities for the three months ended March 31, 2017 was $5.5 million.  Capital expenditures of $6.6 million related primarily to technology investments.  Net cash used in investing activities for the quarter ended March 31, 2016 was $4.3 million.  The increase in net cash used in investing activities of $1.2 million in 2017 versus 2016 was due primarily to higher technology purchases in 2017.

We estimate our capital expenditures will range from $90 million to $100 million in 2017.

The net cash used in financing activities for the three months ended March 31, 2017 was $15.7 million, which resulted from the repayment of long-term debt of $11.8 million, stock tendered for payments of withholding taxes of $3.2 million and capital lease payments of $0.7 million.

The decrease in net cash used in financing activities of $37.8 million in 2017 versus 2016 was primarily due to a $42.4 million decrease in the purchases of treasury stock partially offset by increased repayments of long term debt of $3.7 million and stock tendered for payments of withholding taxes of $1.0 million.

In 2017, we expect our cash paid for taxes to be less than 2016 and closer to our income tax expense because of lower pretax income and smaller favorable timing differences between the 2017 tax return and financial statement depreciation.

We have standby letters of credit that expire at various dates in 2017.  As of March 31, 2017, our letters of credit were $12.7 million.

Our unused and available borrowings under our bank revolving line of credit were $37.3 million as of March 31, 2017 and $38.2 as of December 31, 2016.  We were in compliance with our debt covenants as of March 31, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2017. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 5 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, other than our outstanding letters of credit, we had no outstanding obligations under our bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2017, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2017.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.  Legal Proceedings

During the three months ended March 31, 2017, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, except those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.  Risk Factors

During the three months ended March 31, 2017, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2016, except for the following:

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

Increases in the operating costs of railroads, trucking companies or drayage companies can be expected to result in higher freight costs.  Our operating margins could be adversely affected if we were unable to pass through to our customers the full amount of higher freight rates.  Economic recession or a downturn in customers’ business cycles also may have an adverse effect on our results of operations and growth by reducing demand for our services.  Therefore, our results of operations, like the entire freight transportation industry, are cyclical and subject to significant period-to-period fluctuations.

Changes in customers’ inventory levels, the availability of funding for customers’ working capital; and downturns in our customers’ business cycles, particularly in market segments and industries, such as retail and consumer products, where we have significant customer concentration, could affect our business and our results of operations. Economic conditions may adversely affect our customers, particularly those in the retail segment, and their demand for and ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss and we may be required to increase our allowance for doubtful accounts. These economic conditions and their effect on our customers may adversely affect our ability to execute our strategic plan.

.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We do not currently have a share repurchase plan in place.  During the first quarter of 2017, we purchased 71,481 shares at a weighted average price of $44.16 per share related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	April 28, 2017	/s/ Terri A. Pizzuto
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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.