Form 10-Q
period 2017-06-30
Hub Group, Inc.
filed 2017-07-28
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017 or

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

On July 25, 2017, the registrant had 33,471,682 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$151,739	$127,404
Accounts receivable trade, net	448,916	473,608
Accounts receivable other	2,786	4,331
Prepaid taxes	3,648	294
Prepaid expenses and other current assets	12,165	16,653
TOTAL CURRENT ASSETS	619,254	622,290

Restricted investments	23,285	20,877
Property and equipment, net	440,838	438,594
Other intangibles, net	11,196	11,844
Goodwill, net	262,266	262,376
Other assets	6,931	4,278
TOTAL ASSETS	$1,363,770	$1,360,259

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$262,529	$266,555
Accounts payable other	25,404	21,070
Accrued payroll	20,913	36,223
Accrued other	43,277	46,013
Current portion of capital lease	2,733	2,697
Current portion of long term debt	47,582	45,163
TOTAL CURRENT LIABILITIES	402,438	417,721

Long term debt	106,141	115,529
Non-current liabilities	24,807	23,595
Long term portion of capital lease	9,141	10,576
Deferred taxes	171,417	164,659

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2017 and 2016	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2017 and 2016; 33,433,910 shares outstanding in 2017 and 33,192,982 shares outstanding in 2016	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2017 and 2016	7	7
Additional paid-in capital	168,443	173,565
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	755,439	735,563
Accumulated other comprehensive loss	(181)	(273)
Treasury stock; at cost, 7,790,882 shares in 2017 and 8,031,810 shares in 2016	(258,836)	(265,637)
TOTAL STOCKHOLDERS' EQUITY	649,826	628,179
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,363,770	$1,360,259

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016

Revenue	$924,513	$855,557	$1,817,961	$1,661,416
Transportation costs	823,196	741,067	1,615,059	1,438,539
Gross margin	101,317	114,490	202,902	222,877

Costs and expenses:
Salaries and benefits	45,038	43,602	88,217	87,465
Agent fees and commissions	17,038	18,360	35,031	35,262
General and administrative	20,114	16,083	40,938	32,727
Depreciation and amortization	2,549	2,148	4,961	4,283
Total costs and expenses	84,739	80,193	169,147	159,737

Operating income	16,578	34,297	33,755	63,140

Other income (expense):
Interest expense	(1,032)	(857)	(2,130)	(1,767)
Interest and dividend income	200	120	330	181
Other, net	-	216	194	1,152
Total other expense	(832)	(521)	(1,606)	(434)

Income before provision for income taxes	15,746	33,776	32,149	62,706

Provision for income taxes	6,204	13,105	12,273	24,069

Net income	$9,542	$20,671	$19,876	$38,637

Other comprehensive income:
Foreign currency translation adjustments	28	(54)	92	(53)

Total comprehensive income	$9,570	$20,617	$19,968	$38,584

Basic earnings per common share	$0.29	$0.61	$0.60	$1.12

Diluted earnings per common share	$0.29	$0.61	$0.60	$1.12

Basic weighted average number of shares outstanding	33,220	33,944	33,213	34,541
Diluted weighted average number of shares outstanding	33,262	34,027	33,318	34,575

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net Income	$19,876	$38,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,288	21,426
Deferred taxes	7,713	7,777
Compensation expense related to share-based compensation plans	4,972	4,245
Loss (gain) on sale of assets	307	(255)
Excess tax benefits from share based compensation	-	132
Changes in operating assets and liabilities:
Restricted investments	(2,408)	1,117
Accounts receivable, net	26,240	(12,826)
Prepaid taxes	(3,352)	(2,977)
Prepaid expenses and other current assets	4,493	2,685
Other assets	(2,653)	561
Accounts payable	307	24,740
Accrued expenses	(18,013)	(14,031)
Non-current liabilities	368	1,211
Net cash provided by operating activities	63,138	72,442

Cash flows from investing activities:
Proceeds from sale of equipment	2,356	1,148
Purchases of property and equipment	(29,593)	(25,217)
Net cash used in investing activities	(27,237)	(24,069)

Cash flows from financing activities:
Proceeds from issuance of debt	16,149	13,274
Repayments of long term debt	(23,118)	(16,180)
Stock tendered for payments of withholding taxes	(3,293)	(2,379)
Purchase of treasury stock	-	(85,000)
Capital lease payments	(1,399)	(1,297)
Excess tax benefits from share-based compensation	-	(359)
Net cash used in financing activities	(11,661)	(91,941)

Effect of exchange rate changes on cash and cash equivalents	95	(31)

Net increase (decrease) in cash and cash equivalents	24,335	(43,599)
Cash and cash equivalents beginning of the period	127,404	207,749
Cash and cash equivalents end of the period	$151,739	$164,150

Supplemental disclosures of cash paid for:
Interest	$2,176	$1,762
Income taxes	$10,743	$22,399

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2017 and results of operations for the six months ended June 30, 2017 and 2016.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended June 30, 2017				Ended June 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$705,208	$243,051	$(23,746)	$924,513	$648,523	$231,924	$(24,890)	$855,557
Transportation costs	632,651	214,291	(23,746)	823,196	565,448	200,509	(24,890)	741,067
Gross margin	72,557	28,760	-	101,317	83,075	31,415	-	114,490

Costs and expenses:
Salaries and benefits	41,569	3,469	-	45,038	39,787	3,815	-	43,602
Agent fees and commissions	14	17,024	-	17,038	13	18,347	-	18,360
General and administrative	18,331	1,783	-	20,114	14,226	1,857	-	16,083
Depreciation and amortization	2,249	300	-	2,549	1,830	318	-	2,148
Total costs and expenses	62,163	22,576	-	84,739	55,856	24,337	-	80,193

Operating income	$10,394	$6,184	$-	$16,578	$27,219	$7,078	$-	$34,297

Capital Expenditures	$22,937	$31	$-	$22,968	$20,314	$10	$-	$20,324

The following tables summarize our revenue by segment and business line (in thousands) for the quarter ended June 30:

	Three Months				Three Months
	Ended June 30, 2017				Ended June 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$451,593	$112,119	$(12,866)	$550,846	$438,133	$116,963	$(22,168)	$532,928
Truck brokerage	104,980	82,891	(310)	187,561	83,140	81,374	(475)	164,039
Logistics	148,635	48,041	(10,570)	186,106	127,250	33,587	(2,247)	158,590
Total revenue	$705,208	$243,051	$(23,746)	$924,513	$648,523	$231,924	$(24,890)	$855,557

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Six Months				Six Months
	Ended June 30, 2017				Ended June 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,382,340	$484,925	$(49,304)	$1,817,961	$1,263,751	$440,755	$(43,090)	$1,661,416
Transportation costs	1,237,978	426,385	(49,304)	1,615,059	1,101,522	380,107	(43,090)	1,438,539
Gross margin	144,362	58,540	-	202,902	162,229	60,648	-	222,877

Costs and expenses:
Salaries and benefits	81,164	7,053	-	88,217	79,883	7,582	-	87,465
Agent fees and commissions	31	35,000	-	35,031	27	35,235	-	35,262
General and administrative	36,810	4,128	-	40,938	28,948	3,779	-	32,727
Depreciation and amortization	4,357	604	-	4,961	3,644	639	-	4,283
Total costs and expenses	122,362	46,785	-	169,147	112,502	47,235	-	159,737

Operating income	$22,000	$11,755	$-	$33,755	$49,727	$13,413	$-	$63,140

Capital Expenditures	$29,562	$31	$-	$29,593	$24,945	$272	$-	$25,217

	As of June 30, 2017				As of December 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,201,733	$169,700	$(7,663)	$1,363,770	$1,178,110	$191,374	$(9,225)	$1,360,259
Goodwill	232,877	29,389	-	262,266	232,987	29,389	-	262,376

The following tables summarize our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2017				Ended June 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$876,189	$234,322	$(28,103)	$1,082,408	$851,940	$229,329	$(40,117)	$1,041,152
Truck brokerage	211,644	161,069	(695)	372,018	164,550	148,722	(502)	312,770
Logistics	294,507	89,534	(20,506)	363,535	247,261	62,704	(2,471)	307,494
Total revenue	$1,382,340	$484,925	$(49,304)	$1,817,961	$1,263,751	$440,755	$(43,090)	$1,661,416

NOTE 3.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2017	2016	2017	2016

Net income for basic and diluted earnings per share	$9,542	$20,671	$19,876	$38,637

Weighted average shares outstanding - basic	33,220	33,944	33,213	34,541

Dilutive effect of stock options and restricted stock	42	83	105	34

Weighted average shares outstanding - diluted	33,262	34,027	33,318	34,575

Earnings per share - basic	$0.29	$0.61	$0.60	$1.12

Earnings per share - diluted	$0.29	$0.61	$0.60	$1.12

NOTE 4.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and long term debt approximated fair value as of June 30, 2017 and December 31, 2016 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of June 30, 2017 and December 31, 2016, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts (DDAs) and Savings Accounts.

Restricted investments, as of June 30, 2017 of $23.3 million and December 31, 2016 of $20.9 million, consisted of mutual funds which are reported at fair value and are related to the liabilities of our nonqualified deferred compensation plan.

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

We have standby letters of credit that expire at various dates in 2017 and 2018.  As of June 30, 2017, our letters of credit were $13.5 million.

Our unused and available borrowings under our variable rate bank revolving line of credit were $36.5 million as of June 30, 2017 and $38.2 million as of December 31, 2016.  We were in compliance with our debt covenants as of June 30, 2017.

On July 1, 2017, we entered into a new $350 million Credit Agreement.  The Credit Agreement replaces the Restated Credit Agreement dated December 12, 2013.  See Note 9 for further discussion.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	Period Ended
	June 30,	December 31,
	2017	2016
	(in thousands)

Secured Equipment Notes due in June 2022 with monthly principal and interest payments between $0.03 million and $0.3 million commencing in July 2017; interest is paid monthly at a fixed annual rate of 2.62%	$16,149	$-

Secured Equipment Notes due on various dates in 2021 with monthly principal and interest payments between $0.01 million and $0.3 million commencing on various dates in 2016; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	53,635	59,836

Secured Equipment Notes due on various dates in 2020 with monthly principal and interest payments between $0.04 million and $0.4 million commencing on various dates in 2015 and 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.26%	42,333	48,633

Secured Equipment Notes due on various dates in 2019 with monthly principal and interest payments between $0.08 million and $0.4 million commencing on various dates in 2014; interest is paid monthly at a fixed annual rate between 1.87% and 2.24%	40,374	49,464

Secured Equipment Notes due in June 2018 with quarterly principal and interest payments of $0.5 million commencing in August 2013; interest is paid quarterly at a fixed annual rate between 1.9% and 2.0%	1,232	2,759
	153,723	160,692

Less current portion	(47,582)	(45,163)
Total long-term debt	$106,141	$115,529

NOTE 6.	Commitments and Contingencies

In November 2016, we committed to acquire 4,000 53’ containers.  We expect the total purchase price of these containers to be approximately $40 million.  We are working with our container supplier on deferring a portion of this year’s production to next year if market conditions remain soft.  As of the date of this report, we have received 1,500 containers.  We will be financing the purchase of this equipment with secured fixed rate debt.

NOTE 7.	Legal Matters

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

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times.  Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, Hub Group Trucking decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of June 30, 2017, 93% of the California drivers have accepted the settlement offers which were paid in 2015 or earlier.  In late 2014, Hub Group Trucking decided to convert its model from independent contractors to employee drivers in California.  In early 2016, Hub Group Trucking closed its operations in Southern California.

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

On February 17, 2017, with the stipulation of the parties, the Court entered an Order dismissing, without prejudice, all of the individual Defendants and accepting the parties’ agreement that jurisdiction and venue are proper in the San Bernardino Superior Court and that Defendants will not seek to remove the case to federal district court.  On April 12, 2017, the Court denied Defendants’ motion to dismiss based on insufficiency of the PAGA letter notice.

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

On October 26, 2016, Lubinski filed a motion to dismiss for lack of federal subject-matter jurisdiction and a motion for leave to file an amended complaint, attempting to “clarify” the putative class definition and arguing that the Class Action Fairness Act’s exceptions to jurisdiction apply.    In early 2017, Plaintiff’s counsel advised Hub Group Trucking that Lubinski would no longer challenge federal jurisdiction.  On February 15, 2017, the District Court adopted the parties’ stipulation and found that there is federal subject-matter jurisdiction.  On March 22, 2017, the U.S. Court of Appeals for the Sixth Circuit granted Plaintiff’s motion to recall the mandate and reinstate Lubinski’s appeal of the district court’s order dismissing the case.  On June 8, 2017, the Sixth Circuit issued an Opinion affirming the District Court’s dismissal of Plantiff’s claims.  On June 30, 2017, the Sixth Circuit issued the Mandate in the case, which terminates the 6th Circuit appeal proceedings.

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

NOTE 8.	New Accounting Pronouncements

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

While we are continuing to assess all potential impacts of the standard, other than additional disclosures, we do not anticipate that this standard will have a material impact on our consolidated financial statements.  We have identified and analyzed our revenue stream and continue to analyze our current contracts.

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

NOTE 9.	Subsequent Events

On July 1, 2017 (the “Closing Date”), Hub Group Trucking (HGT), a wholly owned subsidiary of Hub Group, Inc., acquired the membership interest of Estenson Logistics, LLC (“Estenson”). As a result of the Estenson Acquisition, HGT acquired substantially all of the assets of Estenson, which include tractors and trailers.

The purchase price for Estenson was approximately $286 million, including contingent consideration related to an earn-out provision included in the Purchase Agreement, which will not exceed $6 million and is based on Estenson’s EBITDA results in 2017 and 2018.  We assumed $114 million of Estenson debt, paid $111 million in cash, and borrowed $55 million under our new line of credit to facilitate the acquisition.

Due to limitations on access to Estenson information prior to the Closing Date and the limited time since the Closing Date, the initial accounting for the business combination is incomplete at this time.  As a result, we are unable to provide the amounts recognized as of the Closing Date for the major classes of assets acquired, liabilities assumed, pre-acquisition contingencies and goodwill.

We incurred approximately $1.5 million of acquisition costs associated with this transaction prior to the Closing Date that are reflected in general and administrative in the Unaudited Consolidated Statements of Income for the six months ended June 30, 2017.

On July 1, 2017, we entered into a new $350 million Credit Agreement.  The Credit Agreement replaces the Restated Credit Agreement dated December 12, 2013.

Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) LIBOR plus a specified margin based upon the Borrowers' total net leverage ratio (as defined in the Credit Agreement) (the "Total Net Leverage Ratio"), or (ii) the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin based upon the Total Net Leverage Ratio. The specified margin for Eurodollar loans varies from 100.0 to 200.0 basis points per annum. The specified margin for base rate loans varies from 0.0 to 100.0 basis points per annum. The Borrowers must also pay (1) a commitment fee ranging from 10.0 to 25.0 basis points per annum (based upon the Total Net Leverage Ratio) on the aggregate unused commitments and (2) a letter of credit fee ranging from 100.0 to 200.0 basis points per annum (based upon the Total Net Leverage Ratio) on the undrawn amount of letters of credit.

The Credit Agreement contains various restrictions and covenants, including negative covenants that limit or restrict dividends, indebtedness of subsidiaries, mergers and fundamental changes, asset sales, acquisitions, liens and encumbrances, transactions with affiliates, changes in fiscal year and other matters customarily restricted in such agreements. The Company must maintain a Total Net Leverage Ratio of (a) total funded debt as of such date, minus up to $50,000,000 in unrestricted cash and cash equivalents (each as defined in the Credit Agreement) to (b) consolidated EBITDA (as defined in the credit agreement) of not more than 3.00 to 1.00; provided that as of the close of each of the four fiscal quarters occurring after the consummation of a permitted acquisition (as defined in the Credit Agreement) with an aggregate consideration of $150,000,000 or more, such ratio shall not be more than 3.25 to 1.00. The Company must maintain an interest coverage ratio of consolidated EBITDA to consolidated cash interest expense of not less than 3.00 to 1.00.

We incurred $1.3 million of financing costs related to the Credit Agreement during the third quarter of 2017, which will be capitalized and amortized to interest expense over the term of the agreement.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. All forward-looking statements are based upon information available to us on the date of this report.  Except as required by law, we expressly disclaim any obligations to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, aggressive pricing, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	our inability to price our services at high enough rates to maintain our historical margin levels;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, trucking or other vendors;
•	increases in costs related to any reclassification or change in our treatment of drivers or owner-operators due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	inability to successfully protect our data against cyber-attacks;
•	significant deterioration in our customers’ financial condition or bankruptcy, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers
•	awards received during annual customer bids not materializing
•	loss of Mode LLC sales only agents or independent business owners (“IBOs”);
•	inability to recruit and retain key personnel and Mode LLC sales-only agents and IBOs;

•	inability to recruit and maintain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts;
•	inability to integrate Estenson’s dedicated carrier business
•	inability to identify, close and/or successfully integrate any future business combinations; and
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity.

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

For the quarter ended June 30, 2017, approximately 55% of Hub’s drayage needs were met by our subsidiary, Hub Group Trucking, Inc., which assists us in providing reliable, cost effective intermodal services to our customers.  Hub Group Trucking has terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Philadelphia, Portland (OR), Salt Lake City, Seattle, St. Louis, Stockton and Wilmington (IL) metro areas.   As of June 30, 2017, Hub Group Trucking leased or owned 915 tractors, leased or owned 345 trailers, employed 977 drivers and contracted with 1,613 owner-operators for their services and equipment.

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

Hub’s business intelligence group works with pricing, account management and operations to enhance Hub’s customer margins.  We are working on margin enhancement projects including matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, reducing our drayage costs, and reviewing and improving low contribution freight.

Hub’s top 50 customers represent approximately 65% of the Hub segment revenue for the six months ended June 30, 2017.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 177 agents, consisting of 103 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 74 sales only agents.  Mode also has a company managed operation and corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis.  Mode’s top 20 customers represent approximately 40% of the Mode segment revenue for the six months ended June 30, 2017.  We closely monitor revenue and margin for these customers.  We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

Estenson, is a dedicated contract carrier with approximately 1,500 employees. Estenson has over 1,000 trucks and over 4,500 trailers at approximately 120 customer locations throughout North America. Estenson is managed out of a corporate office in Mesa, AZ. For additional information on the Estenson acquisition, refer to Note 9 to the unaudited consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended June 30:

	Three Months				Three Months
	Ended June 30, 2017				Ended June 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$451,593	$112,119	$(12,866)	$550,846	$438,133	$116,963	$(22,168)	$532,928
Truck brokerage	104,980	82,891	(310)	187,561	83,140	81,374	(475)	164,039
Logistics	148,635	48,041	(10,570)	186,106	127,250	33,587	(2,247)	158,590
Total revenue	$705,208	$243,051	$(23,746)	$924,513	$648,523	$231,924	$(24,890)	$855,557

Revenue

Hub Group’s revenue increased 8.1% to $924.5 million in 2017 from $855.6 million in 2016.

The Hub segment revenue increased 8.7% to $705.2 million.  Intermodal revenue increased 3% to $451.6 million due to a 1% increase in volume, an increase in fuel revenue and more favorable mix.  This increase was partially offset by declines in customer prices.  Truck brokerage revenue increased 26% to $105.0 million.  Truck brokerage handled 14% more loads, while fuel, mix and price combined were up 12%.  Logistics revenue increased 17% to $148.6 million due primarily to new customers on-boarded in the second half of last year and in the first half of this year.

Mode’s revenue increased 4.8% to $243.1 million in 2017 from $231.9 million in 2016.  Mode’s intermodal revenue decreased 4% while truck brokerage revenue increased 2% and logistics revenue increased 43% due to a new customer on-boarded in the second half of last year.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended June 30, 2017				Ended June 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$705,208	$243,051	$(23,746)	$924,513	$648,523	$231,924	$(24,890)	$855,557
Transportation costs	632,651	214,291	(23,746)	823,196	565,448	200,509	(24,890)	741,067
Gross margin	72,557	28,760	-	101,317	83,075	31,415	-	114,490

Costs and expenses:
Salaries and benefits	41,569	3,469	-	45,038	39,787	3,815	-	43,602
Agent fees and commissions	14	17,024	-	17,038	13	18,347	-	18,360
General and administrative	18,331	1,783	-	20,114	14,226	1,857	-	16,083
Depreciation and amortization	2,249	300	-	2,549	1,830	318	-	2,148
Total costs and expenses	62,163	22,576	-	84,739	55,856	24,337	-	80,193

Operating income	$10,394	$6,184	$-	$16,578	$27,219	$7,078	$-	$34,297

Transportation Costs

Hub Group’s transportation costs increased 11.1% to $823.2 million in 2017 from $741.1 million in 2016.  Transportation costs in 2017 consisted of purchased transportation costs of $731.8 million and equipment and driver related costs of $91.4 million compared to 2016 costs of purchased transportation of $651.1 million and equipment and driver related costs of $90.0 million.

The Hub segment transportation costs increased 11.9% to $632.7 million in 2017 from $565.4 million in 2016.  Hub segment transportation costs in 2017 included $542.0 million in purchased transportation, up from $476.2 million in 2016.  The 13.8% increase in purchased transportation costs was due primarily to rail cost increases, an increase in fuel costs, and higher volumes.  Equipment and driver related costs increased 1.6% to $90.6 million in 2017 from $89.2 million in 2016 due primarily to an increase in fuel costs and depreciation.

The Mode segment transportation costs increased 6.9% to $214.3 million in 2017 from $200.5 million in 2016.  Mode segment transportation costs are primarily purchased transportation costs which increased due to higher rail costs, fuel costs, and increased business levels in logistics.

Gross Margin

Hub Group’s gross margin decreased 11.5% to $101.3 million in 2017 from $114.5 million in 2016.  Hub Group’s gross margin as a percentage of sales decreased to 11.0% as compared to last year’s 13.4% margin.

The Hub segment gross margin decreased 12.7% to $72.6 million.  The Hub segment margin decrease of $10.5 million resulted from a decrease in margin in all three business lines.  Intermodal gross margin decreased primarily because of rail cost increases and lower customer prices than last year partially offset by improving loaded miles and more favorable mix.   Truck brokerage gross margin decreased primarily because of higher purchased transportation costs due to tight capacity and changes in customer mix.  Logistics gross margin declined due primarily to start-up costs related to new business on-boarded this quarter.  As a percentage of revenue, the Hub segment gross margin decreased to 10.3% in 2017 from 12.8% in 2016.  Intermodal gross margin as a percentage of sales decreased 250 basis points because of rail cost increases and lower customer prices than last year partially offset by improving loaded miles and more favorable mix.  Truck brokerage gross margin as a percentage of sales decreased 390 basis points due to lower customer contract rates, increased costs, and a change in customer mix.  Logistics gross margin as a percentage of sales was down 210 basis points due primarily to start-up costs related to new business on boarded this quarter.

Mode’s gross margin decreased to $28.8 million in 2017 from $31.4 million in 2016 due primarily to a decrease in truck brokerage and intermodal margin, partially offset by an increase in logistics gross margin.  Mode’s gross margin as a percentage of revenue decreased to 11.8% in 2017 from 13.5% in 2016 due to a 300 basis point decline in logistics yields, a 280 basis point decline in truck brokerage yields and a 100 basis point decline in intermodal yields.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	June 30,
	2017	2016

Revenue	100.0%	100.0%

Transportation costs	89.0	86.6

Gross margin	11.0	13.4

Costs and expenses:
Salaries and benefits	4.9	5.1
Agent fees and commissions	1.8	2.1
General and administrative	2.2	1.9
Depreciation and amortization	0.3	0.3
Total costs and expenses	9.2	9.4

Operating income	1.8	4.0

Salaries and Benefits

Hub Group’s salaries and benefits increased to $45.0 million in 2017 from $43.6 million in 2016.  As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.9% in 2017 from 5.1% in 2016.

The Hub segment salaries and benefits increase of $1.8 million was primarily due to increases in severance expense of $2.8 million, $1.9 million related to higher headcount and annual merit increases, $0.3 million of compensation expense related to restricted stock, employee benefits and commissions of $0.1 million each. These increases were offset by a decrease in employee bonus expense of $3.4 million.

Mode’s salaries and benefits expense decreased to $3.5 million in 2017 from $3.8 million in 2016 due primarily to a decrease in employee bonus expense.

Hub Group’s headcount as of June 30, 2017 was 1,726, which excludes drivers, as driver costs are included in transportation costs.  As of June 30, 2017, Mode had 115 employees.

Agent Fees and Commissions

Hub Group’s agent fees and commissions decreased to $17.0 million in 2017 from $18.4 million in 2016.  As a percentage of revenue, these expenses decreased to 1.8% in 2017 from 2.1% in 2016.

The Mode segment agent fees and commissions decrease of $1.3 million was due primarily to the decrease in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $20.1 million in 2017 from $16.1 million in 2016.  These expenses, as a percentage of revenue, increased to 2.2% in 2017 from 1.9% in 2016.

The Hub segment increase of $4.1 million was due primarily to increases in expenses related to due diligence and acquisition costs of $1.4 million, IT consulting and professional service expense of $1.4 million, an increase in losses on the sale of equipment of $0.5 million, IT maintenance expense of $0.4 million and rent expense of $0.3 million.

Mode’s general and administrative expenses decreased to $1.8 million 2017 from $1.9 million in 2016 due primarily to a decrease in bad debt expense.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $2.5 million in 2017 from $2.1 million in 2016.  This expense as a percentage of revenue remained consistent at 0.3% in both 2017 and 2016.

The Hub segment depreciation expense increased to $2.2 million in 2017 from $1.8 million in 2016.  This increase was related primarily to more depreciation related to additional computer software.

Mode’s depreciation expense remained consistent at $0.3 million in both 2017 and 2016.

Other Income (Expense)

Total other expense increased to $0.8 million of expense in 2017 from $0.5 million of expense in 2016 due to less foreign currency translation gains in 2017 and an increase in interest expense related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes decreased to $6.2 million in 2017 from $13.1 million in 2016.  This decrease was primarily due to the decrease in pretax income.  We provided for income taxes using an effective rate of 39.4% in 2017 and an effective rate of 38.8% in 2016.  The 2017 effective tax rate was higher due to state taxes net of federal benefit being concentrated in states with higher apportionment percentages.

Net Income

Net income decreased to $9.5 million in 2017 from $20.7 million in 2016 due primarily to decreased margin, higher operating expenses and higher interest expense, partially offset by lower income tax expense in 2017.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table summarizes our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2017				Ended June 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$876,189	$234,322	$(28,103)	$1,082,408	$851,940	$229,329	$(40,117)	$1,041,152
Truck brokerage	211,644	161,069	(695)	372,018	164,550	148,722	(502)	312,770
Logistics	294,507	89,534	(20,506)	363,535	247,261	62,704	(2,471)	307,494
Total revenue	$1,382,340	$484,925	$(49,304)	$1,817,961	$1,263,751	$440,755	$(43,090)	$1,661,416

Revenue

Hub Group’s revenue increased to $1.8 billion in 2017 from $1.7 billion in 2016.

The Hub segment revenue increased 9.4% to $1.4 billion. Intermodal revenue increased 3% to $876.2 million primarily due to higher fuel revenue and 1% higher volume.  This increase was partially offset by a decrease in price.  Truck brokerage revenue increased 29% to $211.6 due to a 16% volume increase and fuel, mix, and price combined were up 13%.  Logistics revenue increased 19% to $294.5 million and related primarily to growth of new customers on-boarded in the second half of 2016 and in the first half of 2017.

Mode’s revenue increased 10.0% to $484.9 million in 2017 from $440.8 million in 2016.  Mode’s intermodal revenue increased 2%, truck brokerage revenue increased 8% and logistics revenue increased 43% primarily due to a new customer on-boarded in the second half of last year.

The following is a summary of operating results for our business segments (in thousands):

	Six Months				Six Months
	Ended June 30, 2017				Ended June 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,382,340	$484,925	$(49,304)	$1,817,961	$1,263,751	$440,755	$(43,090)	$1,661,416
Transportation costs	1,237,978	426,385	(49,304)	1,615,059	1,101,522	380,107	(43,090)	1,438,539
Gross margin	144,362	58,540	-	202,902	162,229	60,648	-	222,877

Costs and expenses:
Salaries and benefits	81,164	7,053	-	88,217	79,883	7,582	-	87,465
Agent fees and commissions	31	35,000	-	35,031	27	35,235	-	35,262
General and administrative	36,810	4,128	-	40,938	28,948	3,779	-	32,727
Depreciation and amortization	4,357	604	-	4,961	3,644	639	-	4,283
Total costs and expenses	122,362	46,785	-	169,147	112,502	47,235	-	159,737

Operating income	$22,000	$11,755	$-	$33,755	$49,727	$13,413	$-	$63,140

Transportation Costs

Hub Group’s transportation costs increased 12.3% to $1.6 billion in 2017 from $1.4 billion in 2016.  Transportation costs in 2017 consisted of purchased transportation costs of $1.43 billion and equipment and driver related costs of $182.2 million compared to 2016 costs of purchased transportation of $1.26 billion and equipment and driver related costs of $178.8 million.

The Hub segment transportation cost increased by 12.4% to $1.2 billion in 2017 from $1.1 billion in 2016.  Hub segment transportation costs in 2017 included $1.1 billion in purchased transportation up from $924.1 million in 2016.  The 14.4% increase was due primarily to rail cost increases, an increase in fuel costs and higher volumes.  Equipment and driver related costs increased 1.8% to $180.6 million in 2017 from $177.4 million in 2016 due primarily an increase in fuel costs and depreciation.

The Mode segment transportation costs increased 12.2% to $426.4 million in 2017 from $380.1 million in 2016.  Mode segment transportation costs are primarily purchased transportation costs which increased due to higher rail costs, fuel costs, and increased business levels in logistics.

Gross Margin

Hub Group’s gross margin decreased 9.0% to $202.9 million in 2017 from $222.9 million in 2016.

The Hub segment gross margin decreased 11.0% to $144.4 million.  Hub’s $17.9 million gross margin decrease resulted from a decrease in margin in intermodal partially offset by an increase in margin for truck brokerage and logistics.  Intermodal gross margin decreased primarily because of lower customer prices than last year and rail cost increases partially offset by improving loaded miles and more favorable mix.   Truck brokerage margin increased because of growth with targeted customer accounts.  Logistics gross margin increased due to growth with new and existing customers.

As a percentage of Hub segment revenue, gross margin decreased to 10.4% in 2017 from 12.8% in 2016.  Intermodal gross margin as a percentage of sales decreased 260 basis points because of lower customer prices than last year and rail cost increases partially offset by improving loaded miles and more favorable mix.  Truck brokerage gross margin as a percentage of sales was down 360 basis points due to lower customer contract rates, increased costs, and a change in customer mix.  Logistics gross margin as a percentage of sales was down 130 basis points due to changes in customer mix and start-up costs associated with new customer on-boardings.

Mode’s gross margin decreased 3.5% to $58.5 million in 2017 from $60.6 million in 2016 due primarily to decreases in intermodal and truck brokerage offset by an increase in logistics.  Mode’s gross margin as a percentage of revenue decreased to 12.1% in 2017 from 13.8% in 2016.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended
	June 30,
	2017	2016

Revenue	100.0%	100.0%

Transportation costs	88.8	86.6

Gross margin	11.2	13.4

Costs and expenses:
Salaries and benefits	4.8	5.3
Agent fees and commissions	1.9	2.1
General and administrative	2.3	2.0
Depreciation and amortization	0.3	0.2
Total costs and expenses	9.3	9.6

Operating income	1.9	3.8

Salaries and Benefits

Hub Group’s salaries and benefits increased to $88.2 million in 2017 from $87.5 million in 2016.  As a percentage of revenue, salaries and benefits decreased to 4.8% in 2017 from 5.3% in 2016.

The Hub segment increase of $1.3 million to $81.2 million in 2017 from $79.9 million in 2016 was due to increases of $4.6 million related to an increase in headcount and annual merit increases, $2.1 million of severance expense, $0.7 million of compensation expense related to restricted stock and $0.2 million of employee benefits. These increases were partially offset by decreases in employee bonus expense of $5.6 million and commission expense of $0.7 million.

Mode’s salaries and benefits expense decreased to $7.1 million in 2017 from $7.6 million in 2016.  The decrease was related primarily to employee bonus expense.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses decreased to $35.0 million in 2017 from $35.3 million in 2016.  As a percentage of revenue, these expenses decreased to 1.9% in 2017 from 2.1% in 2016.

The Mode segment agent fees and commissions decrease of $0.2 million was due primarily to the decrease in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $40.9 million in 2017 from $32.7 million in 2016.  As a percentage of revenue, these expenses increased to 2.3% in 2017 from 2.0% in 2016.

The Hub segment increase in general and administrative expense to $36.8 million in 2017 from $28.9 million in 2016 was due primarily to increases in IT consulting and professional service expense of $3.0 million, expenses related to due diligence and acquisition costs of $2.3 million, IT repairs and maintenance expense of $0.8 million, travel and entertainment of $0.6 million, an increase in losses on the sale of equipment of $0.5 million as well as increases in equipment lease expense, bad debt expense and rent expense of $0.2 million each.

Mode’s general and administrative expenses increased to $4.1 million in 2017 from $3.8 million in 2016.  The increase was primarily due to increases in bad debt expense of $0.3 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $5.0 million in 2017 from $4.3 million in 2016.  This expense as a percentage of revenue increased to 0.3% in 2017 from 0.2% in 2016.

The Hub segment’s depreciation expense increased to $4.4 million in 2017 from $3.6 million in 2016.  This increase was related primarily to depreciation for computer software.

Mode’s depreciation remained consistent at $0.6 million in both 2017 and 2016.

Other Income (Expense)

Total other expense increased to $1.6 million in 2017 from $0.4 million in 2016 due to less foreign currency translation gains in 2017 and an increase in interest expense related to our tractor and container debt.

Provision for Income Taxes

The provision for income taxes decreased to $12.3 million in 2017 from $24.1 million in 2016.  This decrease was primarily due to the decrease in pretax income.  Our effective rate was 38.2% in 2017 and 38.4% in 2016.  The 2017 effective tax rate is lower due to the net effect of a decrease related to stock-based compensation and an increase related to unrecognized tax benefits.  We expect our effective tax rate for the whole year to range between 38.8% and 39.3%.

Net Income

Net income decreased to $19.9 million in 2017 from $38.6 million in 2016 due primarily to decreased margin, higher operating expenses and lower other income, partially offset by lower income tax expense in 2017.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2017, we funded operations, capital expenditures, capital leases, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the six months ended June 30, 2017 was approximately $63.1 million, which resulted primarily from income of $19.9 million adjusted for non-cash charges of $38.2 million and a change in operating assets and liabilities of $5.0 million.

Cash provided by operating activities decreased $9.3 million in 2017 versus 2016.  The decrease was due primarily to the decrease in net income of $18.8 million, partially offset by increases in non-cash charges of $5.0 million and operating assets and liabilities of $4.5 million in 2017.

Net cash used in investing activities for the six months ended June 30, 2017 was $27.2 million.  Capital expenditures of $29.6 million related primarily to containers of $14.6 million, technology investments of $8.7 million, transportation equipment of $5.4 million and the remainder for leasehold improvements.

In 2017, we expect to purchase 2,100 containers with the possibility of receiving another 1,900 containers based on need which will be financed with debt.  As of the date of this report, we had already received 1,500 of the containers.  We are also investing in technology projects including transportation management systems and satellite tracking.

We estimate our capital expenditures will range from $85 million to $95 million for the year.

Net cash used in investing activities for the six months ended June 30, 2016 was $24.1 million.  The net cash used in investing activities increased $3.2 million in 2017 from 2016 and was due primarily to technology investments.

The net cash used in financing activities for the six months ended June 30, 2017 was $11.7 million, which resulted from the repayment of long-term debt of $23.1 million, stock tendered for payments of withholding taxes of $3.3 million and capital lease payments of $1.4 million, partially offset by proceeds from the issuance of debt of $16.1 million.

The decrease in net cash used in financing activities of $80.3 million from 2017 versus 2016 is primarily due to the decrease in the purchases of treasury stock of $85.0 million.

In 2017, we expect our cash paid for taxes to be less than 2016 and closer to our income tax expense because of lower pretax income and smaller favorable timing differences between the 2017 tax return and financial statement depreciation.

We have standby letters of credit that expire at various dates in 2017.  As of June 30, 2017, our letters of credit were $13.5 million.

Our unused and available borrowings under our bank revolving line of credit were $36.5 million as of June 30, 2017 and $38.2 as of December 31, 2016.  We were in compliance with our debt covenants as of June 30, 2017.

On July 1, 2017, we entered into a new $350 million Credit Agreement.  The Credit Agreement replaces the Restated Credit Agreement dated December 12, 2013.  See Note 9 for further discussion.  Based on the new debt agreement, the borrowings to complete the Estenson acquisition, the assumed debt as part of the acquisition, the new debt related to container purchases and amortizing the deferred financing fees, we expect interest expense going forward will be approximately $2.4 million per quarter.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2017. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 5 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the six months ended June 30, 2017.

As of June 30, 2017 and December 31, 2016, other than our outstanding letters of credit, we had no outstanding obligations under our bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2017, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2017.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.	Legal Proceedings

During the six months ended June 30, 2017, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, except those disclosed in Note 7 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.	Risk Factors

During the six months ended June 30, 2017, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We do not currently have a share repurchase plan in place.  During the second quarter of 2017, we purchased 3,404 shares at a weighted average price of $40.54 per share related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	July 28, 2017	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Purchase Agreement dated May 25, 2017 by and between Estenson Logistics, LLC, Truline Corporation, the equity holders named therein, and Hub Group Trucking, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on May 26, 2017).

2.2

Amendment No. 1 to Purchase agreement dated July 1, 2017 by and between Estenson Logistics, LLC, Truline Corporation, the equity holders named therein, and Hub Group Trucking, Inc. (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed with the SEC on July 6, 2017).

2.3

Credit Agreement dated July 1, 2017 among Hub Group, Inc., Hub City Terminals, the Guarantors, the Lenders and Bank of Montreal (incorporated by reference to Exhibit 10.1 to our current report on Form 8-Kfile with the SEC on July 6,2017).

3.1	Amended and Restated Bylaws of Hub Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K dated February 18, 2016 and filed February 23, 2016, File No. 000-27754)

14

Hub Group, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Registrant’s report on Form 8-K dated February 17, 2017 and filed February 23, 2017, File No. 000-27754)

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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.