Form 10-Q
period 2017-09-30
Hub Group, Inc.
filed 2017-10-31
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 or

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

On October 26, 2017, the registrant had 33,451,445 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$18,558	$127,404
Accounts receivable trade, net	532,538	473,608
Accounts receivable other	10,017	4,331
Prepaid taxes	12,134	294
Prepaid expenses and other current assets	21,216	16,653
TOTAL CURRENT ASSETS	594,463	622,290

Restricted investments	24,066	20,877
Property and equipment, net	547,881	438,594
Other intangibles, net	75,772	11,844
Goodwill, net	348,506	262,376
Other assets	9,175	4,278
TOTAL ASSETS	$1,599,863	$1,360,259

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$313,511	$266,555
Accounts payable other	30,115	21,070
Accrued payroll	25,245	36,223
Accrued other	53,609	46,013
Current portion of capital lease	2,754	2,697
Current portion of long term debt	73,052	45,163
TOTAL CURRENT LIABILITIES	498,286	417,721

Long term debt	214,032	115,529
Non-current liabilities	29,181	23,595
Long term portion of capital lease	8,418	10,576
Deferred taxes	182,464	164,659

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2017 and 2016	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2017 and 2016; 33,451,445 shares outstanding in 2017 and 33,192,982 shares outstanding in 2016	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2017 and 2016	7	7
Additional paid-in capital	170,355	173,565
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	770,773	735,563
Accumulated other comprehensive loss	(172)	(273)
Treasury stock; at cost, 7,773,347 shares in 2017 and 8,031,810 shares in 2016	(258,435)	(265,637)
TOTAL STOCKHOLDERS' EQUITY	667,482	628,179
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,599,863	$1,360,259

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016

Revenue	$1,054,360	$932,814	$2,872,321	$2,594,230
Transportation costs	937,836	821,360	2,552,895	2,259,899
Gross margin	116,524	111,454	319,426	334,331

Costs and expenses:
Salaries and benefits	49,126	42,610	137,343	130,075
Agent fees and commissions	19,072	19,072	54,103	54,334
General and administrative	22,403	17,641	63,341	50,368
Depreciation and amortization	4,254	2,276	9,215	6,559
Total costs and expenses	94,855	81,599	264,002	241,336

Operating income	21,669	29,855	55,424	92,995

Other income (expense):
Interest expense	(2,345)	(888)	(4,474)	(2,655)
Interest and dividend income	58	104	388	286
Other, net	404	27	597	1,178
Total other expense	(1,883)	(757)	(3,489)	(1,191)

Income before provision for income taxes	19,786	29,098	51,935	91,804

Provision for income taxes	4,452	11,174	16,725	35,243

Net income	$15,334	$17,924	$35,210	$56,561

Other comprehensive income:
Foreign currency translation adjustments	9	(10)	101	(63)

Total comprehensive income	$15,343	$17,914	$35,311	$56,498

Basic earnings per common share	$0.46	$0.54	$1.06	$1.66

Diluted earnings per common share	$0.46	$0.54	$1.06	$1.66

Basic weighted average number of shares outstanding	33,227	33,212	33,217	34,098
Diluted weighted average number of shares outstanding	33,335	33,366	33,323	34,172

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$35,210	$56,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,531	32,665
Deferred taxes	19,983	13,269
Compensation expense related to share-based compensation plans	7,402	6,318
Loss (gain) on sale of assets	360	(382)
Excess tax benefits from share based compensation	-	(524)
Changes in operating assets and liabilities:
Restricted investments	(3,189)	545
Accounts receivable, net	(37,448)	(62,324)
Prepaid taxes	(11,839)	(1,609)
Prepaid expenses and other current assets	(3,059)	1,244
Other assets	(3,505)	961
Accounts payable	51,459	37,080
Accrued expenses	(13,179)	(6,968)
Non-current liabilities	1,419	2,181
Net cash provided by operating activities	87,145	79,017

Cash flows from investing activities:
Proceeds from sale of equipment	3,052	1,573
Purchases of property and equipment	(39,936)	(59,883)
Acquisitions, net of cash acquired	(165,933)	-
Net cash used in investing activities	(202,817)	(58,310)

Cash flows from financing activities:
Proceeds from issuance of debt	73,606	36,100
Repayments of long term debt	(59,921)	(25,074)
Stock tendered for payments of withholding taxes	(3,410)	(2,484)
Purchase of treasury stock	-	(100,000)
Capital lease payments	(2,101)	(1,965)
Excess tax benefits from share-based compensation	-	212
Payment of debt issuance costs	(1,397)	-
Net cash provided by (used in) financing activities	6,777	(93,211)

Effect of exchange rate changes on cash and cash equivalents	49	(50)

Net decrease in cash and cash equivalents	(108,846)	(72,554)
Cash and cash equivalents beginning of the period	127,404	207,749
Cash and cash equivalents end of the period	$18,558	$135,195

Supplemental disclosures of cash paid for:
Interest	$4,033	$2,636
Income taxes	$12,880	$26,826

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.	Acquisition

Hub Group Trucking (HGT), a wholly owned subsidiary of Hub Group, Inc., acquired all of the outstanding equity interests of Estenson Logistics, LLC (“Estenson”) on July 1, 2017 (the “Estenson Acquisition”).  Estenson is now our wholly owned subsidiary, operating under the name Hub Group Dedicated (“HGD”).  As a result of the Estenson Acquisition, HGT acquired substantially all of the assets of Estenson, which include tractors and trailers, as well as assumed certain liabilities, including equipment debt.  HGD is included in the Hub segment.

HGD has an operating fleet of approximately 1,000 tractors and over 3,600 trailers.  Dedicated services have been requested by our customers and we believe HGD is an excellent service offering that we can provide to our customers.

The base purchase price for Estenson was approximately $285 million, including contingent consideration related to an earn-out provision included in the Purchase Agreement, which will not exceed $6 million and is based on Estenson’s EBITDA results through June 30, 2019.  In accordance with the agreement, the base purchase price was adjusted by the assumed debt to arrive at the final consideration of $172 million.  To facilitate the acquisition, we assumed $113 million of Estenson debt and paid $166 million in cash, including $55 million of cash, which was borrowed under our new line of credit (See Note 6).

The following table summarizes the total purchase price allocated to the net assets acquired (in thousands):

Cash paid	$165,945
Consideration payable	1,366
Contingent consideration, fair value	4,703
Total consideration	172,014
Equipment debt assumed	112,677
Total base purchase price	$284,691

Pending finalization of the fair market value of assets acquired and liabilities assumed, revenue and lease contracts, and deferred taxes related to tax valuation/tax goodwill the measurement period remains open.  The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

July 1, 2017
Cash and cash equivalents	$12
Accounts receivable trade	27,000
Accounts receivable other	165
Prepaid expenses and other current assets	1,500
Property and equipment	128,477
Other intangibles	66,400
Goodwill	86,294
Other assets	64
Total assets acquired	$309,912

Accounts payable trade	$4,542
Accrued payroll	5,661
Accrued other	15,018
Equipment debt	112,677
Total liabilities assumed	$137,898

Total consideration	$172,014

The Estenson acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of July 1, 2017 with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized in the Estenson acquisition was primarily attributable to potential expansion and future development of the acquired business.  The fair value assigned to the customer relationships identifiable intangible was determined using an income approach based on management’s estimates and assumptions. The fair value assigned to the property and equipment was determined based on a market approach. A probability weighted expected return model was used to estimate the value of the contingent consideration.  Equipment debt was valued using a discounted cash flow analysis whereby future contractual principal repayments and interest payments for each instrument were discounted to the purchase date at a risk-adjusted discount rate.

We incurred approximately $1.6 million of acquisition costs associated with this transaction prior to the closing date that are reflected in general and administrative expense in the Unaudited Consolidated Statements of Income for the nine months ended September 30, 2017.

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	September 30, 2017	Life
Customer relationships	$66,000	$1,100	$64,900	15 years
Trade name	400	400	-	3 months

The above intangible assets are amortized using the straight-line method.  Amortization expense related to this acquisition for both the three and nine month periods ended September 30, 2017 was $1.5 million.  The intangible assets have a weighted average useful life of approximately 15 years.  Amortization expense related to HGD for the next five years is as follows (in thousands):

Remainder 2017	$1,100
2018	4,400
2019	4,400
2020	4,400
2021	4,400

The following unaudited pro forma consolidated results of operations for 2017 and 2016 assume that the acquisition of Estenson was completed as of January 1, 2016 (in thousands, except for per share amounts):

Three Months
Ended
September 30, 2016
Revenue	$988,345
Net income	$20,249
Earnings per share
Basic	$0.61
Diluted	$0.61

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2017	September 30, 2016
Revenue	$2,986,342	$2,752,660
Net income	$39,387	$62,212
Earnings per share
Basic	$1.19	$1.82
Diluted	$1.18	$1.82

The unaudited pro forma consolidated results for the three and nine month periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and HGD. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2016.

NOTE 3.	Business Segments

We report two distinct business segments.  The first segment is Mode, which includes the Mode Transportation, LLC (“Mode LLC”) business we acquired on April 1, 2011.  The second segment is Hub, which is all business other than Mode.

Hub offers comprehensive intermodal, truck brokerage, dedicated and logistics services.  Our employees operate the freight through a network of operating centers located in the United States, Canada and Mexico.  Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads.  Hub has full time employees located throughout the United States, Canada and Mexico.

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

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended September 30, 2017				Ended September 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$820,802	$258,696	$(25,138)	$1,054,360	$716,699	$251,611	$(35,496)	$932,814
Transportation costs	734,747	228,227	(25,138)	937,836	638,154	218,702	(35,496)	821,360
Gross margin	86,055	30,469	-	116,524	78,545	32,909	-	111,454

Costs and expenses:
Salaries and benefits	45,727	3,399	-	49,126	38,775	3,835	-	42,610
Agent fees and commissions	15	19,057	-	19,072	20	19,052	-	19,072
General and administrative	20,520	1,883	-	22,403	15,969	1,672	-	17,641
Depreciation and amortization	3,962	292	-	4,254	1,959	317	-	2,276
Total costs and expenses	70,224	24,631	-	94,855	56,723	24,876	-	81,599

Operating income	$15,831	$5,838	$-	$21,669	$21,822	$8,033	$-	$29,855

Capital Expenditures	$10,170	$173	$-	$10,343	$34,411	$255	$-	$34,666

The following tables summarize our revenue by segment and business line (in thousands) for the quarter ended September 30:

	Three Months				Three Months
	Ended September 30, 2017				Ended September 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$473,998	$123,194	$(13,665)	$583,527	$466,283	$126,052	$(21,857)	$570,478
Truck brokerage	113,179	87,242	(634)	199,787	96,906	79,627	(174)	176,359
Logistics	175,679	48,260	(10,794)	213,145	153,510	45,932	(13,465)	185,977
Dedicated	57,946	-	(45)	57,901	-	-	-	-
Total revenue	$820,802	$258,696	$(25,138)	$1,054,360	$716,699	$251,611	$(35,496)	$932,814

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Nine Months				Nine Months
	Ended September 30, 2017				Ended September 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,203,142	$743,621	$(74,442)	$2,872,321	$1,980,450	$692,366	$(78,586)	$2,594,230
Transportation costs	1,972,725	654,612	(74,442)	2,552,895	1,739,676	598,809	(78,586)	2,259,899
Gross margin	230,417	89,009	-	319,426	240,774	93,557	-	334,331

Costs and expenses:
Salaries and benefits	126,891	10,452	-	137,343	118,658	11,417	-	130,075
Agent fees and commissions	46	54,057	-	54,103	47	54,287	-	54,334
General and administrative	57,330	6,011	-	63,341	44,917	5,451	-	50,368
Depreciation and amortization	8,319	896	-	9,215	5,603	956	-	6,559
Total costs and expenses	192,586	71,416	-	264,002	169,225	72,111	-	241,336

Operating income	$37,831	$17,593	$-	$55,424	$71,549	$21,446	$-	$92,995

Capital Expenditures	$39,732	$204	$-	$39,936	$59,356	$527	$-	$59,883

	As of September 30, 2017				As of December 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,421,628	$184,996	$(6,761)	$1,599,863	$1,178,110	$191,374	$(9,225)	$1,360,259
Goodwill	319,117	29,389	-	348,506	232,987	29,389	-	262,376

The following tables summarize our revenue by segment and business line (in thousands) for the nine months ended September 30:

	Nine Months				Nine Months
	Ended September 30, 2017				Ended September 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,350,187	$357,516	$(41,768)	$1,665,935	$1,318,223	$355,379	$(61,974)	$1,611,628
Truck brokerage	324,823	248,311	(1,330)	571,804	261,456	228,350	(676)	489,130
Logistics	470,186	137,794	(31,299)	576,681	400,771	108,637	(15,936)	493,472
Dedicated	57,946	-	(45)	57,901	-	-	-	-
Total revenue	$2,203,142	$743,621	$(74,442)	$2,872,321	$1,980,450	$692,366	$(78,586)	$2,594,230

NOTE 4.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2017	2016	2017	2016

Net income for basic and diluted earnings per share	$15,334	$17,924	$35,210	$56,561
Weighted average shares outstanding - basic	33,227	33,212	33,217	34,098
Dilutive effect of stock options and restricted stock	108	154	106	74
Weighted average shares outstanding - diluted	33,335	33,366	33,323	34,172
Earnings per share - basic	$0.46	$0.54	$1.06	$1.66
Earnings per share - diluted	$0.46	$0.54	$1.06	$1.66

NOTE 5.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable and long term debt approximated fair value as of September 30, 2017 and December 31, 2016 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of September 30, 2017 and December 31, 2016, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts (DDAs) and Savings Accounts.

Restricted investments, as of September 30, 2017 of $24.1 million and December 31, 2016 of $20.9 million, included mutual funds which are reported at fair value.

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

We have standby letters of credit that expire at various dates in 2017 and 2018.  As of September 30, 2017, our letters of credit were $13.5 million.

On July 1, 2017, we entered into a $350 million unsecured credit agreement (the "Credit Agreement"). The Credit Agreement replaces the Amended and Restated Credit Agreement dated December 12, 2013 (“2013 Credit Agreement”). The Company used the Credit Agreement to finance, in part, the Estenson Acquisition.

Our unused and available borrowings under our new Credit Agreement were $286.5 million as of September 30, 2017. Our unused and available borrowings under the 2013 Credit Agreement were $38.2 million as of December 31, 2016. We were in compliance with our debt covenants as of September 30, 2017.

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

We incurred $1.4 million of financing costs related to the Credit Agreement during the third quarter of 2017, which we capitalized and will amortize to interest expense over the term of the agreement.  The unamortized balance of $1.3 million is included in Other assets in the Unaudited Consolidated Balance Sheet as of September 30, 2017.

In addition to borrowings under our new credit agreement, we have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	Period Ended
	September 30,	December 31,
	2017	2016
	(in thousands except principal and interest payments)

Revolving line of credit	$50,000	$-

Secured Equipment Notes due on various dates in 2024 with monthly principal and interest payments between $403 and $83,000 commencing on various dates in 2017; interest is paid monthly at a fixed annual rate between 2.85% and 3.28%	12,388	-

Secured Equipment Notes due on various dates in 2023 with monthly principal and interest payments between $669 and $41,238 commencing on various dates in 2016 and 2017; interest is paid monthly at a fixed annual rate between 2.23% and 3.12%	11,554	-

Secured Equipment Notes due on various dates in 2022 with monthly principal and interest payments between $3,030 and $254,190 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.87%	32,517	-

Secured Equipment Notes due on various dates in 2021 with monthly principal and interest payments between $1,940 and $326,333 commencing on various dates from 2014 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	81,176	59,836

Secured Equipment Notes due on various dates in 2020 with monthly principal and interest payments between $6,175 and $398,496 commencing on various dates from 2013 to 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.78%	57,305	48,633

Secured Equipment Notes due on various dates in 2019 with monthly principal and interest payments between $1,594 and $444,000 commencing on various dates from 2013 to 2015; interest is paid monthly at a fixed annual rate between 1.87% and 2.62%	40,803	49,464

Secured Equipment Notes due in June 2018 with monthly or quarterly principal and interest payments between $542 and $480,000 commencing on various dates from 2012 to 2014; interest is paid quarterly at a fixed annual rate between 1.89% and 4.45%	1,280	2,759

Secured Equipment Notes due on various dates in 2017 with monthly principal and interest payments between $12,964 and $19,792 commencing on various dates in 2012 and 2013; interest is paid monthly at a fixed annual rate between 2.06% and 2.11%	61	-
	287,084	160,692

Less current portion	(73,052)	(45,163)
Total long-term debt	$214,032	$115,529

NOTE 7.	Commitments and Contingencies

In November 2016, we committed to acquire 4,000 53’ containers.  We expect the total purchase price of these containers to be approximately $40 million.  As of October 21, 2017, we have received 2,156 containers.  We anticipate receiving another 394 containers by the end of the year, with the remaining 1,450 to be delivered in 2018. We will be financing the purchase of this equipment with secured fixed rate debt.

We have entered in various agreements to purchase 154 tractors for a purchase price of approximately $18 million.  The equipment is expected to be delivered from October 2017 to January 2018.  We will be financing the purchase of this equipment with secured fixed rate debt.

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

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times.  Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, Hub Group Trucking decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of September 30, 2017, 93% of the California drivers have accepted the settlement offers which were paid in 2015 or earlier.  In late 2014, Hub Group Trucking decided to convert its model from independent contractors to employee drivers in California.  In early 2016, Hub Group Trucking closed its operations in Southern California.

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

On February 17, 2017, with the stipulation of the parties, the Court entered an Order dismissing, without prejudice, all of the individual Defendants and accepting the parties’ agreement that jurisdiction and venue are proper in the San Bernardino Superior Court and that Defendants will not seek to remove the case to federal district court.  On April 12, 2017, the Court denied Defendants’

motion to dismiss based on insufficiency of the PAGA letter notice.  On October 5, 2017, Plaintiffs served an amended complaint, in part dismissing the previously named individuals as Defendants.

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

On October 26, 2016, Lubinski filed a motion to dismiss for lack of federal subject-matter jurisdiction and a motion for leave to file an amended complaint, attempting to “clarify” the putative class definition and arguing that the Class Action Fairness Act’s exceptions to jurisdiction apply.    In early 2017, Plaintiff’s counsel advised Hub Group Trucking that Lubinski would no longer challenge federal jurisdiction.  On February 15, 2017, the District Court adopted the parties’ stipulation and found that there is federal subject-matter jurisdiction.  On March 22, 2017, the U.S. Court of Appeals for the Sixth Circuit granted Plaintiff’s motion to recall the mandate and reinstate Lubinski’s appeal of the district court’s order dismissing the case.  On June 8, 2017, the Sixth Circuit issued an Opinion affirming the District Court’s dismissal of Plantiff’s claims.  On June 30, 2017, the Sixth Circuit issued the Mandate in the case, which terminates the 6th Circuit appeal proceedings.  Plaintiff had until September 6, 2017, to ask the U.S. Supreme Court to review the case.  Plaintiff did not file any petition with the Supreme Court, so the case is completed.

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

NOTE 9.New Pronouncements

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

The FASB has recently issued several amendments to the standard, including clarification on the accounting for principal vs agent and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented, if material.  We will elect to record sales tax on a net basis.  We do not expect this election to have a material impact on our consolidated financial statements.

Early application is permitted for annual reporting periods beginning after December 15, 2016.  We plan to adopt this standard January 1, 2018, as required.

While we are continuing to assess all potential impacts of the standard, other than additional disclosures, we do not anticipate that this standard will have a material impact on our consolidated financial statements.  We have identified and analyzed our revenue streams and continue to analyze our current and historical contracts.

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

NOTE 10.Income Taxes

The provision for income taxes is based on a current estimate of the annual effective income tax rate adjusted to reflect the impact of discrete items.  Our effective income tax rate was 22.5% and 32.2% for the three and nine months ended September 30, 2017, respectively, as compared to 38.4% for both the three and nine months ended September 30, 2016.  The lower tax rates for 2017 were driven primarily by the impact of domestic production activities deductions.

NOTE 11.Subsequent Events

In October 2017, we entered into various agreements to purchase 38 tractors and 45 trailers for a purchase price of approximately $6 million.  The equipment is expected to be delivered by the end of 2017.  We will be financing the purchase of this equipment with secured fixed rate debt.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. All forward-looking statements are based upon information available to us on the date of this report.  Except as required by law, we expressly disclaim any obligations to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage, dedicated and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, aggressive pricing, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	our inability to price our services at high enough rates to maintain our historical margin levels;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	changes in the cost of services from rail, drayage, trucking, owner-operator drivers or other vendors and market pressures on company driver compensation;
•	increases in costs related to any reclassification or change in our treatment of drivers or owner-operators due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	inability to successfully protect our data against cyber-attacks;
•	significant deterioration in our customers’ financial condition or bankruptcy, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining, enhancing and transforming our information technology systems;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;
•	awards received during annual customer bids not materializing;
•	loss of Mode LLC sales only agents or independent business owners (“IBOs”);

•	inability to recruit and retain key personnel and Mode LLC sales-only agents and IBOs;
•	inability to recruit and maintain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts;
•	inability to integrate the HGD business;
•	inability to identify, close and/or successfully integrate any future business combinations; and
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity.

EXECUTIVE SUMMARY

Hub Group, Inc.  (“we”, “us” or “our”) reports two distinct business segments.  The first segment is “Mode,” which includes the acquired Mode LLC business only.  The second segment is “Hub,” which is all business other than Mode. Hub Group (as opposed to just Hub), refers to the consolidated results for the whole company, including both the Mode and Hub segments.  For the segment financial results, refer to Note 3 to the unaudited consolidated financial statements.

We are one of the largest intermodal marketing companies (“IMC”) in the United States and a multi modal transportation provider offering intermodal, truck brokerage, dedicated and logistics services.  We operate through a nationwide network of operating centers and independent business owners.

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

For the quarter ended September 30, 2017, approximately 53% of Hub’s drayage needs were met by our subsidiary, Hub Group Trucking, Inc., which assists us in providing reliable, cost effective intermodal services to our customers.  As of September 30, 2017, Hub Group Trucking leased or owned 915 tractors, owned 345 trailers, employed 1,011 drivers and contracted with 1,586 owner-operators for their services and equipment.

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

Our new dedicated service line, HGD, contracts with customers looking to outsource a portion of their transportation needs. We offer an exclusive dedicated fleet of equipment and drivers, as well as the management and infrastructure to operate according to the customer’s high service expectations. Our dedicated service line currently operates a fleet of approximately 986 tractors and 3,665 trailers at 119 locations throughout the United States.  As of September 30, 2017, HGD employed 1,269 drivers.

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

Hub’s yield management group works with pricing, account management and operations to enhance Hub’s customer margins.  We are working on margin enhancement projects including increasing prices, matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, reducing our drayage and accessorial costs, and reviewing and improving low contribution freight.

Hub’s top 50 customers represent approximately 64% of the Hub segment revenue for the nine months ended September 30, 2017.  We use various performance indicators to manage our business.  We closely monitor margin and volume for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 175 agents, consisting of 102 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 73 sales only agents.  Mode also has a corporate offices in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and corporate offices in Memphis.  Mode’s top 20 customers represent approximately 39% of the Mode segment revenue for the nine months ended September 30, 2017.  We closely monitor revenue and margin for these customers.  We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended September 30:

	Three Months				Three Months
	Ended September 30, 2017				Ended September 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$473,998	$123,194	$(13,665)	$583,527	$466,283	$126,052	$(21,857)	$570,478
Truck brokerage	113,179	87,242	(634)	199,787	96,906	79,627	(174)	176,359
Logistics	175,679	48,260	(10,794)	213,145	153,510	45,932	(13,465)	185,977
Dedicated	57,946	-	(45)	57,901	-	-	-	-
Total revenue	$820,802	$258,696	$(25,138)	$1,054,360	$716,699	$251,611	$(35,496)	$932,814

Revenue

Hub Group’s revenue increased 13.0% to $1,054.4 million in 2017 from $932.8 million in 2016.

The Hub segment revenue increased 14.5% to $820.8 million. Intermodal revenue increased 1.7% to $474.0 million primarily due to an increase in fuel revenue and freight rates, partially offset by a slightly unfavorable mix. Truck brokerage revenue increased 16.8% to $113.2 million due to a 3.2% increase in volume, with fuel, price, and mix combined up 13.6%. Logistics revenue increased 14.4% to $175.7 million due to growth with new customers on-boarded this year. Dedicated’s revenue for the quarter was $57.9 million.

Mode’s revenue increased 2.8% to $258.7 million in 2017 from $251.6 million in 2016. Mode’s truck brokerage revenue increased 9.6% and logistics revenue increased 5.1% while intermodal revenue decreased 2.3%.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended September 30, 2017				Ended September 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$820,802	$258,696	$(25,138)	$1,054,360	$716,699	$251,611	$(35,496)	$932,814
Transportation costs	734,747	228,227	(25,138)	937,836	638,154	218,702	(35,496)	821,360
Gross margin	86,055	30,469	-	116,524	78,545	32,909	-	111,454

Costs and expenses:
Salaries and benefits	45,727	3,399	-	49,126	38,775	3,835	-	42,610
Agent fees and commissions	15	19,057	-	19,072	20	19,052	-	19,072
General and administrative	20,520	1,883	-	22,403	15,969	1,672	-	17,641
Depreciation and amortization	3,962	292	-	4,254	1,959	317	-	2,276
Total costs and expenses	70,224	24,631	-	94,855	56,723	24,876	-	81,599

Operating income	$15,831	$5,838	$-	$21,669	$21,822	$8,033	$-	$29,855

Transportation Costs

Hub Group’s transportation costs increased 14.2% to $937.8 million in 2017 from $821.4 million in 2016.  Transportation costs in 2017 consisted of purchased transportation costs of $804.0 million and equipment and driver related costs of $133.8 million compared to 2016 costs of purchased transportation of $728.7 million and equipment and driver related costs of $92.7 million.

The Hub segment transportation costs increased 15.1% to $734.7 million in 2017 from $638.2 million in 2016.  Hub segment transportation costs in 2017 included $601.8 million in purchased transportation, up from $546.5 million in 2016. The 10.1% increase in purchased transportation costs was due primarily to rail cost increases, an increase in fuel costs and higher volumes.  Equipment and driver related costs increased 44.9% to $132.9 million in 2017 from $91.7 million in 2016 due primarily to the equipment and driver related costs of HGD.

The Mode segment transportation costs increased 4.4% to $228.2 million in 2017 from $218.7 million in 2016.  Mode segment transportation costs are primarily purchased transportation costs which increased due to growth in brokerage and logistics and rail cost increases in intermodal.

Gross Margin

Hub Group’s gross margin increased 4.5% to $116.5 million in 2017 from $111.5 million in 2016. Hub Group’s gross margin as a percentage of sales decreased to 11.1% as compared to last year’s 11.9% margin.

The Hub segment gross margin increased 9.6% to $86.1 million.  The Hub segment margin increase of $7.5 million resulted from the addition of HGD and growth in truck brokerage margin partially offset by a decline in intermodal and logistics margin.  Intermodal gross margin decreased primarily because of rail cost increases and higher equipment costs, resulting partially from longer rail transits, partially offset by higher prices and improvement in loaded miles.  Truck brokerage gross margin increased due to changes in customer mix, higher value added business and more spot business.  Logistics gross margin declined primarily due to start-up costs related to new business on boarded this quarter, tighter truck capacity that resulted in higher purchased transportation costs, and changes in customer mix.

As a percentage of revenue, the Hub segment gross margin decreased slightly to 10.5% in 2017 from 11.0% in 2016.  Logistics gross margin as a percentage of sales decreased 250 basis points due to start-up costs related to new business on boarded this quarter, tighter truck capacity that resulted in higher purchased transportation costs, and changes in customer mix.  Intermodal gross margin as a percentage of sales decreased 160 basis points because of rail cost increases and higher equipment costs resulting partially from longer rail transits.  Truck brokerage gross margin as a percentage of sales decreased 100 basis points because of changes in customer mix and higher purchased transportation costs for contractual business.  These decreases were partially offset by the addition of HGD.

Mode’s gross margin decreased to $30.5 million in 2017 from $32.9 million in 2016 due to a decrease in intermodal and truck brokerage margin, partially offset by an increase in logistics gross margin.  Mode’s gross margin as a percentage of revenue decreased to 11.8% in 2017 from 13.1% in 2016 due to a 220 basis point decline in truck brokerage yields, a 130 basis point decline in intermodal yields, and a 30 basis point decline in logistics yields.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	September 30,
	2017	2016

Revenue	100.0%	100.0%

Transportation costs	88.9	88.1

Gross margin	11.1	11.9

Costs and expenses:
Salaries and benefits	4.7	4.6
Agent fees and commissions	1.8	2.0
General and administrative	2.1	1.9
Depreciation and amortization	0.4	0.2
Total costs and expenses	9.0	8.7

Operating income	2.1	3.2

Salaries and Benefits

Hub Group’s salaries and benefits expense increased to $49.1 million in 2017 from $42.6 million in 2016.  As a percentage of revenue, Hub Group’s salaries and benefits increased to 4.7% in 2017 from 4.6% in 2016.

The Hub segment salaries and benefits expense increase of $7.0 million was primarily due to the acquisition of HGD and an increase in salaries expense of $1.2 million, partially offset by a decrease in bonus expense of $1.9 million.

Mode’s salaries and benefits expense decreased to $3.4 million in 2017 from $3.8 million in 2016 due primarily to decreases in employee bonus expense and salaries expense of $0.2 million each.

Hub Group’s headcount as of September 30, 2017 and 2016 was 2,034 and 1,746, respectively, which excludes drivers, as driver costs are included in transportation costs.  As of September 30, 2017 and 2016, Mode had 115 and 129 employees, respectively.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expense remained consistent at $19.1 million in both 2017 and 2016.  As a percentage of revenue, these expenses decreased to 1.8% in 2017 from 2.0% in 2016.

The Mode segment agent fees and commissions expense remained consistent at $19.1 million in both 2017 and 2016.

General and Administrative

Hub Group’s general and administrative expense increased to $22.4 million in 2017 from $17.6 million in 2016.  These expenses, as a percentage of revenue, increased to 2.1% in 2017 from 1.9% in 2016.

The Hub segment increase in general and administrative expense of $4.6 million was due primarily to the acquisition of HGD and increases in IT consulting and professional service expense of $1.2 million, expenses related to a network optimization study of $0.6 million, temporary labor expense of $0.3 million and bad debt expense of $0.2 million, partially offset by a decrease in travel and entertainment expense of $0.3 million.

Mode’s general and administrative expense increased to $1.9 million 2017 from $1.7 million in 2016 due to increased IT maintenance expense, consulting and professional service expenses and bad debt expense.

Depreciation and Amortization

Hub Group’s depreciation and amortization expense increased to $4.3 million in 2017 from $2.3 million in 2016.  This expense as a percentage of revenue increased to 0.4% in 2017 from 0.2% in 2016.

The Hub segment depreciation and amortization expense increased to $4.0 million in 2017 from $2.0 million in 2016.  This increase was related primarily to the amortization of the HGD trade name and customer relationships as well as depreciation of additional software.

Mode’s depreciation and amortization expense remained consistent at $0.3 million in both 2017 and 2016.

Other Income (Expense)

Total other expense increased to $1.9 million in 2017 from $0.8 million in 2016 due primarily to the acquisition of HGD and an increase in interest expense related to our equipment debt, partially offset by higher foreign currency translation gains in 2017.

Provision for Income Taxes

The provision for income taxes decreased to $4.5 million in 2017 from $11.2 million in 2016.  We provided for income taxes using an effective rate of 22.5% in 2017 and an effective rate of 38.4% in 2016.  The 2017 effective tax rate was lower primarily due to claiming a deduction for domestic production activities incurred during the 2013, 2016, and 2017 tax years.  We expect our effective tax rate for the remainder of 2017 to be between 31.5% and 32.5%.

Net Income

Net income decreased to $15.3 million in 2017 from $17.9 million in 2016 due primarily to higher operating expenses and interest expense, partially offset by increased margin and lower income tax expense in 2017.  All of the above are inclusive of the HGD acquisition.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table summarizes our revenue by segment and business line (in thousands) for the nine months ended September 30:

	Nine Months				Nine Months
	Ended September 30, 2017				Ended September 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,350,187	$357,516	$(41,768)	$1,665,935	$1,318,223	$355,379	$(61,974)	$1,611,628
Truck brokerage	324,823	248,311	(1,330)	571,804	261,456	228,350	(676)	489,130
Logistics	470,186	137,794	(31,299)	576,681	400,771	108,637	(15,936)	493,472
Dedicated	57,946	-	(45)	57,901	-	-	-	-
Total revenue	$2,203,142	$743,621	$(74,442)	$2,872,321	$1,980,450	$692,366	$(78,586)	$2,594,230

Revenue

Hub Group’s revenue increased to $2.9 billion in 2017 from $2.6 billion 2016.

The Hub segment revenue increased 11.2% to $2.2 billion. Intermodal revenue increased 2.4% to $1.4 billion primarily due to higher fuel revenue and 0.7% higher volume. This increase was partially offset by a decrease in price. Truck brokerage revenue increased 24.2% to $324.8 million due to an 11.5% volume increase as well as a 12.7% increase in fuel, mix and price combined. Logistics revenue increased 17.3% to $470.2 million related primarily to growth of new customers on-boarded in late 2016 and during 2017. Dedicated’s revenue was $57.9 million.

Mode’s revenue increased 7.4% to $743.6 million in 2017 from $692.4 million in 2016.  Mode’s intermodal revenue increased 0.6%, truck brokerage revenue increased 8.7% and logistics revenue increased 26.8%.

The following is a summary of operating results for our business segments (in thousands):

	Nine Months				Nine Months
	Ended September 30, 2017				Ended September 30, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$2,203,142	$743,621	$(74,442)	$2,872,321	$1,980,450	$692,366	$(78,586)	$2,594,230
Transportation costs	1,972,725	654,612	(74,442)	2,552,895	1,739,676	598,809	(78,586)	2,259,899
Gross margin	230,417	89,009	-	319,426	240,774	93,557	-	334,331

Costs and expenses:
Salaries and benefits	126,891	10,452	-	137,343	118,658	11,417	-	130,075
Agent fees and commissions	46	54,057	-	54,103	47	54,287	-	54,334
General and administrative	57,330	6,011	-	63,341	44,917	5,451	-	50,368
Depreciation and amortization	8,319	896	-	9,215	5,603	956	-	6,559
Total costs and expenses	192,586	71,416	-	264,002	169,225	72,111	-	241,336

Operating income	$37,831	$17,593	$-	$55,424	$71,549	$21,446	$-	$92,995

Transportation Costs

Hub Group’s transportation costs increased to $2.6 billion in 2017 from $2.3 billion in 2016.  Transportation costs in 2017 consisted of purchased transportation costs of $2.2 billion and equipment and driver related costs of $316.0 million compared to 2016 costs of purchased transportation of $2.0 billion and equipment and driver related costs of $271.4 million.

The Hub segment transportation cost increased by 13.4% to $2.0 billion in 2017 from $1.7 billion in 2016.  Hub segment transportation costs in 2017 included $1.66 billion in purchased transportation up from $1.47 billion in 2016. The 12.8% increase was due primarily to rail cost increases, an increase in fuel costs and higher volumes. Equipment and driver related costs increased 16.5% to $313.5 million in 2017 from $269.1 million in 2016 due primarily to the equipment and driver related costs of HGD.

The Mode segment transportation costs increased 9.3% to $654.6 million in 2017 from $598.8 million in 2016.  Mode segment transportation costs are primarily purchased transportation costs which increased due to higher rail costs, fuel costs, and increased business levels in logistics.

Gross Margin

Hub Group’s gross margin decreased 4.5% to $319.4 million in 2017 from $334.3 million in 2016.

The Hub segment gross margin decreased 4.3% to $230.4 million.  Hub’s $10.4 million gross margin decrease resulted from a decrease in margin in intermodal and logistics partially offset by an increase in truck brokerage and dedicated margins.  Intermodal gross margin decreased primarily because of lower customer prices than last year and rail cost increases partially offset by slightly improved volume.  Logistics gross margin decreased due to changes in customer mix and start-up costs associated with new customer on-boardings.  Truck brokerage gross margin increased resulting from growth with targeted customer accounts.  The addition of HGD partially offset the overall gross margin decline.

As a percentage of Hub segment revenue, gross margin decreased to 10.5% in 2017 from 12.2% in 2016. Intermodal gross margin as a percentage of sales decreased 230 basis points because of lower customer prices than last year and rail cost increases partially offset by improved volume.  Truck brokerage gross margin as a percentage of sales was down 260 basis points due to lower customer contract rates, increased costs, and a change in customer mix. Logistics gross margin as a percentage of sales was down 170 basis points due to changes in customer mix and start-up costs associated with new customer on-boardings. The addition of HGD partially offset these declines.

Mode’s gross margin decreased 4.9% to $89.0 million in 2017 from $93.6 million in 2016 due primarily to decreases in intermodal and truck brokerage offset by an increase in logistics. Mode’s gross margin as a percentage of revenue decreased to 12.0% in 2017 from 13.5% in 2016.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended
	September 30,
	2017	2016

Revenue	100.0%	100.0%

Transportation costs	88.9	87.1

Gross margin	11.1	12.9

Costs and expenses:
Salaries and benefits	4.8	5.0
Agent fees and commissions	1.9	2.1
General and administrative	2.2	1.9
Depreciation and amortization	0.3	0.3
Total costs and expenses	9.2	9.3

Operating income	1.9	3.6

Salaries and Benefits

Hub Group’s salaries and benefits expense increased to $137.3 million in 2017 from $130.1 million in 2016.  As a percentage of revenue, salaries and benefits decreased to 4.8% in 2017 from 5.0% in 2016.

The Hub segment salaries and benefits expense increase of $8.2 million to $126.9 million in 2017 from $118.7 million in 2016 was due primarily to the acquisition of HGD and an increase in salaries expense of $7.9 million, which includes increased severance expense of $2.4 million, partially offset by a decrease in bonus expense of $7.5 million.

Mode’s salaries and benefits expense decreased to $10.5 million in 2017 from $11.4 million in 2016.  The decrease was due primarily to decreases of $0.7 million related to employee bonus expense and $0.1 million related to both salaries expense and employee benefits expense.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expense decreased to $54.1 million in 2017 from $54.3 million in 2016.  As a percentage of revenue, these expenses decreased to 1.9% in 2017 from 2.1% in 2016.

The Mode segment agent fees and commissions expense decrease of $0.2 million was due primarily to the decrease in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expense increased to $63.3 million in 2017 from $50.4 million in 2016.  As a percentage of revenue, these expenses increased to 2.2% in 2017 from 1.9% in 2016.

The Hub segment increase in general and administrative expense to $57.3 million in 2017 from $44.9 million in 2016 was due primarily to the acquisition of HGD and increases in IT consulting and professional service expense of $4.0 million, expenses related to due diligence and acquisition costs of $2.1 million, increased IT maintenance expense of $1.0 million, additional losses on the sale of fixed assets in 2017 of $0.6 million, expenses related to a network optimization study of $0.6 million in 2017, increases in temporary labor expense of $0.5 million, bad debt and rent expense of $0.4 million each, meals and entertainment and equipment lease expense of $0.3 million each, partially offset by a decrease in outside sales commissions and office expense of $0.3 million each.

Mode’s general and administrative expense increased to $6.0 million in 2017 from $5.5 million in 2016.  The increase was due primarily to an increase in IT consulting expense of $0.4 million and IT maintenance expense of $0.2 million, partially offset by a decrease in travel and entertainment expense of $0.1 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization expense increased to $9.2 million in 2017 from $6.6 million in 2016.  This expense as a percentage of revenue remained consistent at 0.3% in both 2017 and 2016.

The Hub segment’s depreciation and amortization expense increased to $8.3 million in 2017 from $5.6 million in 2016.  This increase was related primarily to the amortization of the HGD trade name and customer relationships as well as depreciation of additional computer software.

Mode’s depreciation and amortization expense decreased to $0.9 million in 2017 from $1.0 in 2016.

Other Income (Expense)

Total other expense increased to $3.5 million in 2017 from $1.2 million in 2016 due primarily to the acquisition of HGD, an increase in interest expense related to our equipment debt and by less foreign currency translation gains in 2017.

Provision for Income Taxes

The provision for income taxes decreased to $16.7 million in 2017 from $35.2 million in 2016.  Our effective rate was 32.2% in 2017 and 38.4% in 2016.  The 2017 effective tax rate was lower primarily due to claiming a deduction for domestic production activities incurred during the 2013, 2016, and 2017 tax years.  We expect our effective tax rate for the 2017 year to be between 32.0% and 33.0%.

Net Income

Net income decreased to $35.2 million in 2017 from $56.6 million in 2016 due primarily to decreased margin, higher operating expenses and interest expense, partially offset by lower income tax expense in 2017.  All of the above are inclusive of the HGD acquisition.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2017, we funded operations, capital expenditures, an acquisition, capital leases, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the nine months ended September 30, 2017 was approximately $87.1 million, which resulted primarily from income of $35.2 million adjusted for non-cash charges of $71.3 million and a decrease in operating assets and liabilities of $19.3 million.

Cash provided by operating activities increased $8.1 million in 2017 versus 2016.  The increase was due to an increase in non-cash charges of $20.0 million resulting primarily from increased depreciation and amortization expense and an increase in operating assets and liabilities of $9.5 million due to the timing of customer and vendor payments in 2017 versus 2016.  These increases were partially offset by a decrease in net income of $21.4 million in 2017.

Net cash used in investing activities for the nine months ended September 30, 2017 was $202.8 million.  Acquisition payments related to HGD were $165.9 million. Capital expenditures of $39.9 million related primarily to containers of $14.6 million, technology investments of $14.5 million, transportation equipment of $7.6 million and the remainder for leasehold improvements.

In 2017, we expect to purchase 2,550 containers, which will be financed with debt.  As of the date of this report, we had already received 2,156 of the containers.  We are also investing in technology projects including transportation management systems and satellite tracking.

We estimate our capital expenditures will range from $80 million to $85 million for the year.

Net cash used in investing activities for the nine months ended September 30, 2016 was $58.3 million. The net cash used in investing activities increased $144.5 million in 2017 from 2016 and was due primarily to the acquisition of HGD and technology investments.

The net cash provided by financing activities for the nine months ended September 30, 2017 was $6.8 million, which resulted from proceeds from the issuance of debt of $73.6 million, partially offset by the repayment of long-term debt of $59.9 million, stock tendered for payments of withholding taxes of $3.4 million, capital lease payments of $2.1 million and payment of debt issuance costs of $1.4 million.

The increase in net cash provided by financing activities of $100.0 million from 2016 to 2017 is primarily due to a decrease in the purchases of treasury stock of $100.0 million.

In 2017, we expect our cash paid for taxes to be significantly less than 2016 because of lower pretax income and large favorable timing differences between the 2017 tax depreciation and financial statement depreciation.

We have standby letters of credit that expire at various dates in 2017 and 2018.  As of September 30, 2017, our letters of credit were $13.5 million.

Our unused and available borrowings under our new Credit Agreement were $286.5 million as of September 30, 2017. Our unused and available borrowings under the 2013 Credit Agreement were $38.2 million as of December 31, 2016. We were in compliance with our debt covenants as of September 30, 2017.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2017. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 6 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended September 30, 2017.

As of September 30, 2017, other than our outstanding letters of credit, we had $50.0 million of outstanding obligations under our bank line of credit arrangement.  As of December 31, 2016, other than our outstanding letters of credit, we had no outstanding obligations under our bank line of credit arrangement.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2017, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2017.  Except as noted below, there have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2017, we completed the acquisition of HGD.  We are currently integrating processes, employees, technologies and operations.  Management will continue to evaluate our internal controls over financial reporting as we complete the integration.

PART II.	Other Information

Item 1.	Legal Proceedings

During the nine months ended September 30, 2017, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, except those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.	Risk Factors

During the nine months ended September 30, 2017, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We do not currently have a share repurchase plan in place.  During the third quarter of 2017, we purchased 3,058 shares at a weighted average price of $38.50 per share related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

2.2

Amendment No. 1 to Purchase agreement dated July 1, 2017 by and between Estenson Logistics, LLC, Truline Corporation, the equity holders named therein, and Hub Group Trucking, Inc. (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed with the SEC on July 6, 2017).

2.3

Credit Agreement dated July 1, 2017 among Hub Group, Inc., Hub City Terminals, the Guarantors, the Lenders and Bank of Montreal (incorporated by reference to Exhibit 10.1 to our current report on Form 8-Kfile with the SEC on July 6, 2017).

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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	October 31, 2017	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)