Form 10-K/A
period 2016-12-31
Hub Group, Inc.
filed 2018-01-05
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Hub Group, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”) to add a date to the Section 906 certification in Exhibit 32.1.

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

Date: January 5, 2018	HUB GROUP, INC.

	By	/s/ DAVID P. YEAGER
David P. Yeager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager David P. Yeager	Chairman and Chief Executive Officer	January 5, 2018

/s/ Donald G. Maltby Donald G. Maltby	President and Chief Operating Officer	January 5, 2018

/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	January 5, 2018

/s/ Charles R. Reaves Charles R. Reaves	Director	January 5, 2018

/s/ Martin P. Slark Martin P. Slark	Director	January 5, 2018

/s/ Gary D. Eppen Gary D. Eppen	Director	January 5, 2018

/s/ Jonathan P. Ward Jonathan P. Ward	Director	January 5, 2018

/s/ James Kenny James Kenny	Director	January 5, 2018

/s/ Peter McNitt Peter McNitt	Director	January 5, 2018