Form 10-Q/A
period 2017-09-30
Hub Group, Inc.
filed 2018-01-05
CIK 940942

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

Explanatory Note

Hub Group, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (“Form 10-Q”) to add a date to the Section 906 certification in Exhibit 32.1.

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