Form 10-K
period 2017-12-31
Hub Group, Inc.
filed 2018-02-28
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2017, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $38.35 per share, was $1,237,047,973.

On February 16, 2018, the Registrant had 33,718,246 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2018 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

FORWARD LOOKING STATEMENTS

This annual report contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements.  Forward-looking statements are neither historical facts nor assurance of future performance.  Instead, they are based on our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements.  All forward-looking statements made by us in this annual report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.  Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward looking statements, in addition to those described in detail under Items 1A “Risk Factors,” include the following:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage, dedicated and logistics markets served by us;
•	deterioration in our relationships, service conditions or provision of equipment with existing railroads or adverse changes to the railroads’ operating rules;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	unanticipated changes in rail, drayage and trucking company capacity or costs of services;
•	increases in costs related to any reclassification or change in our treatment of drivers or owner-operators due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems, implementing new systems or protecting against cyber-attacks;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;
•	awards received during annual customer bids not materializing;
•	inability to recruit or loss of Mode Transportation, LLC (“Mode LLC”) sales/operating agents known as Independent Business Owners (“IBOs”) and sales-only agents;
•	inability to recruit and retain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts;
•	inability to identify, close and successfully integrate any future business combinations;
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity and

•	losses sustained on insured matters where the liability materially exceeds available insurance proceeds.

Item 1.	BUSINESS

General

Hub Group, Inc. (the “Company”, “we”, “us” or “our”) is a Delaware corporation that was incorporated on March 8, 1995. We are a world class provider of multimodal logistics solutions. We offer comprehensive intermodal, truck brokerage, dedicated and logistics services. Since our founding in 1971, we have grown to become one of the largest intermodal and truck brokerage providers in the United States. Through our network, we have the ability to arrange for the movement of freight in and out of every major city in the United States, Canada and Mexico. We utilize an asset-light strategy in order to minimize our investment in equipment and facilities and reduce our capital requirements. We arrange freight movement for our customers through transportation carriers and equipment providers.

Hub Group Trucking, Inc. (“HGT”), a wholly owned subsidiary of Hub Group, Inc., acquired all of the outstanding equity interests of Estenson Logistics, LLC (“Estenson”) on July 1, 2017 (the “Estenson Acquisition”).  Estenson is now our wholly owned subsidiary, operating under the name Hub Group Dedicated (“HGD”).  As a result of the Estenson Acquisition, HGT acquired substantially all of the assets of Estenson, which include tractors and trailers, as well as assumed certain liabilities, including equipment debt.  HGT and HGD are included in the Hub segment.

Mode Transportation, LLC (“Mode LLC”) is our wholly-owned subsidiary acquired in 2011, and operates independently. Mode LLC has approximately 173 agents, consisting of 99 IBOs, who sell services and operate the business throughout North America and 74 sales only agents. Mode also has a temperature protected services division operated out of our Oak Brook, IL headquarters and corporate offices in Memphis, TN and Dallas, TX.

Mode LLC diversifies Hub Group’s customer base with more small and medium sized customers, as Hub has traditionally focused, to a significant degree, on larger national accounts.  Mode IBOs and sales agents are often able to devote more attention to smaller and medium sized shippers and develop long-term relationships with them.

We report two distinct business segments. The first segment is “Mode,” which includes the Mode LLC business only. Mode LLC markets and operates its freight transportation services primarily through its network of IBOs who enter into contracts with Mode LLC. The second segment is “Hub,” which is all business other than Mode. Hub operates through a network of operating centers throughout the United States, Canada and Mexico. Hub services a large and diversified customer base in a broad range of industries, including consumer products, retail and durable goods.  Hub includes our dedicated service offering and both segments offer intermodal, truck brokerage and logistics services. “Hub Group” includes both segments.

Services Provided

Our transportation services for both the Hub and the Mode segments can be broadly placed into the following categories:

Intermodal. As an intermodal provider, we arrange for the movement of our customers’ freight in containers and trailers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for pickup and delivery. As part of our intermodal services, we negotiate rail and drayage rates, electronically track shipments in transit, consolidate billing and handle claims for freight loss or damage on behalf of our customers.

As of December 31, 2017, we owned a total of approximately 32,000 53-foot private containers and we had exclusive access to approximately 2,500 rail-owned containers for our dedicated use on the Union Pacific (“UP”) and the Norfolk Southern (“NS”) rails. We use our network to access containers and trailers owned by leasing companies, railroads and steamship lines. We are able to track trailers and containers entering a service area and reuse that equipment to fulfill the customers’ outbound shipping requirements. This effectively allows us to “capture” containers and trailers that we do not own or have exclusive access to and keep them within our network.

During 2017, HGT accounted for approximately 54% of Hub’s drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers. As of December 31, 2017 HGT had terminals in Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Philadelphia, Portland (OR), Salt Lake City, Seattle, St. Louis, Stockton and Wilmington (IL) metro areas. As of December 31, 2017, HGT leased or owned approximately 900 tractors and 300 trailers, employed approximately 1,000 drivers and contracted with approximately 1,500 owner-operators.

Dedicated: Our dedicated service line, HGD, contracts with customers looking to outsource a portion of their transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Our dedicated service line currently operates a fleet of approximately 1,100 tractors and 4,700 trailers at 125 locations throughout the United States.  As of December 31, 2017, HGD employed 1,294 drivers.

Truck Brokerage (Highway Services). We are one of the largest truck brokers in the United States, providing customers with a highway service option for their transportation needs. We match the customers’ needs with carriers’ capacity to provide the most effective service and price combination. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. As part of the truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss and damage on behalf of our customers.

Logistics and Other Services. Hub’s logistics business operates under the name of Unyson Logistics. Unyson Logistics is comprised of a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions for customers. Unyson Logistics offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Unyson Logistics operates throughout North America, providing services through its main operating location in St. Louis with additional support locations in the Boston, Chicago, Cleveland and Minneapolis metro areas. In addition, certain Mode LLC agents also provide logistics services. Our multi-modal transportation capabilities for both the Hub and Mode segments include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping.

Hub and Mode LLC Networks

Hub’s entire network is interactively connected through Hub’s proprietary Network Management System and Mode LLC’s network is connected through its third party transportation management system. This enables us to arrange for the movement of freight into and out of every major city in the United States, Canada and Mexico.

In a typical intermodal transaction, the customer contacts one of Hub’s intermodal operating centers or a Mode LLC IBO to place an order. The operating center/IBO determines the price, obtains the necessary intermodal equipment, arranges for the equipment to be delivered to the customer by a drayage company and, after the freight is loaded, arranges for the transportation of the container or trailer to the rail ramp. Relevant information is entered into our system by the assigned operating center/IBO. Our predictive track and trace technology then monitors the shipment to ensure that it arrives as scheduled and alerts the customer service personnel if there are service delays. The operating center/IBO then arranges for and confirms delivery by a drayage company at the destination. After unloading, the empty equipment is made available for reloading by the operating center/IBO for the delivery market.

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

Marketing and Customers

As one of the world’s leading transportation management companies, Hub Group is committed to providing multi-modal solutions throughout North America, including intermodal, dedicated, truck brokerage and logistics services.  We have transformed our organization from a traditional IMC into a multi-modal solutions provider. This change has revolutionized our offerings and the way we service our customers.  We look at our customers’ entire network to provide innovative multi-modal solutions to drive savings, improve service and offer full visibility.

After 47 years in business, we continue to live by the simple mantra that "good" is not good enough. To ensure we grow and improve, we focus intently on our customers, listening to their needs, developing comprehensive transportation solutions and delivering superior service. We invest in our people, equipment and technology to maintain our competitive edge in order to be the best transportation provider for our customers.

We face a continued need to help our customers meet consumer demands of having products and services through all buying channels. We have been delivering to an already leaner supply chain, with our customers reporting an increase in speed and improved visibility. Our satellite tracking units help to ensure our customers have the capacity they need.  Our state-of-the-art technology helps to maintain our high levels of service while providing 24/7 visibility into any shipment; and our people have the skills, training and information to quickly respond to our customers' changing supply chain network. Supporting every customer is a dedicated team of professionals ready to service any and all of our customers' needs. We call this exceptional service approach the "One Hub" experience.

The majority of our business is in the retail, consumer products, durable goods and automotive verticals.  No one customer represented more than 10% of our total revenue in 2017 and 2016 in either reporting segment.

Information Technology Systems

Based on the technology requirements for our business strategy and to keep pace with changing technologies and customer demand, we are making investments in both our back-office technology such as our ERP system and emerging technology.  The investments to enhance our existing technology include implementing new order management, transportation management and financial management processes and systems.  In addition, we anticipate making investments in artificial intelligence and automation technology to further drive innovation and efficiency throughout the organization and to support enhanced service to our customers.

In 2017, we launched Hub Group Connect, our new digital platform for customers.  This product was developed using open source technology and is based on a responsive design that allows our customers to use any type of device to connect with our services. Hub Group Connect allows all of our customers to interact with their order throughout its lifecycle. During 2018 we will continue to provide additional features to Hub Group Connect which will create value for our customers.

In 2017, we also introduced our first completely mobile solution for company and owner operator drivers.  We deployed this differentiating application to drivers on tablets. The features of the application and tablet combination also allowed us to replace a legacy paper scanning solution used to submit order paperwork.  This application also allows a driver to find a Hub Group container based on the location information provided via our GPS technology installed on our Hub Group containers.  We will continue to deliver new technology capabilities in 2018 leveraging our cloud services for immediate deployment to all devices.   Our Cloud First technology strategy is providing the expected benefit at the rate and pace at which we can deliver new and innovative technology solutions, while lowering the cost to serve our customers and maintain our high level of service quality.

In addition, in 2017, we implemented solutions for several new Unyson customers using Oracle Transportation Management (OTM).  These customers benefited from our ability to create sophisticated solutions that included multi-leg order optimization and iterative consolidation as well as customer unique web-based dashboards that provide insights to supply chain efficiency and vendor compliance.

Mode LLC utilizes a dynamic transportation management platform that integrates best in class third party technologies to manage its business.  This platform includes an execution system that provides multi-modal solutions, visibility to status of shipments, facilitation of customer billing, and a robust portal that allows exchange of information about loads, capacity, and event status information between transportation providers and our customers.  Additionally Mode LLC’s platform consists of components that allow for optimization of our customer’s order process, management of our diverse carrier base, and robust analytics and business intelligence solutions that allow our customers to better understand outcomes and opportunities within their supply chain.  This platform provides a robust and scalable technological solution that can meet the needs of a growing transportation network.

Relationship with Railroads

A key element of our business strategy is to strengthen our close working relationships with the major intermodal railroads in North America. Due to our size and relative importance, some railroads have dedicated support personnel to focus on our day-to-day service requirements. On a regular basis, our senior executives and each of the railroads meet to discuss major strategic issues concerning intermodal transportation.

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

We also provide drayage services with our own drayage operations, which we operate through our subsidiary HGT. Our drayage operations employ their own drivers and also contract with owner-operators who supply their own trucks.

Relationship with Trucking Companies

Our truck brokerage operation has a large number of trucking companies that we use to transport freight. The Hub operating centers and Mode IBOs deal daily with these carriers on an operational level. Our corporate headquarters handles the administrative and regulatory aspects of the trucking company relationships. Our relationships with these trucking companies are important since these relationships determine pricing, load coverage and overall service.

Risk Management and Insurance

We require all drayage companies participating in Hub’s Quality Drayage Program to carry general liability insurance, truckman’s auto liability insurance and cargo insurance. Railroads, which are self-insured, provide limited cargo protection. To cover freight loss or damage when a carrier’s liability cannot be established or a carrier’s insurance is insufficient to cover the claim, we carry our own cargo insurance. We also carry general liability insurance with a companion umbrella policy on this general liability insurance.

We maintain separate insurance policies to cover potential exposure from our company-owned drayage and dedicated operations. We carry commercial general liability insurance subject to a policy aggregate limit, and trucker’s automobile liability insurance with a limit per occurrence. Additionally, we have an umbrella excess liability policy and maintain motor truck cargo liability insurance.

Government Regulation

The company and several of our subsidiaries, including HGD and Mode LLC, are licensed by the Department of Transportation as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that the Hub operating centers and Mode LLC IBOs perform truck brokerage services, they do so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a $75,000 surety bond that we have posted. In addition, Hub and Mode LLC each have customs bonds. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition; however, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Custom-Trade Partnership Against Terrorism

We achieved Custom-Trade Partnership Against Terrorism (C-TPAT) certification in 2013 and have maintained it since then. C-TPAT is a voluntary supply chain security program led by U.S. Customs and Border Protection focused on improving the security of private companies’ supply chains with respect to terrorism. Companies who achieve C-TPAT certification must have a documented process for determining and alleviating risks throughout their international supply chain. This certification allows us to be considered low risk, resulting in expedited processing of our customers’ cargo, including fewer customs examinations.

Competition

The transportation services industry is highly competitive. We compete against intermodal providers, as well as logistics companies, third party brokers, trucking companies and railroads that market their own intermodal services. Several larger trucking companies have entered into agreements with railroads to market intermodal services nationwide. Competition is based primarily on freight rates, quality of service, reliability, transit time and scope of operations. Several transportation service companies and trucking companies, and all of the major railroads, may have substantially greater financial and other resources than we do.

General

Employees: As of December 31, 2017, Hub Group had 4,377 employees. Hub Group had 2,030 employees excluding drivers at December 31, 2017. Hub had 1,914 employees excluding drivers and Mode LLC had 116 employees. We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

As of December 31, 2017, Mode LLC had 99 IBOs and 74 sales-only agents. Nearly all of the sales-only agents and IBOs are under written contracts with Mode LLC.

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

To date, the railroads have chosen to rely on us and other intermodal competitors to market their intermodal services rather than fully developing their own marketing capabilities. If one or more of the major railroads were to decide to reduce their dependence on us, the volume of intermodal shipments we arrange would likely decline, which could have a material adverse effect on our results of operations and financial condition.

If we fail to maintain and enhance our information technology systems, or if we fail to successfully implement new technology or enhancements, we may be at a competitive disadvantage and lose customers.

Hub Group continues to see technology as key to driving internal efficiencies as well as providing additional capabilities to customers and carriers. In addition, Hub Group’s systems are critical to our operations and our ability to compete effectively as an intermodal provider, dedicated and drayage carrier, truck broker and logistics provider. We expect our customers to continue to demand more sophisticated technology-driven solutions from their suppliers and we must enhance or replace our information technology systems in response. This may involve significant research and development costs, implementation costs and potential challenges. To keep pace with changing technologies and customer demand, we are making investments in our technology, as well as investing in emerging technology to further drive innovation and efficiency. The back-office investments include implementing new order management, transportation management and financial management processes and systems.  In a transformation of this size and scope we must mitigate risk by engaging external expertise and hiring internal experts. If we fail to successfully implement critical technology, if it does not provide the anticipated benefits or it does not meet market demands, we may be placed at a competitive disadvantage and could lose customers, materially adversely impacting our financial condition and results of operations.

Technology and new market entrants may also disrupt the way we and our competitors operate.  As technology improves and new companies enter the freight brokerage market, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity.  We must continue to develop innovative emerging technologies to source, track and provide visibility to capacity while exploiting machine learning and artificial intelligence to further improve customer outcomes.

Our information technology systems are subject to breaches in data security and other risks and the inability to use our information technology systems could materially adversely affect our business.

Our information technology systems are dependent upon global communications and cloud service providers, as well as their respective vendors, all of whom have at some point experienced significant system failures and outages in the past. These providers’ systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Our infrastructure may also be vulnerable to computer viruses, malicious intrusion, random attacks and similar disruptions from unauthorized tampering with our computer systems. Failure to prevent or mitigate data loss or system intrusions from cyber-attacks or other security breaches, system failures or outages could expose us, our vendors, customers or third parties to a risk of loss or misuse of such information, which may adversely affect our operating results, result in litigation or otherwise harm our reputation or business.  Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer, vendor or employee data may be exposed to unauthorized persons or to the public, materially adversely impacting our customer service, employee, customer and vendor relationships and our reputation.

The Company is continuously working to install new, and upgrade its existing, information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to ensure that the Company is protected against cyber risks and security breaches. While we believe that we have taken appropriate security measures to protect our data and information technology systems and prevent data loss, there can be no assurance that our efforts may not prevent breakdowns or breaches in our systems that could result in a loss of customers or a reduction in demand for our services, or otherwise have a material adverse effect on our business.

We derive a significant portion of our revenue from our largest customers and the loss of one or more of these customers could have a material adverse effect on our revenue and business.

Our 20 largest customers accounted for approximately 39% of our total revenue in 2017, 38% in 2016 and 35% in 2015. While our dedicated and logistics businesses may involve long-term contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels.  A reduction in or termination of our services by one or more of our largest customers could have a material adverse effect on our revenue and business.

Our ability to expand our business or maintain our profitability may be adversely affected by a shortage of drivers and capacity.

We derive significant revenue from our truck brokerage, dedicated and logistics services. Driver shortages and reliance on third-party companies for the operation of our intermodal, truck brokerage, dedicated and logistics services could adversely affect our profitability and limit our ability to expand our business or retain customers. Most drayage and certain less than truckload companies operate relatively small fleets and have limited access to capital for fleet expansion. Particularly during periods of economic expansion, it may be difficult for HGD, HGT and third-party trucking companies to expand their fleets due to chronic driver shortages. Driver shortages may require increases to drivers’ compensation that we may be unable to pass on to our customers, thereby increasing our cost of providing services.  Truckload capacity could be tighter as a result of the ELD mandate that was effective in December 2017.

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

Because our business is concentrated on intermodal services, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

We derived 57% of our revenue from our intermodal services in 2017, 61% in 2016 and 62% in 2015. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have a material adverse effect on our results of operations.

We operate in a highly competitive industry and our business may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.

There are numerous competitive factors which could impair our ability to maintain our current profitability. We compete with many other transportation and logistics service providers, some of which have greater capital resources than we do. Some of our competitors periodically reduce their prices to gain business, and some of our competitors may have lower cost structures than we do, which may limit our ability to maintain or increase prices to preserve market share. Additionally, our customers may decide to in-source the services we currently provide for them using their own assets.

An economic downturn and cyclical fluctuations in the economy could materially adversely affect our business.

Our operations and performance depend significantly on economic conditions. Uncertainty about United States and global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for transportation services. We are unable to predict the likely duration and severity of disruptions in the financial markets and adverse economic conditions, and our business and results of operations could be materially and adversely affected. Other factors that could influence demand include fluctuations in fuel costs, labor costs, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. We have little or no control over any of these factors or their effects on the transportation industry.  Economic recession or a downturn in customers’ business cycles also may have an adverse effect on our results of operations and growth by reducing demand for our services.  Therefore, our results of operations, like the entire freight transportation industry, are cyclical and subject to significant period-to-period fluctuations.  There could be a number of follow-on effects from a credit crisis on our business, including the insolvency of key transportation providers and the inability of our customers to obtain credit to finance development and/or manufacture products resulting in a decreased demand for transportation services. Our revenues and gross margins are dependent upon this demand, and if demand for transportation services declines, our revenues and gross margins could be adversely affected.

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

We do business with a large number of independent contractors, such as Mode LLC IBO’s and sales agents and HGT owner-operators, consistent with longstanding industry practices. Legislative, judicial, and regulatory (including tax) authorities have taken actions and rendered decisions that could affect the independent contractor classifications.  Class action and individual lawsuits have been filed against us and others in our industries, challenging the independent contractor classifications.  See Item 3 - Legal Proceedings for further discussion and see Note 14 to the consolidated financial statements under “Legal Matters” for a description of material pending litigation and regulatory matters affecting us and certain risks to our business presented by such matters.  If independent contractors are determined to be employees, then we may incur legal liabilities associated with that determination, such as liability for unpaid wages, overtime, employee health insurance and taxes.  If we were to change how we treat independent contractors or reclassify independent contractors to employees, then we would likely incur expenses associated with that reclassification and could incur additional ongoing expenses.  The costs associated with these matters could have a material adverse effect on results of operations and our financial position.

Relatively small increases in our transportation costs that we are unable to pass through to our customers are likely to have a significant effect on our gross margin and operating income.

Transportation costs represented 89% of our consolidated revenue in 2017, 87% in 2016 and 88% in 2015. Because transportation costs represent such a significant portion of our costs, any increases in the operating costs of railroads, trucking companies or drayage companies can be expected to result in higher freight rates.  Transportation costs may increase if we are unable to sign on owner-operators or recruit employee drivers as this may increase driver costs or force us to use more expensive purchased transportation.  The inability to pass cost increases to our customers is likely to have a significant effect on our gross margin and operating income.

Insurance and claims expenses could significantly reduce our earnings.

We maintain insurance with licensed insurance companies.  Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims increases, our operating results could be adversely affected and the cost to renew our insurance could increase when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher freight rates to our customers, our earnings could be materially and adversely affected.

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

We depend on third parties for transportation equipment, such as tractors, containers, chassis, trailers and cross docks necessary for the operation of our business. Our industry has experienced equipment shortages in the past, particularly during the peak shipping season in the fall. A substantial amount of intermodal freight originates at or near the major West Coast ports, which have historically had the most severe equipment shortages. As an asset-light freight transportation management company, if we cannot secure sufficient transportation equipment at a reasonable price from third parties to meet our customers’ needs, our customers may seek to have their transportation needs met by other providers with their own assets. This could have a material adverse effect on our business, results of operations and financial position.

Losing a member of our management team or one or more key Mode LLC sales only agents or IBOs could have an adverse effect on revenue and net income.

There is substantial competition for qualified personnel in the transportation services industry. As all key personnel devote their full time to our business, the loss of any member of our management team, key Mode LLC sales only agents or IBOs or other key persons could have an adverse effect on us. We do not have written employment agreements with any of our executive officers and do not maintain key man insurance on any of our executive officers. Nearly all Mode LLC sales-only agents and IBOs are under written contract with Mode LLC.  Mode’s success depends upon attracting and retaining the services of Mode LLC sales-only agents and IBOs, as well as our ability to attract and retain a sufficient number of other qualified personnel to run our business. Certain Mode LLC IBOs and sales-only agents represent a large portion of Mode’s overall revenues. If one or more large IBOs or sales-only agents were to terminate their relationship with Mode LLC, there could be an adverse effect on Mode’s business and results of operations.

Our growth could be adversely affected if we are not able to identify, successfully acquire and integrate acquisition prospects.

We believe that future acquisitions, the failure to make such acquisitions or the failure to integrate such acquired business could significantly impact financial results.  We cannot guarantee that we will be able to identify suitable acquisitions or execute acquisitions on commercially acceptable terms.  Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

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

The Company and various subsidiaries, including HGD and Mode LLC, are licensed by the Department of Transportation (“DOT”) as motor carrier freight brokers. The DOT prescribes qualifications for acting in this capacity, including surety bond requirements. Our HGT and HGD subsidiaries are licensed by the DOT to act as motor carriers.  The transportation industry is subject to DOT regulations regarding, among other things, driver breaks, “restart” rules, and the use of Electronic Logging Devices (“ELD’s”) that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could levy fines and restrict or otherwise impact our operations. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. We may also become subject to new or more restrictive regulations relating to carbon emissions under climate change legislation or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could materially adversely affect our business and results of operations.

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

From time to time, we arrange for the movement of hazardous materials at the request of our customers. As a result, we may be subject to various environmental laws and regulations relating to the handling of hazardous materials. If we are involved in a spill or other accident involving hazardous materials, or if we are found to be in violation of applicable laws or regulations, we could be subject to substantial fines or penalties and to civil and criminal liability, any of which could have an adverse effect on our business and results of operations. The Company is also subject to certain Environmental Protection Agency (“EPA”) and California Air Resources Board (“CARB”) regulations.  We may become subject to enforcement actions, new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations.

Any attempt by the current administration to impose new tariffs or withdraw from or materially modify NAFTA and certain other international trade arrangements could adversely affect our business, financial condition and results of operations.

We arrange for the movement of freight into and out of every major city in Mexico and Canada, and we import 53-foot intermodal containers manufactured in China. If the current administration takes action to withdraw from or materially modify the North American Free Trade Agreement (“NAFTA”) or certain other international trade arrangements, or to impose tariffs on imports of foreign-manufactured goods into the United States, our business, financial condition and results of operations could be adversely affected.  Additionally, the imposition of substantial tariffs on foreign-made intermodal containers or other products we utilize may increase the cost of providing transportation services or adversely affect our results of operations.

Changes in immigration laws could increase the costs of doing business or otherwise disrupt our operations.

We have hired individuals, including Information Technology (“IT”) employees, from outside the United States.  We have employee drivers and owner-operator drivers who are immigrants to the U.S.  We engage third party consultants, including for various IT projects, who may utilize personnel from outside the United States.  If immigration laws are changed or if new more restrictive government regulations are enacted or increased, our access to qualified and skilled personnel may be limited, the costs of doing business may increase and our operations may be disrupted.

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

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and employees, alleged violations of federal and state labor and employment laws, securities laws, environmental liability and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage or could significantly increase our cost for obtaining such coverage, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 1C.EXECUTIVE OFFICERS OF THE REGISTRANT

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of February 1, 2018 with respect to each person who is an executive officer of the Company.

Name	Age	Position

David P. Yeager	64	Chairman of the Board of Directors and Chief Executive Officer

Donald G. Maltby	63	President, Chief Operating Officer and Director

Phillip D. Yeager	30	Chief Commercial Officer

Terri A. Pizzuto	59	Executive Vice President, Chief Financial Officer and Treasurer

David L. Marsh	50	Executive Vice President, Chief Highway Solutions Officer

Vava R. Dimond	51	Executive Vice President, Chief Information Officer

James J. Damman	60	Executive Vice President, President of Mode Transportation

John C. Vesco	55	Executive Vice President, President of Hub Group Trucking

Brian D. Alexander	38	Executive Vice President, Unyson Logistics

Vincent C. Paperiello	47	Executive Vice President, Pricing and Yield Management

Douglas G. Beck	51	Executive Vice President, Secretary and General Counsel

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

Phillip D. Yeager was named Chief Commercial Officer in January 2018 after serving as Executive Vice President, Account Management and Intermodal Operations since January 2016.  Mr. Yeager previously served as Vice President of Account Management and Business Development from February 2014 to January 2016. Mr. Yeager is responsible for managing Hub Group’s overall customer experience, including customer service, intermodal operations and rail relationships. Mr. Yeager joined Hub Group in 2011 as the Director of Strategy and Acquisitions to focus on strategic initiatives and acquisitions throughout the company and lead the integration of Mode Transportation. Prior to joining Hub Group, Mr. Yeager served as Assistant Vice President of Commercial Banking at BMO Harris Bank, and as an investment banking analyst for Lazard Freres & Co. Mr. Yeager earned his Bachelor of Arts degree from Trinity College in Hartford, Connecticut, and a Master of Business Administration from the University of Chicago Booth School of Business. Mr. Yeager is the son of David P. Yeager.

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

David L. Marsh was named Executive Vice President in May 2016 and Chief Highway Solutions Officer in September 2015 after having served as Chief Supply Chain Officer since May 2014.  Previously, Mr. Marsh served as Chief Marketing Officer from October 2007 to May 2014. Mr. Marsh was Executive Vice President-Highway from February 2004 through September 2007. Mr. Marsh previously served as President of Hub Ohio from January 2000 through January 2004. Mr. Marsh joined us in March 1991 and became General Manager with Hub Indianapolis in 1993, a position he held through December 1999. Prior to joining Hub Group, Mr. Marsh worked for Carolina Freight Corporation, a less than truckload carrier, starting in January 1990. Mr. Marsh received a Bachelor of Science degree in Marketing and Physical Distribution from Indiana University-Indianapolis in 1989. Mr. Marsh has been a member of the American Society of Transportation and Logistics, the Indianapolis Traffic Club, the Council for Logistics Management and served as an advisor to the Indiana University-Indianapolis internship program for transportation and logistics. Mr. Marsh was honored as the Indiana Transportation Person of the Year in 1999.

Vava R. Dimond was named an Executive Vice President of the Company in May 2016 and Chief Information Officer in April 2015 after serving as the Interim Chief Information Officer since September 2014. Ms. Dimond began her career with Hub Group in June 2013 as the Vice President of Business Engineering, responsible for overseeing Hub Group’s Business Intelligence, Business Engineering and Program Management projects and processes. Previously, Ms. Dimond spent 16 years with Schneider National and held several leadership positions within IT, most recently serving as Vice President of Technology Services. Ms. Dimond earned her Bachelor of Science degree in Economics from South Dakota State University in 1991.  Ms. Dimond is the spouse of Mr. John C. Vesco.

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

John C. Vesco was named Executive Vice President, President of Hub Group Trucking in January 2016. Mr. Vesco has led Hub Group Trucking’s operations as its President since January 2015, after serving as Executive Vice President of Hub Group Trucking from March 2012 to December 2014. Prior to joining Hub Group, Mr. Vesco held several management positions with Schneider National, most recently as Vice President and General Manager of Schneider Logistics. Mr. Vesco earned a Bachelor of Arts degree in Finance and Business Administration from Walsh University and a Master of Business Administration degree from Silver Lake College.  Mr. Vesco is the spouse of Ms. Vava R. Dimond.

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

Directors of the Registrant

In addition to David P. Yeager and Donald G. Maltby, the following six individuals are also on our Board of Directors: Gary D. Eppen – currently retired and formerly the Ralph and Dorothy Keller Distinguished Service Professor of Operations Management and Deputy Dean for part-time Masters in Business Administration Programs at The University of Chicago Booth School of Business; James C. Kenny – Director of Kenny Industries, LLC, an asset holding company, and Director of Kerry Group, PLC, a company traded on the London and Dublin stock exchanges; Peter B. McNitt – Vice Chair of BMO Harris Bank, a United States bank; Charles R. Reaves – Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company; Martin P. Slark – Chief Executive Officer of Molex Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems; and Jonathan P. Ward – Operating Partner at Kohlberg & Co., a leading U.S. private equity firm.

Item 2.	PROPERTIES

As of December 31, 2017, we directly, or indirectly through our subsidiaries, operated 33 offices throughout the United States, Canada and Mexico, including our headquarters in Oak Brook, Illinois and our Company-owned drayage operations located throughout the United States.  We have corporate offices in Mesa, AZ, Memphis, TN and Dallas, TX and Mode has a temperature protected services division operated out of our Oak Brook, IL headquarters. All of our office space except for our corporate headquarters is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

Item 3.	LEGAL PROCEEDINGS

We are a party to litigation incident to our business, including claims for personal injury and/or property damage, bankruptcy preference claims, and claims regarding freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we defend those ourselves. We do not believe that the outcome of this litigation will have a materially adverse effect on our financial position or results of operations. See Item 1 Business—Risk Management and Insurance and see Note 14 to the consolidated financial statements under “Legal Matters” for a detailed discussion of our ongoing legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “HUBG.” There is no established trading market for shares of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”). Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2017 and 2016.

	2017		2016
	High	Low	High	Low

First Quarter	$52.50	$41.55	$40.96	$28.19

Second Quarter	$47.80	$33.45	$41.35	$36.69

Third Quarter	$43.85	$33.17	$43.51	$37.64

Fourth Quarter	$48.90	$37.90	$46.15	$34.35

On February 16, 2018, there were approximately 496 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 7,508 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 16, 2018, there were 10 holders of record of our Class B Common Stock.

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

See Note 15 to the consolidated financial statements for information on share repurchases.

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2012 with the cumulative total return of the Nasdaq Stock Market Index (NQUSBT) and the Nasdaq Trucking and Transportation Index (NQUSB27707). These comparisons assume the investment of $100 on December 31, 2012 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(in thousands except per share data)

	Years Ended December 31,
	2017 (1)	2016	2015	2014	2013
Statement of Income Data:
Revenue	$4,034,897	$3,572,790	$3,525,595	$3,571,126	$3,373,898
Gross margin	457,517	454,785	412,695	370,435	371,023
Operating income	96,551	123,834	117,030	83,877	113,747
Income before provision for income taxes	90,937	121,421	111,582	81,867	112,555
Net income	135,153	74,805	70,949	51,558	69,110

Basic earnings per common share	$4.07	$2.21	$1.98	$1.41	$1.88

Diluted earnings per common share	$4.05	$2.20	$1.97	$1.40	$1.87

(1)	Includes the results of operations for HGD from July 1, 2017, the date of its acquisition by Hub Group.

	As of December 31,
	2017 (1)	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$1,670,941	$1,360,259	$1,301,146	$1,212,127	$1,047,943
Long-term debt, including capital lease	222,504	126,105	114,194	88,397	24,952
Stockholders' equity	769,872	628,179	647,840	600,784	561,227

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are a world class provider of multimodal transportation solutions.  We offer intermodal, truck brokerage, dedicated and logistics services. We operate through a nationwide network of operating centers and independent business owners.

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

Our new dedicated service line, HGD, contracts with customers looking to outsource a portion of their transportation needs. We offer a dedicated fleet of equipment and drivers, as well as the management and infrastructure to operate according to the customers’ high service expectations.

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

Hub’s account management group works with pricing, sales and operations to enhance Hub’s customer margins. We are working on margin enhancement projects including using the most cost effective drayage carriers, improving utilization, improving our accessorial management, reducing empty miles, improving network balance and routinely reviewing and improving low margin loads.

Hub’s top 50 customers represent approximately 66% of the Hub segment revenue for the year ended December 31, 2017. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 173 agents, consisting of 99 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America, and 74 sales only agents. Mode also has a temperature protected services division operated out of our Oak Brook, IL headquarters and corporate offices in Memphis, TN and Dallas, TX. Mode’s top 20 customers represent approximately 39% of the Mode segment revenue for the year ended December 31, 2017. We closely monitor revenue and margin for these customers. We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes our revenue by segment and business line (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2017				Ended December 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,852,884	$496,733	$(56,587)	$2,293,030	$1,785,865	$486,758	$(81,556)	$2,191,067
Truck brokerage	483,955	340,330	(1,990)	822,295	391,901	308,055	(1,456)	698,500
Logistics	655,543	192,097	(43,061)	804,579	556,775	153,922	(27,474)	683,223
Dedicated	115,012	-	(19)	114,993	-	-	-	-
Total revenue	$3,107,394	$1,029,160	$(101,657)	$4,034,897	$2,734,541	$948,735	$(110,486)	$3,572,790

Revenue

Hub Group’s revenue increased 12.9% to $4.0 billion in 2017 from $3.6 billion in 2016.

The Hub segment revenue increased 13.6% to $3.1 billion. Intermodal revenue increased 3.8% to $1.9 billion primarily due to higher fuel revenue, 1.1% higher volume and favorable mix, partially offset by a decrease in customer pricing.  Truck brokerage revenue increased 23.5% to $484.0 million due to an 8.8% volume increase as well as a 14.7% increase in fuel, mix and price combined.  Logistics revenue increased 17.7% to $655.5 million related primarily to new customers on-boarded during the year.  Dedicated revenue was $115.0 million from the date of acquisition to December 31, 2017.

Mode’s revenue increased 8.5% to $1,029.2 million in 2017 from $948.7 million in 2016.  Mode intermodal revenue increased 2.0%, truck brokerage revenue increased 10.5% and logistics revenue increased 24.8%.

The following is a summary of operating results for our business segments (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2017				Ended December 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$3,107,394	$1,029,160	$(101,657)	$4,034,897	$2,734,541	$948,735	$(110,486)	$3,572,790
Transportation costs	2,771,291	907,746	(101,657)	3,577,380	2,404,946	823,545	(110,486)	3,118,005
Gross margin	336,103	121,414	-	457,517	329,595	125,190	-	454,785

Costs and expenses:
Salaries and benefits	174,573	13,816	-	188,389	165,136	15,323	-	180,459
Agent fees and commissions	58	74,024	-	74,082	66	72,830	-	72,896
General and administrative	77,085	8,097	-	85,182	60,811	7,819	-	68,630
Depreciation and amortization	12,139	1,174	-	13,313	7,698	1,268	-	8,966
Total costs and expenses	263,855	97,111	-	360,966	233,711	97,240	-	330,951

Operating income	$72,248	$24,303	$-	$96,551	$95,884	$27,950	$-	$123,834

Transportation Costs

Hub Group’s transportation costs increased to $3.6 billion in 2017 from $3.1 billion in 2016.  Transportation costs in 2017 consisted of purchased transportation costs of $3.1 billion and equipment and driver related costs of $449.8 million compared to 2016 which consisted of purchased transportation costs of $2.8 billion and equipment and driver related costs of $360.8 million.

The Hub segment transportation costs increased to $2.8 billion in 2017 from $2.4 billion in 2016.  Hub segment transportation costs in 2017 consisted of $2.3 billion in purchased transportation costs up from $2.0 billion in 2016. The 13.5% increase was primarily due to an increase in rail and fuel costs and higher volumes.  Equipment and driver related costs increased 24.9% to $446.5 million in 2017 from $357.3 million in 2016 due primarily to the equipment and driver related costs of HGD.

The Mode segment transportation costs increased 10.2% to $907.7 million in 2017 from $823.5 million in 2016. Mode segment transportation costs are primarily purchased transportation costs which increased due primarily to increased business in logistics, an increase in rail and fuel costs and higher volume in truck brokerage.

Gross Margin

Hub Group’s gross margin increased 0.6% to $457.5 million in 2017 from $454.8 million in 2016. Hub Group’s gross margin as a percentage of revenue decreased to 11.3% in 2017 from 12.7% in 2016.

The Hub segment gross margin increased 2.0% to $336.1 million.  Hub’s $6.5 million gross margin increase resulted from the addition of HGD and growth in truck brokerage margin, partially offset by decreases in intermodal and logistics margin.  Truck brokerage gross margin increased due to changes in customer mix. Intermodal gross margin decreased primarily because of lower customer prices than last year and rail cost increases partially offset by slightly improved volume.  Logistics gross margin decreased due to tighter truck capacity that resulted in higher purchased transportation costs and changes in customer mix.

As a percentage of Hub segment revenue, Hub segment gross margin decreased to 10.8% in 2017 from 12.1% in 2016.  Intermodal gross margin as a percentage of sales decreased 170 basis points because of lower customer prices than last year and rail cost increases.  Truck brokerage gross margin as a percentage of sales decreased 170 basis points due to lower customer contract rates, increased costs, and a change in customer mix.  Logistics gross margin as a percentage of sales decreased 190 basis points due to changes in customer mix and start-up costs associated with new customer on-boardings.  The addition of HGD partially offset these declines.

Mode’s gross margin decreased 3.0% to $121.4 million in 2017 from $125.2 million in 2016 due primarily to decreases in intermodal and truck brokerage partially offset by an increase in logistics margin.  Mode’s gross margin as a percentage of revenue decreased to 11.8% in 2017 from 13.2% in 2016.

CONSOLIDATED OPERATING EXPENSES

The following table presents certain items in the Consolidated Statements of Income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2017	2016

Revenue	100.0%	100.0%

Transportation costs	88.7	87.3

Gross margin	11.3	12.7

Costs and expenses:
Salaries and benefits	4.7	5.1
Agent fees and commissions	1.8	2.0
General and administrative	2.1	1.9
Depreciation and amortization	0.3	0.2
Total costs and expenses	8.9	9.2

Operating income	2.4	3.5

Salaries and Benefits

Hub Group’s salaries and benefits increased  to $188.4 million in 2017 from $180.5 million in 2016. As a percentage of revenue, Hub Group’s salaries and benefits decreased to 4.7% in 2017 from 5.1% in 2016.

The Hub segment salaries and benefits increase of $9.4 million was due primarily to the acquisition of HGD.  In addition, increases in salaries expense of $9.0 million, related to employee raises and higher severance expense of $3.1 million, compensation related to restricted stock awards of $1.3 million and an increase in employee benefits expense of $1.0 million, which were offset by decreases in employee bonus expense of $14.3 million, payroll taxes of $0.5 million and sales commissions of $0.3 million.

Mode’s salaries and benefits expense decreased to $13.8 million in 2017 from $15.3 million in 2016. The decrease was due primarily to decreases of $1.0 million related to employee bonus expense and $0.5 million related to salaries expense, employee benefits expense and payroll taxes.

Hub’s headcount as of December 31, 2017 and 2016 was 1,914 and 1,657, respectively, which excludes drivers, as driver costs are included in transportation costs. The increase in Hub’s headcount is due to the acquisition of HGD.  As of December 31, 2017 and 2016, Mode had 116 and 127 employees, respectively.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $74.1 million in 2017 from $72.9 million in 2016. As a percentage of revenue, these expenses decreased to 1.8% in 2017 from 2.0% in 2016.  The $1.2 million increase was primarily related to Mode’s conversion of the company managed operation to an IBO location in January 2017.

General and Administrative

Hub Group’s general and administrative expenses increased to $85.2 million in 2017 from $68.6 million in 2016. As a percentage of revenue, these expenses increased to 2.1% in 2017 from 1.9% in 2016.

The Hub segment increase of $16.3 million in general and administrative expense was due primarily to the acquisition of HGD and increases in IT consulting and professional service expense of $4.0 million, expenses related to due diligence and acquisition costs of $1.7 million, increases in temporary labor expense of $1.1 million, increased IT maintenance expense of $0.9 million, a change in the gain/loss on sale of assets of $0.9 million, expenses related to a network optimization study of $0.6 million in 2017, increases in rent expense of $0.6 million, equipment lease expense of $0.3 million, and bad debt expense of $0.2 million, partially offset by decreases in outside sales commissions of $0.4 million and meals and entertainment of $0.2 million.

Mode’s general and administrative expenses increased to $8.1 million in 2017 from $7.8 million in 2016.  The increase was primarily due to increases in bad debt expense of $0.4 million, IT maintenance expense of $0.3 million and gross receipts taxes of $0.2 million, partially offset by a decrease in an intercompany charge from Hub of $0.6 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $13.3 million in 2017 from $9.0 million in 2016. This expense as a percentage of revenue increased to 0.3% in 2017 from 0.2% in 2016.

The Hub segment’s depreciation and amortization expense increased to $12.1 million in 2017 from $7.7 million in 2016.  This increase was related primarily to the amortization of the HGD trade name and customer relationships as well as depreciation of additional computer software.

Mode’s depreciation and amortization expense decreased to $1.2 million in 2017 from $1.3 million in 2016.

Other Income (Expense)

Hub Group’s other expense increased to $5.6 million in 2017 from $2.4 million in 2016 due primarily to the additional interest costs related to the acquisition of HGD, an increase in interest expense related to our equipment debt and less foreign currency translation gains in 2017.

Provision for Income Taxes

The provision for income taxes decreased to a benefit of $44.2 million in 2017 from an expense $46.6 million in 2016 due primarily to the favorable impact on income tax expense from the revaluation of deferred tax liabilities as a result of the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”).  Our effective tax rate was a benefit of 48.6% in 2017 and an expense of 38.4% in 2016.

Net Income

Net income increased to $135.2 million in 2017 from $74.8 million in 2016 due primarily to the revaluation of deferred tax liabilities in connection with the Act, resulting in an income tax benefit in 2017 and increased margin, partially offset by higher operating expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2017, we funded operations, capital expenditures, an acquisition, capital leases, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the year ended December 31, 2017 was approximately $125.2 million, which resulted primarily from income of $135.2 million adjusted for non-cash charges of $31.1 million and a decrease in operating assets and liabilities of $41.1 million.

Cash provided by operating activities increased $22.7 million in 2017 versus 2016. The increase was due primarily to higher net income in 2017 of $60.3 million resulting primarily from a revaluation of deferred tax liabilities in connection with the recently enacted Tax Cuts and Job Act. As a result of this deferred tax revaluation, non-cash charges decreased by $34.6 million which included a change in deferred tax liabilities of $55.1 million partially offset by an increase in depreciation and amortization expense of $17.5 million. The negative change in operating assets and liabilities of $3.0 million was caused by a decrease in the change of accrued expenses of $12.2 million, an increase in the cash used for prepaid taxes of $11.9 million and prepaid expenses of $8.7 million, partially offset by an increase in the change of accounts payable of $23.3 million due to the timing of vendor payments.

Cash provided by operating activities was approximately $102.5 million and $171.7 million for the years ended December 31, 2016 and 2015, respectively.  The cash provided by operating activities in 2016 resulted primarily from income of $74.8 million plus the adjustment for non-cash charges of $65.7 million less the change in operating assets and liabilities of $38.0 million. The $69.2 million decrease in cash flow provided by operating activities for 2016 compared to 2015 was primarily attributed to a negative cash change in operating assets and liabilities of $77.7 million offset by an increase in non-cash charges of $4.6 million and net income of $3.9 million.  The negative cash change in assets and liabilities in 2016 versus 2015 resulted from higher Days Sales Outstanding (“DSO”) in 2016 versus 2015 caused by extended terms by select customers, partially offset by slower payments to our vendors.

Net cash used in investing activities for the year ended December 31, 2017 was $235.1 million which includes acquisition payments related to HGD of $165.9 million, capital expenditures of $74.5 million and proceeds from the sale of equipment of $5.3 million. Capital expenditures of $74.5 million included containers of $25.0 million, technology investments of $19.0 million, tractor purchases of $15.4 million, transportation equipment of $12.8 million, and the remainder for leasehold improvements.

Capital expenditures decreased by approximately $32.9 million in 2017 as compared to 2016. The 2017 decrease was due to decreases in container purchases of $34.4 million and land of $14.9 million.  These decreases were partially offset by approximately $9.5 million more of tractor purchases, increased technology investments of $6.0 million and an increase in transportation equipment purchases of $1.2 million in 2016.

Net cash used in investing activities for the year ended December 31, 2016 was $105.3 million as compared to $80.7 million in 2015. Capital expenditures increased by approximately $24.4 million in 2016 as compared to 2015. The 2016 increase was due to increases in container purchases of $38.9 million, land of $14.9 million, technology of $7.2 million and leasehold improvements of $1.7 million.  These increases were partially offset by approximately $39.4 million more of tractor purchases in 2015.

In 2018, we estimate capital expenditures will range from $150.0 million to $170.0 million. We expect equipment purchases to range from $120.0 million to $130.0 million and technology investments will range from $30.0 million to $40.0 million.

Net cash provided by financing activities for the year ended December 31, 2017 was $11.1 million which includes proceeds from the issuance of debt $98.5 million, offset by repayments of long-term debt of $79.9 million, cash for stock tendered for payments of withholding taxes of $3.4 million, capital lease payments of $2.8 million and payment of debt issuance costs of $1.4 million.

The $88.4 million increase in cash provided by financing activities for 2017 compared to 2016 was primarily due to the decrease in treasury stock purchases of $100.0 million and an increase in the proceeds from issuance of debt of $36.4 million, partially offset by increases in debt payments of $45.1 million, debt issuance costs of $1.4 million and cash for stock tendered for payments of withholding taxes of $0.9 million.

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

Cash paid for income taxes of $13.1 million was higher than our income tax benefit of $44.2 million.  This was due primarily to the favorable impact on income tax expense from the revaluation of deferred tax liabilities as a result of the enactment of the Act. If the Act had not been enacted, cash paid for income taxes would have been less than income tax expense due to favorable timing differences between our tax returns and financial statements. The Act included modifications to depreciation rules, generally allowing for additional accelerated depreciation beginning in September 2017. As a result of anticipated favorable timing differences related to depreciation, we expect our cash paid for income taxes in 2018 to be significantly less than our income tax expense.

See Note 10 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2018. As of December 31, 2017, our letters of credit were $20.1 million.

As of December 31, 2017, we had $45.0 million of borrowings under our bank revolving line of credit and our unused and available borrowings were $284.9 million.  Our unused and available borrowings under our 2013 Credit Agreement were $38.2 million as of December 31, 2016. We believe our line of credit is adequate to meet our cash needs.  We were in compliance with our debt covenants as of December 31, 2017.

CONTRACTUAL OBLIGATIONS

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease obligations, and contingent commitments as of December 31, 2017 is presented in the following table (in thousands).

Future Payments Due:

		Operating
		Leases and	Long
	Capital	Other	Term
	Lease	Commitments	Debt	Total
2018	$3,137	$10,755	$77,266	$91,158
2019	3,137	8,622	70,033	81,792
2020	3,145	7,700	50,268	61,113
2021	1,821	7,272	30,704	39,797
2022	-	6,576	13,092	19,668
2023 and thereafter	-	7,494	50,711	58,205
	$11,240	$48,419	$292,074	$351,733

In November 2016, we committed to acquire 4,000 53’ containers.  As of December 31, 2017 we received 2,670 containers, which were financed with debt and we expect to receive the remaining 1,330 units in 2018, which we expect to finance with debt.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:

2018	$1,990
2019	1,964
2020	2,545
2021	1,575
2022	1,179
2023 and thereafter	15,141
$24,394

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

Revenue Recognition

Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectability is reasonably assured. Revenue and related transportation costs are recognized based on relative transit time. For transportation services not completed at the end of a reporting period, we use a percentage of completion method to allocate the appropriate revenue to each separate reporting period.  Further, in most cases, we report revenue on a gross basis because we are the primary obligor and are responsible for providing the service desired by the customer. The customer views us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, our earnings vary. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on the gross basis for substantially all of our revenue.

Allowance for Uncollectible Trade Accounts Receivable

We extend credit to customers after a review of each customer’s credit history.  An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions.  Annually we review, in hindsight, the percentage of receivables that are collected that aged over one year, those that are not one year old and the accounts that went into bankruptcy.  Due primarily to the difference in customer mix, the percentage of receivables collected in the Hub segment has been higher than the Mode segment although both have been over 98%.  We reserve for accounts less than one year old based on specifically identified uncollectible balances and our historic collection percentage, including receivable adjustments charged through revenue for items such as billing disputes.  In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain its financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions.  Once a receivable ages over one year, our collection percentage is much lower for both the Hub and Mode segments, thus a separate calculation is done for open receivables that have aged over one year.   We also review our collection percentage after a customer has gone into bankruptcy.  Although these collection percentages may change both negatively and positively, since only a small portion of our receivables are aged over one year or are involved in a bankruptcy case, a large change in the either of those collection percentages would not have a material impact on our financial statements.  Our level of reserves for customer accounts receivable fluctuate depending upon all the factors mentioned above.  Historically, our reserve for uncollectible accounts has approximated actual accounts written off and we do not expect the reserve for uncollectible accounts to change significantly relative to our accounts receivable balance.  The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable.  Recoveries of receivables previously charged off are recorded when received.

Equipment

We operate tractors and utilize containers, trailers and chassis in connection with our business. This equipment may be purchased or leased as part of an operating or capital lease. In addition, we rent equipment from third parties and various railroads under short term rental arrangements. Equipment which is purchased is depreciated on the straight line method over the estimated useful life. Our equipment leases have five to ten year terms and, in some cases, contain renewal options.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The new standard is effective for annual reporting periods beginning after December 15, 2017.

We have been closely monitoring FASB activity related to the new standard. In the first half of 2017, we made significant progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. In the second half of 2017, we finalized our contract reviews and our detailed accounting policy. Based on our evaluation, we adopted the requirements of the new standard on January 1, 2018 and will use the full retrospective transition method.

The impact of adopting Topic 606 primarily relates to recording all taxes assessed by a governmental authority that are both, imposed on and concurrent with a specific revenue-producing transaction and collected by Hub Group from a customer on a net basis, which previously were recorded on a gross basis. We expect this election to have approximately a $3.0 million impact on our consolidated financial statements in 2017 and 2016.  The impact to our results is restricted to taxes because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time for the majority of our contracts, which is consistent with our current revenue recognition model. Revenue on our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to terminate the contract for convenience or by our rights to payment for work performed to date. In addition, the number of our performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice.

The new standard clarifies how to account for principal (gross) versus agent (net) in revenue recognition.  We have concluded that the adoption of this standard will not have a material impact on our consolidated financial statements.

In 2016, the FASB issued new guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This standard was adopted on January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This standard was adopted on January 1, 2018 and we are evaluating the effect that this guidance will have on any future acquisitions.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  The new standard will become effective beginning with the first quarter of 2019.  Early adoption of the standard is permitted.  We plan to adopt this standard January 1, 2019, as required.  We are currently evaluating the impact the adoption of this accounting guidance will have on the consolidated financial statements.

OUTLOOK, RISKS AND UNCERTAINTIES

Business Combinations/Divestitures

We believe that any future acquisitions or divestitures that we may make could significantly impact financial results. Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Revenue

We believe that the performance of the railroads and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate. Should there be further consolidation in the rail industry causing a service disruption, we believe our intermodal business would likely be negatively impacted. Should there be a significant service disruption, we expect that there may be some customers who would switch from using our intermodal service to other transportation services. We expect that these customers may choose to continue to utilize other services even when intermodal service levels are restored. Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, lower fuel prices, the entry of new competitors, the loss of Mode LLC IBOs and/or sales agents, poor customer retention, inadequate drayage and intermodal service and inadequate equipment supply.

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the transportation business mix, start-up costs for new business, changes in logistics services between transactional business and management fee business, insurance and claim costs, driver recruiting costs, driver compensation changes, impact of regulations on drayage costs, trailer and container capacity, vendor cost increases, fuel costs, equipment utilization, intermodal industry growth, intermodal industry service levels, accessorials, competitive pricing and accounting estimates.

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

General and Administrative

We believe there are several factors that could cause general and administrative expenses to fluctuate as a percentage of revenue. As customer expectations and the competitive environment require the development of web-based business interfaces and the restructuring of our information systems and related platforms, we believe there could be significant expenses incurred. Other factors that could cause selling, general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums, technology expense related to software and services, claim expense, bad debt expense, professional services expense and costs related to acquisitions or divestitures.

Depreciation and Amortization

We estimate that depreciation and amortization of property and equipment will increase significantly due to technology related investments and equipment investments for replacement and growth, as well as intangible assets acquired in connection with the acquisition of HGD.

Impairment of Property and Equipment, Goodwill and Indefinite-Lived Intangibles

On an ongoing basis, we assess the realizability of our assets. If, at any point during the year, we determine that an impairment exists, the carrying amount of the asset is reduced by the estimated impairment with a corresponding charge to earnings which could have a material adverse impact on earnings.

Other Income (Expense)

We expect interest expense to increase in 2018 because we financed our 2017 tractor and container purchases with debt.  In addition, we expect interest expense to increase because we assumed debt and entered into a new credit agreement in connection with the HGD acquisition. Factors that could cause a change in interest expense include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and purchase of treasury stock.  See Note 10 of the consolidated financial statements for additional information on our new credit agreement.

Provision for Income Taxes

Based on our initial assessments of the impact of the enactment of the U.S. Tax Cuts and Jobs Act, we estimate that our effective tax rate will be approximately 25% in 2018.

Leasing on Owner-Operators

Our HGT drivers are comprised of 58% independent contractors and 42% employees.  HGD drivers are comprised of 100% employees. We had difficulties signing on owner-operators in 2017 and we were more successful recruiting employee drivers.  If this trend continues, the Company may have to recruit more employee drivers in certain markets.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

The Company has both fixed and variable rate debt as described in Note 10 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2017.

We have standby letters of credit that expire in 2018. As of December 31, 2017, our letters of credit were $20.1 million.

As of December 31, 2017, we had $45.0 million of borrowings under our bank revolving line of credit and our unused and available borrowings were $284.9 million.  We were in compliance with our debt covenants as of December 31, 2017.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2017. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Hub Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois

February 28, 2018

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,557	$127,404
Accounts receivable trade, net	583,994	473,608
Accounts receivable other	5,722	4,331
Prepaid taxes	12,088	294
Prepaid expenses and other current assets	25,697	16,653
TOTAL CURRENT ASSETS	656,058	622,290

Restricted investments	24,181	20,877
Property and equipment, net	562,150	438,594
Other intangibles, net	74,348	11,844
Goodwill, net	348,661	262,376
Other assets	5,543	4,278
TOTAL ASSETS	$1,670,941	$1,360,259

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$338,933	$266,555
Accounts payable other	12,268	21,070
Accrued payroll	28,994	36,223
Accrued other	59,305	46,013
Current portion of capital lease	2,777	2,697
Current portion of long-term debt	77,266	45,163
TOTAL CURRENT LIABILITIES	519,543	417,721

Long-term debt	214,808	115,529
Non-current liabilities	37,927	23,595
Long-term portion of capital lease	7,696	10,576
Deferred taxes	121,095	164,659

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2017 and 2016	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2017 and 2016; 33,447,070 shares outstanding in 2017 and 33,192,982 shares outstanding in 2016	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2017 and 2016	7	7
Additional paid-in capital	173,011	173,565
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	870,716	735,563
Accumulated other comprehensive loss	(194)	(273)
Treasury stock; at cost,7,777,722 shares in 2017 and 8,031,810 shares in 2016	(258,622)	(265,637)
TOTAL STOCKHOLDERS' EQUITY	769,872	628,179
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,670,941	$1,360,259

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts).

	Years Ended December 31,
	2017	2016	2015

Revenue	$4,034,897	$3,572,790	$3,525,595
Transportation costs	3,577,380	3,118,005	3,112,900
Gross margin	457,517	454,785	412,695

Costs and expenses:
Salaries and benefits	188,389	180,459	158,938
Agent fees and commissions	74,082	72,896	68,724
General and administrative	85,182	68,630	60,015
Depreciation and amortization	13,313	8,966	7,988
Total costs and expenses	360,966	330,951	295,665

Operating income	96,551	123,834	117,030

Other income (expense):
Interest expense	(6,754)	(3,625)	(2,971)
Interest and dividend income	416	393	83
Other, net	724	819	(2,560)
Total other expense	(5,614)	(2,413)	(5,448)

Income before provision for income taxes	90,937	121,421	111,582

Income tax (benefit) expense	(44,216)	46,616	40,633

Net income	$135,153	$74,805	$70,949

Other comprehensive income (loss):
Foreign currency translation adjustments	79	(95)	(101)

Total comprehensive income	$135,232	$74,710	$70,848

Basic earnings per common share	$4.07	$2.21	$1.98

Diluted earnings per common share	$4.05	$2.20	$1.97

Basic weighted average number of shares outstanding	33,220	33,841	35,876
Diluted weighted average number of shares outstanding	33,350	33,949	35,968

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2014	41,887,088	$419	$171,235	$(15,458)	$589,809	$(77)	(4,977,468)	$(145,144)	$600,784
Purchase of treasury shares	-	-	-	-	-	-	(735,524)	(28,823)	(28,823)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(77,732)	(2,916)	(2,916)
Issuance of restricted stock awards, net of forfeitures	-	-	(4,897)	-	-	-	199,893	4,897	-
Share-based compensation expense	-	-	7,833	-	-	-	-	-	7,833
Tax benefit of share-based compensation plans	-	-	114	-	-	-	-	-	114
Net income	-	-	-	-	70,949	-	-	-	70,949
Foreign currency translation adjustment	-	-	-	-	-	(101)	-	-	(101)
Balance December 31, 2015	41,887,088	$419	$174,285	$(15,458)	$660,758	$(178)	(5,590,831)	$(171,986)	$647,840

Purchase of treasury shares	-	-	-	-	-	-	(2,672,227)	(100,000)	(100,000)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(73,546)	(2,489)	(2,489)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,838)	-	-	-	304,794	8,838	-
Share-based compensation expense	-	-	8,479	-	-	-	-	-	8,479
Tax benefit of share-based compensation plans	-	-	(361)	-	-	-	-	-	(361)
Net income	-	-	-	-	74,805	-	-	-	74,805
Foreign currency translation adjustment	-	-	-	-	-	(95)	-	-	(95)
Balance December 31, 2016	41,887,088	$419	$173,565	$(15,458)	$735,563	$(273)	(8,031,810)	$(265,637)	$628,179

Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(77,988)	(3,412)	(3,412)
Issuance of restricted stock awards, net of forfeitures	-	-	(10,427)	-	-	-	332,076	10,427	-
Share-based compensation expense	-	-	9,873	-	-	-	-	-	9,873
Net income	-	-	-	-	135,153	-	-	-	135,153
Foreign currency translation adjustment	-	-	-	-	-	79	-	-	79
Balance December 31, 2017	41,887,088	$419	$173,011	$(15,458)	$870,716	$(194)	(7,777,722)	$(258,622)	$769,872

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net Income	$135,153	$74,805	$70,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,173	44,712	37,042
Deferred taxes	(41,351)	13,801	16,378
Compensation expense related to share-based compensation plans	9,873	8,479	7,833
Loss (gain) on sale of assets	441	(573)	(129)
Excess tax benefits from share based compensation	-	(733)	(81)
Changes in operating assets and liabilities:
Restricted investments	(3,304)	231	836
Accounts receivable, net	(84,775)	(87,629)	36,373
Prepaid taxes	(11,794)	66	14,575
Prepaid expenses and other current assets	(7,543)	1,099	(3,401)
Other assets	56	570	(805)
Accounts payable	59,037	35,709	(25,736)
Accrued expenses	(2,931)	9,238	20,505
Non-current liabilities	10,185	2,698	(2,642)
Net cash provided by operating activities	125,220	102,473	171,697

Cash flows from investing activities:
Proceeds from sale of equipment	5,327	2,061	2,309
Purchases of property and equipment	(74,541)	(107,409)	(83,042)
Cash used in acquisition	(165,933)	-	-
Net cash used in investing activities	(235,147)	(105,348)	(80,733)

Cash flows from financing activities:
Proceeds from issuance of debt	98,544	62,155	64,442
Repayments of long-term debt	(79,869)	(34,767)	(23,217)
Stock tendered for payments of withholding taxes	(3,412)	(2,489)	(2,916)
Purchase of treasury stock	-	(100,000)	(28,823)
Capital lease payments	(2,800)	(2,634)	(2,534)
Excess tax benefits from share-based compensation	-	372	195
Payment of debt issuance costs	(1,397)	-	-
Net cash provided by (used in) financing activities	11,066	(77,363)	7,147

Effect of exchange rate changes on cash and cash equivalents	14	(107)	(131)

Net (decrease) increase in cash and cash equivalents	(98,847)	(80,345)	97,980
Cash and cash equivalents beginning of the year	127,404	207,749	109,769
Cash and cash equivalents end of the year	$28,557	$127,404	$207,749

Supplemental disclosures of cash paid for:
Interest	$6,162	$3,665	$2,977
Income taxes	$13,149	$33,233	$6,990

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Business: Hub Group, Inc. (“we”, “us” or “our”) provides intermodal transportation services utilizing primarily third party arrangements with railroads. Drayage can be provided by our subsidiary, Hub Group Trucking, Inc., or a third party company. We offer a dedicated fleet of equipment and drivers through Hub Group Dedicated. We also arrange for transportation of freight by truck and perform logistics services. Transportation services are provided through Hub Group and our subsidiary Mode Transportation, LLC. We report two distinct business segments. The first segment is Mode, which includes the Mode business we acquired in 2011. The other segment is Hub, which is all business other than Mode. “Hub Group” includes both segments.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2017 and 2016, our cash and temporary investments were with high quality financial institutions in DDAs (Demand Deposit Accounts) and Savings Accounts.

Accounts Receivable and Allowance for Uncollectible Accounts: In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends, including receivable adjustments charged through revenue for items such as disputes, and an evaluation based on current economic conditions. To be more specific, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible. On an annual basis, we perform a hindsight analysis on Hub and Mode separately to determine each segment’s experience in collecting account balances over one year old and account balances in bankruptcy. We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain its financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Our reserve for uncollectible accounts was approximately $8.5 million and $5.4 million as of December 31, 2017 and 2016, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

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

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the goodwill might be impaired and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. In 2017 and 2016, we performed the qualitative assessment on both the Hub and Mode reporting units and determined it was not, more-likely-than-not, that goodwill might be impaired.

We evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs (Demand Deposit Accounts) and Savings Accounts. We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2017, 2016 or 2015. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

Revenue Recognition: Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectability is reasonably assured. Revenue and related transportation costs are recognized based on relative transit time. Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Finally, we have credit risk for our receivables. These three factors, discretion in setting prices, discretion in selecting vendors and credit risk, further support reporting revenue on a gross basis for substantially all of our revenue.

Provision for Income Taxes: Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections with two exceptions for which we have established valuation allowances.  We have established valuation allowances of $0.1 million related to state tax net operating losses and $1.6 million related to state incentive tax credit carryforwards.  In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

We presented in both 2016 and 2015 excess tax benefits resulting from the exercise of share-based compensation as financing cash in-flows and as operating cash out-flows in the Consolidated Statements of Cash Flows.

New Pronouncements: In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The new standard is effective for annual reporting periods beginning after December 15, 2017.

We have been closely monitoring FASB activity related to the new standard. In the first half of 2017, we made significant progress toward completing our evaluation of the potential changes from adopting the new standard on our future financial reporting and disclosures. In the second half of 2017, we finalized our contract reviews and our detailed accounting policy. Based on our evaluation, we adopted the requirements of the new standard on January 1, 2018 and will use the full retrospective transition method.

The impact of adopting Topic 606 primarily relates to recording all taxes assessed by a governmental authority that are both, imposed on and concurrent with a specific revenue-producing transaction and collected by Hub Group from a customer on a net basis, which previously were recorded on a gross basis. We expect this election to have approximately a $3.0 million impact on our consolidated financial statements in 2017 and 2016.  The impact to our results is restricted to taxes because the analysis of our contracts under the new revenue recognition standard supports the recognition of revenue over time for our contracts, which is consistent with our current revenue recognition model. Revenue on the majority of our contracts will continue to be recognized over time because of the continuous transfer of control to the customer. This continuous transfer of control to the customer is supported by clauses in the contracts that allow the customer to terminate the contract for convenience or by our rights to payment for work performed to date. In addition, the number of our performance obligations under the new standard is not materially different from our contract segments under the existing standard. Lastly, the accounting for the estimate of variable consideration is not materially different compared to our current practice.

The new standard clarifies how to account for principal (gross) versus agent (net) in revenue recognition.  We have concluded that the adoption of this standard will not have a material impact on our consolidated financial statements.

In 2016, the FASB issued new guidance which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This standard was adopted on January 1, 2018.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This standard was adopted on January 1, 2018 and we are evaluating the effect that this guidance will have on any future acquisitions.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  The new standard will become effective beginning with the first quarter of 2019.  Early adoption of the standard is permitted.  We plan to adopt this standard January 1, 2019, as required.  We are currently evaluating the impact the adoption of this accounting guidance will have on the consolidated financial statements.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts, exposure under our insurance policies and useful lives of assets. Actual results could differ from those estimates.

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended, December 31,
	2017	2016	2015

Net income for basic and diluted earnings per share	$135,153	$74,805	$70,949

Weighted average shares outstanding - basic	33,220	33,841	35,876

Dilutive effect of stock options and restricted stock	130	108	92

Weighted average shares outstanding - diluted	33,350	33,949	35,968

Earnings per share - basic	$4.07	$2.21	$1.98

Earnings per share - diluted	$4.05	$2.20	$1.97

NOTE 4.	Acquisition

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

HGD has an operating fleet of approximately 1,100 tractors and 4,700 trailers.  Dedicated services have been requested by our customers and we believe HGD is an excellent service offering that we can provide to our customers.

The base purchase price for Estenson was approximately $284.7 million, including contingent consideration related to an earn-out provision included in the Purchase Agreement, which will not exceed $6.0 million and is based on Estenson’s EBITDA results through June 30, 2019.  In accordance with the agreement, the base purchase price was adjusted by the assumed debt to arrive at the final consideration of $172.0 million.  To facilitate the acquisition, we assumed $112.7 million of Estenson debt and paid $165.9 million in cash, including $55.0 million of cash, which was borrowed under our new credit agreement (See Note 10).

The following table summarizes the total purchase price allocated to the net assets acquired (in thousands):

Cash paid	$165,945
Consideration payable	1,366
Contingent consideration, fair value	4,703
Total consideration	172,014
Equipment debt assumed	112,677
Total base purchase price	$284,691

Pending finalization of the fair market value of assets acquired and liabilities assumed, the measurement period remains open.  The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

July 1, 2017
Cash and cash equivalents	$12
Accounts receivable trade	26,830
Accounts receivable other	165
Prepaid expenses and other current assets	1,500
Property and equipment	128,477
Other intangibles	66,400
Goodwill	86,504
Other assets	64
Total assets acquired	$309,952

Accounts payable trade	$4,542
Accrued payroll	5,661
Accrued other	15,058
Equipment debt	112,677
Total liabilities assumed	$137,938

Total consideration	$172,014

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

We incurred approximately $1.6 million of acquisition costs associated with this transaction prior to the closing date that are reflected in general and administrative expense in the accompanying Consolidated Statements of Income for the twelve months ended December 31, 2017.

The total amount of tax deductible goodwill as of December 31, 2017 is $80.6 million, which will be amortized over 15 years.  As of December 31, 2017, there are $5.9 million of assumed liabilities which, as they are paid, will result in additional tax deductible goodwill which can be amortized over the remainder of the 15 year period which started in July 2017.

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2017	Life
Customer relationships	$66,000	$2,200	$63,800	15 years
Trade name	$400	$400	$0	3 months

The above intangible assets are amortized using the straight-line method.  Amortization expense related to this acquisition for the twelve month period ended December 31, 2017 was $2.6 million.  The intangible assets have a weighted average useful life of approximately 15 years.  Amortization expense related to HGD for the next five years is as follows (in thousands):

2018	$4,400
2019	4,400
2020	4,400
2021	4,400
2022	4,400

The following unaudited pro forma consolidated results of operations for 2017 and 2016 assume that the acquisition of Estenson was completed as of January 1, 2016 (in thousands, except for per share amounts):

	Twelve Months	Twelve Months
	Ended	Ended
	December 31, 2017	December 31, 2016
Revenue	$4,148,918	$3,784,604
Net income	$139,300	$81,984
Earnings per share
Basic	$4.19	$2.42
Diluted	$4.18	$2.41

The unaudited pro forma consolidated results for the twelve month period was prepared using the acquisition method of accounting and are based on the historical financial information of Hub Group and HGD. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2016.

NOTE 5. Business Segments

We report two distinct business segments. The first segment is Mode, which includes the Mode LLC business we acquired on April 1, 2011. The second segment is Hub, which is all business other than Mode.

Hub offers comprehensive intermodal, truck brokerage, logistics and dedicated services. Our employees operate the freight through a network of operating centers located in the United States, Canada and Mexico. Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads. Hub has full time employees located throughout the United States, Canada and Mexico.

Mode LLC markets and operates its freight transportation services, consisting of intermodal, truck brokerage and logistics, primarily through agents who enter into contractual arrangements with Mode LLC.

The following is a summary of operating results for our business segments for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2017				Ended December 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$3,107,394	$1,029,160	$(101,657)	$4,034,897	$2,734,541	$948,735	$(110,486)	$3,572,790
Transportation costs	2,771,291	907,746	(101,657)	3,577,380	2,404,946	823,545	(110,486)	3,118,005
Gross margin	336,103	121,414	-	457,517	329,595	125,190	-	454,785

Costs and expenses:
Salaries and benefits	174,573	13,816	-	188,389	165,136	15,323	-	180,459
Agent fees and commissions	58	74,024	-	74,082	66	72,830	-	72,896
General and administrative	77,085	8,097	-	85,182	60,811	7,819	-	68,630
Depreciation and amortization	12,139	1,174	-	13,313	7,698	1,268	-	8,966
Total costs and expenses	263,855	97,111	-	360,966	233,711	97,240	-	330,951

Operating income	$72,248	$24,303	$-	$96,551	95,884	27,950	-	123,834

Capital expenditures	$73,772	$769	$-	$74,541	$106,316	$1,093	$-	$107,409

	Twelve Months
	Ended December 31, 2015
			Inter-	Hub
			Segment	Group
	Hub	Mode	Elims	Total
Revenue	$2,679,318	$928,661	$(82,384)	$3,525,595
Transportation costs	2,385,197	810,087	(82,384)	3,112,900
Gross margin	294,121	118,574	-	412,695

Costs and expenses:
Salaries and benefits	143,993	14,945	-	158,938
Agent fees and commissions	56	68,668	-	68,724
General and administrative	53,023	6,992	-	60,015
Depreciation and amortization	6,688	1,300	-	7,988
Total costs and expenses	203,760	91,905	-	295,665

Operating income	$90,361	$26,669	$-	$117,030

Capital expenditures	$79,860	$3,182	$-	$83,042

	As of December 31, 2017				As of December 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,470,792	$210,088	$(9,939)	$1,670,941	$1,178,110	$191,374	$(9,225)	$1,360,259
Goodwill	$319,272	$29,389	$-	348,661	$232,987	$29,389	$-	262,376

The following tables summarize our revenue by segment and business line (in thousands):

	Twelve Months				Twelve Months
	Ended December 31, 2017				Ended December 31, 2016
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,852,884	$496,733	$(56,587)	$2,293,030	$1,785,865	$486,758	$(81,556)	$2,191,067
Truck brokerage	483,955	340,330	(1,990)	822,295	391,901	308,055	(1,456)	698,500
Logistics	655,543	192,097	(43,061)	804,579	556,775	153,922	(27,474)	683,223
Dedicated	115,012	-	(19)	114,993	-	-	-	-
Total revenue	$3,107,394	$1,029,160	$(101,657)	$4,034,897	$2,734,541	$948,735	$(110,486)	$3,572,790

	Twelve Months
	Ended December 31, 2015
			Inter-	Hub
			Segment	Group
	Hub	Mode	Elims	Total
Intermodal	$1,792,046	$483,910	$(78,688)	$2,197,268
Truck brokerage	355,402	314,498	(1,908)	667,992
Logistics	531,870	130,253	(1,788)	660,335
Total revenue	$2,679,318	$928,661	$(82,384)	$3,525,595

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

The following table presents the carrying amount of goodwill (in thousands):

			Hub Group
	Hub	Mode	Total
Balance at January 1, 2016	$233,205	$29,389	$262,594
Other	(218)	-	(218)
Balance at December 31, 2016	232,987	29,389	262,376
Acquisition	$86,504	$-	$86,504
Other	(219)	-	(219)
Balance at December 31, 2017	$319,272	$29,389	$348,661

The changes noted as “other” in the table above for both 2017 and 2016 refer to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

The components of the “Other intangible assets” are as follows (in thousands):

			Net
	Gross	Accumulated	Carrying
As of December 31, 2017:	Amount	Amortization		Life

Hub
Customer relationships	$71,181	$(6,434)	$64,747	7-15 years

Trade name	$400	$(400)	$-	3 months

Mode
Agency/customer relationships	$15,362	$(5,761)	$9,601	18 years

Hub Group Total	$86,943	$(12,595)	$74,348

			Net
	Gross	Accumulated	Carrying
As of December 31, 2016:	Amount	Amortization	Value	Life

Hub
Customer relationships	$5,181	$(3,792)	$1,389	7-15 years

Mode
Agency/customer relationships	$15,362	$(4,907)	$10,455	18 years

Hub Group Total	$20,543	$(8,699)	$11,844

The above intangible assets are amortized using the straight-line method. Amortization expense for year ended December 31, 2017 was $3.9 million and $1.3 million for each of the years ended December 31, 2017 and 2016. The remaining weighted average life of all definite lived intangible assets as of December 31, 2017 was 14.33 years and 11.25 years for Hub and Mode, respectively. Amortization expense for the next five years is as follows (in thousands):

			Hub Group
	Hub	Mode	Total
2018	$4,795	$853	$5,648
2019	4,655	853	5,508
2020	4,655	853	5,508
2021	4,442	853	5,295
2022	4,400	853	5,253

NOTE 7. Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a tax benefit of $75.2 million, which is included as a component of income tax expense from continuing operations. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, our estimates may also be affected as we gain a more thorough understanding of the tax law.

Due to the complexities involved in accounting for the enactment of the Act, the SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017. Where reasonable estimates can be made, the provisional accounting should be based on such estimates. When no reasonable estimate can be made, the provisional accounting may be based on the tax law in effect before the Act. The Company is required to complete its tax accounting for the Act within a one year period when it has obtained, prepared, and analyzed the information to complete the income tax accounting.

Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The tax benefit recorded related to the remeasurement of our deferred tax balance was $75.2 million.

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2017	2016	2015
U.S. federal statutory rate	34.9%	35.0%	35.0%
Federal tax law changes	(82.7)	-	-
State taxes, net of federal benefit	2.8	2.6	2.4
Federal and state incentives	(5.2)	(0.2)	(0.5)
State law changes	1.5	0.3	(0.9)
Permanent differences	0.1	0.7	0.4
Net effective rate	(48.6)%	38.4%	36.4%

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current
Federal	$(2,429)	$30,324	$21,363
State and local	1,718	3,296	2,900
Foreign	59	108	284
	(652)	33,728	24,547

Deferred
Federal	(46,247)	11,981	16,538
State and local	2,686	971	(346)
Foreign	(3)	(64)	(106)
	(43,564)	12,888	16,086

Total provision	$(44,216)	$46,616	$40,633

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2017	2016
Accrued compensation	9,441	20,651
Other reserves	6,736	8,580
Tax credit carryforwards	3,411	1,694
Operating loss carryforwards	1,388	1,399
Total gross deferred income taxes	20,976	32,324
Valuation allowances	(1,681)	(456)
Total deferred tax assets	19,295	31,868

Prepaids	(3,587)	(3,401)
Other receivables	(2,462)	(3,051)
Property and equipment	(79,224)	(105,905)
Goodwill	(55,117)	(84,170)
Total deferred tax liabilities	(140,390)	(196,527)

Total deferred taxes	$(121,095)	$(164,659)

We are subject to income taxation in the U.S., numerous state jurisdictions, Mexico and Canada.  Because income tax return formats vary among the states, we file both unitary and separate company state income tax returns.  Our state tax net operating losses of $1.4 million expire between December 31, 2018 and December 31, 2037. Our state incentive tax credit carryforwards of $3.4 million expire between December 31, 2019 and December 31, 2022.  Management believes it is more likely than not that these deferred tax assets will be realized with the exception of $0.1 million related to state tax net operating losses, and $1.6 million related to state tax incentive credit carryforwards.  Valuation allowances totaling $1.7 million have been established for each of these amounts.

As of December 31, 2017 and December 31, 2016, the amount of unrecognized tax benefits was $3.8 million and $1.8 million, respectively.  Of these amounts, our income tax provision would decrease $2.8 million and $1.2 million, respectively, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016
Gross unrecognized tax benefits - beginning of the year	$1,832	$1,139
Gross increases related to prior year tax positions	1,830	394
Gross increases related to current year tax positions	290	488
Lapse of applicable statute of limitations	(125)	(189)
Gross unrecognized tax benefits - end of year	$3,827	$1,832

We estimate it is reasonably possible that our reserve could either increase or decrease by up to $1.0 million during the next twelve months.

We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes.  In our 2017 provision for income taxes, we recognized approximately three thousand dollars of expense for combined income tax interest and income tax penalty.

In 2017, we were selected for examinations by Illinois for our 2014 and 2015 tax years, by Michigan for our 2012 through 2015 tax years, by Minnesota for our 2013 through 2015 tax years and by Massachusetts for our 2013 through 2015 tax years.  In addition, examinations that began in 2016 by the IRS for our 2014 year and California for our 2012 and 2013 years continued in 2017.  The Minnesota and California examinations are still ongoing.  The Massachusetts audit was settled for approximately $10,000, and the Illinois, Michigan and IRS audits closed with no additional tax due.

NOTE 8. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and debt materially approximated fair value as of December 31, 2017 and 2016 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2017 and 2016, our cash and temporary investments were with high quality financial institutions in (DDAs) Demand Deposit Accounts and Savings Accounts.

Restricted investments included $24.2 million and $20.9 million as of December 31, 2017 and 2016, respectively, of mutual funds which are reported at fair value.  These investments relate to the nonqualified deferred compensation plan that is described in Note 13.

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

NOTE 9. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Land	$24,708	$24,708
Building and improvements	36,459	36,269
Leasehold improvements	6,372	5,016
Computer equipment and software	109,336	91,302
Furniture and equipment	14,555	13,852
Transportation equipment	620,951	472,634
Construction in process	1,460	450
	813,841	644,231
Less: Accumulated depreciation and amortization	(251,691)	(205,637)
Property and Equipment, net	$562,150	$438,594

The increase in transportation equipment to $621.0 million in 2017 from $472.6 million in 2016 was due primarily to the purchase of containers and assets related to the acquisition of HGD comprised primarily of trailers and tractors.

The increase in computer software and hardware to $109.3 million in 2017 from $91.3 million in 2016 was related to our transportation management system.

Included in the transportation equipment is a capital lease obligation entered into for $26.4 million in 2011. The balances as of December 31, 2017 and 2016, net of accumulated amortization, were $10.0 million and $12.3 million, respectively.

Depreciation and amortization expense related to property and equipment was $58.1 million, $43.4 million and $35.9 million for 2017, 2016 and 2015, respectively, which includes amortization expense associated with a capital lease of $2.2 million for 2017, $2.3 million for 2016 and $2.6 million for 2015. This amortization expense is included in transportation costs. Transportation equipment depreciation is included in transportation costs.

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

The Credit Agreement contains various restrictions and covenants, including negative covenants that limit or restrict dividends, indebtedness of subsidiaries, mergers and fundamental changes, asset sales, acquisitions, liens and encumbrances, transactions with affiliates, changes in fiscal year and other matters customarily restricted in such agreements. The Company must maintain a Total Net Leverage Ratio of (a) total funded debt as of such date, minus up to $50.0 million in unrestricted cash and cash equivalents (each as defined in the Credit Agreement) to (b) consolidated EBITDA (as defined in the credit agreement) of not more than 3.00 to 1.00;

provided that as of the close of each of the four fiscal quarters occurring after the consummation of a permitted acquisition (as defined in the Credit Agreement) with an aggregate consideration of $150.0 million or more, such ratio shall not be more than 3.25 to 1.00. The Company must maintain an interest coverage ratio of consolidated EBITDA to consolidated cash interest expense of not less than 3.00 to 1.00.

We have standby letters of credit that expire in 2018. As of December 31, 2017, our letters of credit were $20.1 million.

Our unused and available borrowings under our bank revolving line of credit were $284.9 million as of December 31, 2017.  Our unused and available borrowings under the 2013 Credit Agreement were $38.2 million as of December 31, 2016. We were in compliance with our debt covenants as of December 31, 2017.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers and containers.  The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding debt is as follows (in thousands):

	December 31,	December 31,
	2017	2016
	(in thousands except principal and interest payments)

Revolving line of credit	$45,000	$-

Secured Equipment Notes due on various dates in 2024 with monthly principal and interest payments between $403 and $83,000 commencing on various dates in 2017 and 2018; interest is paid monthly at a fixed annual rate between 2.85% and 3.41%	13,586	-

Secured Equipment Notes due on various dates in 2023 with monthly principal and interest payments between $669 and $62,665 commencing on various dates in 2016, 2017 and 2018; interest is paid monthly at a fixed annual rate between 2.23% and 3.28%	36,981	-

Secured Equipment Notes due on various dates in 2022 with monthly principal and interest payments between $3,030 and $254,190 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.87%	30,301	-

Secured Equipment Notes due on various dates in 2021 with monthly principal and interest payments between $1,940 and $326,333 commencing on various dates from 2014 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	76,885	59,836

Secured Equipment Notes due on various dates in 2020 with monthly principal and interest payments between $6,175 and $398,496 commencing on various dates from 2013 to 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.78%	50,737	48,633

Secured Equipment Notes due on various dates in 2019 with monthly principal and interest payments between $1,594 and $444,000 commencing on various dates from 2013 to 2015; interest is paid monthly at a fixed annual rate between 1.87% and 2.62%	36,178	49,464

Secured Equipment Notes due on various dates in 2018 with monthly principal and interest payments between $6,480 and $163,428 commencing on various dates in 2012, 2013 and 2014; interest is paid monthly at a fixed annual rate between 2.05% and 2.70%	2,406	2,759

	292,074	160,692

Less current portion	(77,266)	(45,163)
Total long-term debt	$214,808	$115,529

Aggregate principal payments, in thousands, due subsequent to December 31, 2017, are as follows:

2018	$77,266
2019	70,033
2020	50,268
2021	30,704
2022	13,092
2023 and thereafter	50,711
$292,074

In 2011, we entered into a lease agreement for 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease. Interest on this capital lease obligation is based on interest rates that approximate currently available interest rates; therefore, indebtedness under this capital lease obligation approximates fair value.  We paid interest of $0.5 million, $0.6 million and $0.7 million in 2017, 2016 and 2015, respectively, related to this capital lease.

In February 2018, we entered in a secured equipment note for the purchase of 29 tractors and 36 trailers for $5.0 million.  The note calls for 60 monthly payments of $91,986 and has a fixed interest rate of 3.56%.

NOTE 11. Leases, User Charges and Commitments

Minimum annual capital and operating lease payments, as of December 31, 2017, under non-cancelable leases, principally for chassis, other equipment and real estate, as well as other commitments are payable as follows (in thousands):

Future Payments Due:

		Operating
		Leases and
	Capital	Other
	Lease	Commitments	Total
2018	$3,137	$10,755	$13,892
2019	3,137	8,622	11,759
2020	3,145	7,700	10,845
2021	1,821	7,272	9,093
2022	-	6,576	6,576
2023 and thereafter	-	7,494	7,494
	$11,240	$48,419	$59,659
Less: Imputed interest	(767)
Net capital lease liability	$10,473

Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $9.8 million in 2017, $8.3 million in 2016 and $8.0 million in 2015. Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. We straight-line rental expense in accordance with the FASB guidance in the Leases Topic of the Codification.

We incur rental expense for our leased containers, tractors and trailers that are included in transportation costs and totaled $6.0 million, $3.6 million, and $11.9 million for 2017, 2016 and 2015, respectively.

We incur user charges for use of a fleet of rail owned chassis, chassis under capital lease and dedicated rail owned containers on the Union Pacific and Norfolk Southern railroads which are included in transportation costs. Such charges were $77.6 million, $73.7 million and $74.3 million for 2017, 2016 and 2015, respectively. We have the ability to return the majority of the containers and pay for the rail owned chassis only when we are using them under these agreements. As a result, no minimum commitments related to these rail owned chassis and containers have been included in the table above.

NOTE 12. Stock-Based Compensation Plans

The 2017 Long-Term Incentive Plan (the “2017 Incentive Plan”) was approved by the Board of Directors and subsequently approved by the Company’s stockholders at the 2017 annual meeting. The 2017 Incentive Plan authorizes a broad range of awards including stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares or units, other stock-based awards, and cash incentive awards to all employees (including the Company’s executive officers), directors, consultants, independent contractors or agents of us or a related company. The 2017 Incentive Plan is effective as of March 15, 2017.

The 2017 Incentive Plan replaced the Company’s 2002 Long-Term Incentive Plan, as amended (the “2002 Incentive Plan”). Under the 2002 Incentive Plan, stock options, stock appreciation rights, restricted stock, restricted stock units and performance units could be granted for the purpose of attracting and motivating our key employees and non-employee directors. As of the effective date of the 2017 Incentive Plan, there were a total of 707,273 shares of our Class A common stock (“Common Stock”) under the 2002 Incentive Plan available to be issued upon exercise or settlement of outstanding awards.

As of December 31, 2017, 1,948,363 shares were available for future grant under the 2017 Incentive Plan.

We have not granted any stock options since 2003 and have no stock options outstanding.  Restricted stock vests over a three to five year period for all recipients other than the Company’s non-employee Directors.  The non-employee Directors restricted stock vests over a one to three year period.

Share-based compensation expense for 2017, 2016 and 2015 was $9.9 million, $8.5 million and $7.8 million or $6.5 million, $5.2 million and $5.0 million, net of taxes, respectively.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2017:

		Weighted
		Average
		Grant Date
Non-vested restricted stock	Shares	Fair Value

Non-vested January 1, 2017	780,940	$35.48
Granted	428,333	$43.31
Vested	(237,690)	$35.60
Forfeited	(96,257)	$39.10
Non-vested at December 31, 2017	875,326	$38.88

The following table summarizes the restricted stock granted during the respective years:

Restricted stock grants	2017	2016	2015

Employees	396,708	394,243	316,531
Outside directors	31,625	26,125	22,000
Total	428,333	420,368	338,531

Weighted average grant date fair value	$43.31	$33.46	$37.60

Vesting period	3-5 years	3-5 years	3-5 years

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2017, 2016 and 2015 was $10.4 million, $7.5 million and $8.7 million, respectively.

As of December 31, 2017, there was $25.5 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.99 years.

During January 2018, we granted 323,347 shares of restricted stock, which includes 89,143 performance based shares and 234,204 time based shares, to certain employees and 33,000 shares of restricted stock to outside directors with a weighted average grant date fair value of $49.20. The stock vests over a three to five year period for employees and one year for outside directors.

NOTE 13. Employee Benefit Plans

We have a profit-sharing plan as of December 31, 2017, 2016 and 2015, under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense of $3.0 million related to this plan in 2017, $2.4 million in 2016 and $1.9 million in 2015.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, which was amended in 2008, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2017 and 2016. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan.

We incurred expense of $0.3 million per year related to the employer match for these plans in 2017, 2016 and 2015. The liabilities related to these plans as of December 31, 2017 and 2016 were $24.4 million and $21.1 million, respectively.

NOTE 14. Legal Matters

Robles

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary Hub Group Trucking, Inc (“HGT”).  The action is brought on behalf of a class comprised of present and former California-based truck drivers for HGT who were classified as independent contractors, from January 2009 to August 2014.  It alleges HGT has misclassified such drivers as independent contractors and that such drivers were employees.  It asserts various violations of the California Labor Code and claims that HGT has engaged in unfair competition practices.  The complaint seeks, among other things, declaratory and injunctive relief, monetary damages and attorney’s fees.  In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver.  These additional claims are only on behalf of Mr. Robles and not a putative class.

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times.  Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, HGT decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of December 31, 2017, 96% of the California drivers have accepted the settlement offers.  In late 2014, HGT decided to convert its model from independent contractors to employee drivers in California (the “Conversion”).  In early 2016, HGT closed its operations in Southern California.

On April 3, 2015, the Robles case was transferred to the U.S. District Court for the Western District of Tennessee (Western Division) in Memphis.  On May 15, 2015, Plaintiffs filed a Second Amended Complaint (“SAC”) which names 334 current and former HGT drivers as “interested putative class members.”  In addition to reasserting their existing claims, the SAC includes claims post-Conversion, added two Plaintiffs (who had signed the settlement agreement above) and seeks a judicial declaration that the settlement agreements are unenforceable.  On June 8, 2015, HGT filed a motion to dismiss the SAC and on July 19, 2016, HGT’s motion to dismiss was granted in part, and denied in part, by the District Court.  The motion to dismiss was granted for the claims of all purported class members who have signed settlement agreements and for the plaintiffs’ claims based on quantum merit. It was denied with respect to federal preemption and choice of law.  On August 11, 2016, Plaintiffs filed a motion to clarify whether the Court’s dismissal of the claims of all purported class members who signed settlement agreements was with or without prejudice and, if the dismissal was with prejudice, Plaintiffs moved the Court to revise and reconsider the order.  Plaintiffs’ motion for clarification/reconsideration has been fully briefed and the parties are awaiting a decision by the Court.

Adame

On August 5, 2015, the Plaintiffs’ law firm in the Robles case filed a lawsuit in state court in San Bernardino County, California on behalf of 63 named Plaintiffs against HGT and five Hub and HGT employees.  The lawsuit alleges claims similar to those being made in Robles and seeks penalties under California’s Private Attorneys General Act (“PAGA”).  Of the 63 named Plaintiffs, at least 58 signed settlement agreements.

On October 29, 2015, Defendants filed a notice of removal to move the case from state court in San Bernardino to federal court in the Central District of California. On November 19, 2015, Plaintiffs filed a motion to remand the case back to state court, claiming that the federal court lacks jurisdiction over the case because there is not complete diversity of citizenship between the parties and the amount in controversy threshold is not satisfied.  The court granted Plaintiffs’ motion to remand to the state court in San Bernardino County on April 7, 2016.

On July 11, 2016, Defendants filed dismissal papers in state court, asking the court to dismiss Plaintiffs’ suit for various reasons, including that the agreement between HGT and its former California owner operators requires that this action be brought in Memphis, Tennessee, or stay the action pending the outcome of Robles. Defendants also asked the court to dismiss the individual defendants because PAGA’s language does not allow for individual liability.  During a hearing on October 5, 2016, the judge issued an oral tentative ruling stating that the choice of forum provision was unenforceable.  On February 17, 2017, with the stipulation of the parties, the Court entered an order dismissing, without prejudice, all of the individual Defendants and accepting the parties’ agreement that jurisdiction and venue are proper in the San Bernardino Superior Court and that Defendants will not seek to remove the case to federal district court.  On April 12, 2017, the Court denied Defendant’s motion to dismiss based on insufficiency of the PAGA letter notice.  On October 19, 2017, Plaintiffs filed an amended complaint, dismissing the previously named individuals as Defendants.  On December 4, 2017, Defendants filed an Answer to Plaintiffs’ First Amended Complaint and a Memorandum of Points and Authorities in Support of their Motion for Judgment on the Pleadings.  On January 31, 2018, a hearing was held on the motion to dismiss, and on February 1, 2018, the motion was denied.  A trial setting conference is set for April 12, 2018.

NOTE 15. Stock Buy Back Plans

On February 2, 2016, our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. This authorization expired on December 31, 2016. We purchased 2,672,227 shares under this authorization during the year ended December 31, 2016, completing the authorization.  There was no purchase authorized in 2017.

We purchased 77,988 shares for $3.4 million and 73,546 shares for $2.5 million during the years ended December 31, 2017 and 2016, respectively, related to employee withholding upon vesting of restricted stock.

NOTE 16. Selected Quarterly Financial Data (Unaudited)

The following table sets forth the selected quarterly financial data for each of the quarters in 2017 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Year Ended December 31, 2017:
Revenue	$893,448	$924,513	$1,054,360	$1,162,576
Gross margin	101,585	101,317	116,524	138,091
Operating income	17,177	16,578	21,669	41,127
Net income	10,334	9,542	15,334	99,943
Basic earnings per share	$0.31	$0.29	$0.46	$3.01
Diluted earnings per share	$0.31	$0.29	$0.46	$2.99

The following table sets forth the selected quarterly financial data for each of the quarters in 2016 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Year Ended December 31, 2016:
Revenue	$805,859	$855,557	$932,814	$978,560
Gross margin	108,387	114,490	111,454	120,454
Operating income	28,843	34,297	29,855	30,839
Net income	17,965	20,671	17,924	18,244
Basic earnings per share	$0.51	$0.61	$0.54	$0.55
Diluted earnings per share	$0.51	$0.61	$0.54	$0.55

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2017, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria), management believes our internal control over financial reporting was effective as of December 31, 2017.

On July 1, 2017, we completed the acquisition of HGD. We are currently integrating processes, employees, technologies and operations. As permitted by the rules and regulations of the SEC, we excluded HGD from our assessment of our internal control over financial reporting as of December 31, 2017.  Management will continue to evaluate our internal controls over financial reporting as we complete our integration.  As of December 31, 2017, HGD represented 17.8% of total assets and 22.8% of net assets. For the year ended December 31, 2017, HGD represented 2.9% of revenues and 2.4% of net income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Hub Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hub Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hub Group Dedicated, which is included in the 2017 consolidated financial statements of the Company and constituted 17.8% and 22.8% of total assets and net assets, respectively, as of December 31, 2017 and 2.9% and 2.4% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hub Group Dedicated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(b), and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2018

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I of this report. Information about our directors, and additional information about our executive officers, may be found under the caption "Election of Directors" in our proxy statement for the 2018 annual meeting of stockholders to be held May 22, 2018 (the "Proxy Statement").  Information about our Audit Committee may be found under the captions "Meetings and Committees of the Board "and "Audit Committee Report” in the Proxy Statement. Information about the procedures by which security holders may recommend nominees to the Board may be found under the caption "Nomination of Directors" in the Proxy Statement. That information is incorporated herein by reference.

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

The section entitled “Ownership of the Capital Stock of the Company” appearing in our Proxy Statement sets forth certain information with respect to the ownership of our Common Stock and are incorporated herein by reference.

Equity Compensation Plan Information

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,948,363
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,948,363

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2017 and December 31, 2016

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2017, December 31, 2016 and December 31, 2015

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2017, December 31, 2016 and December 31, 2015

Consolidated Statements of Cash Flows - Years ended December 31, 2017, December 31, 2016 and December 31, 2015

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

None.

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for uncollectible trade accounts

	Balance at	Charged to	Charged to		Balance at
Year Ended	Beginning of	Costs &	Other		End of
December 31:	Year	Expenses	Accounts (1)	Deductions (2)	Year

2017	$5,411,000	$1,051,000	$2,044,000	$(13,000)	$8,493,000

2016	$5,215,000	$90,000	$146,000	$(40,000)	$5,411,000

2015	$6,990,000	$270,000	$(2,037,000)	$(8,000)	$5,215,000

Deferred tax valuation allowance

	Balance at	Charged to	Balance at
Year Ended	Beginning of	Costs &	End of
December 31:	Year	Expenses	Year

2017	$456,000	$1,225,000	$1,681,000

2016	$108,000	$348,000	$456,000

2015	$108,000	$-	$108,000
(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries.
(2)	Represents bad debt recoveries.

S-1

INDEX TO EXHIBITS

Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed July 23, 2007, File No. 000-27754)
3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K dated February 18, 2016 and filed February 23, 2016, File No. 000-27754)
10.1	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 10.1 to the Registrants report on Form 10-Q dated and filed July 30, 2014, File No 000-27754)
10.2	Class B Common Stock Issuance Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q dated and filed July 30, 2014, File No. 000-27754)
10.3*

Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.4*

Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.7*

Hub Group’s 2002 Long Term Incentive Plan (as amended and restated effective May 7, 2007) (incorporated by reference from Appendix B to the Registrant’s definitive proxy statement on Schedule 14A dated and filed March 26, 2007)

10.8

Credit Agreement, dated July 1, 2017, among the Registrant, Hub City Terminals, Inc., the Guarantors, the Lenders and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated July 1, 2017 and filed July 7, 2017, File No. 000-27754)

10.9

Lease Agreement dated as of May 10, 2005, between Banc of America Leasing & Capital, LLC and Hub City Terminals, Inc., with form of Schedule thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.10

Guaranty of Corporation, dated as of May 10, 2005, made by Registrant to, and for the benefit of, Banc of America Leasing & Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2005 and filed May 16, 2005, File No. 000-27754)

10.11*

Form of Terms of Restricted Stock Award under Hub Group, Inc. 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 22, 2006 and filed May 26, 2006, File No. 000-27754)

10.12	Hub Group’s 2017 Long Term Incentive Plan (incorporated by reference from Exhibit A to the Registrant’s definitive proxy statement on Schedule 14A dated and filed March 22, 2017)
10.13*

Form of Terms of Restricted Stock Award to Directors under Hub Group, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K dated May 10, 2017 and filed May 16, 2017, File No. 000-27754)

10.14*

Form of Terms of Restricted Stock Award to non-directors under Hub Group, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2017 and filed May 16, 2017, File No. 000-27754)

10.15*

Form of Terms of Performance Based Restricted Stock Award under Hub Group, Inc. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K dated January 2, 2018 and filed January 5, 2018, File No. 000-27754)

Number	Exhibit
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
101

The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 28, 2018, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016, and 2015, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015, (iv) Consolidated Statements of Stockholders’ Equity for the years ended 2017, 2016, and 2015, and (v) the Notes to the Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2018	HUB GROUP, INC.

	By	/s/ DAVID P. YEAGER
David P. Yeager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager David P. Yeager	Chairman and Chief Executive Officer	February 28, 2018

/s/ Donald G. Maltby Donald G. Maltby	President and Chief Operating Officer	February 28, 2018

/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2018

/s/ Charles R. Reaves Charles R. Reaves	Director	February 28, 2018

/s/ Martin P. Slark Martin P. Slark	Director	February 28, 2018

/s/ Gary D. Eppen Gary D. Eppen	Director	February 28, 2018

/s/ Jonathan P. Ward Jonathan P. Ward	Director	February 28, 2018

/s/ James Kenny James Kenny	Director	February 28, 2018

/s/ Peter McNitt Peter McNitt	Director	February 28, 2018