Form 10-Q
period 2018-03-31
Hub Group, Inc.
filed 2018-04-30
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 or

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

On April 25, 2018, the registrant had 33,700,428 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$17,930	$28,557
Accounts receivable trade, net	573,722	583,994
Accounts receivable other	4,467	5,722
Prepaid taxes	12,136	12,088
Prepaid expenses and other current assets	19,009	25,697
TOTAL CURRENT ASSETS	627,264	656,058

Restricted investments	23,265	24,181
Property and equipment, net	568,048	562,150
Other intangibles, net	72,925	74,348
Goodwill, net	348,161	348,661
Other assets	3,607	5,543
TOTAL ASSETS	$1,643,270	$1,670,941

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$318,962	$338,933
Accounts payable other	13,389	12,268
Accrued payroll	22,622	28,994
Accrued other	54,992	59,305
Current portion of capital lease	2,798	2,777
Current portion of long term debt	80,004	77,266
TOTAL CURRENT LIABILITIES	492,767	519,543

Long term debt	194,553	214,808
Non-current liabilities	37,687	37,927
Long term portion of capital lease	6,980	7,696
Deferred taxes	125,611	121,095

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2018 and 2017	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2018 and 2017; 33,714,605 shares outstanding in 2018 and 33,447,070 shares outstanding in 2017	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2018 and 2017	7	7
Additional paid-in capital	165,076	173,011
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	886,883	870,716
Accumulated other comprehensive loss	(165)	(194)
Treasury stock; at cost,7,510,187 shares in 2018 and 7,777,722 shares in 2017	(251,083)	(258,622)
TOTAL STOCKHOLDERS' EQUITY	785,672	769,872
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,643,270	$1,670,941

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2018	2017

Revenue	$1,095,971	$892,756
Transportation costs	973,180	791,171
Gross margin	122,791	101,585

Costs and expenses:
Salaries and benefits	56,007	43,179
Agent fees and commissions	19,142	17,993
General and administrative	20,504	20,824
Depreciation and amortization	4,005	2,412
Total costs and expenses	99,658	84,408

Operating income	23,133	17,177

Other income (expense):
Interest expense	(2,104)	(1,098)
Interest and dividend income	22	130
Other, net	(55)	194
Total other expense	(2,137)	(774)

Income before provision for income taxes	20,996	16,403

Provision for income taxes	4,829	6,069

Net income	$16,167	$10,334

Other comprehensive income:
Foreign currency translation adjustments	29	64

Total comprehensive income	$16,196	$10,398

Basic earnings per common share	$0.48	$0.31

Diluted earnings per common share	$0.48	$0.31

Basic weighted average number of shares outstanding	33,375	33,205
Diluted weighted average number of shares outstanding	33,478	33,373

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$16,167	$10,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,599	12,522
Deferred taxes	4,714	5,279
Compensation expense related to share-based compensation plans	3,501	2,609
Gain on sale of assets	(115)	(48)
Changes in operating assets and liabilities:
Restricted investments	916	(1,436)
Accounts receivable, net	11,643	54,600
Prepaid taxes	(47)	(171)
Prepaid expenses and other current assets	6,694	2,795
Other assets	1,866	373
Accounts payable	(19,465)	(13,175)
Accrued expenses	(10,913)	(25,990)
Non-current liabilities	(386)	12
Net cash provided by operating activities	33,174	47,704

Cash flows from investing activities:
Proceeds from sale of equipment	516	1,127
Purchases of property and equipment	(22,179)	(6,625)
Net cash used in investing activities	(21,663)	(5,498)

Cash flows from financing activities:
Proceeds from issuance of debt	16,783	-
Repayments of long term debt	(34,300)	(11,782)
Stock tendered for payments of withholding taxes	(3,896)	(3,157)
Capital lease payments	(695)	(727)
Net cash used in financing activities	(22,108)	(15,666)

Effect of exchange rate changes on cash and cash equivalents	(30)	56

Net (decrease) increase in cash and cash equivalents	(10,627)	26,596
Cash and cash equivalents beginning of the period	28,557	127,404
Cash and cash equivalents end of the period	$17,930	$154,000

Supplemental disclosures of cash paid for:
Interest	$2,315	$1,153
Income taxes	$194	$263

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2018 and results of operations for the three months ended March 31, 2018 and 2017.  Certain amounts in prior periods have been reclassified to conform with current period presentation.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

Accounting Standards Update.  On January 1, 2018 we adopted the Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers.  Under this new standard our significant accounting policy for revenue is as follows:

Revenue: Revenue is recognized at the time 1) persuasive evidence of an arrangement exists, 2) services have been rendered, 3) the sales price is fixed and determinable and 4) collectability is reasonably assured. We generally recognize revenue over time because of continuous transfer of control to the customer.  Since control is transferred over time, revenue and related transportation costs are recognized based on relative transit time, which is based on the extent of progress towards completion of the related performance obligation.  We enter into contracts that can include various combinations of services, which are capable of being distinct and accounted for as separate performance obligations. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Services requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers.  These factors, discretion in setting prices and discretion in selecting vendors, further support reporting revenue on a gross basis for most of our revenue.

The Company capitalizes commissions incurred in connection with obtaining a contract.  The Company capitalized commissions associated with dedicated services of $54,000 at March 31, 2018.  Capitalized commission fees are amortized based on the transfer of services to which the assets relate and are included in selling, general and administrative expenses.  In 2018, the amount of amortization was $3,278.

Costs incurred to fulfill an intermodal, truck brokerage or logistics contract are expensed as incurred according to the practical expedient that allows contract acquisition costs to be recognized immediately if the deferral period is one year or less.

The Company applied Topic 606 retrospectively using the practical expedient in paragraph 606-10-65-1(f)(3), under which the Company does not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before January 1, 2018.  We do not generally have a remaining performance obligation due to revenue generally being recognized using relevant transit time.  We only had one significant accounting policy change that is disclosed below:

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by Hub Group from a customer were previously recorded on a gross basis. Under Topic 606, these taxes are excluded from revenue.  This change had an effect of $0.7 million on revenue and transportation costs for the three months ending March 31, 2017.

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

As of March 31, 2018, HGD has an operating fleet of approximately 1,300 tractors and 4,500 trailers.  Dedicated services have been requested by our customers and we believe HGD is an excellent service offering that we can provide to our customers.

The base purchase price for Estenson was approximately $284.7 million, including contingent consideration related to an earn-out provision included in the Purchase Agreement, which will not exceed $6.0 million and is based on Estenson’s EBITDA results through June 30, 2019.  In accordance with the agreement, the base purchase price was adjusted by the assumed debt to arrive at the final consideration of $171.7 million.  To facilitate the acquisition, we assumed $113.0 million of Estenson debt and paid $165.9 million in cash, including $55.0 million of cash which was borrowed under our credit agreement.

The following table summarizes the total purchase price allocated to the net assets acquired (in thousands):

Cash paid	$165,945
Consideration payable	1,081
Contingent consideration, fair value	4,703
Total consideration	171,729
Equipment debt assumed	112,962
Total base purchase price	$284,691

The following table summarizes the allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

July 1, 2017
Cash and cash equivalents	$12
Accounts receivable trade	26,909
Accounts receivable other	165
Prepaid expenses and other current assets	1,500
Property and equipment	128,477
Other intangibles	66,400
Goodwill	86,059
Other assets	64
Total assets acquired	$309,586

Accounts payable trade	$4,110
Accrued payroll	5,727
Accrued other	15,058
Equipment debt	112,962
Total liabilities assumed	$137,857

Total consideration	$171,729

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

The components of “Other intangibles” listed in the above table as of the acquisition date are as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	March 31, 2018	Life
Customer relationships	$66,000	$3,300	$62,700	15 years
Trade name	$400	$400	$0	3 months

The above intangible assets are amortized using the straight-line method.  Amortization expense related to this acquisition for the three month period ended March 31, 2018 was $1.1 million.  The intangible assets have a weighted average useful life of approximately 14 years.  Amortization expense related to HGD for the next five years is as follows (in thousands):

Remainder 2018	$3,300
2019	4,400
2020	4,400
2021	4,400
2022	4,400

The following unaudited pro forma consolidated results of operations for 2017 assume that the acquisition of Estenson was completed as of January 1, 2017 (in thousands, except for per share amounts):

Three Months
Ended
March 31, 2017
Revenue	$947,344
Net income	$11,603
Earnings per share
Basic	$0.35
Diluted	$0.35

The unaudited pro forma consolidated results for the three month period was prepared using the acquisition method of accounting and are based on the historical financial information of Hub Group and HGD. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2017.

NOTE 3.	Business Segments

We report two distinct business segments.  The first segment is Mode, which includes the Mode Transportation, LLC (“Mode LLC”) business only.  The second segment is Hub, which is all business other than Mode.

Hub offers comprehensive multimodal solutions including intermodal, truck brokerage, logistics and dedicated services.  Our employees operate the freight through a network of operating centers located in the United States, Canada and Mexico.  Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads.  Hub has full time employees located throughout the United States, Canada and Mexico.

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

Our transportation services for both Hub and Mode segments can be broadly placed into the following categories:

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

Dedicated: Our dedicated service line, HGD, contracts with customers who wish to outsource a portion of their transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations.

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2018				Ended March 31, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$831,585	$287,899	$(23,513)	$1,095,971	$676,480	$241,834	$(25,558)	$892,756
Transportation costs	741,211	255,482	(23,513)	973,180	604,674	212,055	(25,558)	791,171
Gross margin	90,374	32,417	-	122,791	71,806	29,779	-	101,585

Costs and expenses:
Salaries and benefits	52,070	3,937	-	56,007	39,596	3,583	-	43,179
Agent fees and commissions	13	19,129	-	19,142	17	17,976	-	17,993
General and administrative	18,402	2,102	-	20,504	18,479	2,345	-	20,824
Depreciation and amortization	3,760	245	-	4,005	2,109	303	-	2,412
Total costs and expenses	74,245	25,413	-	99,658	60,201	24,207	-	84,408

Operating income	$16,129	$7,004	$-	$23,133	$11,605	$5,572	$-	$17,177

Capital Expenditures	$21,537	$642	$-	$22,179	$6,625	$-	$-	$6,625

	As of March 31, 2018				As of December 31, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,444,239	$205,070	$(6,039)	$1,643,270	$1,470,792	$210,088	$(9,939)	$1,670,941
Goodwill	318,772	29,389	-	348,161	319,272	29,389	-	348,661

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018.  Segment revenues were not significantly impacted under ASC Topic 606.  The tables below represent disaggregated revenue from contracts with customers.

The following tables summarize our revenue by segment and business line (in thousands):

	Three Months				Three Months
	Ended March 31, 2018				Ended March 31, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$482,495	$129,773	$(11,270)	$600,998	$424,423	$122,181	$(15,237)	$531,367
Truck brokerage	120,019	100,721	(358)	220,382	106,185	78,161	(385)	183,961
Logistics	168,676	57,405	(11,870)	214,211	145,872	41,492	(9,936)	177,428
Dedicated	60,395	-	(15)	60,380	-	-	-	-
Total revenue	$831,585	$287,899	$(23,513)	$1,095,971	$676,480	$241,834	$(25,558)	$892,756

NOTE 4.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2018	2017

Net income for basic and diluted earnings per share	$16,167	$10,334

Weighted average shares outstanding - basic	33,375	33,205

Dilutive effect of stock options and restricted stock	103	168

Weighted average shares outstanding - diluted	33,478	33,373

Earnings per common share - basic	$0.48	$0.31

Earnings per common share - diluted	$0.48	$0.31

NOTE 5.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of March 31, 2018 and December 31, 2017.  At March 31, 2018 and December 31, 2017 the fair value of the Company’s fixed-rate borrowings was $3.5 million and $2.4 million less than the historical carrying value of $244.6 million and $247.1 million.  The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of March 31, 2018 and December 31, 2017, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts (DDAs) and Savings Accounts.

Restricted investments, as of March 31, 2018 of $23.3 million and December 31, 2017 of $24.2 million, included mutual funds which are reported at fair value.

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

At March 31, 2018, we were authorized to borrow up to $350 million under a revolving line of credit.  At March 31, 2018, we had $30.0 million outstanding.

We have standby letters of credit that expire at various dates in 2018.  As of March 31, 2018, our letters of credit were $21.2 million.

Our unused and available borrowings under our bank revolving line of credit were $298.8 million as of March 31, 2018 and $284.9 million as of December 31, 2017.  We were in compliance with our debt covenants as of March 31, 2018 and December 31, 2017.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	March 31,	December 31,
	2018	2017
	(in thousands except principal and interest payments)

Revolving line of credit	$30,000	$45,000

Secured Equipment Notes due on various dates in 2024 with monthly principal and interest payments between $403 and $83,000 commencing on various dates in 2017 and 2018; interest is paid monthly at a fixed annual rate between 2.85% and 3.41%	13,119	13,586

Secured Equipment Notes due on various dates in 2023 with monthly principal and interest payments between $669 and $187,963 commencing on various dates in 2016, 2017 and 2018; interest is paid monthly at a fixed annual rate between 2.23% and 3.66%	52,186	36,981

Secured Equipment Notes due on various dates in 2022 with monthly principal and interest payments between $3,030 and $254,190 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.87%	28,709	30,301

Secured Equipment Notes due on various dates in 2021 with monthly principal and interest payments between $1,940 and $326,333 commencing on various dates from 2014 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	70,999	76,885

Secured Equipment Notes due on various dates in 2020 with monthly principal and interest payments between $6,175 and $398,496 commencing on various dates from 2013 to 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.78%	46,777	50,737

Secured Equipment Notes due on various dates in 2019 with monthly principal and interest payments between $1,594 and $325,050 commencing on various dates from 2013 to 2015; interest is paid monthly at a fixed annual rate between 1.87% and 2.62%	30,748	36,178

Secured Equipment Notes due on various dates in 2018 with monthly principal and interest payments between $6,480 and $163,428 commencing on various dates in 2013 and 2014; interest is paid monthly at a fixed annual rate between 2.05% and 2.7%	2,019	2,406

	274,557	292,074

Less current portion	(80,004)	(77,266)
Total long-term debt	$194,553	$214,808

NOTE 7.     Commitments and Contingencies

In November 2016, we committed to acquire 4,000 53’ containers.  As of March 31, 2018 we received 2,947 containers, which were financed with debt, and we expect to receive the remaining 1,053 units from April to July of 2018.  We expect to finance these units with debt.

Since January 1, 2018 we have committed to acquire 787 tractors for $98.5 million.  As of April 2018 we received 54 tractors, which are being financed with debt, and we expect to receive the remaining 733 tractors from April to December of 2018.  We expect to finance these tractors with debt.

Since January 1, 2018 we have committed to acquire 535 trailers for $16.9 million.  As of April 2018 we received 10 trailers, which will be financed with debt, and we expect to receive the remaining 525 trailers from April to December of 2018.  We expect to finance these trailers with debt.

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

On July 11, 2016, Defendants filed dismissal papers in state court, asking the court to dismiss Plaintiffs’ suit for various reasons, including that the agreement between HGT and its former California owner operators requires that this action be brought in

Memphis, Tennessee, or stay the action pending the outcome of Robles. Defendants also asked the court to dismiss the individual defendants because PAGA’s language does not allow for individual liability.  During a hearing on October 5, 2016, the judge issued an oral tentative ruling stating that the choice of forum provision was unenforceable.  On February 17, 2017, with the stipulation of the parties, the Court entered an order dismissing, without prejudice, all of the individual Defendants and accepting the parties’ agreement that jurisdiction and venue are proper in the San Bernardino Superior Court and that Defendants will not seek to remove the case to federal district court.  On April 12, 2017, the Court denied Defendant’s motion to dismiss based on insufficiency of the PAGA letter notice.  On October 19, 2017, Plaintiffs filed an amended complaint, dismissing the previously named individuals as Defendants.  On December 4, 2017, Defendants filed an Answer to Plaintiffs’ First Amended Complaint and a Memorandum of Points and Authorities in Support of their Motion for Judgment on the Pleadings arguing that judgement should be entered for Defendants because Plaintiffs’ claims are preempted by the Federal Truth-In-Leasing regulations.  On January 31, 2018, a hearing was held on the motion to dismiss, and on February 1, 2018, the motion was denied.  On March 27, 2018, Defendants filed a petition for a writ of mandate with the Court of Appeals. There is no timetable for when the Court of Appeals will decide if it will hear the appeal.

NOTE 9.     Income Taxes

The provision for income taxes decreased to $4.8 million in 2018 from $6.1 million in 2017.  We provided for income taxes using an effective rate of 23.0% in 2018 and an effective rate of 37.0% in 2017.  The 2018 effective tax rate was lower primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”) on December 22, 2017, which reduced the US federal corporate tax rate from 35% to 21%.  We expect our effective tax rate for the remainder of 2018 will range from 24.5% to 25.5%.

Due to the complexities involved in accounting for the enactment of the Act, the SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allows for a one-year period, from the date of enactment, to complete the related income tax accounting for the Act and allows for the use of provisional amounts until that accounting is complete.

The Company recorded provisional amounts in earnings for the year ended December 31, 2017 as certain deferred tax assets and liabilities were remeasured based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, we are still analyzing aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts until the federal income tax return for 2017 is filed later this year.

NOTE 10.	New Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This standard was adopted on January 1, 2018.  Any impact would apply to future acquisitions.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  The new standard will become effective beginning with the first quarter of 2019.  Early adoption of the standard is permitted.  We plan to adopt this standard January 1, 2019, as required.  We are currently reviewing our leases and evaluating the impact the adoption of this accounting guidance will have on the consolidated financial statements.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. They are based on our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors. All forward-looking statements are based upon information available to us on the date of this report.  Except as required by law, we expressly disclaim any obligations to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage, dedicated and logistics markets served by us;
•	deterioration in our relationships, service conditions or provision of equipment with existing railroads or adverse changes to the railroads’ operating rules;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	unanticipated changes in rail, drayage and trucking company capacity or costs of services;
•	increases in costs related to any reclassification or change in our treatment of drivers or owner-operators due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems, implementing new systems or protecting against cyber-attacks;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;
•	awards received during annual customer bids not materializing;
•	inability to recruit or loss of Mode LLC sales/operating agents known as IBOs and sales-only agents;
•	inability to recruit and retain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts;
•	inability to identify, close and successfully integrate any future business combinations;
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity and
•	losses sustained on insured matters where the liability materially exceeds available insurance proceeds.

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

Through our network, we arrange for the movement of our customers’ freight in containers and trailers over long distances.  We contract with railroads to provide transportation for the long-haul portion of the shipment and with local trucking companies, known as “drayage companies,” for local pickup and delivery.  As part of the intermodal services, we negotiate rail and drayage rates, electronically track shipments in transit, consolidate billing and handle claims for freight loss or damage on behalf of our customers.

As of March 31, 2018, our subsidiary, HGT accounted for 54% of Hub’s drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers. As of March 31, 2018, HGT leased or owned approximately 1,000 tractors and 300 trailers, employed approximately 1,100 drivers and contracted with approximately 1,400 owner-operators.

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

Hub’s top 50 customers represent 67.6% of the Hub segment revenue for the three months ended March 31, 2018.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Mode has 172 agents, consisting of 99 sales/operating agents, known as IBOs, who sell and operate the business throughout North America and 73 sales only agents.  Mode also has a corporate office in Dallas, TX, a temperature protected services division, Temstar, located in Oak Brook, IL and a corporate office in Memphis, TN.  Mode’s top 20 customers represent 40% of the Mode segment revenue for the three months ended March 31, 2018.  We closely monitor revenue and margin for these customers.  We believe Mode brings us highly complementary service offerings, more scale and a talented sales channel that allows us to better reach small and midsize customers.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended March 31:

Revenue

	Three Months				Three Months
	Ended March 31, 2018				Ended March 31, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$482,495	$129,773	$(11,270)	$600,998	$424,423	$122,181	$(15,237)	$531,367
Truck brokerage	120,019	100,721	(358)	220,382	106,185	78,161	(385)	183,961
Logistics	168,676	57,405	(11,870)	214,211	145,872	41,492	(9,936)	177,428
Dedicated	60,395	-	(15)	60,380	-	-	-	-
Total revenue	$831,585	$287,899	$(23,513)	$1,095,971	$676,480	$241,834	$(25,558)	$892,756

Hub Group’s revenue increased 22.8% to $ 1,096.0 million in 2018 from $892.8 million in 2017.

The Hub segment revenue increased 22.9% to $831.6 million.  Intermodal revenue increased 13.7% to $482.5 million due to a 5.5% increase in intermodal volume, an increase in fuel revenue, and increases in customer prices.  Truck brokerage revenue increased 13.0% to $120.0 million.  Truck brokerage handled 0.7% less loads, and fuel, mix and price combined were up 13.7%.  Logistics revenue increased 15.6% to $168.7 million due primarily to growth with new customers on-boarded in 2017 and growth with existing customers.  Dedicated revenue was $60.4 million for the three months ended March 31, 2018.

Mode’s revenue increased 19.0% to $287.9 million in 2018 from $241.8 million in 2017 due to increases in all three business lines.  Intermodal revenue increased 6.2%, truck brokerage revenue increased 28.9%, and logistics revenue increased 38.4%.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended March 31, 2018				Ended March 31, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$831,585	$287,899	$(23,513)	$1,095,971	$676,480	$241,834	$(25,558)	$892,756
Transportation costs	741,211	255,482	(23,513)	973,180	604,674	212,055	(25,558)	791,171
Gross margin	90,374	32,417	-	122,791	71,806	29,779	-	101,585

Costs and expenses:
Salaries and benefits	52,070	3,937	-	56,007	39,596	3,583	-	43,179
Agent fees and commissions	13	19,129	-	19,142	17	17,976	-	17,993
General and administrative	18,402	2,102	-	20,504	18,479	2,345	-	20,824
Depreciation and amortization	3,760	245	-	4,005	2,109	303	-	2,412
Total costs and expenses	74,245	25,413	-	99,658	60,201	24,207	-	84,408

Operating income	$16,129	$7,004	$-	$23,133	$11,605	$5,572	$-	$17,177

Transportation Costs

Hub Group’s transportation costs increased 23.0% to $973.2 million in 2018 from $791.2 million in 2017.  Transportation costs in 2018 consisted of purchased transportation costs of $835.1 million and equipment and driver related costs of $138.1 million compared to 2017 purchased transportation costs of $700.4 million and equipment and driver related costs of $90.8 million.

The Hub segment transportation costs increased 22.6% to $741.2 million in 2018 from $604.7 million in 2017. Hub segment transportation costs in 2018 included $604.1 million in purchased transportation, up from $514.8 million in 2017.  The 17% increase in purchased transportation costs was due primarily to rail cost increases, an increase in fuel costs, higher third party carrier costs and higher volumes.  Equipment and driver related costs increased 52.5% to $137.1 million in 2018 from $89.9 million in 2017 due primarily to the equipment and driver related costs of HGD.

The Mode segment transportation costs increased 20.5% to $255.5 million in 2018 from $212.1 million in 2017.  Mode segment transportation costs are primarily purchased transportation costs which increased due to higher rail costs, fuel costs and increased business levels in all three lines of business.

Gross Margin

Hub Group’s gross margin increased 20.9% to $122.8 million in 2018 from $101.6 million in 2017.  Hub Group’s gross margin as a percentage of sales decreased to 11.2% as compared to last year’s 11.4% margin.

The Hub segment gross margin increased 25.9% to $90.4 million.  The Hub segment margin increase of $18.6 million resulted from the addition of HGD and growth in intermodal and truck brokerage, partially offset by a decrease in logistics.  Intermodal gross margin increased due primarily to higher customer prices than last year and volume growth, partially offset by higher rail transportation cost increases and drayage cost increases for driver pay and third party carriers.  Truck brokerage margin increased as a result of growth with targeted customer accounts.  Logistics margin decreased due to tighter truck capacity that resulted in higher purchased transportation costs, changes in customer mix and headwinds from the liquidation of a customer.

As a percentage of revenue, the Hub segment gross margin increased to 10.9% in 2018 from 10.6% in 2017.  Intermodal gross margin as a percentage of sales increased 20 basis points because of higher customer prices than last year partially offset by rail and drayage transportation cost increases.  Truck brokerage gross margin as a percentage of sales was up 30 basis points due to changes in customer mix and increased spot market opportunities.  Logistics gross margin as a percentage of sales was down 280 basis points due to higher purchased transportation costs and changes in customer mix.

Mode’s gross margin increased to $32.4 million in 2018 from $29.8 million in 2017 due to margin growth in logistics and truck brokerage.  Mode’s gross margin as a percentage of revenue decreased to 11.3% in 2018 from 12.3% in 2017 due to year-over-year yield declines of 80 basis points in intermodal, 230 basis points in logistics and 140 basis points in truck brokerage.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2018	2017

Revenue	100.0%	100.0%

Transportation costs	88.8	88.6

Gross margin	11.2	11.4

Costs and expenses:
Salaries and benefits	5.1	4.8
Agent fees and commissions	1.7	2.0
General and administrative	1.9	2.4
Depreciation and amortization	0.4	0.3
Total costs and expenses	9.1	9.5

Operating income	2.1	1.9

Salaries and Benefits

Hub Group’s salaries and benefits increased to $56.0 million in 2018 from $43.2 million in 2017.  As a percentage of revenue, Hub Group’s salaries and benefits increased to 5.1% in 2018 from 4.8% in 2017.

The Hub segment salaries and benefits increase of $12.5 million was primarily due to the addition of HGD employees.  Additional increases include employee bonus of $3.5 million, commissions sales expense of $0.8 million, restricted stock compensation of $0.8 million, payroll taxes of $0.7 million, and employee benefit expense of $0.6 million.

Mode’s salaries and benefits expense increased to $3.9 million in 2018 from $3.6 million in 2017.  The $0.3 million increase was primarily due to an increase in employee bonus expense.

Hub’s headcount as of March 31, 2018 and 2017 was 1,890 and 1,643 respectively, which excludes drivers, as driver costs are included in transportation costs. The increase in Hub’s headcount is due to the acquisition of HGD, which has 273 employees, excluding drivers, at March 31, 2018.  As of March 31, 2018 and 2017, Mode had 119 and 113 employees, respectively.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $19.1 million in 2018 from $18.0 million in 2017.  As a percentage of revenue, these expenses decreased to 1.7% in 2018 from 2.0% in 2017.

The Mode segment agent fees and commissions increase of $1.2 million was due primarily to the increase in gross margin.

General and Administrative

Hub Group’s general and administrative expenses decreased to $20.5 million in 2018 from $20.8 million in 2017.  These expenses, as a percentage of revenue, decreased to 1.9% in 2018 from 2.4% in 2017.

The Hub segment decrease of $0.1 million was due to decreases in travel and entertainment of $0.9 million, due diligence and costs related to potential acquisitions of $0.9 million, outside services, primarily IT consulting services and legal fees, of $0.9 million, office and miscellaneous expense of $0.5 million, decrease in IT maintenance expense of $0.2 million, decrease in bad debt expense of $0.2 million, and a decrease in training expenses of $0.1 million.  These were offset by the general and administrative expenses related to the acquisition of HGD.

Mode’s general and administrative expenses decreased to $2.1 million in 2018 from $2.3 million in 2017. The decrease of $0.2 million was due primarily to the reduction of bad debt expense of $0.4 million partially offset by an increase in outside services of $0.2 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $4.0 million in 2018 from $2.4 million 2017.  As a percentage of revenue, these expenses increased to 0.4% in 2018 from 0.3% in 2017.

The Hub segment depreciation expense increased to $3.8 million in 2018 from $2.1 million in 2017.  This increase was related primarily to the amortization of the HGD customer relationships as well as deprecation of additional computer software.

Mode’s depreciation expense decreased to $0.2 million in 2018 from $0.3 million in 2017.

Other Income (Expense)

Total other expense increased to $2.1 million in 2018 from $0.8 million in 2017 due to the additional interest costs related to the acquisition of HGD, our equipment debt and a decrease in foreign currency translation gains in 2018.

Provision for Income Taxes

The provision for income taxes decreased to $4.8 million in 2018 from $6.1 million in 2017.  We provided for income taxes using an effective rate of 23.0% in 2018 and an effective rate of 37.0% in 2017.  The 2018 effective tax rate was lower primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”) on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%.  We expect our effective tax rate for the remainder of 2018 will range from 24.5% to 25.5%.

Due to the complexities involved in accounting for the enactment of the Act, the SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allows for a one-year period, from the date of enactment, to complete the related income tax accounting for the Act and allows for the use of provisional amounts until that accounting is complete.

The Company recorded provisional amounts in earnings for the year ended December 31, 2017 as certain deferred tax assets and liabilities were remeasured based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, we are still analyzing aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts until the federal income tax return for 2017 is filed later this year.

Net Income

Net income increased to $16.2 million in 2018 from $10.3 million in 2017 due primarily to increased margin and lower taxes in 2018, partially offset by the increase in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2018, we funded operations, capital expenditures, capital leases, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the three months ended March 31, 2018 was $33.2 million, which resulted from income of $16.2 million adjusted for non-cash charges of $26.7 million less a decrease in operating assets and liabilities of $9.7 million.

Cash provided by operating activities decreased $14.5 million in 2018 versus 2017. The decrease was due to a change in operating assets and liabilities of $26.7 million which included a decrease in the change of accounts receivable of $43.0 million and accounts payable of $6.3 million partially offset by an increase in the change of accrued expenses of $15.1 million. This decrease was partially offset by an increase in non-cash charges of $6.3 million related primarily to depreciation and amortization expense and an increase in net income of $5.8 million.

Net cash used in investing activities for the three months ended March 31, 2018 was $21.7 million.  Capital expenditures of $22.2 million related primarily to tractors of $10.3 million, transportation equipment of $5.1 million, technology investments of $4.1 million and $2.7 million for containers. Net cash used in investing activities for the quarter ended March 31, 2017 was $5.5 million.  The increase in net cash used in investing activities of $16.2 million in 2018 versus 2017 was due primarily to higher tractor and transportation equipment purchases in 2018 partially offset by a decrease in proceeds from the sale of equipment of $0.6 million.

We estimate our capital expenditures will range from $190 million to $210 million in 2018.  We expect equipment purchases to range from $160 million to $170 million and technology investments will range from $30 million to $40 million.

The net cash used in financing activities for the three months ended March 31, 2018 was $22.1 million, which resulted from the repayment of long-term debt of $34.3 million, stock tendered for payments of withholding taxes of $3.9 million and capital lease payments of $0.7 million partially offset by proceeds from the issuance of long-term debt of $16.8 million.

The decrease in net cash used in financing activities of $6.4 million in 2018 versus 2017 was primarily due to a $22.5 million decrease in the repayments of long-term debt and stock tendered for payments of withholding taxes of $0.7 million partially offset by increased proceeds from the issuance of long-term debt of $16.8 million.

As a result of anticipated favorable timing differences related to depreciation, we expect our cash paid for income taxes in 2018 to be significantly less than our income tax expense.

At March 31, 2018, we were authorized to borrow up to $350 million under a revolving line of credit.  At March 31, 2018, we had $30.0 million outstanding.

We have standby letters of credit that expire at various dates in 2018.  As of March 31, 2018, our letters of credit were $21.2 million.

Our unused and available borrowings under our bank revolving line of credit were $298.8 million as of March 31, 2018 and $284.9 as of December 31, 2017.  We were in compliance with our debt covenants as of March 31, 2018.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2018. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 6 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended March 31, 2018.

As of March 31, 2018, we had $30.0 million of borrowings under our bank revolving line of credit and our unused and available borrowings were $298.8 million.  As of December 31, 2017, we had $45.0 million of borrowings under our bank revolving line of credit and our unused and available borrowings were $284.9 million.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2018, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2018.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2017, we completed the acquisition of HGD.  We are currently integrating processes, employees, technologies and operations.  Management will continue to evaluate our internal controls over financial reporting as we complete our integration.

PART II.	Other Information
Item 1.	Legal Proceedings

During the three months ended March 31, 2018, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, except those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.	Risk Factors

During the three months ended March 31, 2018, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We do not currently have a share repurchase plan in place.  During the first quarter of 2018, we purchased 79,475 shares at a weighted average price of $48.98 per share related to employee withholding upon vesting of restricted stock.

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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	April 30, 2018	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)