Form 10-Q
period 2018-06-30
Hub Group, Inc.
filed 2018-08-03
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018 or

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

On July 27, 2018, the registrant had 33,719,269 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$26,753	$28,557
Accounts receivable trade, net	615,690	583,994
Accounts receivable other	3,851	5,722
Prepaid taxes	5,268	12,088
Prepaid expenses and other current assets	15,763	25,697
TOTAL CURRENT ASSETS	667,325	656,058

Restricted investments	24,107	24,181
Property and equipment, net	618,931	562,150
Other intangibles, net	71,501	74,348
Goodwill, net	348,106	348,661
Other assets	3,534	5,543
TOTAL ASSETS	$1,733,504	$1,670,941

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$348,222	$338,933
Accounts payable other	12,418	12,268
Accrued payroll	36,487	28,994
Accrued other	78,598	59,305
Current portion of capital lease	2,794	2,777
Current portion of long term debt	86,740	77,266
TOTAL CURRENT LIABILITIES	565,259	519,543

Long term debt	179,444	214,808
Non-current liabilities	39,083	37,927
Long term portion of capital lease	6,196	7,696
Deferred taxes	132,463	121,095

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2018 and 2017	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2018 and 2017; 33,717,169 shares outstanding in 2018 and 33,447,070 shares outstanding in 2017	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2018 and 2017	7	7
Additional paid-in capital	168,614	173,011
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	908,934	870,716
Accumulated other comprehensive loss	(190)	(194)
Treasury stock; at cost, 7,507,623 shares in 2018 and 7,777,722 shares in 2017	(251,260)	(258,622)
TOTAL STOCKHOLDERS' EQUITY	811,059	769,872
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,733,504	$1,670,941

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Revenue	$1,179,093	$923,596	$2,275,064	$1,816,352
Transportation costs	1,042,903	822,279	2,016,083	1,613,450
Gross margin	136,190	101,317	258,981	202,902

Costs and expenses:
Salaries and benefits	58,092	45,038	114,099	88,217
Agent fees and commissions	21,969	17,038	41,111	35,031
General and administrative	20,216	20,114	40,720	40,938
Depreciation and amortization	3,960	2,549	7,965	4,961
Total costs and expenses	104,237	84,739	203,895	169,147

Operating income	31,953	16,578	55,086	33,755

Other income (expense):
Interest expense	(2,187)	(1,032)	(4,291)	(2,130)
Interest and dividend income	22	200	44	330
Other, net	(189)	-	(244)	194
Total other expense	(2,354)	(832)	(4,491)	(1,606)

Income before provision for income taxes	29,599	15,746	50,595	32,149

Provision for income taxes	7,548	6,204	12,377	12,273

Net income	$22,051	$9,542	$38,218	$19,876

Other comprehensive income:
Foreign currency translation adjustments	(25)	28	4	92

Total comprehensive income	$22,026	$9,570	$38,222	$19,968

Basic earnings per common share	$0.66	$0.29	$1.14	$0.60

Diluted earnings per common share	$0.66	$0.29	$1.14	$0.60

Basic weighted average number of shares outstanding	33,389	33,220	33,382	33,213
Diluted weighted average number of shares outstanding	33,562	33,262	33,520	33,318

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net Income	$38,218	$19,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,251	25,288
Deferred taxes	11,767	7,713
Compensation expense related to share-based compensation plans	6,982	4,972
Contingent consideration adjustment	(3,571)	-
(Gain) loss on sale of assets	(90)	307
Changes in operating assets and liabilities:
Restricted investments	74	(2,408)
Accounts receivable, net	(29,748)	26,240
Prepaid taxes	6,820	(3,352)
Prepaid expenses and other current assets	9,935	4,493
Other assets	1,869	(2,653)
Accounts payable	9,878	307
Accrued expenses	4,857	(18,013)
Non-current liabilities	2,382	368
Net cash provided by operating activities	97,624	63,138

Cash flows from investing activities:
Proceeds from sale of equipment	1,234	2,356
Purchases of property and equipment	(69,261)	(29,593)
Net cash used in investing activities	(68,027)	(27,237)

Cash flows from financing activities:
Proceeds from issuance of debt	58,161	16,149
Repayments of long term debt	(84,051)	(23,118)
Stock tendered for payments of withholding taxes	(4,017)	(3,293)
Capital lease payments	(1,483)	(1,399)
Net cash used in financing activities	(31,390)	(11,661)

Effect of exchange rate changes on cash and cash equivalents	(11)	95

Net (decrease) increase in cash and cash equivalents	(1,804)	24,335
Cash and cash equivalents beginning of the period	28,557	127,404
Cash and cash equivalents end of the period	$26,753	$151,739

Supplemental disclosures of cash paid for:
Interest	$4,182	$2,176
Income taxes	$752	$10,743

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

NOTES TO UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Interim Financial Statements

Our accompanying unaudited consolidated financial statements of Hub Group, Inc. (“we”, “us”, “our” or “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.  However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2018 and results of operations for the six months ended June 30, 2018 and 2017.  Certain amounts in prior periods have been reclassified to conform with current period presentation.

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

Revenue: Revenue is recognized at the time (1) persuasive evidence of an arrangement exists, (2) services have been rendered, (3) the sales price is fixed and determinable and (4) collectability is reasonably assured. We generally recognize revenue over time because of continuous transfer of control to the customer.  Since control is transferred over time, revenue and related transportation costs are recognized based on relative transit time, which is based on the extent of progress towards completion of the related performance obligation.  We enter into contracts that can include various combinations of services, which are capable of being distinct and accounted for as separate performance obligations. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers.  These factors, discretion in setting prices and discretion in selecting vendors, further support reporting revenue on a gross basis for most of our revenue.

The Company capitalizes commissions incurred in connection with obtaining a contract.  The Company capitalized commissions associated with dedicated services of $0.4 million at June 30, 2018.  Capitalized commission fees are amortized based on the transfer of services to which the assets relate and are included in selling, general and administrative expenses.  In 2018, the amount of amortization was approximately $30,000.

Costs incurred to fulfill an intermodal, truck brokerage or logistics contract are expensed as incurred according to the practical expedient that allows contract acquisition costs to be recognized immediately if the deferral period is one year or less.

The Company applied Topic 606 retrospectively using the practical expedient in paragraph 606-10-65-1(f)(3), under which the Company does not disclose the amount of consideration allocated to the remaining performance obligations or an explanation of when the Company expects to recognize that amount as revenue for all reporting periods presented before January 1, 2018.  We do not generally have a remaining performance obligation due to revenue generally being recognized using relevant transit time.  We only had one significant accounting policy change that is disclosed below.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by Hub Group from a customer were previously recorded on a gross basis. Under Topic 606, these taxes are excluded from revenue.  This change had an effect of $0.9 million and $1.6 million on revenue and transportation costs for the three and six months ending June 30, 2017, respectively.

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

The following unaudited pro forma consolidated results of operations for 2017 assume that the acquisition of Estenson was completed as of January 1, 2017 (in thousands, except for per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2017	June 30, 2017
Revenue	$983,029	$1,930,373
Net income	$12,450	$24,053
Earnings per share
Basic	$0.38	$0.73
Diluted	$0.38	$0.72

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

Hub offers comprehensive multimodal solutions including intermodal, truck brokerage, logistics and dedicated services.  Our employees operate the freight through a network of operating centers and terminals located in the United States, Canada and Mexico.  Each operating center is strategically located in a market with a significant concentration of shipping customers and one or more railheads.  Hub has full time employees located throughout the United States, Canada and Mexico.

Mode LLC has Independent Business Owners (“IBOs”) who sell and operate the business throughout North America, as well as sales only agents.  Mode LLC also has a corporate offices in Dallas, TX, a temperature protected services division, Temstar, located in Oak Brook, IL and a corporate office in Memphis, TN.

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

Logistics and Other Services. Hub’s logistics business operates under the name of Unyson Logistics. Unyson Logistics is comprised of a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions for customers. Unyson Logistics offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Unyson Logistics operates throughout North America, providing services through its main operating location in St. Louis with additional support locations in the Boston and Chicago metro areas. In addition, certain Mode LLC agents also provide logistics services. Our multi-modal transportation capabilities for both the Hub and Mode segments include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping.

Dedicated: Our dedicated service line, HGD, contracts with customers who wish to outsource a portion of their transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations.

The following is a summary of operating results and certain other financial data for our business segments (in thousands):

	Three Months				Three Months
	Ended June 30, 2018				Ended June 30, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$888,238	$314,078	$(23,223)	$1,179,093	$704,344	$242,998	$(23,746)	$923,596
Transportation costs	788,087	278,039	(23,223)	1,042,903	631,787	214,238	(23,746)	822,279
Gross margin	100,151	36,039	-	136,190	72,557	28,760	-	101,317

Costs and expenses:
Salaries and benefits	53,839	4,253	-	58,092	41,569	3,469	-	45,038
Agent fees and commissions	11	21,958	-	21,969	14	17,024	-	17,038
General and administrative	17,768	2,448	-	20,216	18,331	1,783	-	20,114
Depreciation and amortization	3,719	241	-	3,960	2,249	300	-	2,549
Total costs and expenses	75,337	28,900	-	104,237	62,163	22,576	-	84,739

Operating income	$24,814	$7,139	$-	$31,953	$10,395	$6,184	$-	$16,578

Capital Expenditures	$46,337	$745	$-	$47,082	$22,937	$31	$-	$22,968

	Six Months				Six Months
	Ended June 30, 2018				Ended June 30, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,719,823	$601,977	$(46,736)	$2,275,064	$1,380,824	$484,832	$(49,304)	$1,816,352
Transportation costs	1,529,297	533,522	(46,736)	2,016,083	1,236,462	426,292	(49,304)	1,613,450
Gross margin	190,526	68,455	-	258,981	144,362	58,540	-	202,902

Costs and expenses:
Salaries and benefits	105,909	8,190	-	114,099	81,164	7,053	-	88,217
Agent fees and commissions	25	41,086	-	41,111	31	35,000	-	35,031
General and administrative	36,170	4,550	-	40,720	36,810	4,128	-	40,938
Depreciation and amortization	7,478	487	-	7,965	4,357	604	-	4,961
Total costs and expenses	149,582	54,313	-	203,895	122,362	46,785	-	169,147

Operating income	$40,944	$14,142	$-	$55,086	$22,000	$11,755	$-	$33,755

Capital Expenditures	$67,874	$1,387	$-	$69,261	$29,562	$31	$-	$29,593

	As of June 30, 2018				As of December 31, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Total assets	$1,513,130	$227,425	$(7,051)	$1,733,504	$1,470,792	$210,088	$(9,939)	$1,670,941
Goodwill	$318,717	$29,389	$-	$348,106	$319,272	$29,389	$-	$348,661

On January 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018.  Segment revenues were not significantly impacted under ASC Topic 606.  The tables below represent disaggregated revenue from contracts with customers.

The following tables summarize our revenue by segment and business line (in thousands) for the quarter ended June 30:

	Three Months				Three Months
	Ended June 30, 2018				Ended June 30, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$526,028	$141,221	$(6,559)	$660,690	$451,420	$112,089	$(12,866)	$550,643
Truck brokerage	114,936	103,168	(84)	218,020	104,289	82,869	(310)	186,848
Logistics	173,421	69,689	(16,580)	226,530	148,635	48,040	(10,570)	186,105
Dedicated	73,853	-	-	73,853	-	-	-	-
Total revenue	$888,238	$314,078	$(23,223)	$1,179,093	$704,344	$242,998	$(23,746)	$923,596

The following tables summarize our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2018				Ended June 30, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,008,522	$270,995	$(17,829)	$1,261,688	$875,843	$234,269	$(28,103)	$1,082,009
Truck brokerage	234,955	203,889	(442)	438,402	210,473	161,031	(695)	370,809
Logistics	342,098	127,093	(28,450)	440,741	294,508	89,532	(20,506)	363,534
Dedicated	134,248	-	(15)	134,233	-	-	-	-
Total revenue	$1,719,823	$601,977	$(46,736)	$2,275,064	$1,380,824	$484,832	$(49,304)	$1,816,352

NOTE 4.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2018	2017	2018	2017

Net income for basic and diluted earnings per share	$22,051	$9,542	$38,218	$19,876

Weighted average shares outstanding - basic	33,389	33,220	33,382	33,213

Dilutive effect of stock options and restricted stock	173	42	138	105

Weighted average shares outstanding - diluted	33,562	33,262	33,520	33,318

Earnings per share - basic	$0.66	$0.29	$1.14	$0.60

Earnings per share - diluted	$0.66	$0.29	$1.14	$0.60

NOTE 5.	Fair Value Measurement

The carrying value of cash, accounts receivable and accounts payable approximated fair value as of June 30, 2018 and December 31, 2017.  At June 30, 2018 and December 31, 2017 the fair value of the Company’s fixed-rate borrowings was $3.6 million and $2.4 million less than the historical carrying value of $266.2 million and $247.1 million.  The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of June 30, 2018 and December 31, 2017, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts (DDAs) and Savings Accounts.

Restricted investments, as of June 30, 2018 of $24.1 million and December 31, 2017 of $24.2 million, consisted of mutual funds which are reported at fair value and are related to the liabilities of our nonqualified deferred compensation plan.

The fair value of the contingent consideration related to the 2017 acquisition of Estenson was $1.1 million at June 30, 2018.  This valuation was based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. Key assumptions include the likelihood of the acquired business achieving target levels of EBITDA using a probability-weighted expected return method (“PWERM”).  The following table sets forth a reconciliation of changes in the fair value of the contingent consideration:

Balance at December 31, 2017	$4,703
Change in fair value (1)	(3,571)
Balance at June 30, 2018	$1,132
(1)

We recorded an adjustment to the contingent consideration liability in the second quarter of 2018, resulting in an increase in income from operations.  The income was recorded under “General and Administrative” in the Consolidated Statement of Income.  The adjustment was the result of a change in the fair value of the contingent liability, which reflected two year EBITDA targets established prior to the close of the acquisition.

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2), or unobservable inputs (Level 3). Cash, accounts receivable and accounts payable are defined as “Level 1”, long term debt is defined as “Level 2”, and the Estenson contingent consideration is defined as “Level 3” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 6.	Long-Term Debt and Financing Arrangements

At June 30, 2018, we were authorized to borrow up to $350 million under a revolving line of credit.  As of June 30, 2018, we had no borrowings under our bank revolving line of credit and our unused and available borrowings were $327.0 million.  As of December 31, 2017, we had $45.0 million of borrowings under our bank revolving line of credit and our unused and available borrowings were $284.9 million.  We were in compliance with our debt covenants as of June 30, 2018.

We have standby letters of credit that expire at various dates in 2018 and 2019.  As of June 30, 2018, our letters of credit were $23.0 million.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	June 30,	December 31,
	2018	2017
	(in thousands except principal and interest payments)

Revolving line of credit	$-	$45,000

Secured Equipment Notes due on various dates in 2024 with monthly principal and interest payments between $403 and $83,000 commencing on various dates in 2017; interest is paid monthly at a fixed annual rate between 2.85% and 3.41%	12,691	13,586

Secured Equipment Notes due on various dates in 2023 with monthly principal and interest payments between $669 and $341,341 commencing on various dates in 2016, 2017 and 2018; interest is paid monthly at a fixed annual rate between 2.23% and 3.91%	91,077	36,981

Secured Equipment Notes due on various dates in 2022 with monthly principal and interest payments between $3,030 and $254,190 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.87%	27,435	30,301

Secured Equipment Notes due on various dates in 2021 with monthly principal and interest payments between $1,940 and $352,655 commencing on various dates from 2014 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	66,863	76,885

Secured Equipment Notes due on various dates in 2020 with monthly principal and interest payments between $3,614 and $398,496 commencing on various dates from 2013 to 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.78%	42,960	50,737

Secured Equipment Notes due on various dates in 2019 with monthly principal and interest payments between $1,594 and $325,050 commencing on various dates from 2013 to 2015; interest is paid monthly at a fixed annual rate between 1.79% and 2.62%	25,158	36,178

Secured Equipment Notes due on various dates in 2018 with monthly principal and interest payments between $6,480 and $163,428 commencing on various dates in 2013 and 2014; interest is paid monthly at a fixed annual rate between 2.05% and 2.7%	-	2,406

	266,184	292,074

Less current portion	(86,740)	(77,266)
Total long-term debt	$179,444	$214,808

NOTE 7.	Commitments and Contingencies

In November 2016, we committed to acquire 4,000 53’ containers, which were received by July 31, 2018.  In the second quarter of 2018, we placed an order for 3,670 containers and we expect delivery between July 2018 and November 2018.  We expect to finance these units with debt.

Since January 1, 2018 we have committed to acquire 869 tractors for $107.2 million.  As of June 30, 2018 we received 380 tractors, which are being financed with debt, and we expect to receive the remaining 489 tractors from July to December of 2018.  We expect to finance these tractors with debt.

Since January 1, 2018 we have committed to acquire 760 trailers for $24.2 million.  As of June 30, 2018 we received 217 trailers, which will be financed with debt, and we expect to receive the remaining 543 trailers from July to December of 2018.  We expect to finance these trailers with debt.

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

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times.  Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, HGT decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of June 30, 2018, 96% of the California drivers have accepted the settlement offers.  In late 2014, HGT decided to convert its model from independent contractors to employee drivers in California (the “Conversion”).  In early 2016, HGT closed its operations in Southern California.

On April 3, 2015, the Robles case was transferred to the U.S. District Court for the Western District of Tennessee (Western Division) in Memphis.  In May 2015, the plaintiffs in the Robles case filed a Second Amended Complaint (“SAC”) which names 334 current and former Hub Group Trucking drivers as “interested putative class members.”  In addition to reasserting their existing claims, the SAC includes claims post-Conversion, added two new plaintiffs and seeks a judicial declaration that the settlement agreements are unenforceable.  In June 2015, Hub Group Trucking filed a motion to dismiss the SAC and on July 19, 2016, Hub Group Trucking’s motion to dismiss was granted in part, and denied in part, by the District Court.  The motion to dismiss was granted for the claims of all purported class members who have signed settlement agreements and on plaintiffs’ claims based on quantum merit and it was denied with respect to federal preemption and choice of law.  On August 11, 2016, Plaintiffs filed a motion to clarify whether the Court’s dismissal of the claims of all purported class members who signed settlement agreements was with or without prejudice and, if the dismissal was with prejudice, Plaintiffs moved the Court to revise and reconsider the order.  On July 2, 2018, the Court denied the Plaintiffs’ Motion for Clarification or Reconsideration and stated that the dismissal of the claims of all purported class members who signed settlement agreements was with prejudice.

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

On July 11, 2016, Defendants filed dismissal papers in state court, asking the court to dismiss Plaintiffs’ suit for various reasons, including that the agreement between HGT and its former California owner operators requires that this action be brought in Memphis, Tennessee, or stay the action pending the outcome of Robles. Defendants also asked the court to dismiss the individual defendants because PAGA’s language does not allow for individual liability.  During a hearing on October 5, 2016, the judge issued an oral tentative ruling stating that the choice of forum provision was unenforceable.  On February 17, 2017, with the stipulation of the parties, the Court entered an order dismissing, without prejudice, all of the individual Defendants and accepting the parties’ agreement that jurisdiction and venue are proper in the San Bernardino Superior Court and that Defendants will not seek to remove the case to federal district court.  On April 12, 2017, the Court denied Defendant’s motion to dismiss based on insufficiency of the PAGA letter notice.  On October 19, 2017, Plaintiffs filed an amended complaint, dismissing the previously named individuals as Defendants.  On December 4, 2017, Defendants filed an Answer to Plaintiffs’ First Amended Complaint and a Memorandum of Points and Authorities in Support of their Motion for Judgment on the Pleadings arguing that judgement should be entered for Defendants because Plaintiffs’ claims are preempted by the Federal Truth-In-Leasing regulations.  On January 31, 2018, a hearing was held on the motion to dismiss, and on February 1, 2018, the motion was denied.  On March 27, 2018, Defendants filed a petition for a writ of mandate with the Court of Appeals.  On June 12, 2018, the Court of Appeals denied the petition.  On June 21, 2018, Defendants filed a petition for review with the California Supreme Court.  There is no timetable for when the Supreme Court will decide if it will review the petition.

NOTE 9.     Income Taxes

For the quarter ending June 30, 2018, the provision for income taxes increased to $7.5 million from $6.2 million in 2017, while the effective tax rate decreased to 25.5% in 2018 from 39.4% in 2017.  For the six months ending June 30, 2018, the provision for income taxes increased to $12.4 million from $12.3 million in 2017, while the effective tax rate decreased to 24.5% from 38.2%.  The provision for income taxes increased primarily due to higher pre-tax income in 2018, while the 2018 effective tax rate was lower primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”) on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%.  We expect our effective tax rate for 2018 will range from 24.5% to 25.5%.

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

NOTE 10.	New Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  The new standard will become effective beginning with the first quarter of 2019, but early adoption is permitted.  We plan to adopt this standard January 1, 2019, as required.  The standard also provides an additional transition method to assist entities with the implementation.  Entities that elect this option would adopt the new standard using a modified retrospective transition method, but they would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We will elect to apply a package of practical expedients and will not reassess at the date of initial adoption (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, or (3) initial direct costs for existing leases.  Lessees can also make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  We will elect this short-term lease policy. We are currently reviewing our leases and evaluating the impact the adoption of this accounting guidance will have on the consolidated financial statements.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. They are based on our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors. All forward-looking statements are based upon information available to us on the date of this report.  Except as required by law, we expressly disclaim any obligations to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage, logistics and dedicated markets served by us;
•	deterioration in our relationships, service conditions or provision of equipment with existing railroads or adverse changes to the railroads’ operating rules;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	unanticipated changes in rail, drayage, trucking, and driver capacity or costs of services;
•	increases in costs related to any reclassification or change in our treatment of drivers or owner-operators due to regulatory, judicial and legal changes;
•	labor unrest in the rail, drayage or trucking company communities;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems, implementing new systems or protecting against cyber-attacks;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;
•	awards received during annual customer bids not materializing;
•	inability to recruit or loss of Mode LLC sales/operating agents known as IBOs and sales-only agents;
•	inability to recruit and retain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts;
•	inability to identify, close and successfully integrate any future business combinations;

•	the effects of any future acquisitions or divestitures;
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity and
•	losses sustained on insured matters where the liability materially exceeds available insurance proceeds.

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

As of June 30, 2018, our subsidiary HGT accounted for 54% of Hub’s drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers.  As of June 30, 2018, HGT leased or owned approximately 1,000 tractors and 300 trailers, employed approximately 1,200 drivers and contracted with approximately 1,300 owner-operators.

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

Our dedicated service line, HGD, contracts with customers looking to outsource a portion of their transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of June 30, 2018, HGD has an operating fleet of approximately 1,500 tractors and 5,100 trailers.

Hub has full time marketing representatives throughout North America who service local, regional and national accounts.  We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them.

Hub’s yield management group works with pricing, account management and operations to enhance Hub’s customer margins.  We are working on margin enhancement projects including matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, optimizing our drayage costs, reducing repositioning costs and reviewing and improving low contribution freight.

Hub’s top 50 customers represent approximately 68% of the Hub segment revenue for the six months ended June 30, 2018.  We use various performance indicators to manage our business.  We closely monitor margin and gains and losses for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Mode has approximately 170 agents, consisting of 101 sales/operating agents, known as Independent Business Owners (“IBOs”), who sell and operate the business throughout North America and 69 sales only agents.  Mode also has a corporate office in Dallas, a temperature protected services division, Temstar, located in Oak Brook, IL and a corporate office in Memphis.  Mode’s top 20 customers represent approximately 39% of the Mode segment revenue for the six months ended June 30, 2018.  We closely monitor revenue and margin for these customers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

The following table summarizes our revenue by segment and business line (in thousands) for the three months ended June 30:

	Three Months				Three Months
	Ended June 30, 2018				Ended June 30, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$526,028	$141,221	$(6,559)	$660,690	$451,420	$112,089	$(12,866)	$550,643
Truck brokerage	114,936	103,168	(84)	218,020	104,289	82,869	(310)	186,848
Logistics	173,421	69,689	(16,580)	226,530	148,635	48,040	(10,570)	186,105
Dedicated	73,853	-	-	73,853	-	-	-	-
Total revenue	$888,238	$314,078	$(23,223)	$1,179,093	$704,344	$242,998	$(23,746)	$923,596

Revenue

Hub Group’s revenue increased 27.7% to $1,179.1 million in 2018 from $923.6 million in 2017.

The Hub segment revenue increased 26.1% to $888.2 million.  Intermodal revenue increased 16.5% to $526.0 million due to a 4.4% increase in volume, an increase in fuel revenue and improved pricing.  Truck brokerage revenue increased 10.2% to $114.9 million.  Truck brokerage handled 5.4% fewer loads, while fuel, mix and price combined were up 15.6%.  Logistics revenue increased 16.7% to $173.4 million due primarily to growth with existing customers.  Dedicated revenue was $73.9 million.

Mode’s revenue increased 29.3% to $314.1 million in 2018 from $243.0 million in 2017.  Mode’s intermodal revenue increased 26.0% to $141.2 million, truck brokerage increased 24.5% to $103.2 million, and logistics increased 45.1% to $69.7 million.

The following is a summary of operating results for our business segments (in thousands):

	Three Months				Three Months
	Ended June 30, 2018				Ended June 30, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$888,238	$314,078	$(23,223)	$1,179,093	$704,344	$242,998	$(23,746)	$923,596
Transportation costs	788,087	278,039	(23,223)	1,042,903	631,787	214,238	(23,746)	822,279
Gross margin	100,151	36,039	-	136,190	72,557	28,760	-	101,317

Costs and expenses:
Salaries and benefits	53,839	4,253	-	58,092	41,569	3,469	-	45,038
Agent fees and commissions	11	21,958	-	21,969	14	17,024	-	17,038
General and administrative	17,768	2,448	-	20,216	18,331	1,783	-	20,114
Depreciation and amortization	3,719	241	-	3,960	2,249	300	-	2,549
Total costs and expenses	75,337	28,900	-	104,237	62,163	22,576	-	84,739

Operating income	$24,814	$7,139	$-	$31,953	$10,395	$6,184	$-	$16,578

Transportation Costs

Hub Group’s transportation costs increased 26.8% to $1,042.9 million in 2018 from $822.3 million in 2017.  Transportation costs in 2018 consisted of purchased transportation costs of $888.9 million and equipment and driver related costs of $154.0 million compared to 2017 costs of purchased transportation of $730.9 million and equipment and driver related costs of $91.4 million.

The Hub segment transportation costs increased 24.7% to $788.1 million in 2018 from $631.8 million in 2017.  Hub segment transportation costs in 2018 included $635.1 million in purchased transportation, up from $541.2 million in 2017.  The 17.4% increase in purchased transportation costs was due primarily to rail cost increases, an increase in fuel costs, higher third party carrier costs, and higher volumes.  Equipment and driver related costs increased 68.9% to $153.0 million in 2018 from $90.6 million in 2017 due primarily to the equipment and driver related costs of HGD, including start-up costs and an increase in driver pay.

The Mode segment transportation costs increased 29.8% to $278.0 million in 2018 from $214.2 million in 2017.  Mode segment transportation costs are primarily purchased transportation costs which increased due to higher rail costs, fuel costs, carrier costs and increased business levels in logistics and intermodal.

Gross Margin

Hub Group’s gross margin increased 34.4% to $136.2 million in 2018 from $101.3 million in 2017.  Hub Group’s gross margin as a percentage of sales increased to 11.6% as compared to last year’s 11.0% margin.

The Hub segment gross margin increased 38.0% to $100.2 million.  Hub segment margin increase of $27.6 million resulted from the addition of HGD and growth in intermodal and truck brokerage, partially offset by a decrease in logistics.  Intermodal gross margin increased due to improved pricing and higher volume.  Partially offsetting margin growth were higher rail and drayage costs.  Truck brokerage margin increased as a result of more spot business.  Logistics margin decreased due to changes in customer mix, higher purchased transportation costs and headwinds from the liquidation of a customer.

As a percentage of revenue, Hub segment gross margin increased to 11.3% in 2018 from 10.3% in 2017.  Intermodal gross margin increased due to improved prices, partially offset by rail and drayage cost increases.  Second quarter average rail transits were up 0.7 days which negatively impacted our results.  All of these factors combined drove a 170 basis point improvement in intermodal gross margin as a percent of sales.  Truck brokerage gross margin as a percentage of sales was flat compared to the prior year.  Logistics gross margin as a percentage of sales was down 160 basis points due to higher purchased transportation costs and changes in customer mix.

Mode’s gross margin increased to $36.0 million in 2018 from $28.8 million in 2017 due to increases in margin in all three business lines.  Mode’s gross margin as a percentage of revenue decreased to 11.5% in 2018 from 11.8% in 2017 due to a 130 basis point decline in logistics yields, a 50 basis point decline in intermodal yields partially offset by a 30 basis point improvement in truck brokerage yields.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	June 30,
	2018	2017

Revenue	100.0%	100.0%

Transportation costs	88.4	89.0

Gross margin	11.6	11.0

Costs and expenses:
Salaries and benefits	5.0	4.9
Agent fees and commissions	1.9	1.8
General and administrative	1.7	2.2
Depreciation and amortization	0.3	0.3
Total costs and expenses	8.9	9.2

Operating income	2.7	1.8

Salaries and Benefits

Hub Group’s salaries and benefits increased to $58.1 million in 2018 from $45.0 million in 2017.  As a percentage of revenue, Hub Group’s salaries and benefits increased to 5.0% in 2018 from 4.9% in 2017.

The Hub segment salaries and benefits increase of $12.3 million was primarily due to the addition of HGD employees, higher employee bonus of $6.0 million, restricted stock compensation of $1.0 million, commissions sales expense of $0.6 million, payroll taxes of $0.5 million partially offset by lower severance expense of $2.4 million.

Mode’s salaries and benefits expense increased to $4.3 million in 2018 from $3.5 million in 2017 due primarily to an increase in employee bonus expense.

Hub Group’s headcount as of June 30, 2018 and 2017 was 2,077 and 1,726 respectively, which excludes drivers, as driver costs are included in transportation costs.  The increase in Hub’s headcount is due to the acquisition of HGD, which has 342 employees excluding drivers at June 30, 2018.  As of June 30, 2018 and 2017, Mode had 123 and 115 employees, respectively.

Agent Fees and Commissions

Hub Group’s agent fees and commissions increased to $22.0 million in 2018 from $17.0 million in 2017.  As a percentage of revenue, these expenses increased to 1.9% in 2018 from 1.8% in 2017.

The Mode segment agent fees and commissions increased $4.9 million due primarily to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses increased to $20.2 million in 2018 from $20.1 million in 2017.  These expenses, as a percentage of revenue, decreased to 1.7% in 2018 from 2.2% in 2017.

Hub segment general and administrative expenses decreased $0.6 million.  This was due primarily to the $3.6 million fair value adjustment related to the Estenson Logistics, LLC acquisition (see Note 5 “Fair Value Measurement”), decreases in travel and entertainment of $0.6 million, increase on the gain on sale of equipment of $0.4 million, and a decrease in insurance expense of $0.3 million. These declines were partially offset by the general and administrative expenses of HGD and an increase in professional services of $0.5 million.

Mode’s general and administrative expenses increased to $2.4 million 2018 from $1.8 million in 2017 due to increases in professional services of $0.6 million and increases in IT maintenance expense of $0.3 million.  These increases were partially offset by decreases in gross receipt taxes of $0.3 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $4.0 million in 2018 from $2.5 million in 2017.  This expense as a percentage of revenue remained consistent at 0.3% in both 2018 and 2017.

The Hub segment depreciation expense increased to $3.7 million in 2018 from $2.2 million in 2017.  This increase was related primarily to addition of depreciation and amortization due to the addition of HGD.

Mode’s depreciation expense decreased to $0.2 million in 2018 from $0.3 million in 2017.

Other Income (Expense)

Total other expense increased to $2.4 million in 2018 from $0.8 million in 2017 due to an increase in interest expense related to our tractor, trailer and container debt including the acquisition of HGD.

Provision for Income Taxes

The provision for income taxes increased to $7.5 million in 2018 from $6.2 million in 2017, while the effective tax rate decreased to 25.5% in 2018 from 39.4% in 2017.  The provision for income taxes increased primarily due to higher pre-tax income in 2018, while the 2018 effective tax rate was lower primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”) on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%.  We expect our effective tax rate for the remainder of 2018 will range from 24.5% to 25.5%.

Net Income

Net income increased to $22.1 million in 2018 from $9.5 million in 2017 due primarily to increased margin partially offset by higher operating expenses, higher interest expense, and higher income tax expense.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table summarizes our revenue by segment and business line (in thousands) for the six months ended June 30:

	Six Months				Six Months
	Ended June 30, 2018				Ended June 30, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Intermodal	$1,008,522	$270,995	$(17,829)	$1,261,688	$875,843	$234,269	$(28,103)	$1,082,009
Truck brokerage	234,955	203,889	(442)	438,402	210,473	161,031	(695)	370,809
Logistics	342,098	127,093	(28,450)	440,741	294,508	89,532	(20,506)	363,534
Dedicated	134,248	-	(15)	134,233	-	-	-	-
Total revenue	$1,719,823	$601,977	$(46,736)	$2,275,064	$1,380,824	$484,832	$(49,304)	$1,816,352

Revenue

Hub Group’s revenue increased to $2.3 billion in 2018 from $1.8 billion in 2017.

The Hub segment revenue increased 24.6% to $1.7 billion.  Intermodal revenue increased 15.1% to $1.0 billion primarily due to a 4.9% increase in volume, an increase in fuel revenue, and improved pricing.  Truck brokerage revenue increased 11.6% to $235.0 million.  Truck brokerage handled 3.1% fewer loads, while fuel, mix and price combined were up 14.7%.  Logistics revenue increased 16.2% to $342.1 million due to growth with existing customers.

Mode’s revenue increased 24.2% to $602.0 million in 2018 from $484.8 million in 2017.  Mode’s intermodal revenue increased 15.7%, truck brokerage revenue increased 26.6% and logistics revenue increased 42.0%.

The following is a summary of operating results for our business segments (in thousands):

	Six Months				Six Months
	Ended June 30, 2018				Ended June 30, 2017
			Inter-	Hub			Inter-	Hub
			Segment	Group			Segment	Group
	Hub	Mode	Elims	Total	Hub	Mode	Elims	Total
Revenue	$1,719,823	$601,977	$(46,736)	$2,275,064	$1,380,824	$484,832	$(49,304)	$1,816,352
Transportation costs	1,529,297	533,522	(46,736)	2,016,083	1,236,462	426,292	(49,304)	1,613,450
Gross margin	190,526	68,455	-	258,981	144,362	58,540	-	202,902

Costs and expenses:
Salaries and benefits	105,909	8,190	-	114,099	81,164	7,053	-	88,217
Agent fees and commissions	25	41,086	-	41,111	31	35,000	-	35,031
General and administrative	36,170	4,550	-	40,720	36,810	4,128	-	40,938
Depreciation and amortization	7,478	487	-	7,965	4,357	604	-	4,961
Total costs and expenses	149,582	54,313	-	203,895	122,362	46,785	-	169,147

Operating income	$40,944	$14,142	$-	$55,086	$22,000	$11,755	$-	$33,755

Transportation Costs

Hub Group’s transportation costs increased 25.0% to $2.0 billion in 2018 from $1.6 billion in 2017.  Transportation costs in 2018 consisted of purchased transportation costs of $1.7 billion and equipment and driver related costs of $292.1 million compared to 2017 costs of purchased transportation of $1.4 billion and equipment and driver related costs of $182.2 million.

The Hub segment transportation cost increased by 23.7% to $1.5 billion in 2018 from $1.2 billion in 2017.  Hub segment transportation costs in 2018 included $1.2 billion in purchased transportation, up from $1.0 billion in 2017.  The 17.4% increase in purchased transportation costs was due primarily to rail cost increases, an increase in fuel costs, higher third party carrier costs, and higher volumes.  Equipment and driver related costs increased 60.7% to $290.2 million in 2018 from $180.6 million in 2017 due primarily to the equipment and driver related costs of HGD, including start-up costs and an increase in driver pay.

The Mode segment transportation costs increased 25.2% to $533.5 million in 2018 from $426.3 million in 2017.  Mode segment transportation costs are primarily purchased transportation costs which increased due to higher rail costs, fuel costs, carrier costs and increased business levels in logistics and intermodal.

Gross Margin

Hub Group’s gross margin increased 27.6% to $259.0 million in 2018 from $202.9 million in 2017.

The Hub segment gross margin increased 32.0% to $190.5 million.  Hub segment margin increase of $46.2 million resulted from the addition of HGD and growth in intermodal and truck brokerage, partially offset by a decrease in logistics.  Intermodal gross margin increased due to improved pricing and higher volume.  Partially offsetting margin growth were higher rail and drayage costs.  Truck brokerage margin increased as a result of more spot business and growth with targeted customer accounts.  Logistics margin decreased due to changes in customer mix, higher purchased transportation costs and headwinds from the liquidation of a customer.

As a percentage of revenue, Hub segment gross margin increased to 11.1% in 2018 from 10.5% in 2017.  Intermodal gross margin increased due to mproved prices partially offset by rail cost and drayage cost increases.  Average rail transits were up 0.7 days which negatively impacted our results.  All of these factors combined drove a 110 basis point improvement in intermodal gross margin as a percent of sales.  Truck brokerage gross margin as a percentage of sales increased 20 basis points compared to the prior year due primarily to increases in spot market opportunities.  Logistics gross margin as a percentage of sales was down 220 basis points due to higher purchased transportation costs and changes in customer mix.

Mode’s gross margin increased 16.9% to $68.5 million in 2018 from $58.5 million in 2017 due to increases in margin in all three business lines.  Mode’s gross margin as a percentage of revenue decreased to 11.4% in 2018 from 12.1% in 2017 due to a 160 basis point decline in logistics yields, a 70 basis point decline in intermodal yields and a 50 basis point decline in truck brokerage yields.

CONSOLIDATED OPERATING EXPENSES

The following table includes certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended
	June 30,
	2018	2017

Revenue	100.0%	100.0%

Transportation costs	88.6	88.8

Gross margin	11.4	11.2

Costs and expenses:
Salaries and benefits	5.0	4.8
Agent fees and commissions	1.8	1.9
General and administrative	1.8	2.3
Depreciation and amortization	0.4	0.3
Total costs and expenses	9.0	9.3

Operating income	2.4	1.9

Salaries and Benefits

Hub Group’s salaries and benefits increased to $114.1 million in 2018 from $88.2 million in 2017.  As a percentage of revenue, salaries and benefits increased to 5.0% in 2018 from 4.8% in 2017.

The Hub segment increase of $24.7 million to $105.9 million in 2018 from $81.2 million in 2017 was due primarily to the addition of HGD employees, increases of $9.6 million in employee bonus expense, restricted stock compensation of $1.8 million, $1.4 million related to increases in commissions and payroll taxes of $1.2 million, partially offset by lower severance expense $2.4 million.

Mode’s salaries and benefits expense increased to $8.2 million in 2018 from $7.1 million in 2017.  The increase was related primarily to higher employee bonus expense.

Agent Fees and Commissions

Hub Group’s agent fees and commissions expenses increased to $41.1 million in 2018 from $35.0 million in 2017.  As a percentage of revenue, these expenses decreased to 1.8% in 2018 from 1.9% in 2017.

The Mode segment agent fees and commissions increase of $6.1 million was due primarily to the increase in Mode’s gross margin.

General and Administrative

Hub Group’s general and administrative expenses decreased to $40.7 million in 2018 from $40.9 million in 2017.  As a percentage of revenue, these expenses decreased to 1.8% in 2018 from 2.3% in 2017.

The Hub segment decrease in general and administrative expense to $36.2 million in 2018 from $36.8 million in 2017 was due primarily to the $3.6 million fair value adjustment related to the Estenson Logistics, LLC acquisition (see Note 5 “Fair Value Measurement”), decreases in professional services of $1.3 million, decreases in travel expenses of $1.2 million, increase on the gain on sale of equipment and insurance expense of $0.4 million each, partially offset by the general and administrative expenses of HGD.

Mode’s general and administrative expenses increased to $4.6 million in 2018 from $4.1 million in 2017.  The increase was primarily due to increases in professional services of $0.8 million and increases in IT maintenance expense of $0.4 million, partially offset by a decrease in bad debt expense of $0.4 million and a decrease in gross receipt taxes of $0.3 million.

Depreciation and Amortization

Hub Group’s depreciation and amortization increased to $8.0 million in 2018 from $5.0 million in 2017.  This expense as a percentage of revenue increased to 0.4% in 2018 from 0.3% in 2017.

The Hub segment’s depreciation expense increased to $7.5 million in 2018 from $4.4 million in 2017.  This increase was related primarily to addition of depreciation and amortization due to the addition of HGD.

Mode’s depreciation decreased to $0.5 million in 2018 from $0.6 million in 2017.

Other Income (Expense)

Total other expense increased to $4.5 million in 2018 from $1.6 million in 2017 due to an increase in interest expense related to our tractor, trailer and container debt including the acquisition of HGD.

Provision for Income Taxes

The provision for income taxes increased to $12.4 million in 2018 from $12.3 million in 2017, while the effective tax rate decreased to 24.5% from 38.2%.  The provision for income taxes increased primarily due to higher pre-tax income in 2018, while the 2018 effective tax rate was lower primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”) on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%.

Net Income

Net income increased to $38.2 million in 2018 from $19.9 million in 2017 due primarily to increased margin, partially offset by higher operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2018, we funded operations, capital expenditures, capital leases, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the six months ended June 30, 2018 was approximately $97.6 million, which resulted primarily from income of $38.2 million adjusted for non-cash charges of $53.3 million and a change in operating assets and liabilities of $6.1 million.

Cash provided by operating activities increased $34.5 million in 2018 versus 2017.  The increase was due to the increase in net income of $18.3 million and increases in non-cash charges of $15.1 million and operating assets and liabilities of $1.1 million in 2018.

Net cash used in investing activities for the six months ended June 30, 2018 was $68.0 million.  Capital expenditures of $69.3 million related primarily to tractors of $41.7 million, trailers of $12.3 million, other transportation equipment of $0.5 million, technology investments of $11.6 million, containers of $2.9 million and the remainder for leasehold improvements.

In 2018, we placed an order for 3,670 containers and we expect to receive 5,000 containers in 2018 which will be financed with debt.  As of the date of this report, we had already received approximately 1,246 of the containers.  We are also investing in technology projects including transportation management systems and an enterprise resource planning system.

We estimate our capital expenditures will range from $200 million to $220 million for the year.

Net cash used in investing activities for the six months ended June 30, 2017 was $27.2 million.  The net cash used in investing activities increased $40.8 million in 2018 from 2017 and was due primarily to tractors and trailers predominantly for our HGD business and technology investments, partially offset by lower container purchases in 2018.

The net cash used in financing activities for the six months ended June 30, 2018 was $31.4 million, which resulted from the repayment of long-term debt of $84.1 million, stock tendered for payments of withholding taxes of $4.0 million and capital lease payments of $1.5 million, partially offset by proceeds from the issuance of debt of $58.2 million.

The increase in net cash used in financing activities of $19.7 million from 2018 versus 2017 is primarily due to the increase in the repayments of long term debt of $60.9 million, stock tendered for payments of withholding taxes of $0.7 million and capital lease payments of $0.1 million, partially offset by the proceeds from the issuance of debt of $42.0 million.

In 2018, we expect our cash paid for taxes to be less than 2017 and much lower than our income tax expense because of significant favorable timing differences related to depreciation due to the enactment of the Act on December 22, 2017.

We have standby letters of credit that expire at various dates in 2018 and 2019.  As of June 30, 2018, our letters of credit were $23.0 million.

Our unused and available borrowings under our bank revolving line of credit were $327.0 million as of June 30, 2018 and $284.9 million as of December 31, 2017.  We were in compliance with our debt covenants as of June 30, 2018.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2018. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 6 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the six months ended June 30, 2018.

As of June 30, 2018, we had no borrowings under our bank revolving line of credit and our unused and available borrowings were $327.0 million.  As of December 31, 2017, we had $45.0 million of borrowings under our bank revolving line of credit and our unused and available borrowings were $284.9 million.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2018, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2018.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On July 1, 2017, we completed the acquisition of HGD.  We are currently integrating processes, employees, technologies and operations.  Management will continue to evaluate our internal controls over financial reporting as we complete our integration.

PART II.	Other Information

Item 1.	Legal Proceedings

During the six months ended June 30, 2018, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, except those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.	Risk Factors

During the six months ended June 30, 2018, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2017, except for the following:

Risks related to potential acquisitions or dispositions may adversely affect our business.

From time to time, we evaluate acquisitions and dispositions of assets, businesses and other investments. These transactions may not result in the anticipated benefits or efficiencies.

Any such acquisition or disposition involves risks and we cannot assure that:

•	any acquisition would be successfully integrated into our operations and internal control environment;
•	the due diligence conducted prior to an acquisition would uncover situations that could result in financial or legal exposure;
•	post-closing purchase price adjustments will be realized in our favor;
•	any investment, acquisition, disposition or integration would not divert management resources from the operation of our business;
•	for any divestitures the Company can quickly redeploy capital in ways that are as accretive to earnings per share as was the prior use of the Company’s capital; and
•

any such dispositions would not result in disruption to other parts of our business, potential loss of employees, customers or carriers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture.

If any of these risks materialize, the benefits of such acquisition or disposition may not be fully realized, if at all, and our financial condition, results of operations and cash flows could be negatively impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We do not currently have a share repurchase plan in place.  During the second quarter of 2018, we purchased 2,775 shares at a weighted average price of $44.36 per share related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Hub Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K dated February 18, 2016 and filed February 23, 2016, File No. 000-27754).

10.1	Amendment No. 2 to Purchase Agreement dated July 1, 2017 by and between Estenson Logistics, LLC, Truline Corporation, the equity holders named therein, and Hub Group Trucking, Inc.

14

Hub Group, Inc. Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14 to the Registrant’s report on Form 8-K dated February 17, 2017 and filed February 23, 2017, File No. 000-27754).

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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	August 03, 2018	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)