Form 10-Q
period 2018-09-30
Hub Group, Inc.
filed 2018-11-05
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

On October 30, 2018, the registrant had 33,612,071 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$267,507	$28,557
Accounts receivable trade, net	457,694	424,679
Accounts receivable other	4,575	5,704
Prepaid taxes	171	12,088
Prepaid expenses and other current assets	25,001	25,414
Current assets held for sale	-	159,616
TOTAL CURRENT ASSETS	754,948	656,058

Restricted investments	22,168	20,143
Property and equipment, net	662,755	561,214
Other intangibles, net	61,116	64,747
Goodwill, net	318,662	319,272
Other assets	3,552	5,491
Non-current assets held for sale	-	44,016
TOTAL ASSETS	$1,823,201	$1,670,941

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$247,332	$238,230
Accounts payable other	13,959	13,903
Accrued payroll	46,443	26,674
Accrued other	84,559	53,508
Current portion of capital lease	2,820	2,777
Current portion of long term debt	95,946	77,266
Current liabilities held for sale	-	107,185
TOTAL CURRENT LIABILITIES	491,059	519,543

Long term debt	207,596	214,808
Non-current liabilities	36,634	33,599
Long term portion of capital lease	5,472	7,696
Deferred taxes	154,485	121,095
Non-current liabilities held for sale	-	4,328

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2018 and 2017	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2018 and 2017; 33,612,071 shares outstanding in 2018 and 33,447,070 shares outstanding in 2017	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2018 and 2017	7	7
Additional paid-in capital	175,442	173,011
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,023,545	870,715
Accumulated other comprehensive loss	(168)	(193)
Treasury stock; at cost, 7,612,721 shares in 2018 and 7,777,722 shares in 2017	(255,825)	(258,622)
TOTAL STOCKHOLDERS' EQUITY	927,955	769,872
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,823,201	$1,670,941

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Revenue	$933,224	$824,809	$2,665,300	$2,213,824
Transportation costs	818,240	738,482	2,358,286	1,982,800
Gross margin	114,984	86,327	307,014	231,024

Costs and expenses:
Salaries and benefits	57,123	45,978	163,496	127,643
General and administrative	19,327	20,637	55,557	57,681
Depreciation and amortization	3,800	3,966	11,286	8,331
Total costs and expenses	80,250	70,581	230,339	193,655

Operating income	34,734	15,746	76,675	37,369

Other income (expense):
Interest expense	(2,411)	(2,345)	(6,702)	(4,474)
Interest and dividend income	340	42	365	332
Other, net	251	355	20	533
Total other expense	(1,820)	(1,948)	(6,317)	(3,609)

Income from Continuing Operations Before Income Taxes	32,914	13,798	70,358	33,760

Provision for income taxes	7,150	2,210	16,371	10,060

Income from Continuing Operations	25,764	11,588	53,987	23,700

Income from Discontinued Operations, net of income taxes	$88,846	$3,746	$98,842	$11,510

Net income	$114,610	$15,334	$152,829	$35,210

Other comprehensive income:
Foreign currency translation adjustments	22	9	25	101

Total comprehensive income	$114,632	$15,343	$152,854	$35,311

Earnings per share from continuing operations
Basic	$0.77	$0.35	$1.62	$0.71
Diluted	$0.77	$0.35	$1.61	$0.71

Earnings per share from discontinued operations
Basic	$2.66	$0.11	$2.96	$0.35
Diluted	$2.64	$0.11	$2.95	$0.35

Earnings per share net income
Basic	$3.43	$0.46	$4.58	$1.06
Diluted	$3.41	$0.46	$4.56	$1.06

Basic weighted average number of shares outstanding	33,399	33,227	33,387	33,217
Diluted weighted average number of shares outstanding	33,605	33,335	33,548	33,323

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$152,829	$35,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,184	43,531
Deferred taxes	33,989	19,983
Compensation expense related to share-based compensation plans	9,490	7,402
Contingent consideration adjustment	(4,703)	-
(Gain) loss on sale of assets	(1,458)	360
Gain on Disposition	(113,601)	-
Changes in operating assets and liabilities:
Restricted investments	(2,454)	(3,189)
Accounts receivable, net	(44,138)	(37,448)
Prepaid taxes	11,918	(11,839)
Prepaid expenses and other current assets	438	(3,059)
Other assets	1,572	(3,505)
Accounts payable	8,070	51,459
Accrued expenses	30,952	(13,179)
Non-current liabilities	4,358	1,419
Transaction costs for Disposition	(5,665)	-
Net cash provided by operating activities	140,781	87,145

Cash flows from investing activities:
Proceeds from sale of equipment	4,035	3,052
Purchases of property and equipment	(138,847)	(39,936)
Acquisitions, net of cash acquired	-	(165,933)
Proceeds from the disposition of discontinued operations	227,986	-
Net cash provided by (used in) investing activities	93,174	(202,817)

Cash flows from financing activities:
Proceeds from issuance of debt	118,809	73,606
Repayments of long term debt	(107,341)	(59,921)
Stock tendered for payments of withholding taxes	(4,262)	(3,410)
Capital lease payments	(2,181)	(2,101)
Payment of debt issuance costs	-	(1,397)
Net cash provided by financing activities	5,025	6,777

Effect of exchange rate changes on cash and cash equivalents	(30)	49

Net increase (decrease) in cash and cash equivalents	238,950	(108,846)
Cash and cash equivalents beginning of the period	28,557	127,404
Cash and cash equivalents end of the period	$267,507	$18,558

Supplemental disclosures of cash paid for:
Interest	$6,740	$4,033
Income taxes	$2,759	$12,880

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

NOTES TO UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Interim Financial Statements

Our accompanying unaudited consolidated financial statements of Hub Group, Inc. (“Hub”, the “Company”, “we”, “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations.  However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

On August 31, 2018, Hub Group, Inc. entered into a purchase agreement (“the Purchase Agreement”) with Mode Transportation, LLC, (“Mode LLC”) a direct wholly-owned subsidiary of the Company, and Mode Purchaser, Inc., an affiliate of York Capital Management (“Purchaser”), pursuant to which the Company sold all of the issued and outstanding membership interests of Mode LLC to Purchaser (the “Disposition”).  Mode LLC’s temperature protected division (“Temstar”) was not included in the Disposition.  Temstar was retained by the Company and is now included in Hub’s intermodal line of business.  As part of the Disposition, the Company conveyed to the Purchaser the majority of working capital assets and liabilities associated with Mode LLC.  Unless otherwise stated, the information disclosed in the footnotes accompanying the financial statements refer to continuing operations.  Prior to the Disposition, Hub historically reported two distinct business segments.  See Note 2 for additional information regarding results from discontinued operations.

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

The Company capitalizes commissions incurred in connection with obtaining a contract.  The Company capitalized commissions associated with dedicated services of $0.4 million at September 30, 2018.  Capitalized commission fees are amortized based on the transfer of services to which the assets relate and are included in selling, general and administrative expenses.  In 2018, the amount of amortization was approximately $54,000.

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

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by Hub Group from a customer were previously recorded on a gross basis. Under Topic 606, these taxes are excluded from revenue.  This change had an effect of $0.7 million and $2.2 million on revenue and transportation costs for the three and nine months ending September 30, 2017, respectively.

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

Dedicated: Our dedicated service line contracts with customers who wish to outsource a portion of their transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations.

The following tables summarizes our disaggregated revenue by business line (in thousands) for the quarter ended September 30:

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017
Intermodal	$576,478	$478,531
Truck brokerage	122,062	112,653
Logistics	156,041	175,679
Dedicated	78,643	57,946
Total revenue	$933,224	$824,809

The following table summarizes our disaggregated revenue by business line (in thousands) for the nine months ended September 30:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Intermodal	$1,597,254	$1,362,564
Truck brokerage	357,016	323,128
Logistics	498,139	470,186
Dedicated	212,891	57,946
Total revenue	$2,665,300	$2,213,824

NOTE 2.	Discontinued Operations

On August 31, 2018, Hub Group, Inc. entered into the Purchase Agreement with Mode LLC, a direct wholly-owned subsidiary of the Company, and Mode Purchaser, Inc., an affiliate of York Capital Management (“Purchaser”) pursuant to which the Company sold all of the issued and outstanding membership interests of Mode LLC to Purchaser (the “Disposition”). Total consideration received for the transaction was $238.5 million in cash, subject to customary purchase price adjustments.

For the three months ended September 30, 2018 and 2017, respectively, Mode LLC had revenue of $10.6 million and $12.7 million from Hub and Hub had revenue of $2.7 million and $12.5 million from Mode LLC.  During the nine months ended September 30, 2018 and 2017, respectively, Mode LLC had revenue of $42.2 million and $37.0 million from Hub and Hub had revenue of $17.9 million and $37.4 million from Mode LLC.  These sales were eliminated on our Consolidated Statements of Income.  In connection with the Disposition, the Company and Mode LLC have entered into a transition services agreement pursuant to which both the Company and Mode will provide certain immaterial transition services to the other party for a period of time following the closing.

Results associated with Mode LLC are classified as income from discontinued operations, net of income taxes, in our Consolidated Statements of Income.  Prior year results have been adjusted to conform with the current presentation.  Income from discontinued operations is comprised of the following:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue	$196,546	$228,858	$739,534	$656,288
Transportation costs	172,949	198,662	648,986	567,886
Gross margin	23,597	30,196	90,548	88,402

Costs and expenses:
Salaries and benefits	3,317	3,148	11,043	9,700
Agent fees and commissions	15,572	19,039	56,631	54,005
General and administrative	1,255	1,800	5,795	5,758
Depreciation and amortization	153	288	632	884
Total costs and expenses	20,297	24,275	74,101	70,347

Operating income from discontinued operations	3,300	5,921	16,447	18,055

Other income
Interest and dividend income	3	17	22	56
Other, net	(1)	49	(15)	64
Gain on Disposition	113,601	-	113,601	-
Total other income	113,603	66	113,608	120

Income from discontinued operations before income taxes	116,903	5,987	130,055	18,175
Provision for income taxes	28,057	2,241	31,213	6,665

Income from discontinued operations	$88,846	$3,746	$98,842	$11,510

Selling, general and administrative expenses recorded in discontinued operations include corporate costs incurred directly in support of Mode LLC.

See the table below for a reconciliation of the gain recorded on the sale of Mode LLC:

Net proceeds received from Disposition (1)	$227,986

Mode LLC assets:
Accounts receivable	173,669
Accounts receivable other	22
Prepaid expenses	260
Property and equipment	2,501
Restricted investments	4,467
Other intangibles, net	9,032
Goodwill, net	29,389
Other assets	209
Total Mode LLC assets	219,549

Mode LLC liabilities:
Accounts payable (2)	97,535
Accrued payroll	3,072
Accrued other	6,286
Non-current liabilities	3,936
Total Mode LLC liabilities	110,829

Transaction costs for Disposition (3)	5,665

Gain on sale of the Mode LLC business before income taxes	$113,601
(1)	The proceeds received from the Disposition are net of working capital adjustments outlined in the sale agreement.
(2)	Includes $2.3 million of bank overdrafts assumed by the Purchaser.
(3)	Costs include investment bank fees, legal fees and professional fees.

Due to the Disposition, the related assets and liabilities transferred to the Purchaser were reclassified as held for sale in the Consolidated Balance Sheet as of December 31, 2017 based on the nature of the asset or liability.

Assets and liabilities classified as held for sale in our Consolidated Balance Sheet are comprised of the following:

December 31,
2017
Accounts receivable, net	$159,314
Accounts receivable, other	19
Prepaid expenses and other current assets	283
TOTAL CURRENT ASSETS HELD FOR SALE	159,616

Restricted investments	4,038
Property and equipment, net	937
Other intangibles, net	9,601
Goodwill, net	29,389
Other assets	51
TOTAL NON-CURRENT ASSETS HELD FOR SALE	44,016

TOTAL ASSETS HELD FOR SALE	$203,632

Accounts payable	$99,067
Accrued payroll	2,320
Accrued other	5,798
TOTAL CURRENT LIABILITIES HELD FOR SALE	107,185

Non-current liabilities	4,328

TOTAL LIABILITIES HELD FOR SALE	$111,513

Proceeds from the sale of Mode LLC have been presented in the Consolidated Statements of Cash Flows under investing activities for the nine months ended September 30, 2018.  Total operating and investing cash flows of discontinued operations for the nine months ended September 30, 2018 and 2017 are comprised of the following, which exclude the effect of income taxes:

(in thousands)	2018	2017
Net cash (used in) provided by operating activities	(4,184)	24,910
Net cash (used in) provided by investing activities	226,358	(235)

NOTE 3.	Acquisition

Hub Group Trucking, Inc. (“HGT”), a wholly owned subsidiary of Hub Group, Inc., acquired all of the outstanding equity interests of Estenson Logistics, LLC (“Estenson”) on July 1, 2017 (the “Estenson Acquisition”).  Estenson is now our wholly owned subsidiary, operating under the name Hub Group Dedicated (“Dedicated”).  As a result of the Estenson Acquisition, HGT acquired substantially all of the assets of Estenson, which include tractors and trailers, as well as assumed certain liabilities, including equipment debt.

The following unaudited pro forma consolidated results of operations for 2017 assume that the acquisition of Estenson was completed as of January 1, 2017 (in thousands, except for per share amounts):

Nine Months
Ended
September 30, 2017
Revenue	$2,329,361
Net income	$27,887
Earnings per share
Basic	$0.84
Diluted	$0.84

The unaudited pro forma consolidated results for the nine month period was prepared using the acquisition method of accounting and is based on the historical financial information of Hub and Dedicated. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2017.

NOTE 4.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income from continuing operations for basic and diluted earnings per share	$25,764	$11,588	$53,987	$23,700

Net income from discontinued operations for basic and diluted earnings per share	88,846	3,746	98,842	11,510

Net income	114,610	15,334	152,829	35,210

Weighted average shares outstanding - basic	33,399	33,227	33,387	33,217
Dilutive effect of stock options and restricted stock	206	108	161	106
Weighted average shares outstanding - diluted	33,605	33,335	33,548	33,323

Earnings per share from continuing operations
Basic	$0.77	$0.35	$1.62	$0.71
Diluted	$0.77	$0.35	$1.61	$0.71
Earnings per share from discontinued operations
Basic	$2.66	$0.11	$2.96	$0.35
Diluted	$2.64	$0.11	$2.95	$0.35
Earnings per share net income
Basic	$3.43	$0.46	$4.58	$1.06
Diluted	$3.41	$0.46	$4.56	$1.06

NOTE 5.	Fair Value Measurement

The carrying value of cash, accounts receivable and accounts payable approximated fair value as of September 30, 2018 and December 31, 2017.  At September 30, 2018 and December 31, 2017 the fair value of the Company’s fixed-rate borrowings was $3.6 million and $2.4 million less than the historical carrying value of $303.5 million and $247.1 million.  The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of September 30, 2018 and December 31, 2017, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts (DDAs) and Savings Accounts.

Restricted investments as of September 30, 2018 of $22.2 million and December 31, 2017 of $20.1 million, consisted of mutual funds from continuing operations which are reported at fair value and are related to the liabilities of our nonqualified deferred compensation plan.

The fair value of the contingent consideration related to the 2017 acquisition of Estenson was reduced to zero at September 30, 2018.  The fair value was based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. Key assumptions include the likelihood of the acquired business achieving target levels of EBITDA using a probability-weighted expected return method.  The following table sets forth a reconciliation of changes in the fair value of the contingent consideration:

Balance at December 31, 2017	$4,703
Change in fair value in the second quarter 2018 (1)	(3,571)
Change in fair value in the third quarter 2018 (1)	(1,132)
Balance at September 30, 2018	$-
(1)

We recorded adjustments to the contingent consideration liability in the second and third quarters of 2018, resulting in an increase in income from operations.  The income was recorded under “General and Administrative” in the Consolidated Statement of Income.  The adjustment was the result of a change in the fair value of the contingent liability, which reflected two year EBITDA targets established prior to the close of the acquisition.

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2), or unobservable inputs (Level 3). Cash, accounts receivable, restricted investments and accounts payable are defined as “Level 1”, long term debt is defined as “Level 2”, and the Estenson contingent consideration is defined as “Level 3” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 6.	Long-Term Debt and Financing Arrangements

At September 30, 2018, we are authorized to borrow up to $350 million under a revolving line of credit.  As of September 30, 2018, we had no borrowings under our bank revolving line of credit and our unused and available borrowings were $325.0 million.  As of December 31, 2017, we had $45.0 million of borrowings under our bank revolving line of credit and our unused and available borrowings were $284.9 million.  We were in compliance with our debt covenants as of September 30, 2018.

We have standby letters of credit that expire at various dates in 2018 and 2019.  As of September 30, 2018, our letters of credit were $25.0 million.

In addition our credit agreement, we have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	Period Ended
	September 30,	December 31,
	2018	2017
	(in thousands except principal and interest payments)

Revolving line of credit	$-	$45,000

Secured Equipment Notes due on various dates in 2024 with monthly principal and interest payments between $403 and $83,000 commencing on various dates in 2017; interest is paid monthly at a fixed annual rate between 2.85% and 3.41%	12,208	13,586

Secured Equipment Notes due on various dates in 2023 with monthly principal and interest payments between $669 and $341,341 commencing on various dates in 2016, 2017 and 2018; interest is paid monthly at a fixed annual rate between 2.23% and 4.06%	146,929	36,981

Secured Equipment Notes due on various dates in 2022 with monthly principal and interest payments between $3,030 and $254,190 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.87%	25,809	30,301

Secured Equipment Notes due on various dates in 2021 with monthly principal and interest payments between $1,940 and $352,655 commencing on various dates from 2014 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	61,901	76,885

Secured Equipment Notes due on various dates in 2020 with monthly principal and interest payments between $3,614 and $398,496 commencing on various dates from 2013 to 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.78%	37,905	50,737

Secured Equipment Notes due on various dates in 2019 with monthly principal and interest payments between $1,594 and $325,050 commencing on various dates from 2013 to 2015; interest is paid monthly at a fixed annual rate between 1.87% and 2.62%	18,790	36,178

Secured Equipment Notes due on various dates in 2018 with monthly principal and interest payments between $6,480 and $163,428 commencing on various dates in 2013 and 2014; interest is paid monthly at a fixed annual rate between 2.05% and 2.7%	-	2,406

	303,542	292,074

Less current portion	(95,946)	(77,266)
Total long-term debt	$207,596	$214,808

NOTE 7.	Commitments and Contingencies

In the second quarter of 2018, we placed an order for 3,670 containers.  As of September 30, 2018 we received 2,370 containers, which are being financed with debt, and we expect to receive the remaining 1,300 by November 30, 2018.  We expect to finance these units with debt.

Since January 1, 2018 we have committed to acquire 869 tractors for $107.2 million.  As of September 30, 2018 we received 543 tractors, which are being financed with debt, and we expect to receive the remaining 326 tractors from October to December of 2018.  We expect to finance these tractors with debt.

Since January 1, 2018 we have committed to acquire 760 trailers for $24.2 million.  As of September 30, 2018 we received 477 trailers, which will be financed with debt, and we expect to receive the remaining 283 trailers from October to December of 2018.  We expect to finance these trailers with debt.

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

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times.  Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, HGT decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of September 30, 2018, 96% of the California drivers have accepted the settlement offers.  In late 2014, HGT decided to convert its model from independent contractors to employee drivers in California (the “Conversion”).  In early 2016, HGT closed its operations in Southern California.

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

Adame

  On August 5, 2015, the Plaintiffs’ law firm in the Robles case filed a lawsuit in state court in San Bernardino County, California on behalf of 63 named Plaintiffs against Hub Group Trucking and five Company employees.  The lawsuit makes claims similar to those being made in Robles and seeks monetary penalties under the Private Attorneys General Act.  Of the 63 named Plaintiffs, at least 58 previously accepted the settlement offers referenced above.

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

On July 11, 2016, Defendants filed dismissal papers in state court, asking the court to dismiss Plaintiffs’ suit for various reasons, including that the agreement between HGT and its former California owner operators requires that this action be brought in Memphis, Tennessee, or stay the action pending the outcome of Robles. Defendants also asked the court to dismiss the individual defendants because PAGA’s language does not allow for individual liability.  During a hearing on October 5, 2016, the judge issued an oral tentative ruling stating that the choice of forum provision was unenforceable.  On February 17, 2017, with the stipulation of the parties, the Court entered an order dismissing, without prejudice, all of the individual Defendants and accepting the parties’ agreement that jurisdiction and venue are proper in the San Bernardino Superior Court and that Defendants will not seek to remove the case to federal district court.  On April 12, 2017, the Court denied Defendant’s motion to dismiss based on insufficiency of the PAGA letter notice.  On October 19, 2017, Plaintiffs filed an amended complaint, dismissing the previously named individuals as Defendants.  On December 4, 2017, Defendants filed an Answer to Plaintiffs’ First Amended Complaint and a Memorandum of Points and Authorities in Support of their Motion for Judgment on the Pleadings arguing that judgement should be entered for Defendants because Plaintiffs’ claims are preempted by the Federal Truth-In-Leasing regulations.  On January 31, 2018, a hearing was held on the motion to dismiss, and on February 1, 2018, the motion was denied.  On March 27, 2018, Defendants filed a petition for a writ of mandate with the Court of Appeals.  On June 12, 2018, the Court of Appeals denied the petition.  On June 21, 2018, Defendants filed a petition for review with the California Supreme Court.  On August 8, 2018, the Supreme Court of California denied the petition for review.

NOTE 9.Income Taxes

For the quarter ending September 30, 2018, the provision for income taxes increased to $7.2 million from $2.2 million in 2017, while the effective tax rate increased to 21.7% in 2018 from 16.0% in 2017.  The provision for income taxes increased primarily due to higher pre-tax income in 2018.  While the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”) on December 22, 2017 decreased the U.S. federal corporate rate from 35% to 21%, the effective tax rate for the third quarter of 2018 was higher than in the third quarter of 2017.  The primary reason for the higher 2018 rate is due to a tax benefit realized in the third quarter of 2017 related to domestic production activities deductions for the years 2013, 2016 and 2017.

For the nine months ending September 30, 2018, the provision for income taxes increased to $16.4 million from $10.1 million in 2017, while the effective tax rate decreased to 23.3% from 29.8%.  The provision for income taxes increased primarily due to higher pre-tax income in 2018.  The effective tax rate for nine months ending September 30, 2018 was lower primarily due to the enactment of the Act.  We expect our effective tax rate for 2018 will range from 23.0% to 24.0%.

Due to the complexities involved in accounting for the enactment of the Act, the SEC Staff Accounting Bulletin No. 118 (“SAB No. 118”) allows for a one-year period, from the date of enactment, to complete the related income tax accounting for the Act and allows for the use of provisional amounts until that accounting is complete.

The Company recorded provisional amounts in earnings for the year ended December 31, 2017 as certain deferred tax assets and liabilities were remeasured based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, we are still analyzing aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts until the federal income tax return for 2017 is filed in the fourth quarter of this year.

NOTE 10.New Pronouncements

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

In 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases.  The new standard will become effective beginning with the first quarter of 2019, but early adoption is permitted.  We plan to adopt this standard January 1, 2019, as required.  The standard also provides an additional transition method to assist entities with the implementation.  Entities that elect this option would adopt the new standard using a modified retrospective transition method, but they would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We will elect to apply a package of practical expedients and will not reassess at the date of initial adoption (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, or (3) initial direct costs for existing leases.  Lessees can also make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.  We will elect this short-term lease policy. We are currently reviewing our leases and evaluating the impact the adoption of this accounting guidance will have on the financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software.  The ASU provides guidance on the accounting for the cost of computer software that is developed or obtained for internal use and hosting arrangements obtained for internal use.  The new standard will become effective beginning with the first quarter of 2020, but early adoption is permitted.  We are currently evaluating the impact of adopting this new accounting guidance on our financial statements.

NOTE 11.Subsequent Event

On November 2, 2018, Hub Group signed a definitive agreement to acquire CaseStack, Inc. (“CaseStack”) for $255 million in cash (the “Transaction”).  We expect the Transaction will close in early December 2018, subject to the satisfaction of customary closing conditions and required approvals.  Please see Part II, Item 5 for additional information on the Transaction.

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

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. All forward-looking statements are based upon information available to us on the date of this report.  Except as required by law, we expressly disclaim any obligations to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  Factors that could cause our actual results to differ materially include:

•	our inability to price our services at high enough rates to maintain our historical margin levels;
•	changes in the cost of services from rail, drayage, trucking, owner-operator drivers or other vendors and market pressures on company driver compensation;
•	the degree and rate of market growth in the domestic intermodal, truck brokerage, dedicated and logistics markets served by us;
•	deterioration in our relationships with existing railroads or adverse changes to the railroads’ operating rules;
•	changes in rail service conditions or adverse weather conditions;
•	further consolidation of railroads;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, aggressive pricing, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	changes in rail, drayage and trucking company capacity;
•	railroads moving away from ownership of intermodal assets;
•	equipment shortages or equipment surplus;
•	increases in costs related to any reclassification or change in our treatment of drivers, owner-operators or other workers due to regulatory, judicial and legal changes;
•	joint employer claims alleging that the Company is a co-employer of any workers providing services to a Company contractor;
•	labor unrest in the rail, drayage or trucking company communities;
•	general economic and business conditions;
•	inability to successfully protect our data against cyber-attacks;
•	significant deterioration in our customers’ financial condition or bankruptcy, particularly in the retail, consumer products and durable goods sectors;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining, enhancing and transforming our information technology systems;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;

•	awards received during annual customer bids not materializing;
•	inability to recruit and retain key personnel;
•	inability to recruit and maintain company drivers and owner-operators;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts;
•	inability to integrate the Dedicated business;
•	inability to identify, close and/or successfully integrate any future business combinations; and
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity.

EXECUTIVE SUMMARY

General Overview

We are a world class provider of multimodal logistics solutions. We offer comprehensive intermodal, truck brokerage, dedicated and logistics services.  We operate through a nationwide network of operating centers.

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

For the quarter ended September 30, 2018, approximately 53% of Hub’s drayage needs were met by our subsidiary, HGT, which assists us in providing reliable, cost effective intermodal services to our customers.  As of September 30, 2018, HGT leased or owned approximately 1,100 tractors, owned approximately 250 trailers, employed approximately 1,200 drivers and contracted with approximately 1,300 owner-operators for their services and equipment.

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

Our dedicated service line, Hub Group Dedicated, contracts with customers looking to outsource a portion of their transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of September 30, 2018, Hub Group Dedicated has an operating fleet of approximately 1,600 tractors and 5,100 trailers.

Hub has full time marketing representatives throughout North America who service local, regional and national accounts.  We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them.

Hub’s multimodal solutions group works with pricing, account management and operations to enhance Hub’s customer margins across all lines of business.  We are working on margin enhancement projects including optimal pricing, matching up inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, optimizing our drayage costs, reducing repositioning costs, providing holistic solutions and reviewing and improving low contribution freight.

Hub’s top 50 customers represent approximately 67% of Hub’s revenue for the nine months ended September 30, 2018.  We use various performance indicators to manage our business.  We closely monitor margin and volume for our top 50 customers.  We also evaluate on-time performance, cost per load and daily sales outstanding by customer account.  Vendor cost changes and vendor service issues are also monitored closely.

Strategic Transactions

On August 31, 2018, Hub Group, Inc. entered into a purchase agreement (“the Purchase Agreement”) with Mode Transportation, LLC, (“Mode LLC”) a direct wholly-owned subsidiary of the Company, and Mode Purchaser, Inc., an affiliate of York Capital Management (“Purchaser”), pursuant to which the Company sold all of the issued and outstanding membership interests of Mode LLC to Purchaser (the “Disposition”).  Mode LLC’s temperature protected division (“Temstar”) was not included in the Disposition. Temstar was retained by the Company and is now included in Hub’s intermodal line of business.  As part of the Disposition, the Company conveyed to the Purchaser the majority of working capital assets and liabilities associated with Mode LLC.

Prior to the decision to sell Mode LLC, Hub historically reported two distinct business segments.  As a result of the decision to sell Mode LLC, which is now classified as discontinued operations, we have one reporting segment.  Revenue and costs related to Hub’s business are reported within results from continuing operations.  All revenues and costs related to Mode LLC’s business are presented in results from discontinued operations.  Prior year information has been adjusted to conform with the current presentation.  Unless otherwise stated, the information disclosed in Management’s Discussion and Analysis refers to continuing operations.  See Note 2 for additional information regarding results from discontinued operations.

On November 2, 2018, Hub Group entered into an agreement to acquire CaseStack, Inc. (“CaseStack”) for $255 million in cash (the “Transaction”). Hub Group expects the Transaction will close in early December 2018, subject to the satisfaction of customary closing conditions and required approvals.

RESULTS OF OPERATIONS

Overview from continuing operations

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

The following table summarizes our revenue by business line (in thousands) for the three months ended September 30:

	Three Months Ended	Three Months Ended
	September 30, 2018	September 30, 2017
Intermodal	$576,478	$478,531
Truck brokerage	122,062	112,653
Logistics	156,041	175,679
Dedicated	78,643	57,946
Total revenue	$933,224	$824,809

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	September 30,
	2018		2017

Revenue	$933,224	100.0%	$824,809	100.0%

Transportation costs	818,240	87.7	738,482	89.5

Gross margin	114,984	12.3	86,327	10.5

Costs and expenses:
Salaries and benefits	57,123	6.1	45,978	5.6
General and administrative	19,327	2.1	20,637	2.5
Depreciation and amortization	3,800	0.4	3,966	0.5
Total costs and expenses	80,250	8.6	70,581	8.6

Operating income	34,734	3.7	15,746	1.9

Revenue

Revenue increased 13.1% to $933.2 million. Intermodal revenue increased 20.5% to $576.5 million primarily due to a 2.9% increase in volume, an increase in fuel revenue and improved pricing. Truck brokerage revenue increased 8.4% to $122.1 million due to an increase of 9.7% in fuel, price and mix combined, partially offset by a 1.3% decrease in volume. Logistics revenue decreased 11.2% to $156.0 million due to lost customers, partially offset by growth with existing customers. Dedicated’s revenue increased 35.7% to $78.6 million primarily due to new customer contracts and growth with existing customers.

Transportation Costs

Transportation costs increased 10.8% to $818.2 million in 2018 from $738.5 million in 2017.  Transportation costs in 2018 consisted of purchased transportation costs of $658.3 million and equipment and driver related costs of $159.9 million compared to 2017 purchased transportation costs of $604.7 million and equipment and driver related costs of $133.8 million.  The 8.9% increase in purchased transportation costs was due primarily to rail cost increases, an increase in fuel costs, higher third party carrier costs and higher volumes.  Equipment and driver related costs increased 19.5% in 2018 due primarily to increases in driver wages and an increase in the number of drivers at HGT and Dedicated and higher transportation equipment depreciation.

Gross Margin

Gross margin increased 33.2% to $115.0 million.  The margin increase of $28.7 million was the result of increases in intermodal and truck brokerage gross margin, partially offset by decreases in dedicated and logistics gross margin.  Intermodal gross margin increased primarily due to improved pricing, better recovery of accessorial costs and higher volume.  Truck brokerage gross margin increased due to growth with strategic customers and increased spot activity.  Logistics gross margin declined due to lost customers, changes in customer mix and increased purchased transportation costs.  Dedicated gross margin declined due to higher usage of outside carriers, startup costs associated with new contracts, changes in customer mix and higher driver wages.

As a percentage of revenue, gross margin increased to 12.3% in 2018 from 10.5% in 2017.  Intermodal gross margin as a percentage of revenue increased 420 basis points due primarily to improved prices, partially offset by rail and drayage cost increases.  Third quarter average rail transits were up 0.8 days which negatively impacted our results.  Truck brokerage gross margin as a percentage of revenue improved 70 basis points due to an increase in contractual rates.  Logistics gross margin as a percentage of revenue improved 50 basis points due to improved pricing and changes in customer mix. Dedicated gross margin as a percentage of revenue declined due to higher usage of outside carriers, startup costs associated with new contracts and higher driver wages.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits expense increased $11.1 million primarily due to an increase in bonus expense of $7.5 million, an increase in salaries expense of $1.6 million related to employee raises, an increase in sales commissions of $1.4 million, an increase in compensation related to restricted stock awards of $0.9 million and an increase in employee benefits expense of $0.3 million, partially offset by a decrease in payroll taxes of $0.6 million.

Hub Group’s headcount as of September 30, 2018 and 2017 was 1,998 and 1,929, respectively, which excludes drivers, as driver costs are included in transportation costs.

General and Administrative

The decrease in general and administrative expense of $1.3 million was due primarily to an increase in the gain on sale of property and equipment of $1.4 million and a decrease in expense of $0.9 million due to the reduction of the Dedicated contingent consideration, partially offset by an increase in professional fees of $1.0 million.

Depreciation and Amortization

Depreciation and amortization expense decreased to $3.8 million in 2018 from $4.0 million in 2017.  This decrease was related primarily to reduced amortization of Dedicated’s intangible assets.

Other Income (Expense)

Total other expense decreased to $1.8 million in 2018 from $1.9 million in 2017 due primarily to the increase in interest income of $0.3 million, partially offset by a decrease in foreign currency translation gains of $0.1 million and an increase in interest expense of $0.1 million.

Provision for Income Taxes

The provision for income taxes increased to $7.2 million in 2018 from $2.2 million in 2017.  We provided for income taxes using an effective rate of 21.7% in 2018 and an effective rate of 16.0% in 2017.  The provision for income taxes increased primarily due to higher pre-tax income in 2018.  While the enactment of the Act on December 22, 2017 decreased the U.S. federal corporate rate from 35% to 21%, the effective tax rate for the third quarter of 2018 was higher than in the third quarter of 2017.  The primary reason for the higher 2018 rate is due to a tax benefit realized in the third quarter of 2017 related to domestic production activities deductions for the years 2013, 2016 and 2017.  We expect our effective tax rate for the fourth quarter of 2018 to be between 22.0% and 22.4%.

Net Income

Net income increased to $25.8 million in 2018 from $11.6 million in 2017 due primarily to increased margin, partially offset by higher operating costs and higher income tax expense.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table summarizes our revenue by business line (in thousands) for the nine months ended September 30:

	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017
Intermodal	$1,597,254	$1,362,564
Truck brokerage	357,016	323,128
Logistics	498,139	470,186
Dedicated	212,891	57,946
Total revenue	$2,665,300	$2,213,824

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended
	September 30,
	2018		2017

Revenue	$2,665,300	100.0%	$2,213,824	100.0%

Transportation costs	2,358,286	88.5	1,982,800	89.6

Gross margin	307,014	11.5	231,024	10.4

Costs and expenses:
Salaries and benefits	163,496	6.1	127,643	5.7
General and administrative	55,557	2.1	57,681	2.6
Depreciation and amortization	11,286	0.4	8,331	0.4
Total costs and expenses	230,339	8.6	193,655	8.7

Operating income	76,675	2.9	37,369	1.7

Revenue

Revenue increased 20.4% to $2.7 billion. Intermodal revenue increased 17.2% to $1.6 billion primarily due to a 4.3% increase in volume, an increase in fuel revenue and improved pricing. Truck brokerage revenue increased 10.5% to $357.0 million due to a 13.0% increase in fuel, mix, and price, partially offset by a 2.5% volume decrease. Logistics revenue increased 5.9% to $498.1 million related primarily to growth with existing customers. Dedicated’s revenue increased 267.4% to $212.9 million due to six months of additional revenue included in the 2018 results.

Transportation Costs

Transportation cost increased by 18.9% to $2.4 billion in 2018 from $2.0 billion in 2017.  Transportation costs in 2018 consisted of purchased transportation costs of $1.9 billion and equipment and driver related costs of $452.1 million compared to 2017 purchased transportation costs of $1.7 billion and equipment and driver related costs of $316.0 million.  The 14.4% increase in purchased transportation costs was due primarily to rail cost increases, an increase in fuel costs, higher third party carrier costs and higher volumes primarily in intermodal.  Equipment and driver related costs increased 43.1% in 2018 due primarily to nine months of results for Dedicated in 2018 versus three months of results in 2017.

Gross Margin

Gross margin increased 32.9% to $307.0 million.  The $76.0 million gross margin increase was the result of increases in intermodal, truck brokerage and dedicated gross margin, partially offset by a decrease in logistics gross margin.  Intermodal gross margin increased primarily due to improved pricing and higher volume.  Partially offsetting the intermodal margin growth were higher rail and drayage costs. Truck brokerage gross margin increased due to growth with strategic customers and increased spot activity.  Logistics gross margin declined primarily due to lost customers, changes in customer mix and increased purchased transportation costs.  Dedicated gross margin increased due to having nine months of results in 2018 versus three months of results in 2017.

As a percentage of revenue, gross margin increased to 11.5% in 2018 from 10.4% in 2017. Intermodal gross margin as a percentage of sales increased 220 basis points due to improved prices, partially offset by rail and drayage cost increases. Average rail transits were up 0.7 days which negatively impacted our results. Truck brokerage gross margin as a percentage of sales was up 40 basis points due to improved pricing and increased spot activity. Logistics gross margin as a percentage of sales was down 130 basis points due to higher purchased transportation costs and changes in customer mix.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

The salaries and benefits expense increase of $35.9 million to $163.5 million in 2018 from $127.6 million in 2017 was due primarily to the addition of Dedicated employees for nine months in 2018 versus three months in 2017 and increases in employee compensation.

General and Administrative

General and administrative expense decreased to $55.6 million in 2018 from $57.7 million in 2017 primarily due to a decrease of $4.7 million for the reduction of the Dedicated contingent consideration and an increase in the gain on sale of property and equipment of $1.8 million, partially offset by the general and administrative expenses for Dedicated due to having nine months of results in 2018 versus three months of results in 2017.

Depreciation and Amortization

Depreciation and amortization expense increased to $11.3 million in 2018 from $8.3 million in 2017.  This increase was related primarily to additional depreciation and amortization due to the addition of Dedicated.

Other Income (Expense)

Total other expense increased to $6.3 million in 2018 from $3.6 million in 2017 due primarily an increase in interest expense related to our equipment debt due to the addition of Dedicated and less foreign currency translation gains.

Provision for Income Taxes

The provision for income taxes increased to $16.4 million in 2018 from $10.1 million in 2017.  Our effective rate was 23.3% in 2018 and 29.8% in 2017.  The 2018 effective tax rate was lower primarily due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”) on December 22, 2017, which reduced the U.S. federal corporate tax rate from 35% to 21%.  We expect our effective tax rate for 2018 to be between 23.0% to 24.0%.

Net Income

Net income increased to $54.0 million in 2018 from $23.7 million in 2017 due primarily to increased margin, partially offset by higher operating expenses and higher income tax expense in 2018.

Results from discontinued operations

Results associated with Mode LLC are classified as income from discontinued operations, net of taxes, in our Consolidated Statements of Income.  Prior year results have been adjusted to conform to current presentation.  Below is a summary of results from discontinued operations for the three and nine months ended September 30, 2018 and 2017.

	Three months ended September 30
	2018	2017
Income from discontinued operations before gain on sale of Mode LLC	$3,302	$5,987
Gain on sale of Mode LLC	113,601	-
Income from discontinued operations before income taxes	116,903	5,987

Provision for income taxes	28,057	2,241
Income from discontinued operations	$88,846	$3,746

	Nine months ended September 30
	2018	2017
Income from discontinued operations before gain on sale of Mode LLC	$16,454	$18,175
Gain on sale of Mode LLC	113,601	-
Income from discontinued operations before income taxes	130,055	18,175

Provision for income taxes	31,213	6,665
Income from discontinued operations	$98,842	$11,510

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2018, we funded operations, capital expenditures, capital leases, repayments of debt and stock buy backs related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the sale of Mode LLC, issuance of long-term debt and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the nine months ended September 30, 2018 was approximately $140.8 million, which resulted primarily from net income of $152.8 million adjusted for the change in operating assets and liabilities of $10.7 million, partially offset by the transaction costs for the Disposition of $5.7 million and non-cash items of $17.1 million.

Cash provided by operating activities increased $53.6 million in 2018 versus 2017.  The total increase is due to higher net income of $117.6 million and a $30.1 million positive change in operating assets and liabilities, partially offset by $88.4 million of non-cash items and $5.7 million of transaction costs related to the Disposition.  The increase in the change of operating assets and liabilities was primarily due to decreases in the cash paid for prepaid taxes of $23.8 million and prepaid assets of $8.6 million, partially offset by a decrease of $3.0 million due to timing of customer and vendor payments in 2018 versus 2017.  The decrease in non-cash charges primarily resulted from the gain on Disposition of $113.6 million plus the $4.7 million contingent consideration adjustment and the higher gain of the sale of equipment of $1.8 million, partially offset by increases in depreciation and amortization of $15.6 million, deferred taxes of $14.0 million and the compensation expense related to stock-based compensation plans of $2.1 million.

The net cash provided by investing activities for the nine months ended September 30, 2018 was $93.2 million.  Proceeds from the Disposition were $228.0 million and proceeds from the sale of equipment were $4.0 million. Capital expenditures of $138.8 million related primarily to tractors of $71.6 million, trailers of $24.1 million, containers of $22.8 million, technology investments of $19.8 million, and the remainder was for leasehold improvements.

In 2018, we expect to purchase 3,670 containers, 869 tractors and 760 trailers, which will be financed with debt.  As of the date of this report, we had already received 2,370 of the containers, 543 of the tractors and 477 of the trailers.  We are also investing in technology projects including transportation management systems and satellite tracking.

We estimate our capital expenditures will range from $200 million to $220 million for the year.

The net cash used in investing activities for the nine months ended September 30, 2017 was $202.8 million which resulted primarily from the acquisition payments for Dedicated of $165.9 million and capital expenditures of $39.9 million related primarily to containers purchases of $14.6 million, technology investments of $14.5 million, transportation equipment purchases of $7.6 million and the remainder for leasehold improvements.

The net cash provided by financing activities for the nine months ended September 30, 2018 was $5.0 million, which resulted from proceeds from the issuance of debt of $118.8 million, partially offset by the repayment of long-term debt of $107.3 million, stock tendered for payments of withholding taxes of $4.3 million and capital lease payments of $2.2 million.

The decrease in net cash provided by financing activities of $1.8 million from 2017 to 2018 was primarily due to increases in the repayment of long term debt of $47.4 million, stock tendered for payments of withholding taxes of $0.9 million and capital lease payments of $1.0 million, partially offset by increases in the proceeds from the issuance of debt of $45.2 million and lower debt issuance costs of $1.4 million.

In 2018, we expect our cash paid for taxes to be approximately $9.0 million, primarily due to the Diposition.

We have standby letters of credit that expire at various dates in 2018 and 2019.  As of September 30, 2018, our letters of credit were $25.0 million.

Our unused and available borrowings under our new Credit Agreement were $325.0 million as of September 30, 2018. As of December 31, 2017, we had $45.0 million of borrowings under our bank revolving line of credit and our unused and available borrowings were $284.9 million. We were in compliance with our debt covenants as of September 30, 2018.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2018. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 6 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended September 30, 2018.

As of September 30, 2018, we had no borrowings under our bank revolving line of credit and our unused and available borrowings were $325.0 million.  As of December 31, 2017, we had $45.0 million of borrowings under our bank revolving line of credit and our unused and available borrowings were $284.9 million.

Item 4.	CONTROLS AND PROCEDURES

As of September 30, 2018, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of September 30, 2018.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.	Legal Proceedings

During the nine months ended September 30, 2018, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, except those disclosed in Note 8 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.	Risk Factors

During the nine months ended September 30, 2018, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2017 and in the Quarterly Report on Form 10-Q for our quarter ended June 30, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We do not currently have a share repurchase plan in place.  During the third quarter of 2018, we purchased 4,941 shares at a weighted average price of $49.49 per share related to employee withholding upon vesting of restricted stock.

Item 5.	Other Information

CaseStack Merger Agreement

On November 2, 2018, Hub Group, Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cascade Merger Sub, Inc. (“Merger Sub”), a direct wholly-owned subsidiary of the Company, CaseStack, Inc. (“CaseStack”) and Fortis Advisors LLC, as the Securityholders’ Representative, pursuant to which the Company has agreed to acquire CaseStack  through a merger of Merger Sub with and into CaseStack (the “Merger”), with CaseStack being the surviving entity. CaseStack’s cloud based software development business (“SupplyPike”) will not be acquired by the Company.  The Merger is subject to Hart-Scott- Rodino approval and other customary closing conditions.

Total consideration for the transaction is approximately $255 million in cash, subject to customary purchase price adjustments. In connection with the Merger, CaseStack and SupplyPike have entered into (i) a transition services agreement pursuant to which both the Company and SupplyPike will provide certain transition services to each other, (ii) a license agreement pursuant to which CaseStack licenses certain SupplyPike intellectual property and (iii) a sublease pursuant to which SupplyPike subleases certain CaseStack office space. The Merger Agreement includes representations, warranties, covenants, agreements and indemnification provisions as well as various provisions for purchase price and post-closing adjustments customary for transactions of this type. The representations and warranties in the Merger Agreement are the product of negotiations between the parties to the Merger Agreement and are made to, and solely for the benefit of, the party to whom such representations and warranties are made, in each case as of specified dates. Such representations and warranties have been made for the purpose of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors, and may not be relied upon by any other person.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the text of the Merger Agreement, a copy of which is filed as Exhibit 2.4 to this Form 10-Q.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Purchase Agreement dated August 31, 2018 by and between Hub Group, Inc., Mode Transportation, LLC and Mode Purchaser, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed with the SEC on September 6, 2018).

2.2	Merger Agreement dated November 2, 2018 by and between Hub Group, Inc., Cascade Merger Sub, Inc., CaseStack, Inc. and the Securityholders’ Representative.

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	November 5, 2018	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)