Form 10-K
period 2018-12-31
Hub Group, Inc.
filed 2019-03-01
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2018, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $49.80 per share, was $1,613,285,990.

On February 18, 2019, the Registrant had 34,111,819 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2019 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

FORWARD LOOKING STATEMENTS

This annual report contains, and our officers and representatives may from time to time make, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements.  Forward-looking statements are neither historical facts nor assurance of future performance.  Instead, they are based on our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Our actual results and financial condition may differ materially from those indicated in the forward-looking statements.  All forward-looking statements made by us in this annual report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.  Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Items 1A “Risk Factors,” include the following:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage, dedicated and logistics markets served by us;
•	deterioration in our relationships, service conditions or provision of equipment with existing railroads or adverse changes to the railroads’ operating rules;
•	inability to recruit and retain company drivers and owner-operators;
•	the impact of competitive pressures in the marketplace, including entry of new competitors, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•	unanticipated changes in rail, drayage, warehousing and trucking company capacity or costs of services;
•	increases in costs related to any reclassification or change in our treatment of drivers, owner-operators or other workers due to regulatory, judicial and legal decisions;
•	joint employer claims alleging that the Company is a co-employer of any workers providing services to a Company contractor;
•	labor unrest in the rail, drayage or trucking company communities;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	inability to identify, close and successfully integrate any future business combinations;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems, implementing new systems or protecting against cyber-attacks;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;
•	awards received during annual customer bids not materializing;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws which will aid in these efforts;
•	further consolidation of railroads;

•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity; and
•	losses sustained on insured matters where the liability materially exceeds available insurance proceeds.

Item 1.	BUSINESS

General

Hub Group, Inc. (the “Company”, “Hub”, “we”, “us” or “our”) is a leading, world class supply chain management company that provides value-added multi-modal transportation and logistics solutions by offering reliability, visibility and value to our customers. Our service offerings include comprehensive intermodal, truck brokerage, dedicated trucking, managed transportation, freight consolidation, warehousing, international transportation and other logistics services. The Company is a Delaware corporation that was incorporated on March 8, 1995 as successor to a business that was founded in 1971.

Today we are one of the largest freight transportation providers in the United States. Through our network, we have the ability to arrange for the movement of freight in and out of every major city in the United States, Canada and Mexico. We utilize an asset-light strategy that employs a combination of our company-operated equipment as well as assets operated by third parties to transport and store our customers’ goods, which allows us to minimize our investment in equipment and facilities and reduce our capital requirements. Hub services a large and diversified customer base in a broad range of industries, including consumer products, retail and durable goods.  We believe our strategy to offer multi-modal supply chain management solutions serves to strengthen and deepen our relationships with our customers and allows us to provide a more cost effective and higher service solution.

Our strategy includes the following elements:

•	Deepen and diversify our customer relationships through a best-in-class customer experience across all solutions
•	Acquire and organically develop new service offerings for our customers that will diversify our revenue streams and deliver sophisticated supply chain logistics solutions
•	Selectively invest in assets to drive organic growth and reduce our costs
•	Build a world class information technology platform to drive growth and efficiency and support future innovation
•	Develop a culture that continues to enable innovation, service and teamwork

In support of our mission to provide multi-modal transportation and logistics solutions we regularly evaluate strategic transactions to enhance our core business lines and diversify our service offerings.  Our recent strategic transactions include the following:

Estenson Acquisition.  On July 1, 2017, our subsidiary Hub Group Trucking, Inc. (“HGT”), acquired the outstanding equity interests of Estenson Logistics, LLC (“Estenson”), a leading North American dedicated trucking company that operated over 1,000 trucks and employed approximately 1,300 drivers.  Estenson now operates under the name Hub Group Dedicated (“Dedicated”).

Mode Sale.  On August 31, 2018, we sold the membership interests of our Mode Transportation, LLC (“Mode”) subsidiary to an affiliate of York Capital Management (“Purchaser”).  Mode’s temperature protected division (“Temstar”) was not included in the transaction and is now included in our intermodal line of business.   Mode provided transportation management services to its customers through a network of approximately 170 agents.

CaseStack Acquisition.  On December 3, 2018, a subsidiary of Hub Group, Inc. completed a merger with CaseStack, Inc. (“CaseStack”).  CaseStack is a non-asset based transportation and logistics provider operating in two lines of business.  CaseStack’s logistics business provides warehouse and transportation logistics services, including retailer-driven collaborative consolidation programs, to its customers who primarily consist of consumer-packaged goods companies selling into the North American retail channel. CaseStack’s transportation brokerage business offers truck brokerage services with a focus on less-than-truckload services.  CaseStack does not own or operate any warehouses or transportation equipment. The financial results of CaseStack are included in our logistics line of business, except for their transportation brokerage business which is included in our truck brokerage line of business.

Services Provided

Our lines of business can be categorized as follows:

Intermodal. As an intermodal provider, we arrange for the movement of our customers’ freight in containers and trailers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals.  Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our HGT subsidiary and third-party local trucking companies.

In a typical intermodal transaction, the customer contacts Hub to place an order. We determine the price, arrange for the necessary intermodal equipment (which includes a container and chassis or a trailer) to be delivered to the customer by HGT or a third-party drayage company and, after the freight is loaded, arrange for the transportation of the container or trailer to the rail terminal where it is transported by the railroad to the destination rail terminal. Our predictive track and trace technology then monitors the shipment to ensure that it arrives as scheduled and alerts our customer service personnel if there are service delays. We then arrange for and confirm delivery by a drayage company at the destination. After unloading, the empty equipment is made available for reloading.

As of December 31, 2018, we owned approximately 37,000 53-foot containers and we had exclusive access to approximately 1,200 rail-owned containers for our dedicated use on the Union Pacific (“UP”) and the Norfolk Southern (“NS”) railroads.

During 2018, HGT accounted for approximately 53% of Hub’s drayage needs by providing reliable, cost effective intermodal services to our customers. As of December 31, 2018, HGT had terminals in the Atlanta, Birmingham, Charlotte, Chattanooga, Chicago, Dallas, Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Philadelphia, Portland (OR), Salt Lake City, Seattle, St. Louis, Stockton and Wilmington (IL) metro areas. As of December 31, 2018, HGT leased or owned approximately 1,200 tractors and 200 trailers, employed approximately 1,300 drivers and contracted with approximately 1,300 owner-operators.

Dedicated Trucking. Our dedicated operation contracts with customers who seek to outsource a portion of their trucking transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment.  Our dedicated operation currently operates a fleet of approximately 1,400 tractors and 4,500 trailers at 130 locations throughout the United States.  As of December 31, 2018, Dedicated employed approximately 1,900 drivers.

Truck Brokerage. We operate one of the largest truck brokerage operations in the U.S., providing customers with an over the road service option for their transportation needs. Our brokerage does not operate any trucks; instead we match customers’ needs with carriers’ capacity to provide the most effective service and price combination. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers.

In a typical truck brokerage transaction, the customer contacts Hub to obtain a price quote for a particular freight movement. We make the delivery appointment and arrange with the appropriate carrier to pick up the freight. Once we receive confirmation that the freight has been picked up, we monitor the movement of the shipment until it reaches its destination and the delivery has been confirmed.

In 2018, we expanded our truck brokerage service offering through the acquisition of CaseStack. CaseStack’s truck brokerage provides us with additional capabilities, particularly with respect to less-than-truckload freight.

Logistics. Hub’s logistics business operates under the names Unyson Logistics and CaseStack. Unyson Logistics is comprised of a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions for customers. Unyson Logistics offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping. Our CaseStack logistics business leverages proprietary technology along with collaborative partnerships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer-packaged goods clients.  CaseStack contracts with third-party warehouse providers in seven markets across North America to which its customers ship their goods to be stored and eventually consolidated, along with goods from other CaseStack customers, into full truckload shipments destined to major North American retailers.  CaseStack offers its customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

Marketing and Customers

As one of the leading transportation management companies in North America, Hub Group’s mission is to be a world-class supply chain management company that provides innovative, value-added multi-modal solutions including intermodal, dedicated trucking, truck brokerage and logistics services.  We have transformed our organization from a traditional intermodal marketing company (“IMC”) into a multi-modal solutions provider delivering reliability, visibility and value to our customers every day.

The focus on this mission has revolutionized our offerings and the way we service our customers.  We seek to understand and analyze our customers’ entire network to provide innovative multi-modal solutions to drive savings, improve service and offer full visibility into their supply chains.

After 48 years in business, we continue to live by the simple mantra that "good" is not good enough. To ensure we grow and improve, we focus intently on our customers, listening to their needs, developing comprehensive transportation solutions and delivering superior service. We invest in our people, equipment and technology to maintain our competitive edge in order to be the best transportation provider for our customers.

The supply-chain needs of our customers have become more complex, efficient and lean. We are committed to helping our customers meet these needs. A particular focus has been providing our customers with increased speed and improved visibility into their supply chains.  Our state-of-the-art technology and satellite tracking of intermodal containers helps to maintain our high levels of service while aiding capacity planning and providing 24/7 visibility into any shipment; and our people have the skills, training and information to quickly respond to our customers' changing supply chain networks. Every customer has a dedicated team of professionals ready to service all of their needs. We refer to this exceptional service approach the "One Hub" experience.

The majority of our business is in the retail, consumer products and durable goods.  No one customer represents more than 10% of our total revenue in 2018 and 2017.

Information Technology Systems

Leveraging strong technology at the core and emerging technologies on the edge to achieve our business goals and to keep pace with customer demands remains the basis of our technology strategy.  We purchase commercially available technology for commodity capabilities, we extend to create additional value leveraging emerging technologies, and we build solutions where we can create differentiated experiences for our customers, drivers, carriers and employees.  In 2018 we initiated our multi-year investment and process enhancement initiative that we refer to as “Elevate” which includes implementing core foundational technologies, Oracle enterprise resource planning (“ERP”) and Oracle Human Capital Management (“HCM”) and Oracle Transportation Management (“OTM”) all of which are deployed in the cloud.  Anchored on those common platforms our technology strategy includes the deployment of differentiating solutions facing our customers and carriers through our Hub Connect application and for our drivers through our Hub Pro application.  In addition, we have many initiatives focused on internal productivity and efficiency that will be a dramatic change from the processes and technology used today.

In 2018, we converted two of our HGT terminals to our newly designed process and technology solutions for fleet operations.  This included changes to the technology used for the recruiting, qualifying, and onboarding of drivers.  This allows drivers to immediately begin using the entire suite of solutions on their first day of employment.  We also deployed our state-of-the-art transportation management system, OTM, allowing us to optimally plan drivers and loads.  This positively impacts both driver and asset utilization while improving the customer experience with more efficient, responsive operations.  This deployment also added a significant set of capabilities to Hub Pro, our mobile solution for company drivers and owner operator drivers.   These new capabilities include visibility to work assignments, direct communication to their manager, verification of work completed, hours of service compliance, vehicle inspection and other features focused on value to our drivers.  This end to end solution was deployed leveraging both purchased and custom-built solutions integrated through our API platform.   The deployment of this solution to each of our fleet terminals will be completed by the end of 2019.

Benefits of our Cloud First technology strategy include improvements to the rate and pace at which we can deliver technology solutions, while lowering the cost to serve and maintaining our high level of service quality. We also expect to deploy in 2019 ERP as our financial management solution as well as enabling HCM Cloud for driver payroll allowing us to leverage both solutions to improve efficiency and gain valuable insight. These and other new technology solutions are planned for 2019.

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

Relationship with Trucking Companies

We contract with a large number of trucking companies that we use to transport freight. Our relationships with these trucking companies are important since these relationships determine pricing, load coverage and overall service.

Risk Management and Insurance

We require all of our trucking company vendors to carry general liability insurance, truckman’s auto liability insurance and cargo insurance. Railroads, which are self-insured, provide limited cargo protection. To cover freight loss or damage when a carrier’s liability cannot be established or a carrier’s insurance is insufficient to cover the claim, we carry our own cargo insurance. We also carry general liability insurance with a companion umbrella policy on this general liability insurance.

We maintain separate insurance policies to cover potential exposure from our company-owned drayage and dedicated operations. We carry commercial general liability insurance subject to a policy aggregate limit, and trucker’s automobile liability insurance with a limit per occurrence. Additionally, we have an umbrella excess liability policy and maintain motor truck cargo liability insurance.

Government Regulation

The Company and several of our subsidiaries, including Dedicated and CaseStack, are licensed by the Department of Transportation as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that we perform truck brokerage services, they do so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a $75,000 surety bond that we have posted. In addition, Hub has customs bonds. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition; however, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Custom-Trade Partnership Against Terrorism

One of our operating subsidiaries achieved Custom-Trade Partnership Against Terrorism (C-TPAT) certification in 2013 and have maintained it since then. C-TPAT is a voluntary supply chain security program led by U.S. Customs and Border Protection focused on improving the security of private companies’ supply chains with respect to terrorism. Companies who achieve C-TPAT certification must have a documented process for determining and alleviating risks throughout their international supply chain. This certification allows us to be considered low risk, resulting in expedited processing of our customers’ cargo, including fewer customs examinations.

Competition

The transportation services industry is highly competitive. We compete against intermodal providers, as well as logistics companies, third party brokers, trucking companies and railroads that market their own services. Several larger trucking companies have entered into agreements with railroads to market intermodal services nationwide. Competition is based primarily on freight rates, quality of service, reliability, transit time and scope of operations. Several transportation service companies and trucking companies, and all of the major railroads, may have substantially greater financial and other resources than we do.

General

Employees: As of December 31, 2018, Hub Group had approximately 5,400 employees, which included approximately 3,100 drivers.  We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

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

We derive significant revenue from our intermodal, truck brokerage, dedicated and logistics services. Driver shortages and reliance on third-party companies for the operation of our intermodal, truck brokerage, dedicated and logistics services could adversely affect our profitability and limit our ability to expand our business or retain customers. Driver shortages may require increases to drivers’ compensation that we may be unable to pass on to our customers, thereby increasing our cost of providing services and lowering our margins. Most drayage and certain less than truckload companies operate relatively small fleets and have limited access to capital for fleet expansion. Particularly during periods of economic expansion, it may be difficult for Dedicated, HGT and third-party trucking companies to expand their fleets due to chronic driver shortages.

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

Hub Group continues to see technology as key to driving internal efficiencies as well as providing additional capabilities to customers and carriers. In addition, Hub Group’s systems are critical to our operations and our ability to compete effectively as an intermodal provider, dedicated and drayage carrier, truck broker and logistics provider. We expect our customers to continue to demand more sophisticated technology-driven solutions from their suppliers and we must enhance or replace our information technology systems in response. This may involve significant research and development costs, implementation costs and potential challenges. To keep pace with changing technologies and customer demand, we are making investments in our technology, as well as investing in emerging technology to further drive innovation and efficiency. The back-office investments include implementing new order management, transportation management, contract management and financial management processes and systems.  In a transformation of this size and scope we must mitigate risk by engaging external expertise and hiring internal experts. If we fail to successfully implement critical technology, if it does not provide the anticipated benefits or it does not meet market demands, we may be placed at a competitive disadvantage and could lose customers, materially adversely impacting our financial condition and results of operations.

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

The inability to successfully implement our new enterprise resource planning system could materially adversely affect our business.

We may experience difficulties implementing our new ERP. We are engaged in a multi-year implementation of a new enterprise resource planning system. The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, service customers, send invoices and track payments, fulfill contractual obligations, meet financial reporting obligations or otherwise operate our business.

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

Our 10 largest customers accounted for approximately 41% of our total revenue in 2018, 36% in 2017 and 33% in 2016. While our dedicated and logistics businesses may involve long-term contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels.  A reduction in or termination of our services by one or more of our largest customers could have a material adverse effect on our revenue and business.

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

We derived 60% of our revenue from our intermodal services in 2018, 60% in 2017 and 66% in 2016. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have a material adverse effect on our results of operations.

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

Transportation costs represented 88% of our consolidated revenue in 2018, 89% in 2017 and 88% in 2016. Because transportation costs represent such a significant portion of our costs, any increases in the operating costs of railroads, trucking companies or drayage companies can be expected to result in higher freight rates.  Transportation costs may increase if we are unable to sign on owner-operators or recruit employee drivers as this may increase driver costs or force us to use more expensive purchased transportation.  The inability to pass cost increases to our customers is likely to have a significant effect on our gross margin and operating income.

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

We do business with a large number of independent contractors, such as HGT owner-operators, consistent with longstanding industry practices. Legislative, judicial, and regulatory (including tax) authorities have taken actions and rendered decisions that could affect the independent contractor classifications.  Class action and individual lawsuits have been filed against us and others in our industries, challenging the independent contractor classifications.  See Item 3 - Legal Proceedings for further discussion and see Note 15 to the consolidated financial statements under “Legal Matters” for a description of material pending litigation and regulatory matters affecting us and certain risks to our business presented by such matters.  If independent contractors are determined to be employees, or the Company a joint-employer of warehousemen used for our consolidation business, then we may incur legal liabilities associated with that determination, such as liability for unpaid wages, overtime, employee health insurance and taxes.  If we were to change how we treat independent contractors or reclassify independent contractors to employees, then we would likely incur expenses associated with that reclassification and could incur additional ongoing expenses.  The costs associated with these matters could have a material adverse effect on results of operations and our financial position.

Insurance and claims expenses could significantly reduce our earnings.

We maintain insurance, with a high self-insured retention, with licensed insurance companies.  Our future insurance and claims expenses might exceed historical levels, which could reduce our earnings. If the number or severity of claims increases, our operating results could be adversely affected and the cost to renew our insurance could increase when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher freight rates to our customers, our earnings could be materially and adversely affected.

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

The ability to hire or retain management and other key personnel is critical to our continued success, and the loss of or inability to hire such personnel could have a material adverse effect on our business, financial condition and results of operations.

There is substantial competition for qualified personnel in the transportation services industry. Many individuals in the industry are required to sign non-competition agreements, severely limiting our ability to hire qualified personnel to compete in the market-place. As all key personnel devote their full time to our business, the loss of any member of our management team, or other key persons, or the inability to hire key persons, could have an adverse effect on us. We do not have written employment agreements with any of our executive officers and do not maintain key man insurance on any of our executive officers, although we do have non-competition agreements with them.  If we lose key members of our senior management team or are unable to effect smooth transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

Our growth could be adversely affected if we are not able to successfully integrate acquisition prospects.

We believe that the failure to integrate an acquired business or assets could significantly impact financial results.  We cannot guarantee that we will be able to execute and integrate acquisitions on commercially acceptable terms.  Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Our business could be adversely affected by strikes or work stoppages by draymen, truckers, warehousemen, port workers and railroad workers.

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

The Company and various subsidiaries, including Dedicated and CaseStack, are licensed by the Department of Transportation (“DOT”) as motor carrier freight brokers. The DOT prescribes qualifications for acting in this capacity, including surety bond requirements. Our HGT and Dedicated subsidiaries are licensed by the DOT to act as motor carriers.  The transportation industry is subject to DOT regulations regarding, among other things, driver breaks and “restart” rules that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could levy fines and restrict or otherwise impact our operations. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. We may also become subject to new or more restrictive regulations relating to carbon emissions under climate change legislation or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could materially adversely affect our business and results of operations.

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

Any attempt by the current administration to impose new tariffs, the future withdrawal from NAFTA or the withdrawal from or material modification of other international trade arrangements could adversely affect our business, financial condition and results of operations.

We arrange for the movement of freight, much of which originates from China, into and out of every major city in Mexico and Canada, and we import 53-foot intermodal containers manufactured in China. The potential withdrawal from the North American Free Trade Agreement (“NAFTA”) and entry into the United States-Mexico-Canada Agreement (“USMCA”), any future withdrawal from other international trade arrangements, or the imposition of tariffs on imports of foreign-manufactured goods into the United States, could adversely affect our business, financial condition and results of operations.  Additionally, the imposition of substantial tariffs on foreign-made intermodal containers or other products we utilize may increase the cost of providing transportation services or adversely affect our results of operations.

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

None.

Item 1C.EXECUTIVE OFFICERS OF THE REGISTRANT

In reliance on General Instruction G to Form 10-K, information on executive officers of the Registrant is included in this Part I. The table sets forth certain information as of February 1, 2019 with respect to each person who is an executive officer of the Company.

Name	Age	Position

David P. Yeager	65	Chairman of the Board of Directors and Chief Executive Officer

Donald G. Maltby	64	President, Chief Operating Officer and Director

Phillip D. Yeager	31	Chief Commercial Officer

Terri A. Pizzuto	60	Executive Vice President, Chief Financial Officer and Treasurer

Vava R. Dimond	52	Executive Vice President, Chief Information Officer

John C. Vesco	56	Executive Vice President, President of Hub Group Trucking

Brian D. Alexander	39	Executive Vice President, Unyson Logistics

Vincent C. Paperiello	48	Executive Vice President, Pricing and Yield Management

Douglas G. Beck	52	Executive Vice President, Secretary and General Counsel

Nicholas J. Hannigan	39	Executive Vice President, Truck Brokerage

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

Phillip D. Yeager was named Chief Commercial Officer in January 2018 after serving as Executive Vice President, Account Management and Intermodal Operations since January 2016.  Mr. Yeager previously served as Vice President of Account Management and Business Development from February 2014 to January 2016. Mr. Yeager is responsible for managing Hub Group’s overall customer experience, including customer service, intermodal operations and rail relationships. Mr. Yeager joined Hub Group in 2011 as the Director of Strategy and Acquisitions to focus on strategic initiatives and acquisitions throughout the company. Prior to joining Hub Group, Mr. Yeager served as Assistant Vice President of Commercial Banking at BMO Harris Bank, and as an investment banking analyst for Lazard Freres & Co. Mr. Yeager earned his Bachelor of Arts degree from Trinity College in Hartford, Connecticut, and a Master of Business Administration from the University of Chicago Booth School of Business. Mr. Yeager is the son of David P. Yeager.

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

Nicholas J. Hannigan was named Executive Vice President, Truck Brokerage in September 2018 after serving as Senior Vice President, Account Management since February 2018, and Vice President, Account Management upon joining Hub Group in January 2016. Mr. Hannigan joined Hub Group from Echo Global Logistics, where he held several roles including developing and executing Echo’s Managed Transportation solution and, most recently, as Vice President of Corporate Development. Prior to joining Echo, Mr.

Hannigan was a management consultant with a boutique firm in Chicago and participated in management development program with McMaster-Carr. Mr. Hannigan graduated from University of Chicago with an AB in Economics.

Directors of the Registrant

In addition to David P. Yeager and Donald G. Maltby, the following six individuals are also on our Board of Directors: James C. Kenny – Director of Kenny Industries, LLC, an asset holding company, and Director of Kerry Group, PLC, a company traded on the London and Dublin stock exchanges; Peter B. McNitt – former Vice Chair of BMO Harris Bank, a United States bank; Charles R. Reaves – Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company; Martin P. Slark – former Chief Executive Officer of Molex Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems; Jonathan P. Ward – Operating Partner at Kohlberg & Co., a leading U.S. private equity firm; and Mary H. Boosalis – President and CEO of Premier Health, a health network in the Dayton, OH region.

Item 2.	PROPERTIES

As of December 31, 2018, we directly, or indirectly through our subsidiaries, operated 33 offices throughout the United States, Canada and Mexico, including our headquarters in Oak Brook, Illinois and our HGT terminals located throughout the United States.  We have corporate offices in Mesa, AZ, Fayetteville, AR and Santa Monica, CA. All of our office space except for our corporate headquarters is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

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

Our Class A Common Stock (“Class A Common Stock”) trades on the NASDAQ Global Select Market tier of the NASDAQ Stock Market under the symbol “HUBG.” There is no established trading market for shares of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”). Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2018 and 2017.

	2018		2017
	High	Low	High	Low

First Quarter	$52.25	$40.30	$52.50	$41.55

Second Quarter	$54.46	$38.40	$47.80	$33.45

Third Quarter	$56.60	$44.90	$43.85	$33.17

Fourth Quarter	$49.35	$34.02	$48.90	$37.90

On February 22, 2019, there were approximately 459 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 8,972 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 22, 2019, there were 9 holders of record of our Class B Common Stock.

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

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2013 with the cumulative total return of the Nasdaq Stock Market Index (NQUSBT) and the Nasdaq Trucking and Transportation Index (NQUSB27707). These comparisons assume the investment of $100 on December 31, 2013 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

5 YEAR STATISTICS
RETURN
180
160
140
120
100
80
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
100
95
83
110
120
93
112
113
128
155
147
121
94
121
154
140
HUBGROUP
NASDAQ
INDUSTRY

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(in thousands except per share data)

	Years Ended December 31,
	2018 (1)	2017 (2)	2016	2015	2014
Statement of Income Data:
Revenue	$3,683,593	$3,123,063	$2,750,449	$2,699,236	$2,747,188
Gross margin	445,601	337,630	331,319	295,725	264,313
Operating income	124,919	72,669	96,557	90,983	61,525
Income from continuing operations before provision for income taxes	116,726	66,931	94,027	85,973	59,557
Income from continuing operations, net of income taxes	87,661	120,014	57,646	54,954	37,677
Income from discontinued operations net of income taxes	114,079	15,139	17,159	15,995	13,881
Net income	201,740	135,153	74,805	70,949	51,558

Earnings per share from continuing operations
Basic	$2.62	$3.61	$1.70	$1.53	$1.03
Diluted	$2.61	$3.60	$1.70	$1.53	$1.03

Earnings per share from discontinued operations
Basic	$3.42	$0.46	$0.51	$0.45	$0.38
Diluted	$3.40	$0.45	$0.51	$0.44	$0.37

Earnings per share from net income
Basic	$6.04	$4.07	$2.21	$1.98	$1.41
Diluted	$6.01	$4.05	$2.20	$1.97	$1.40

	As of December 31,
	2018 (1)	2017 (2)	2016	2015	2014
Balance Sheet Data:
Total assets	$1,924,898	$1,670,941	$1,360,259	$1,301,146	$1,212,127
Long-term debt, including capital lease	233,810	222,504	126,105	114,194	88,397
Stockholders' equity	980,834	769,872	628,179	647,840	600,784

(1)	Includes the results of operations for CaseStack from December 3, 2018, the date of its merger with a subsidiary of Hub Group, Inc.
(2)	Includes the results of operations for Dedicated from July 1, 2017, the date of its acquisition by HGT.

On August 31, 2018, Hub entered into the Purchase Agreement with Purchaser, pursuant to which the Company sold all of the issued and outstanding membership interests of Mode to Purchaser.  In our 2018 consolidated financial statements Mode is presented as discontinued operations for that year and all prior periods presented.  The balance sheet data above includes Mode’s assets for the years 2016, 2015 and 2014.  In 2017, Mode’s assets were classified as held for sale.  The selected financial data for 2018 and prior years reflect Mode as discontinued operations.  Refer to the Note 4 Discontinued Operations for additional information regarding the sale of Mode.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

We are a world class provider of multimodal logistics solutions. We offer comprehensive intermodal, truck brokerage, dedicated trucking and logistics services.  We operate through a nationwide network of operating centers.

As an intermodal provider, we arrange for the movement of our customers’ freight in containers and trailers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals.  Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our HGT subsidiary and third-party local trucking companies.

We also arrange for the transportation of freight by truck, providing customers with another option for their transportation needs.   We match our customers’ needs with carriers’ capacity to provide the most effective service and price combinations.  As part of our truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss or damage on behalf of our customers.

Our dedicated service line, Dedicated, contracts with customers looking to outsource a portion of their transportation needs. We offer a dedicated fleet of equipment and drivers, as well as the management and infrastructure to operate according to the customers’ high service expectations.

Our logistics line of business consists of complex transportation management services, including load consolidation, mode optimization and carrier management.  These service offerings are designed to take advantage of the increasing trend for shippers to outsource all or a greater portion of their transportation needs.  Our acquisition of CaseStack added consolidation and warehousing services that are marketed to consumer-packaged goods companies who serve the North American retail channel.

Hub has full time marketing representatives throughout North America who service local, regional and national accounts.  We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them.

Hub’s multimodal solutions group works with pricing, account management and operations to enhance Hub’s customer margins across all lines of business.  We are working on margin enhancement projects including pricing optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, optimizing our drayage costs, reducing repositioning costs, providing holistic solutions and reviewing and improving low profit freight.

Hub’s top 50 customers represent approximately 68% of revenue for the year ended December 31, 2018. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Strategic Transactions

On August 31, 2018, we sold the membership interests of our Mode Transportation, LLC (“Mode”) subsidiary to an affiliate of York Capital Management (“Purchaser”).  Mode’s temperature protected division (“Temstar”) was not included in the transaction and is now included in our intermodal line of business.

Prior to the decision to sell Mode, Hub historically reported two distinct and reportable business segments.  As a result of the decision to sell Mode, which is now classified as discontinued operations, we have one reporting segment.  Revenue and costs related to Hub’s business that did not comprise Mode are reported within results from continuing operations.  All revenues and costs related to Mode’s business are presented in results from discontinued operations.  Prior year information has been adjusted to conform with the current presentation.  Unless otherwise stated, the information disclosed in Management’s Discussion and Analysis refers to continuing operations.  See Note 4 of the Consolidated Financial Statements for additional information regarding results from discontinued operations.

On December 3, 2018, a subsidiary of Hub Group, Inc. closed on the Agreement and Plan of Merger (the “Merger Agreement”) to acquire CaseStack, Inc. (“CaseStack”).  Total consideration for the transaction is $252.1 million.  To facilitate the acquisition we paid $248.7 million in cash and $3.5 million was a deferred purchase consideration to be paid equally over twenty four months.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table summarizes our revenue by business line (in thousands):

	Twelve Months	Twelve Months
	Ended December 31, 2018	Ended December 31, 2017
Intermodal	$2,195,316	$1,870,873
Truck brokerage	497,282	481,635
Logistics	698,138	655,543
Dedicated	292,857	115,012
Total revenue	$3,683,593	$3,123,063

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2018		2017
Revenue	$3,683,593	100.0%	$3,123,063	100.0%
Transportation costs	3,237,992	87.9%	2,785,433	89.2%
Gross margin	445,601	12.1%	337,630	10.8%

Costs and expenses:
Salaries and benefits	222,786	6.0%	175,567	5.6%
General and administrative	81,272	2.2%	77,239	2.5%
Depreciation and amortization	16,624	0.5%	12,155	0.4%
Total costs and expenses	320,682	8.7%	264,961	8.5%

Operating income	$124,919	3.4%	$72,669	2.3%

Revenue

Hub’s revenue increased 17.9% to $3.7 billion in 2018 from $3.1 billion in 2017.  Intermodal revenue increased 17.3% to $2.2 billion primarily due to improved pricing, 4.3% higher volume, and higher fuel revenue.  Truck brokerage revenue increased 3.2% to $497.3 million due to a 5.8% increase in fuel, mix and price combined, partially offset by a 2.6% decrease in volume.  Logistics revenue increased 6.5% to $698.1 million related primarily to growth with existing customers and the addition of CaseStack. Dedicated’s revenue increased 154.6% to $292.9 million due primarily to having a full year of results in 2018 versus six months of results in 2017 and growth with new customers.

Transportation Costs

Hub’s transportation costs increased to $3.2 billion in 2018 from $2.8 billion in 2017.  Transportation costs in 2018 consisted of purchased transportation costs of $2.6 billion and equipment and driver related costs of $607.8 million compared to 2017, which consisted of purchased transportation costs of $2.3 billion and equipment and driver related costs of $449.8 million. The 12.6% increase in purchased transportation costs was due primarily to rail cost increases, an increase in fuel costs, higher third-party carrier costs, higher volumes primarily in intermodal, and the addition of CaseStack. Equipment and driver related costs increased 35.1% in 2018 due primarily to having a full year of results in 2018 versus six months of results in 2017 for Dedicated.

Gross Margin

Hub’s gross margin increased 32.0% to $445.6 million in 2018 from $337.6 million in 2017. The $108.0 million gross margin increase was the result of increases in all lines of business. Intermodal gross margin increased primarily due to improved pricing and higher volume. Partially offsetting the intermodal margin growth were higher rail and drayage costs.  Truck brokerage gross margin increased due to growth with strategic customers and increased spot activity.  Logistics gross margin increased due to the addition of CaseStack partially offset by lost customers and changes in customer mix.  Dedicated gross margin increased due to having a full year of results in 2018 versus six months of results in 2017.

As a percentage of revenue, gross margin increased to 12.1% in 2018 from 10.8% in 2017.  Intermodal gross margin as a percentage of sales increased 220 basis points due to improved prices, partially offset by rail and drayage cost increases.  Average rail transit times were up 0.7 days which negatively impacted our results.  Truck brokerage gross margin as a percentage of sales was flat due primarily increased purchase transportation costs and changes in customer mix.  Logistics gross margin as a percentage of sales was flat due to changes in customer mix.  Dedicated gross margin as a percentage of sales decreased 550 basis points due to increased costs for third party carriers, temporary drivers, rented trucks and higher start-up costs associated with new customers.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Hub’s salaries and benefits increased to $222.8 million in 2018 from $175.6 million in 2017. As a percentage of revenue, Hub’s salaries and benefits increased to 6.0% in 2018 from 5.6% in 2017.

Hub’s salaries and benefits increase of $47.2 million was due primarily to an increase in bonus expense of $23.9 million, a $13.6 million increase related to including Dedicated employees for twelve months in 2018 versus six months in 2017, increases of $4.6 million for restricted stock, an increase of $2.5 million for payroll taxes, and additional increases of $1.7 million for commissions, $0.6 million for employee benefits and $0.3 million for salaries.

Hub’s headcount as of December 31, 2018 and 2017 was 2,312 and 1,923, respectively, which excludes drivers, as driver costs are included in transportation costs. The increase in Hub’s headcount is primarily due to the acquisition of CaseStack.

General and Administrative

Hub’s general and administrative expenses increase to $81.3 million in 2018 from $77.2 million in 2017. As a percentage of revenue, these expenses decreased to 2.2% in 2018 from 2.5% in 2017.

The increase of $4.1 million in general and administrative expense was due primarily to the $10.8 million increase for the addition of Dedicated for twelve months in 2018 versus six months in 2017, partially offset by income from a decrease of $4.7 million in the Dedicated contingent consideration, a decrease in travel expense of $1.0 million, a decrease in IT maintenance and office equipment expense of $0.7 million and a decrease in bad debt expense of $0.4 million.

Depreciation and Amortization

Hub’s depreciation and amortization increased to $16.6 million in 2018 from $12.2 million in 2017. This expense as a percentage of revenue increased to 0.5% in 2018 from 0.4% in 2017.  This increase is primarily due to an additional $1.8 million of amortization due to Dedicated having twelve months of results in 2018 versus six months in 2017, amortization of $0.9 million for the addition of CaseStack, as well as an increase of $1.7 million of software depreciation expense.

Other Income (Expense)

Hub’s other expense increased to $8.2 million in 2018 from $5.7 million in 2017 due primarily to an increase in interest expense due to the addition of Dedicated’s equipment loans for twelve months in 2018 versus six months in 2017, partially offset by an increase in interest income.  The interest income resulted from having a large cash balance between the sale of Mode on August 31, 2018 and the purchase of CaseStack on December 3, 2018.

Provision for Income Taxes

The provision for income taxes increased to an expense of $29.1 million in 2018 from a benefit $53.1 million in 2017 due primarily to the favorable impact on income tax expense from the revaluation of deferred tax liabilities as a result of the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”) in 2017.  Our effective tax rate was an expense of 24.9% in 2018 and a benefit of 79.3% in 2017.

Net Income

Net income decreased to $87.7 million in 2018 from $120.0 million in 2017 due primarily to the revaluation of deferred tax liabilities in connection with the Act, resulting in an income tax benefit in 2017 and higher operating expenses, partially offset by higher margin.

	Twelve months ended December 31
	2018	2017	2016
Income from discontinued operations before gain on sale of Mode	$16,454	$24,006	$27,394
Gain on sale of Mode	132,448	-	-
Income from discontinued operations before income taxes	148,902	24,006	27,394

Provision for income taxes	34,823	8,867	10,235
Income from discontinued operations	$114,079	$15,139	$17,159

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table summarizes our revenue by business line (in thousands):

	Twelve Months Ended December 31,
	2017	2016
Intermodal	$1,870,873	$1,803,974
Truck brokerage	481,635	389,700
Logistics	655,543	556,775
Dedicated	115,012	-
Total revenue	$3,123,063	$2,750,449

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended December 31,
	2017		2016
Revenue	$3,123,063	100.0%	$2,750,449	100.0%
Transportation costs	2,785,433	89.2%	2,419,130	88.0%
Gross margin	337,630	10.8%	331,319	12.0%

Costs and expenses:
Salaries and benefits	175,567	5.6%	166,118	6.0%
General and administrative	77,239	2.5%	60,932	2.2%
Depreciation and amortization	12,155	0.4%	7,712	0.3%
Total costs and expenses	264,961	8.5%	234,762	8.5%

Operating income	$72,669	2.3%	$96,557	3.5%

Revenue

Hub’s revenue increased 13.5% to $3.1 billion in 2017 from $2.8 billion in 2016.  Intermodal revenue increased 3.7% primarily due to higher fuel revenue, 1.1% higher volume and favorable mix, partially offset by a decrease in customer pricing.  Truck brokerage revenue increased 23.6% to $481.6 million due to an 8.8% increase volume and a 14.8% increase in fuel, mix and price combined.  Logistics revenue increased 17.7% to $655.5 million related primarily to new customers on-boarded during the year.  Dedicated revenue was $115.0 million from the date of acquisition to December 31, 2017.

Transportation Costs

Hub’s transportation costs increased to $2.8 billion in 2017 from $2.4 billion in 2016.  The increase was primarily due to an increase in rail and fuel costs and higher volumes.  Transportation costs in 2017 consisted of purchased transportation costs of $2.3 billion and equipment and driver related costs of $449.8 million compared to 2016 which consisted of purchased transportation costs of $2.1 billion and equipment and driver related costs of $360.4 million.   This increase is primarily due to the equipment and driver related costs of Dedicated.

Gross Margin

Hub’s gross margin increased 1.9% to $337.6 million in 2017 from $331.3 million in 2016. Hub Group’s gross margin as a percentage of revenue decreased to 10.8% in 2017 from 12.0% in 2016.

Hub Group’s gross margin increase resulted from the addition of Dedicated and growth in truck brokerage margin, partially offset by decreases in intermodal and logistics margin.  Truck brokerage gross margin increased due to changes in customer mix and more spot business. Intermodal gross margin decreased primarily because of lower customer prices than last year and rail cost increases partially offset by slightly improved volume.  Logistics gross margin decreased due to tighter truck capacity that resulted in higher purchased transportation costs and changes in customer mix.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Hub’s salaries and benefits increased to $175.6 million in 2017 from $166.1 million in 2016. The increase was due primarily to the acquisition of Dedicated.  In addition, increases in salaries expense of $9.0 million, related to employee raises and higher severance expense of $3.1 million, an increase in compensation expense related to restricted stock awards of $1.3 million and an increase in employee benefits expense of $1.0 million, which were partially offset by decreases in employee bonus expense of $14.3 million, payroll taxes of $0.5 million and sales commissions of $0.3 million.  As a percentage of revenue, Hub’s salaries and benefits decreased to 5.6% from 6.0% in 2016.

Hub’s headcount as of December 31, 2017 and 2016 was 1,923 and 1,667, respectively, which excludes drivers, as driver costs are included in transportation costs.  The increase was primarily a result of the Dedicated acquisition.

General and Administrative

Hub’s general and administrative expenses increased to $77.2 million in 2017 from $60.9 million in 2016. As a percentage of revenue, these expenses increased to 2.5% in 2017 from 2.2% in 2016.

The increase of $16.3 million in general and administrative expense was due partly to the acquisition of Dedicated and increases in IT consulting and professional service expense of $4.0 million, expenses related to due diligence and acquisition costs of $1.7 million, increases in temporary labor expense of $1.1 million, increased IT maintenance expense of $0.9 million, a change in the gain/loss on sale of assets of $0.9 million, expenses related to a network optimization study of $0.6 million in 2017, increases in rent expense of $0.6 million, equipment lease expense of $0.3 million, and bad debt expense of $0.2 million, partially offset by decreases in outside sales commissions of $0.4 million and meals and entertainment of $0.2 million.

Depreciation and Amortization

Hub’s depreciation and amortization increased to $12.2 million in 2017 from $7.7 million in 2016. This increase was related primarily to the amortization of the Dedicated trade name and customer relationships as well as depreciation of additional computer software.

Other Income (Expense)

Hub’s other expense increased to $5.7 million in 2017 from $2.5 million in 2016 due primarily to the additional interest expense related to the acquisition of Dedicated, an increase in interest expense related to our equipment debt and less foreign currency translation gains in 2017.

Provision for Income Taxes

The provision for income taxes decreased to a benefit of $53.1 million in 2017 from an expense of $36.4 million in 2016 due primarily to the favorable impact on income tax expense from the revaluation of deferred tax liabilities as a result of the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”).  Our effective tax rate was a benefit of 79.3% in 2017 and an expense of 38.7% in 2016.

Net Income

Net income increased to $120.0 million in 2017 from $57.6 million in 2016 to the revaluation of deferred tax liabilities in connection with the Act, resulting in an income tax benefit in 2017 and increased margin, partially offset by higher operating expenses.

Results from discontinued operations

Results associated with Mode are classified as income from discontinued operations, net of taxes, in our Consolidated Statements of Income.  Prior year results have been adjusted to conform to current presentation.  Below is a summary of results from discontinued operations for the twelve months ended December 31, 2018, 2017 and 2016.

	Twelve months ended December 31
	2018	2017	2016
Income from discontinued operations before gain on sale of Mode	$16,454	$24,006	$27,394
Gain on sale of Mode	132,448	-	-
Income from discontinued operations before income taxes	148,902	24,006	27,394

Provision for income taxes	34,823	8,867	10,235
Income from discontinued operations	$114,079	$15,139	$17,159

LIQUIDITY AND CAPITAL RESOURCES

During 2018, we funded operations, capital expenditures, capital leases, repayments of debt, the acquisition of CaseStack and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the sale of Mode, issuance of long-term debt and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the year ended December 31, 2018 was approximately $210.8 million, which resulted primarily from income of $201.7 million and operating assets and liabilities of $16.2 million, offset by the transaction costs for the disposition of $5.8 million and non-cash charges of $1.3 million.

Cash provided by operating activities increased $85.6 million in 2018 versus 2017. The increase was due to higher net income in 2018 of $66.6 million and a $57.2 million change in operating assets and liabilities, partially offset by $32.4 million of non-cash items and $5.8 million of transaction costs related to the Disposition in 2018. The positive change in operating assets and liabilities of $57.2 million was caused by increases in the change of accounts receivable of $53.3 million, accrued expenses of $46.4 million, prepaid expenses of $5.8 million and restricted investments of $4.1 million as well as a decrease in the cash used for prepaid taxes of $23.3 million. These increases were partially offset by decreases in accounts payable of $53.5 million due to the timing of vendor payments, non-current liabilities of $14.1 million and other assets of $8.1 million. The decrease in non-cash charges primarily resulted from the gain on Disposition of $132.5 million plus the $4.7 million contingent consideration adjustment and the higher gain of the sale of equipment of $1.4 million, partially offset by increases in deferred taxes of $80.9 million, depreciation and amortization of $21.7 million and compensation expense related to stock-based compensation plans of $3.6 million.

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

Net cash used in investing activities for the year ended December 31, 2018 was $209.5 million which includes acquisition payments related to CaseStack of $248.7 million and capital expenditures of $199.8 million. Proceeds included $228.0 million from the Disposition and $11.0 million from the sale of equipment. Capital expenditures of $199.8 million included tractor purchases of $96.0 million, containers of $42.5 million, transportation equipment of $33.6 million, technology investments of $26.5 million and the remainder for leasehold improvements.

Capital expenditures increased by approximately $125.3 million in 2018 as compared to 2017.  The 2018 increase was due to increases in tractor purchases of $80.6 million, transportation equipment of $20.8 million, containers of $17.5 million and technology investments of $7.5 million, offset by less leasehold improvements.

Net cash used in investing activities for the year ended December 31, 2017 was $235.1 million which includes acquisition payments related to Dedicated of $165.9 million, capital expenditures of $74.5 million and proceeds from the sale of equipment of $5.3 million. Capital expenditures of $74.5 million included containers of $25.0 million, technology investments of $19.0 million, tractor purchases of $15.4 million, transportation equipment of $12.8 million, and the remainder for leasehold improvements.

In 2019, we estimate capital expenditures will range from $90 million to $100 million. We expect equipment purchases to range from $70 million to $75 million and technology investments will range from $20 million to $25 million.

Net cash provided by financing activities for the year ended December 31, 2018 was $31.6 million which includes proceeds from the issuance of debt $172.1 million, offset by repayments of long-term debt of $133.4 million, cash for stock tendered for payments of withholding taxes of $4.3 million and capital lease payments of $2.8 million.

The $20.5 million increase in cash provided by financing activities for 2018 compared to 2017 was primarily due to the increase in proceeds from the issuance of debt of $73.6 million and less debt issuance costs of $1.4 million, partially offset by increases in debt payments of $53.6 million and cash used for purchase of our stock related to employee withholding taxes of $0.9 million.

Net cash provided by financing activities for the year ended December 31, 2017 was $11.1 million which includes proceeds from the issuance of debt $98.5 million, offset by repayments of long-term debt of $79.9 million, cash for stock tendered for payments of withholding taxes of $3.4 million, capital lease payments of $2.8 million and payment of debt issuance costs of $1.4 million.

Cash paid for income taxes of $13.6 million was less than our income tax expense of $29.1 million.  This was a result of significant favorable timing differences, primarily related to depreciation.  We expect our cash paid for income taxes in 2019 to be less than our income tax expense as a result of favorable timing differences.

See Note 11 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2019. As of December 31, 2018, our letters of credit were $27.0 million.

As of December 31, 2018, we had no borrowings under our bank revolving line of credit and our unused and available borrowings were $323.0 million.  Our unused and available borrowings were $284.9 million as of December 31, 2017. We believe our line of credit is adequate to meet our cash needs.  We were in compliance with our debt covenants as of December 31, 2018.

CONTRACTUAL OBLIGATIONS

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease obligations, and contingent commitments as of December 31, 2018 is presented in the following table (in thousands).

Future Payments Due:

		Operating
		Leases and	Long
	Capital	Other	Term
	Lease	Commitments	Debt	Total
2019	$3,091	$14,942	$101,713	$119,746
2020	3,099	11,879	83,589	98,567
2021	1,795	9,308	65,521	76,624
2022	-	8,350	49,327	57,677
2023	-	6,770	29,507	36,277
2024 and thereafter	-	9,831	1,127	10,958
	$7,985	$61,080	$330,784	$399,849

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:

2019	$2,523
2020	2,593
2021	1,633
2022	1,135
2023	833
2024 and thereafter	10,227
$18,944

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

Revenue: Revenue is recognized when we transfer services to our customers in an amount that reflects the consideration we expect to receive. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.  We generally recognize revenue over time because of continuous transfer of control to the customer.  Since control is transferred over time, revenue and related transportation costs are recognized based on relative transit time, which is based on the extent of progress towards completion of the related performance obligation.  We enter into contracts that can include various combinations of services, which are capable of being distinct and accounted for as separate performance obligations.  Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers.  These factors, discretion in setting prices and discretion in selecting vendors, further support reporting revenue on a gross basis for most of our revenue.

Allowance for Uncollectible Trade Accounts Receivable

We extend credit to customers after a review of each customer’s credit history.  An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions.  Annually we review, in hindsight, the percentage of receivables that are collected that aged over one year, those that are not one year old and the accounts that went into bankruptcy.  We reserve for accounts less than one year old based on specifically identified uncollectible balances and our historic collection percentage, including receivable adjustments charged through revenue for items such as billing disputes.  In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain its financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions.  Our historical collection percentage has been over 98% for receivables that are less than a year old.  Once a receivable ages over one year, our collection percentage is much lower, thus a separate calculation is done for open receivables that have aged over one year.   We also review our collection percentage after a customer has gone into bankruptcy.  Although these collection percentages may change both negatively and positively, since only a small portion of our receivables are aged over one year or are involved in a bankruptcy case, a large change in the either of those collection percentages would not have a material impact on our financial statements.  Our level of reserves for customer accounts receivable fluctuate depending upon all the factors mentioned above.  Historically, our reserve for uncollectible accounts has approximated actual accounts written off and we do not expect the reserve for uncollectible accounts to change significantly relative to our accounts receivable balance.  The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable.  Recoveries of receivables previously charged off are recorded when received.

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

In 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. We plan to adopt this standard on January 1, 2020, as required.  We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-of-use asset (“ROU”) and a lease obligation for all leases. We adopted the standard as of January 1, 2019, as required.  The standard also provides an additional transition method to assist entities with the implementation.  Entities that elect this option would adopt the new standard using a modified retrospective transition method, but they would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We elected to apply a package of practical expedients and did not reassess at the date of initial adoption (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, or (3) initial direct costs for existing leases.  Lessees can also make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less which we elected.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and other (Topic 350): simplifying the test for goodwill impairment. This ASU simplifies how all entities assess goodwill for impairment by eliminating step two from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We have evaluated the adopting of this new accounting guidance and do not believe it will have a material effect on our financial statements upon adoption.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing (Hosting) Arrangement That Is a Service Contract.  The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The amendment is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.   Early adoption is permitted, including adoption in any interim period, for all entities and should be applied either retrospectively or prospectively.  We early adopted the amendment in the fourth quarter of 2018 and applied prospectively to all implementation costs incurred after the date of adoption. In accordance with this ASU, capitalized implementation costs are classified as Other assets and related amortization of capitalized implementation costs are classified as general and administrative expense in the same line item as the expense for fees for the associated hosting arrangement.  In addition, the cash flows from capitalized implementation costs are classified as a change in other assets in the same manner as the cash flows for the fees for the associated hosting arrangement.

As a result of the early adoption of this ASU, capitalized implementation costs of $10.6 million incurred in our hosting arrangements for various corporate software services that were previously presented as part of property and equipment are included in Other assets in our consolidated balance sheet as of December 31, 2018.

The corresponding cash flows from capitalized implementation costs incurred in our hosting arrangements of $7.1 million for the year ended December 31, 2018 is classified as a change in other assets in cash flows from operating activities.  The capitalized implementation costs incurred in our hosting arrangements are amortized, once ready for intended use, over the term of the associated hosting arrangement of 3 to 10 years, representing the fixed non-cancelable term of each of the hosting arrangements plus the periods covered by the options to extend that the Company is reasonably certain to exercise.

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

Revenue

We believe that the performance of our railroad vendors and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate. Should there be further consolidation in the rail industry causing a service disruption, we believe our intermodal business would likely be negatively impacted. Should there be a significant service disruption, we expect that there may be some customers who would switch from using our intermodal service to other transportation services that may not be provided by Hub. We expect that these customers may choose to continue to utilize other services even when intermodal service levels are restored. Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, lower fuel prices, the entry of new competitors, poor customer retention, inadequate drayage and intermodal service and inadequate equipment supply.

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, changes in the transportation business mix, start-up costs for new business, changes in logistics services between transactional business and management fee business, changes in truck brokerage services between spot, committed and special, insurance and claim costs, driver recruiting costs, driver compensation changes, impact of regulations on drayage costs, trailer and container capacity, vendor cost increases, fuel costs, equipment utilization, intermodal industry growth, intermodal industry service levels, accessorials, competitive pricing and accounting estimates.

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

General and Administrative

We believe there are several factors that could cause general and administrative expenses to fluctuate as a percentage of revenue. As customer expectations and the competitive environment require the development of new technology interfaces and the restructuring of our information systems and related platforms, we believe there could be significant expenses incurred. Other factors that could cause general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums, technology expense related to software and services, claim expense, bad debt expense, professional services expense and costs related to acquisitions or divestitures.

Equipment, Depreciation and Amortization

We operate tractors and utilize containers, trailers and chassis in connection with our business. This equipment may be purchased or leased as part of an operating or capital lease. In addition, we rent equipment from third parties and various railroads under short term rental arrangements. Equipment which is purchased is depreciated on the straight-line method over the estimated useful life. Our equipment leases have five to ten-year terms and, in some cases, contain renewal options.

We estimate that depreciation and amortization of property and equipment will increase significantly due to technology related investments and equipment investments for replacement and growth, as well as intangible assets acquired in connection with the acquisition of CaseStack.

Impairment of Property and Equipment, Goodwill and Indefinite-Lived Intangibles

On an ongoing basis, we assess the realizability of our assets. If, at any point during the year, we determine that an impairment exists, the carrying amount of the asset is reduced by the estimated impairment with a corresponding charge to earnings which could have a material adverse impact on earnings.

Other Income (Expense)

We expect interest expense to increase in 2019 because we financed our 2018 tractor and container purchases with debt.  Factors that could cause a change in interest expense include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and purchase of treasury stock.

Provision for Income Taxes

Based on current tax legislation, we estimate that our effective tax rate will be between 25% and 26% in 2019.

Leasing on Owner-Operators

Our HGT drivers are comprised of 50% independent contractors and 50% employees.  Dedicated drivers are comprised of 100% employees. In 2017 and 2018 we encountered difficulties in recruiting and retaining owner-operators and we were more successful recruiting and retaining employee drivers.  Owner-operator retention and recruiting has been showing improvement in 2019.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

The Company has both fixed and variable rate debt as described in Note 11 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2018.

We have standby letters of credit that expire in 2019. As of December 31, 2018, our letters of credit were $27.0 million.

As of December 31, 2018, we had no borrowings under our bank revolving line of credit and our unused and available borrowings were $323.0 million.  We were in compliance with our debt covenants as of December 31, 2018.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2018. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Hub Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

Chicago, Illinois

March 1, 2019

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,435	$28,557
Accounts receivable trade, net	477,088	424,679
Other receivables	22,021	5,704
Prepaid taxes	616	12,088
Prepaid expenses and other current assets	27,533	25,414
Current assets held for sale	-	159,616
TOTAL CURRENT ASSETS	588,693	656,058

Restricted investments	19,236	20,143
Property and equipment, net	681,859	561,214
Other intangibles, net	134,788	64,747
Goodwill, net	483,584	319,272
Other assets	16,738	5,491
Non-current assets held for sale	-	44,016
TOTAL ASSETS	$1,924,898	$1,670,941

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$272,859	$238,230
Accounts payable other	10,906	13,903
Accrued payroll	55,535	26,674
Accrued other	82,900	53,508
Current portion of capital lease	2,845	2,777
Current portion of long-term debt	101,713	77,266
Current liabilities held for sale	-	107,185
TOTAL CURRENT LIABILITIES	526,758	519,543

Long-term debt	229,071	214,808
Non-current liabilities	29,619	33,599
Long-term portion of capital lease	4,739	7,696
Deferred taxes	153,877	121,095
Non-current liabilities held for sale	-	4,328

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2018 and 2017	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2018 and 2017; 33,793,709 shares outstanding in 2018 and 33,447,070 shares outstanding in 2017	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2018 and 2017	7	7
Additional paid-in capital	172,220	173,011
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,072,456	870,716
Accumulated other comprehensive loss	(182)	(194)
Treasury stock; at cost, 7,431,083 shares in 2018 and 7,777,722 shares in 2017	(248,621)	(258,622)
TOTAL STOCKHOLDERS' EQUITY	980,834	769,872
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,924,898	$1,670,941

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts).

	Years Ended December 31,
	2018	2017	2016

Revenue	$3,683,593	$3,123,063	$2,750,449
Transportation costs	3,237,992	2,785,433	2,419,130
Gross margin	445,601	337,630	331,319

Costs and expenses:
Salaries and benefits	222,786	175,567	166,118
General and administrative	81,272	77,239	60,932
Depreciation and amortization	16,624	12,155	7,712
Total costs and expenses	320,682	264,961	234,762

Operating income	124,919	72,669	96,557

Other income (expense):
Interest expense	(9,611)	(6,754)	(3,625)
Interest income	1,359	349	346
Other, net	58	667	749
Total other income (expense)	(8,194)	(5,738)	(2,530)

Income from continuing operations before income taxes	116,725	66,931	94,027

Income tax expense (benefit)	29,064	(53,083)	36,381

Income from continuing operations	87,661	120,014	57,646

Income from discontinued operations, net of income taxes	$114,079	$15,139	$17,159

Net income	$201,740	$135,153	$74,805

Other comprehensive income (loss):
Foreign currency translation adjustments	12	79	(95)

Total comprehensive income	$201,752	$135,232	$74,710

Earnings per share from continuing operations
Basic	$2.62	$3.61	$1.70
Diluted	$2.61	$3.60	$1.70

Earnings per share from discontinued operations
Basic	$3.42	$0.46	$0.51
Diluted	$3.40	$0.45	$0.51

Earnings per share net income
Basic	$6.04	$4.07	$2.21
Diluted	$6.01	$4.05	$2.20

Basic weighted average number of shares outstanding	33,393	33,220	33,841
Diluted weighted average number of shares outstanding	33,560	33,350	33,949

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2015	41,887,088	$419	$174,285	$(15,458)	$660,758	$(178)	(5,590,831)	$(171,986)	$647,840
Purchase of treasury shares	-	-	-	-	-	-	(2,672,227)	(100,000)	(100,000)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(73,546)	(2,489)	(2,489)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,838)	-	-	-	304,794	8,838	-
Share-based compensation expense	-	-	8,479	-	-	-	-	-	8,479
Tax benefit of share-based compensation plans	-	-	(361)	-	-	-	-	-	(361)
Net income	-	-	-	-	74,805	-	-	-	74,805
Foreign currency translation adjustment	-	-	-	-	-	(95)	-	-	(95)
Balance December 31, 2016	41,887,088	$419	$173,565	$(15,458)	$735,563	$(273)	(8,031,810)	$(265,637)	$628,179

Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(77,988)	(3,412)	(3,412)
Issuance of restricted stock awards, net of forfeitures	-	-	(10,427)	-	-	-	332,076	10,427	-
Share-based compensation expense	-	-	9,873	-	-	-	-	-	9,873
Net income	-	-	-	-	135,153	-	-	-	135,153
Foreign currency translation adjustment	-	-	-	-	-	79	-	-	79
Balance December 31, 2017	41,887,088	$419	$173,011	$(15,458)	$870,716	$(194)	(7,777,722)	$(258,622)	$769,872

Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(87,381)	(4,270)	(4,270)
Issuance of restricted stock awards, net of forfeitures	-	-	(14,271)	-	-	-	434,020	14,271	-
Share-based compensation expense	-	-	13,480	-	-	-	-	-	13,480
Net income	-	-	-	-	201,740	-	-	-	201,740
Foreign currency translation adjustment	-	-	-	-	-	12	-	-	12
Balance December 31, 2018	41,887,088	$419	$172,220	$(15,458)	$1,072,456	$(182)	(7,431,083)	$(248,621)	$980,834

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net Income	$201,740	$135,153	$74,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,910	62,173	44,712
Deferred taxes	39,499	(41,351)	13,801
Compensation expense related to share-based compensation plans	13,480	9,873	8,479
Contingent consideration adjustment	(4,703)	-	-
(Gain) loss on sale of assets	(1,007)	441	(573)
Excess tax benefits from share based compensation	-	-	(733)
Gain on Disposition	(132,448)	-	-
Transaction costs for Disposition	(5,798)	-	-
Changes in operating assets and liabilities:
Restricted investments	827	(3,304)	231
Accounts receivable, net	(31,475)	(84,775)	(87,629)
Prepaid taxes	11,472	(11,794)	66
Prepaid expenses and other current assets	(1,750)	(7,543)	1,099
Other assets	(8,029)	56	570
Accounts payable	5,521	59,037	35,709
Accrued expenses	43,476	(2,931)	9,238
Non-current liabilities	(3,876)	10,185	2,698
Net cash provided by operating activities	210,839	125,220	102,473

Cash flows from investing activities:
Proceeds from sale of equipment	10,975	5,327	2,061
Purchases of property and equipment	(199,791)	(74,541)	(107,409)
Acquisitions, net of cash acquired	(248,656)	(165,933)	-
Proceeds from the disposition of discontinued operations	227,986	-	-
Net cash used in investing activities	(209,486)	(235,147)	(105,348)

Cash flows from financing activities:
Proceeds from issuance of debt	172,146	98,544	62,155
Repayments of long-term debt	(133,436)	(79,869)	(34,767)
Stock tendered for payments of withholding taxes	(4,270)	(3,412)	(2,489)
Purchase of treasury stock	-	-	(100,000)
Capital lease payments	(2,889)	(2,800)	(2,634)
Excess tax benefits from share based compensation	-	-	372
Payment of debt issuance costs	-	(1,397)	-
Net cash provided by (used in) financing activities	31,551	11,066	(77,363)

Effect of exchange rate changes on cash and cash equivalents	(26)	14	(107)

Net increase (decrease) in cash and cash equivalents	32,878	(98,847)	(80,345)
Cash and cash equivalents beginning of the year	28,557	127,404	207,749
Cash and cash equivalents end of the year	$61,435	$28,557	$127,404

Supplemental disclosures of cash paid for:
Interest	$9,677	$6,162	$3,665
Income taxes	$13,606	$13,149	$33,233

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting Policies

For all periods presented in our Consolidated Statements of Income and Comprehensive Income, all sales, costs, expenses, gains and income taxes attributable to Mode have been reported under the captions, “Income from Discontinued Operations, Net of Income Taxes.”  Cash flows used in or provided by Mode have been reported in the Consolidated Statements of Cash Flows under operating and investing activities.

Business: Hub Group, Inc. (“Hub”, “we”, “us” or “our”) provides intermodal transportation services utilizing primarily third party arrangements with railroads. Drayage can be provided by our subsidiary, Hub Group Trucking, Inc., or a third party company. We offer a dedicated fleet of equipment and drivers through Hub Group Dedicated. We also arrange for transportation of freight by truck and perform logistics services.

On August 31, 2018, Hub Group, Inc. entered into the Purchase Agreement with Mode Transportation, LLC (“Mode”), a direct wholly-owned subsidiary of the Company, and Mode Purchaser, Inc., an affiliate of York Capital Management (“Purchaser”) pursuant to which the Company sold all of the issued and outstanding membership interests of Mode to Purchaser (the “Disposition”). Refer to Note 4 – Discontinued Operations for additional information regarding results from discontinued operations.

On December 3, 2018, a subsidiary of Hub Group, Inc. closed on the Agreement and Plan of Merger (the “Merger Agreement”) to acquire CaseStack, Inc. (“CaseStack”).  Refer to Note 5 – Acquisition for additional information regarding CaseStack.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2018 and 2017, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (“DDAs”), savings accounts and an interest bearing checking account.

Accounts Receivable and Allowance for Uncollectible Accounts: In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends, including receivable adjustments charged through revenue for items such as disputes, and an evaluation based on current economic conditions. Specifically, we reserve a portion of every account balance that has aged over one year, a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible. On an annual basis, we perform a hindsight analysis to determine experience in collecting account balances over one year old and account balances in bankruptcy. We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain its financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Our reserve for uncollectible accounts was approximately $6.7 million and $6.0 million as of December 31, 2018 and 2017, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method at rates adequate to depreciate the cost of the applicable assets over their expected useful lives: building and improvements, up to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, up to 10 years; furniture and equipment, up to 10 years; and transportation equipment up to 15 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed 10 years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that the undiscounted future cash flows resulting from the use of the asset is less than the carrying amount, an impairment loss equal to the excess of the assets carrying amount over its fair value, less cost to dispose, is recorded.

Goodwill and Other Intangibles: Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with our business combinations. Goodwill and intangible assets that have indefinite useful lives are not amortized but are subject to annual impairment tests.

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. Due to the Disposition, we only have one reporting unit.  We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the fair value of our reporting unit was less than its carrying value and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value.  If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. In 2018 and 2017, we performed the qualitative assessment and determined it was not, more-likely-than-not, that the fair value of our reporting unit was less than its carrying value.

We evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs, savings accounts and an interest bearing checking account. We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2018, 2017 or 2016. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

Revenue Recognition: On January 1, 2018 we adopted the Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers using the full retrospective method.  Under this new standard our significant accounting policy for revenue is as follows:

Revenue is recognized when we transfer services to our customer in an amount that reflects the consideration we expect to receive.  We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We generally recognize revenue over time because of continuous transfer of control to the customer.  Since control is transferred over time, revenue and related transportation costs are recognized based on relative transit time, which is based on the extent of progress towards completion of the related performance obligation.  We enter into contracts that can include various combinations of services, which are capable of being distinct and accounted for as separate performance obligations. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.  Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting sales prices and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers.  These factors, discretion in setting prices and discretion in selecting vendors, further support reporting revenue on a gross basis for most of our revenue.

Provision for Income Taxes: Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections with two exceptions for which we have established valuation allowances.  We have established valuation allowances of forty-nine thousand dollars related to state tax net operating losses and $3.1 million related to state incentive tax credit carryforwards.  In the event the probability of realizing the remaining deferred tax assets do not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

New Pronouncements: In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. This standard was adopted on January 1, 2018 and did not have a material impact to our accounting for the acquisition of CaseStack.

In 2016, the FASB issued new guidance that requires credit losses on financial assets measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. We plan to adopt this standard on January 1, 2020, as required.  We are evaluating the impact of adopting this new accounting guidance on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-of-use asset (“ROU”) and a lease obligation for all leases. We adopted the standard as of January 1, 2019, see Note 12 for the effect of the adoption.  The standard also provides an additional transition method to assist entities with the implementation.  Entities that elect this option would adopt the new standard using a modified retrospective transition method, but they would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We elected to apply a package of practical expedients and did not reassess at the date of initial adoption (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, or (3) initial direct costs for existing leases.  Lessees can also make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less, which we elected.  See Note 12 for more information.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and other (Topic 350): simplifying the test for goodwill impairment. This ASU simplifies how all entities assess goodwill for impairment by eliminating step two from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We have evaluated the adopting of this new accounting guidance and do not believe it will have a material effect on our financial statements upon adoption.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing (Hosting) Arrangement That Is a Service Contract.  The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  The amendment is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.   Early adoption is permitted, including adoption in any interim period, for all entities and should be applied either retrospectively or prospectively.  We early adopted the amendment in the fourth quarter of 2018 and applied prospectively to all implementation costs incurred after the date of adoption. In accordance with this ASU, capitalized implementation costs are classified as Other assets and related amortization of capitalized implementation costs are classified as general and administrative expense in the same line item as the expense for fees for the associated hosting arrangement.  In addition, the cash flows from capitalized implementation costs are classified as a change in other assets in the same manner as the cash flows for the fees for the associated hosting arrangement.

As a result of the early adoption of this ASU, capitalized implementation costs of $10.6 million incurred in our hosting arrangements for various corporate software services that were previously presented as part of property and equipment are included in Other assets in our consolidated balance sheet as of December 31, 2018.

The corresponding cash flows from capitalized implementation costs incurred in our hosting arrangements of $7.1 million for the year ended December 31, 2018 is classified as a change in other assets in cash flows from operating activities.  The capitalized implementation costs incurred in our hosting arrangements are amortized, once ready for intended use, over the term of the associated hosting arrangement of 3 to 10 years, representing the fixed non-cancelable term of each of the hosting arrangements plus the periods covered by the options to extend that the Company is reasonably certain to exercise.

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended, December 31,
	2018	2017	2016

Net income from continuing operations for basic and diluted earnings per share	$87,661	$120,014	$57,646

Net income from discontinued operations for basic and diluted earnings per share	114,079	15,139	17,159

Net income	201,740	135,153	74,805

Weighted average shares outstanding - basic	33,393	33,220	33,841

Dilutive effect of stock options and restricted stock	167	130	108

Weighted average shares outstanding - diluted	33,560	33,350	33,949

Earnings per share from continuing operations
Basic	$2.62	$3.61	$1.70
Diluted	$2.61	$3.60	$1.70
Earnings per share from discontinued operations
Basic	$3.42	$0.46	$0.51
Diluted	$3.40	$0.45	$0.51
Earnings per share net income
Basic	$6.04	$4.07	$2.21
Diluted	$6.01	$4.05	$2.20

NOTE 4.	Discontinued Operations

On August 31, 2018, Hub Group, Inc. entered into the Purchase Agreement with Mode, a direct wholly-owned subsidiary of the Company, and Mode Purchaser, Inc., an affiliate of York Capital Management (“Purchaser”) pursuant to which the Company sold all of the issued and outstanding membership interests of Mode to Purchaser (the “Disposition”). Total consideration received by the Company for the Disposition in the third quarter of 2018 was $238.5 million in cash, subject to customary purchase price adjustments.  An additional $19.0 million consideration receivable was recorded in the fourth quarter of 2018 due to net working capital and other contractual adjustments.  The receivable is recorded in other receivables in the Consolidated Balance Sheet and the additional gain is recorded as other income in discontinued operations.

During the eight months we owned Mode in 2018, Mode had revenue of $42.2 million from Hub and Hub had revenue of $17.9 million from Mode LLC.  For the twelve months ended December 31, 2017 and 2016, respectively, Mode had revenue of $50.6 million and $34.4 million from Hub and Hub had $51.0 million and $76.1 million from Mode.  These sales were eliminated on our Consolidated Statements of Income.  In connection with the Disposition, the Company and Mode have entered into a transition services agreement pursuant to which both the Company and Mode will provide certain immaterial transition services to the other party for a period of time following the closing.

Results associated with Mode are classified as income from discontinued operations, net of income taxes, in our Consolidated Statements of Income.  Prior year results have been adjusted to conform with the current presentation.  Income from discontinued operations is comprised of the following:

	Years Ended December 31,
	2018	2017	2016
Revenue	$739,534	$908,870	$819,572
Transportation costs	648,986	788,982	696,107
Gross margin	90,548	119,888	123,465

Costs and expenses:
Salaries and benefits	11,043	12,821	14,340
Agent fees and commissions	56,631	73,955	72,754
General and administrative	5,795	8,071	7,841
Depreciation and amortization	632	1,158	1,253
Total costs and expenses	74,101	96,005	96,188

Operating income from discontinued operations	16,447	23,883	27,277

Other income
Interest income	22	67	47
Other, net	(15)	56	70
Gain on Disposition	132,448	-	-
Total other income	132,455	123	117

Income from discontinued operations before income taxes	148,902	24,006	27,394
Provision for income taxes	34,823	8,867	10,235

Income from discontinued operations	$114,079	$15,139	$17,159

Selling, general and administrative expenses recorded in discontinued operations include corporate costs incurred directly in support of Mode.

See the table below for a reconciliation of the gain recorded on the sale of Mode:

Net proceeds received from Disposition (1)	$227,986
Consideration receivable due from Mode (2)	18,981
Adjusted proceeds from Disposition	$246,967

Mode assets:
Accounts receivable	173,669
Accounts receivable other	22
Prepaid expenses	260
Property and equipment	2,501
Restricted investments	4,467
Other intangibles, net	9,033
Goodwill, net	29,389
Other assets	209
Total Mode assets	219,550

Mode liabilities:

Accounts payable (3)	97,536
Accrued payroll	3,072
Accrued other	6,285
Non-current liabilities	3,936
Total Mode liabilities	110,829

Transaction costs for Disposition (4)	5,798

Gain on sale of the Mode business before income taxes	$132,448

(1)	The proceeds received from the Disposition are net of working capital adjustments outlined in the Disposition agreement.
(2)	Additional consideration to be received as a result of post close contractual adjustments
(3)	Includes $2.3 million of bank overdrafts assumed by the Purchaser.
(4)	Costs include advisory fees, legal fees and professional fees.

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

Proceeds from the sale of Mode have been presented in the Consolidated Statements of Cash Flows under investing activities for the twelve months ended December 31, 2018.  Total operating and investing cash flows of discontinued operations for the twelve months ended December 31, 2018, 2017 and 2016 are comprised of the following, which exclude the effect of income taxes:

(in thousands)	2018	2017	2016
Net cash (used in) provided by operating activities	(4,318)	25,147	25,183
Net cash provided by (used in) investing activities	245,339	(823)	(127)

NOTE 5.	Acquisitions

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

Dedicated has an operating fleet of approximately 1,400 tractors and 4,500 trailers.  Dedicated services have been requested by our customers and we believe Dedicated is an excellent service offering that we can provide to our customers.

The base purchase price for Estenson was approximately $284.7 million, including contingent consideration related to an earn-out provision included in the Estenson Acquisition purchase agreement, which will not exceed $6.0 million and is based on Estenson’s EBITDA results through June 30, 2019.  In accordance with the agreement, the base purchase price was adjusted by the assumed debt to arrive at the final consideration of $172.0 million.  To facilitate the Estenson Acquisition, we assumed $112.7 million of Estenson debt and paid $165.9 million in cash, including $55.0 million of cash which was borrowed under our credit agreement.

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

The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

July 1, 2017
Cash and cash equivalents	$12
Accounts receivable trade	26,830
Other receivables	165
Prepaid expenses and other current assets	1,500
Property and equipment	128,477
Other intangibles	66,400
Goodwill	86,504
Other assets	64
Total assets acquired	$309,952

Accounts payable trade	$4,542
Accrued payroll	5,661
Accrued other	15,058
Equipment debt	112,677
Total liabilities assumed	$137,938

Total consideration	$172,014

The Estenson Acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of July 1, 2017 with the excess of purchase price over fair value of net assets acquired recorded as goodwill. The goodwill recognized in the Estenson acquisition was primarily attributable to potential expansion and future development of the acquired business.  The fair value assigned to the customer relationships identifiable intangible was determined using an income approach based on management’s estimates and assumptions. The fair value assigned to the property and equipment was determined based on a market approach. A probability weighted expected return model was used to estimate the value of the contingent consideration., see Note 9 for more information.  Equipment debt was valued using a discounted cash flow analysis whereby future contractual principal repayments and interest payments for each instrument were discounted to the purchase date at a risk-adjusted discount rate.

We incurred approximately $1.6 million of acquisition costs associated with this transaction prior to the closing date that are reflected in general and administrative expense in the accompanying Consolidated Statements of Income for the twelve months ended December 31, 2017.

On December 3, 2018, a subsidiary of Hub Group, Inc. closed on the Agreement and Plan of Merger (the “Merger Agreement”) to acquire CaseStack, Inc. (“CaseStack”).  Total consideration for the transaction was $252.1 million.  To facilitate the acquisition we paid $248.7 million in cash and $3.5 million was a deferred purchase consideration.  The deferred purchase consideration is included in Accrued Other and will be paid equally over twenty-four months.

The acquisition of CaseStack expanded our logistics service offering to include transportation and warehousing consolidation solutions for consumer packaged goods companies selling into the North American retail channel.  The acquisition also added scale to our truck brokerage service offering, particularly in the less-than-truckload segment of the market.

The following table summarizes the total purchase price allocated to the net assets acquired (in thousands):

Cash paid	$248,656
Deferred purchase consideration	3,469
Total consideration	$252,125

The initial accounting for the acquisition of CaseStack is incomplete as we, with the support of our valuation specialist, are still in the process of finalizing the fair market value calculations of the acquired net assets.  In addition, the Company is in the preparation and final review process of the applicable future cash flows used in determining the purchase accounting.  Finally, certain post-closing activities outlined in the merger agreement need to be completed.  As a result, the amounts recorded in the consolidated financial statements related to the CaseStack merger are preliminary the measurement period remains open.  The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

December 3, 2018
Accounts receivable trade	$32,057
Prepaid expenses and other current assets	694
Property and equipment	3,247
Deferred tax assets	6,433
Goodwill, net	164,976
Other intangibles	75,600
Other assets	120
Total assets acquired	$283,127

Accounts payable trade	$24,541
Accrued payroll	2,811
Accrued other	3,650
Total liabilities assumed	$31,002

Total consideration	$252,125

The CaseStack acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.”  Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of December 3, 2018 with the remaining unallocated purchase price recorded as goodwill.  The goodwill recognized in the CaseStack acquisition was primarily attributable to potential expansion and future development of the acquired business.

Tax history and attributes including net operating loss carryovers and other deferred tax assets are inherited in an equity purchase such as this, while goodwill is not tax deductible.

We incurred approximately $1.4 million of transaction costs associated with this transaction prior to the closing date that are reflected in general and administrative expense in the accompanying Consolidated Statements of Income for the twelve months ended December 31, 2018.

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2018	Life
Customer relationships - logistics services	$65,600	$547	$65,053	10 years
Customer relationships - transportation services	$8,700	$145	$8,555	5 years
Trade name	$1,300	$72	$1,228	18 months

The above intangible assets are amortized using the straight -line method.  Amortization expense related to this acquisition for the twelve month period ended December 31, 2018 was $0.8 million.  The intangible assets have a weighted average useful life of approximately 9 years.  Amortization expense related to CaseStack for the next five years is as follows (in thousands):

Total
2019	$9,167
2020	$8,661
2021	$8,300
2022	$8,300
2023	$8,155

From the date of the acquisition through December 31, 2018, CaseStack’s revenue was $20.8 million and operating income of $0.7 million.

The following unaudited pro forma consolidated results of operations presents the effects of CaseStack as though it had been acquired as of January 1, 2017 and Dedicated as though it had been acquired as of January 1, 2016 (in thousands, except for per share amounts):

	Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Revenue	$3,912,745	$3,449,373	$2,965,032
Income from continuing operations	$133,310	$122,532	$64,825
Earnings per share (1)
Basic	$2.81	$3.69	$1.91
Diluted	$2.79	$3.67	$1.90
(1)	Earnings per share is from continuing operations.

The unaudited pro forma consolidated results for the annual periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub, Dedicated and CaseStack. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2017 and January 1, 2016, respectively.

NOTE 6. Revenue from Contracts with Customers

On January 1, 2018, we adopted the Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers.  See Note 1 – Description of Business and Summary of Significant Accounting Policies for significant accounting policy for revenue.

The Company capitalizes commissions incurred in connection with obtaining a contract.  The Company capitalized commissions associated with dedicated services of $0.2 million at December 31, 2018.  Capitalized commission fees are amortized based on the transfer of services to which the assets relate and are included in selling, general and administrative expenses.  In 2018, the amount of amortization was approximately $0.1 million.

Costs incurred to obtain an intermodal, truck brokerage or logistics contract are expensed as incurred according to the practical expedient that allows contract acquisition costs to be recognized immediately if the deferral period is one year or less.

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

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by Hub Group from a customer were previously recorded on a gross basis. Under Topic 606, these taxes are excluded from revenue.  This change had an effect of $3.0 million and $2.8 million on revenue and transportation costs for the twelve months ended December 31, 2017 and 2016, respectively.

Hub offers comprehensive multimodal solutions including intermodal, truck brokerage, logistics and dedicated services. Hub has full time employees located throughout the United States, Canada and Mexico.

Intermodal. As an intermodal provider, we arrange for the movement of our customers’ freight in containers and trailers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals.  Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our HGT subsidiary and third-party local trucking companies.

Truck Brokerage. We operate one of the largest truck brokerage operations, providing customers with an over the road service option for their transportation needs. Our brokerage does not operate any trucks; instead we match customers’ needs with carriers’ capacity to provide the most effective service and price combination. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers.

Logistics. Hub’s logistics business operates under the names Unyson Logistics and CaseStack. Unyson Logistics is comprised of a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions for customers. Unyson Logistics offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility.

Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping. Our CaseStack logistics business leverages proprietary technology along with collaborative partnerships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer-packaged goods clients.  CaseStack contracts with third-party warehouse providers in seven markets across North America to which its customers ship their goods to be stored and eventually consolidated, along with goods from other CaseStack customers, into full truckload shipments destined to major North American retailers.  CaseStack offers its customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

Dedicated Trucking. Our dedicated operation contracts with customers who seek to outsource a portion of their trucking transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment.

The following table summarizes our disaggregated revenue by business line (in thousands) for the years ended December 31:

	2018	2017	2016
Intermodal	$2,195,316	$1,870,873	$1,803,974
Truck brokerage	497,282	481,635	389,700
Logistics	698,138	655,543	556,775
Dedicated	292,857	115,012	-
Total revenue	$3,683,593	$3,123,063	$2,750,449

NOTE 7. Goodwill and Other Intangible Assets

In accordance with the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification, we completed the required annual impairment tests. We performed a qualitative assessment on goodwill and determined it was not, more-likely-than-not, that the fair value of our reporting unit was less than its carrying value.  There were no accumulated impairment losses of goodwill at the beginning of the period.

The following table presents the carrying amount of goodwill (in thousands):

Total
Balance at January 1, 2017	$262,376
Acquisition	86,504
Other	(219)
Balance at December 31, 2017 before adjustment to conform goodwill to current presentation	348,661
Goodwill associated with Disposition	(29,389)
Balance at December 31, 2017	319,272
Acquisition	164,976
Other	(664)
Balance at December 31, 2018	$483,584

The changes noted as “other” in the table above for both 2018 and 2017 refer to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill and the changes in purchase accounting.

The components of the “Other intangible assets” are as follows (in thousands):

			Net
	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Life
As of December 31, 2018:
Customer relationships	$144,123	$(10,563)	$133,560	5-15 years

Trade name	$1,300	$(72)	$1,228	18 months

Total	$145,423	$(10,635)	$134,788

			Net
	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Life
As of December 31, 2017:
Customer relationships	$71,581	$(6,834)	$64,747	7-15 years

The above intangible assets are amortized using the straight-line method. Amortization expense for year ended December 31, 2018 and 2017 was $5.7 million and $3.0 million, respectively. The remaining weighted average life of all definite lived intangible assets as of December 31, 2018 was 11.07 years. Amortization expense for the next five years is as follows (in thousands):

Total
2019	$13,822
2020	13,316
2021	12,742
2022	12,700
2023	12,555

NOTE 8. Income Taxes

The Tax Cuts and Jobs Act (“The Act”) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred.  The Act also contained provisions that include the repeal of the domestic production activity deduction, established a new tax on Global Intangible Low-Taxed Income (“GILTI”), new base erosion and anti-abuse tax provisions (“BEAT”), a new deduction for Foreign-Derived Intangible Income (“FDII”), and increased limitations on the deductibility of certain executive compensation.

Due to the complexities involved in accounting for the enactment of the Act, the SEC Staff Accounting Bulletin No. 118 (“SAB 118”) allowed the Company to record provisional amounts in earnings for the year ended December 31, 2017.  Where reasonable estimates could be made, the provisional accounting was based on such estimates. In situations where no reasonable estimate could be made, the provisional accounting could be based on the tax law in effect before the Act. The Company was required to complete its tax accounting for the Act within a one-year period, when it has obtained, prepared, and analyzed the information to complete the accounting.  Throughout 2018, we continued to refine our calculations and we finalized our accounting for the Act during the fourth quarter of 2018 when we filed our U.S. tax returns for the period ended December 31, 2017.  The changes to the tax positions for temporary differences compared to the provisional amounts used at December 31, 2017 resulted in a $0.5 million adjustment of the income tax expense recorded as of December 31, 2018.  Despite the completion of our accounting for the Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels.  We will continue to monitor and assess the impact of any new developments.

Deferred tax assets and liabilities:   In 2017, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  We recorded a provisional tax benefit related to the remeasurement of our deferred tax balance as of December 31, 2017 of $75.2 million.

Transition tax:  Under the Act, the Company was subject to a one-time transition tax on the untaxed foreign earnings of its foreign subsidiaries by deeming those earnings to be repatriated.  Foreign earnings held in the form of cash and cash equivalents were taxed at a 15.5% rate and the remaining earnings were taxed at an 8.0% rate. In calculating the Transition Tax, we were required to calculate the cumulative earnings and profits of all non-U.S. subsidiaries back to 1987.  We elected to pay the entire tax of thirty thousand dollars, in accordance with the Act, with our 2017 U.S. tax return.

Global Intangible Low-Taxed Income (“GILTI”):  We are required to make an accounting policy election of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred or (2) factoring such amounts into our measurement of deferred taxes. We made an accounting policy election to account for GILTI as a component of tax expense in the period in which we are subject and therefore will not provide any deferred tax impacts of GILTI in our consolidated financial statements.  The Company does not expect GILTI to be material or to be subject to the tax.

Base erosion and anti-abuse provisions (“BEAT”):  The ACT introduced BEAT for companies that meet certain thresholds by effectively excluding deductions on certain payments to foreign related entities.  The BEAT provisions eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax.  The Company does not expect to be subject to the tax.

Foreign-derived intangible income (“FDII”):  The ACT introduced FDII which, through deductions, effectively creates a preferential tax rate for income derived by domestic corporations from serving foreign markets.  The FDII rules are complex and while we are still interpreting them, the Company does not expect a significant benefit from FDII.

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory rate	21.0%	34.9%	35.0%
Federal tax law changes	0.5	(112.2)	-
State taxes, net of federal benefit	3.7	2.8	2.7
Federal and state incentives	(0.9)	(7.0)	(0.4)
State law changes	-	2.0	0.4
Permanent differences	0.6	0.2	1.0
Net effective rate	24.9%	(79.3)%	38.7%

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current
Federal	$(13,750)	$(10,426)	$21,527
State and local	1,740	1,542	3,053
Foreign	(234)	59	108
	(12,244)	(8,825)	24,688

Deferred
Federal	36,968	(46,922)	10,867
State and local	4,134	2,667	890
Foreign	206	(3)	(64)
	41,308	(44,258)	11,693

Total provision	$29,064	$(53,083)	$36,381

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2018	2017
Accrued compensation	10,538	9,441
Other reserves	8,568	6,736
Tax credit carryforwards	5,062	3,411
Operating loss carryforwards	6,914	1,388
Total gross deferred income taxes	31,082	20,976
Valuation allowances	(3,128)	(1,681)
Total deferred tax assets	27,954	19,295

Prepaids	(5,409)	(3,587)
Other receivables	(1,588)	(2,462)
Property and equipment	(119,716)	(79,224)
Goodwill	(55,118)	(55,117)
Total deferred tax liabilities	(181,831)	(140,390)

Total deferred taxes	$(153,877)	$(121,095)

We are subject to income taxation in the U.S., numerous state jurisdictions, Mexico and Canada.  Because income tax return formats vary among the states, we file both unitary and separate company state income tax returns.  We do not permanently reinvest our foreign earnings, all amounts are accrued and accounted for, though not material.

We acquired a federal net operating loss carryforward of $4.1 million through our acquisition of CaseStack.  IRS loss limitation rules allowed us to utilize $0.1 million in 2018.  The remaining net operating loss of $4.0 million has no expiration date.  Our state tax net operating losses of $2.9 million includes $1.0 million from the acquisition of CaseStack.  Those state net operating losses expire between December 31, 2019 and December 31, 2038.  Management believes it is more likely than not that the loss carryforward deferred tax assets will be realized, except for forty-nine thousand dollars of state losses.   A valuation allowance of forty-nine thousand dollars has been established.

Our federal incentive tax credit carryforward of forty-five thousand dollars expires between December 31, 2025 and December 31, 2027.  Our state incentive tax credit carryforwards of $5.0 million expire between December 31, 2019 and December 31, 2023.  Management believes it is more likely than not that the incentive carryforward deferred tax assets will be realized, except for $3.1 million of state tax credits.  A valuation allowance of $3.1 million has been established.

As of December 31,2018 and December 31, 2017, the amount of unrecognized tax benefits was $3.9 million and $3.8 million, respectively.  Of these amounts, our income tax provision would decrease $3.3 million and $2.8 million, respectively, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2018	2017
Gross unrecognized tax benefits - beginning of the year	$3,827	$1,832
Gross (decreases) increases related to prior year tax positions	(397)	1,830
Gross increases related to current year tax positions	959	290
Lapse of applicable statute of limitations	(495)	(125)
Gross unrecognized tax benefits - end of year	$3,894	$3,827

We estimate it is reasonably possible that our reserve could either increase or decrease by up to $1.0 million during the next twelve months.

We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes.  In our 2018 provision for income taxes, we recognized approximately $0.1 million dollars of interest income on tax refunds and approximately one thousand dollars of income tax penalty expense.

 In 2018, we were selected for examinations by Wisconsin for our 2014 through 2016 tax years, by Tennessee for our 2014 through 2016 tax years, and by Massachusetts for our 2016 and 2017 tax years.  The Massachusetts and Wisconsin examinations are still ongoing.  The Tennessee audit and audits by California for our 2012 and 2013 tax years and by Minnesota for our 2013 through 2015 tax years closed with no additional tax due.

NOTE 9. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and debt materially approximated fair value as of December 31, 2018 and 2017 due to their short-term nature.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2018 and 2017, our cash and temporary investments were with high quality financial institutions in DDAs, savings accounts and an interest bearing checking account.

Restricted investments included $19.2 million and $20.1 million as of December 31, 2018 and 2017, respectively, of mutual funds which are reported at fair value.  These investments relate to the nonqualified deferred compensation plan that is described in Note 14.

The fair value of the contingent consideration related to the 2017 acquisition of Estenson was reduced to zero during the third quarter of 2018.  The fair value was based on significant inputs that are not observable in the market, which are referred to as Level 3 inputs. Key assumptions include the likelihood of the acquired business achieving target levels of EBITDA using a probability-weighted expected return method.  The following table sets forth a reconciliation of changes in the fair value of the contingent consideration:

Balance at December 31, 2017	$4,703
Change in fair value in the second quarter 2018 (1)	(3,571)
Change in fair value in the third quarter 2018 (1)	(1,132)
Balance at December 31, 2018	$-
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

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2), or unobservable inputs (Level 3). Cash and cash equivalents, accounts receivable and accounts payable are defined as “Level 1,” while long-term debt is defined as “Level 2”, and the Estenson contingent consideration is defined as “Level 3” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 10. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Land	$24,708	$24,708
Building and improvements	36,644	36,459
Leasehold improvements	7,252	6,232
Computer equipment and software	118,723	103,827
Furniture and equipment	14,421	14,180
Transportation equipment	787,187	620,951
Construction in process	1,499	1,460
	990,434	807,817
Less: Accumulated depreciation and amortization	(308,575)	(246,603)
Property and Equipment, net	$681,859	$561,214

The increase in transportation equipment to $787.2 million in 2018 from $621.0 million in 2017 was due primarily to the purchase of containers, tractors and trailers.

The increase in computer software and hardware to $118.7 million in 2018 from $103.8 million in 2017 was related to our transportation management systems.

Included in the transportation equipment is a capital lease obligation entered into for $26.4 million in 2011. The balances as of December 31, 2018 and 2017, net of accumulated amortization, were $7.7 million and $10.0 million, respectively.

Depreciation and amortization expense related to property and equipment was $77.3 million, $57.8 million and $43.0 million for 2018, 2017 and 2016, respectively, which includes amortization expense associated with the capital lease of $2.2 million for both 2018 and 2017 and $2.3 million for 2016. The capital lease amortization expense and transportation equipment depreciation is included in transportation costs.

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

We have standby letters of credit that expire in 2019. As of December 31, 2018, our letters of credit were $27.0 million.

As of December 31, 2018, we had no borrowings under our bank revolving line of credit and our unused and available borrowings were $323.0 million.  Our unused and available borrowings were $284.9 million as of December 31, 2017. We were in compliance with our debt covenants as of December 31, 2018.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers and containers.  The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding debt is as follows (in thousands):

	December 31,	December 31,
	2018	2017
	(in thousands except principal and interest payments)

Revolving line of credit	$-	$45,000

Secured Equipment Notes due on various dates in 2024 with monthly principal and interest payments between $403 and $83,000 commencing on various dates in 2017; interest is paid monthly at a fixed annual rate between 2.85% and 3.41%	11,658	13,586

Secured Equipment Notes due on various dates in 2023 with monthly principal and interest payments between $669 and $341,341 commencing on various dates in 2016, 2017 and 2018; interest is paid monthly at a fixed annual rate between 2.23% and 4.08%	192,858	36,981

Secured Equipment Notes due on various dates in 2022 with monthly principal and interest payments between $3,030 and $254,190 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.87%	24,092	30,301

Secured Equipment Notes due on various dates in 2021 with monthly principal and interest payments between $1,940 and $352,655 commencing on various dates from 2014 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	55,855	76,885

Secured Equipment Notes due on various dates in 2020 with monthly principal and interest payments between $3,614 and $398,496 commencing on various dates from 2013 to 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.78%	32,904	50,737

Secured Equipment Notes due on various dates in 2019 with monthly principal and interest payments between $3,243 and $322,780 commencing on various dates from 2013 to 2015; interest is paid monthly at a fixed annual rate between 1.87% and 2.62%	13,417	36,178

Secured Equipment Notes due on various dates in 2018 with monthly principal and interest payments between $6,480 and $163,428 commencing on various dates in 2013 and 2014; interest is paid monthly at a fixed annual rate between 2.05% and 2.7%	-	2,406

	330,784	292,074

Less current portion	(101,713)	(77,266)
Total long-term debt	$229,071	$214,808

Aggregate principal payments, in thousands, due subsequent to December 31, 2018, are as follows:

2019	$101,713
2020	83,589
2021	65,521
2022	49,327
2023	29,507
2024 and thereafter	1,127
$330,784

In 2011, we entered into a lease agreement for 3,126 chassis for a period of 10 years. We are accounting for this lease as a capital lease. Interest on this capital lease obligation is based on interest rates that approximate currently available interest rates; therefore, indebtedness under this capital lease obligation approximates fair value.  We paid interest of $0.4 million, $0.5 million and $0.6 million in 2018, 2017 and 2016, respectively, related to this capital lease.

NOTE 12. Leases, User Charges and Commitments

Minimum annual capital and operating lease payments, as of December 31, 2018, under non-cancelable leases, principally for chassis, other equipment and real estate, as well as other commitments are payable as follows (in thousands):

Future Payments Due:

		Operating
		Leases and
	Capital	Other
	Lease	Commitments	Total
2019	$3,091	$14,942	$18,033
2020	3,099	11,879	14,978
2021	1,795	9,308	11,103
2022	-	8,350	8,350
2023	-	6,770	6,770
2024 and thereafter	-	9,831	9,831
	$7,985	$61,080	$69,065
Less: Imputed interest	(401)
Net capital lease liability	$7,584

Total rental expense included in general and administrative expense, which relates primarily to real estate, was approximately $10.6 million in 2018, $9.5 million in 2017 and $8.1 million in 2016. Many of the real estate leases contain renewal options and escalation clauses which require payments of additional rent to the extent of increases in the related operating costs. We straight-line rental expense in accordance with the FASB guidance in the Leases Topic of the Codification.

We incur rental expense for our leased containers, tractors and trailers that are included in transportation costs and totaled $10.7 million, $6.0 million, and $3.6 million for 2018, 2017 and 2016, respectively.

We incur user charges for use of a fleet of rail owned chassis, chassis under capital lease and dedicated rail owned containers on the Union Pacific and Norfolk Southern railroads which are included in transportation costs. Such charges were $80.4 million, $77.6 million and $73.7 million for 2018, 2017 and 2016, respectively. We have the ability to return the majority of the containers and pay for the rail owned chassis only when we are using them under these agreements. As a result, no minimum commitments related to these rail owned chassis and containers have been included in the table above.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize a right-of-use asset (“ROU”) and a lease obligation for all leases. We adopted the standard as of January 1, 2019, as required.

We anticipate the adoption of this standard will result in the recognition of approximately $29 million to $37 million of ROU assets and liabilities on our consolidated balance sheet.  The lease liabilities to be recognized will be measured based upon the present value of minimum future payments and the ROU assets to be recognized will be equal to lease liabilities, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheets as of December 31, 2018.

Hub currently does not have any variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate). Additionally, some leases have options to extend or terminate, which Management will determine if exercised or not.  If any of the options are exercised, this will be reflected in the ROU asset and lease liability accordingly.  As of January 1, 2019, the ROU asset and lease liabilities do not reflect any options to extend or terminate any of the leases as management is not reasonably certain it will exercise any of these options.  Also, current leases do not contain any restrictions or covenants imposed by the leases or residual value guarantees.

Occasionally, Hub will sublease office space or parking spaces. The subleases do not relieve Hub of any of its primary obligations under the original agreement.  Currently, Hub has subleases with an expected annual income totaling $0.5 million.

Subsequent to January 1, 2019, Hub signed property lease contracts which have not commenced yet but that creates significant rights and obligations for Hub.  Based on the present value of the lease payments, the estimated ROU assets and lease liabilities related to this contract will total approximately $6.7 million.

NOTE 13. Stock-Based Compensation Plans

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

As of December 31, 2018, 1,499,137 shares were available for future grant under the 2017 Incentive Plan.

We have awarded time-based restricted stock to our employees and the Company’s non-employee Directors.  This restricted stock vests over a three to five -year period for all recipients other than the Company’s non-employee Directors.  The non-employee Directors restricted stock vests over a one to three-year period.  In 2018, in addition to the time-based restricted stock we granted performance-based restricted stock to our Executive Officers.  The performance-based restricted stock cliff vests after the third anniversary year if certain EBITDA targets are achieved.  We have not granted any stock options since 2003 and have no stock options outstanding.

Share-based compensation expense for 2018, 2017 and 2016 was $13.5 million, $8.6 million and $7.3 million or $10.1 million, $5.8 million and $4.4 million, net of taxes, respectively. Included in the 2018 share-based compensation expense is $1.8 million of performance-based share expenses or $1.3 million, net of taxes.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2018:

		Time-Based		Performance-Based
		Restricted Stock		Restricted Stock
		Weighted		Weighted
	Time-Based	Average	Performance-Based	Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested January 1, 2018	875,326	$38.88	-	$-
Granted	500,943	$47.34	89,143	$49.20
Vested	(272,877)	$38.42	-	$-
Forfeited	(139,923)	$41.91	(16,143)	$49.20
Non-vested at December 31, 2018	963,469	$42.98	73,000	$49.20

The following table summarizes the restricted stock granted during the respective years:

Time-based restricted stock grants	2018	2017	2016

Employees	463,818	396,708	394,243
Outside directors	37,125	31,625	26,125
Total	500,943	428,333	420,368

Weighted average grant date fair value	$47.34	$43.31	$33.46

Vesting period	1-5 years	1-5 years	3-5 years

In addition to the time-based restricted stock, we granted 89,143 shares of performance-based restricted stock to employees in 2018.  The weighted average grant date fair value of these shares was $49.20 with a cliff vest after three years.

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2018, 2017 and 2016 was $13.3 million, $10.4 million and $7.5 million, respectively.

As of December 31, 2018, there was $31.5 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.81 years.  Additionally, as of December 31, 2018, there was $2.4 million of unrecognized compensation cost related to the non-vested performance-based restricted stock compensation that is expected to be recognized over a weighted average period of 2.00 years.

During January 2019, we granted 388,843 shares of restricted stock, which includes 76,500 performance-based shares and 312,343 time-based shares, to certain employees and 32,262 shares of restricted stock to outside directors with a weighted average grant date fair value of $37.20. The stock vests over a three to five year period for employees and one year for outside directors, except for the performance-based shares that cliff vest after three years.

NOTE 14. Employee Benefit Plans

We have a profit-sharing plan as of December 31, 2018, 2017 and 2016, under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense of $2.6 million related to this plan in 2018, $2.8 million in 2017 and $2.2 million in 2016.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, which was amended in 2008, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2018 and 2017. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan.

We incurred expense of $0.3 million per year related to the employer match for these plans in 2018, 2017 and 2016. The liabilities related to these plans as of December 31, 2018 and 2017 were $18.9 million and $20.4 million, respectively.

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

NOTE 16. Stock Buy Back Plans

On February 2, 2016, our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. This authorization expired on December 31, 2016. We purchased 2,672,227 shares under this authorization during the year ended December 31, 2016, completing the authorization.  There was no purchase authorized in 2018 and 2017.

We purchased 87,381 shares for $4.3 million and 77,988 shares for $3.4 million during the years ended December 31, 2018 and 2017, respectively, related to employee withholding upon vesting of restricted stock.

NOTE 17. Selected Quarterly Financial Data (Unaudited)

The following table sets forth the selected quarterly financial data for each of the quarters in 2018 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Year Ended December 31, 2018:
Revenue	$837,342	$894,734	$933,224	$1,018,293
Gross margin	91,039	100,991	114,984	138,587
Operating income	16,535	25,406	34,734	48,244
Income from continuing operations before provision for income taxes	14,393	23,051	32,914	46,367
Income from continuing operations	11,069	17,154	25,764	33,674
Income from discontinued operations, net of income taxes	5,099	4,897	88,846	15,237
Net income	16,168	22,051	114,610	48,911

Earnings per share from continuing operations
Basic	$0.33	$0.51	$0.77	$1.01
Diluted	$0.33	$0.51	$0.77	$1.01

Earnings per share from discontinued operations
Basic	$0.15	$0.15	$2.66	$0.45
Diluted	$0.15	$0.15	$2.64	$0.45

Earnings per share from net income
Basic	$0.48	$0.66	$3.43	$1.46
Diluted	$0.48	$0.66	$3.41	$1.46

The following table sets forth the selected quarterly financial data for each of the quarters in 2017 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Year Ended December 31, 2017:
Revenue	$680,443	$708,572	$824,809	$909,239
Gross margin	71,791	72,906	86,327	106,606
Operating income	11,313	10,465	15,824	35,067
Income from continuing operations before provision for income taxes	10,511	9,605	13,877	32,938
Income from continuing operations	6,543	5,724	11,665	96,082
Income from discontinued operations, net of income taxes	3,791	3,818	3,669	3,861
Net income	10,334	9,542	15,334	99,943

Earnings per share from continuing operations
Basic	$0.20	$0.17	$0.35	$2.89
Diluted	$0.20	$0.17	$0.35	$2.87

Earnings per share from discontinued operations
Basic	$0.11	$0.12	$0.11	$0.12
Diluted	$0.11	$0.12	$0.11	$0.12

Earnings per share from net income
Basic	$0.31	$0.29	$0.46	$3.01
Diluted	$0.31	$0.29	$0.46	$2.99

On August 31, 2018, Hub entered into the Purchase Agreement with Mode, pursuant to which the Company sold all of the issued and outstanding membership interest of Mode to Purchaser.  In 2018, we adjusted our consolidated financial statements to reflect Mode as a discontinued operation for that year and all prior periods presented.  The selected financial data for 2018 and prior years reflect Mode as a discontinued operation.  Refer to the Note 4 Discontinued Operations for additional information regarding the sale of Mode.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2018, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Securities Exchange Act of 1934. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria), management believes our internal control over financial reporting was effective as of December 31, 2018.

On December 3, 2018, we completed the acquisition of CaseStack. We are currently integrating processes, employees, technologies and operations. As permitted by the rules and regulations of the SEC, we excluded CaseStack from our assessment of our internal control over financial reporting as of December 31, 2018.  Management will continue to evaluate our internal controls over financial reporting as we complete our integration.  As of December 31, 2018, CaseStack represented 14% of total assets and 25% of net assets. For the year ended December 31, 2018, CaseStack represented 1% of revenues and 1% of net income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Hub Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hub Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of CaseStack, Inc., which is included in the 2018 consolidated financial statements of the Company and constituted 14% and 25% of total assets and net assets, respectively, as of December 31, 2018 and 1% and 1% of revenues and net income, respectively, for the year then ended.  Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of CaseStack, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(b), and our report dated March 1, 2019 expressed an unqualified opinion thereon.

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

March 1, 2019

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I of this report. Information about our directors, and additional information about our executive officers, may be found under the caption "Election of Directors" in our proxy statement for the 2019 annual meeting of stockholders to be held May 23, 2019 (the "Proxy Statement").  Information about our Audit Committee may be found under the captions "Meetings and Committees of the Board "and "Audit Committee Report” in the Proxy Statement. Information about the procedures by which security holders may recommend nominees to the Board may be found under the caption "Nomination of Directors" in the Proxy Statement. That information is incorporated herein by reference.

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

Equity Compensation Plan Information

The following chart contains certain information regarding the Company’s Long-Term Incentive Plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,499,137
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,499,137

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2018 and December 31, 2017

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2018, December 31, 2017 and December 31, 2016

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2018, December 31, 2017 and December 31, 2016

Consolidated Statements of Cash Flows - Years ended December 31, 2018, December 31, 2017 and December 31, 2016

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

None.

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for uncollectible trade accounts

	Balance at	Charged to	Charged to		Balance at
Year Ended	Beginning of	Costs &	Other		End of
December 31:	Year	Expenses	Accounts (1)	Deductions (2)	Year

2018	$5,996,000	$54,000	$680,000	$(2,000)	$6,728,000

2017	$3,463,000	$457,000	$2,079,000	$(3,000)	$5,996,000

2016	$2,906,000	$46,000	$(13,000)	$524,000	$3,463,000

Deferred tax valuation allowance

	Balance at	Charged to	Balance at
Year Ended	Beginning of	Costs &	End of
December 31:	Year	Expenses	Year

2018	$1,681,000	$1,447,000	$3,128,000

2017	$456,000	$1,225,000	$1,681,000

2016	$108,000	$348,000	$456,000
(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries.
(2)	Represents bad debt recoveries.

On August 31, 2018, Hub Group entered into the Purchase Agreement with Mode, pursuant to which the Company sold all of the issued and outstanding membership interest of Mode to Purchaser.  In 2018, we adjusted our consolidated financial statements to reflect Mode as a discontinued operation for that year and all prior periods presented.  The allowances shown above for 2018 and prior years reflect Mode as a discontinued operation.  Refer to the Note 4 Discontinued Operations for additional information regarding the sale of Mode.

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

Number	Exhibit
21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934
31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350
101

The following financial statements from our Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 1, 2019, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017, and 2016, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016, (iv) Consolidated Statements of Stockholders’ Equity for the years ended 2018, 2017, and 2016, and (v) the Notes to the Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2019	HUB GROUP, INC.

	By	/s/ DAVID P. YEAGER
David P. Yeager
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager David P. Yeager	Chairman and Chief Executive Officer	March 1, 2019

/s/ Donald G. Maltby Donald G. Maltby	President and Chief Operating Officer	March 1, 2019

/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2019

/s/ Charles R. Reaves Charles R. Reaves	Director	March 1, 2019

/s/ Martin P. Slark Martin P. Slark	Director	March 1, 2019

/s/ Jonathan P. Ward Jonathan P. Ward	Director	March 1, 2019

/s/ James Kenny James Kenny	Director	March 1, 2019

/s/ Peter McNitt Peter McNitt	Director	March 1, 2019

/s/ Mary Boosalis Mary Boosalis	Director	March 1, 2019