Form 10-Q
period 2019-03-31
Hub Group, Inc.
filed 2019-05-06
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  0-27754

HUB GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4007085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

On May 1, 2019, the registrant had 34,104,447 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	HUBG	NASDAQ

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$112,402	$61,435
Accounts receivable trade, net	445,238	477,088
Other receivables	2,608	22,021
Prepaid taxes	169	616
Prepaid expenses and other current assets	14,974	27,533
TOTAL CURRENT ASSETS	575,391	588,693

Restricted investments	21,077	19,236
Property and equipment, net	663,337	681,859
Right-of-use assets - operating leases	30,787	-
Right-of-use assets - financing leases	7,601	-
Other intangibles, net	131,333	134,788
Goodwill, net	484,496	483,584
Other assets	17,290	16,738
TOTAL ASSETS	$1,931,312	$1,924,898

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$252,185	$272,859
Accounts payable other	17,191	10,906
Accrued payroll	27,801	55,535
Accrued other	78,486	82,900
Lease liability - operating leases	8,010	-
Lease liability - financing leases	2,988	2,845
Current portion of long term debt	100,227	101,713
TOTAL CURRENT LIABILITIES	486,888	526,758

Long term debt	215,233	229,071
Non-current liabilities	33,397	29,619
Lease liability - operating leases	24,469	-
Lease liability - financing leases	4,149	4,739
Deferred taxes	160,112	153,877

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2019 and 2018	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2019 and 2018; 34,110,482 shares outstanding in 2019 and 33,793,709 shares outstanding in 2018	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2019 and 2018	7	7
Additional paid-in capital	163,340	172,220
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,096,324	1,072,456
Accumulated other comprehensive loss	(175)	(182)
Treasury stock; at cost, 7,114,310 shares in 2019 and 7,431,083 shares in 2018	(237,386)	(248,621)
TOTAL STOCKHOLDERS' EQUITY	1,007,064	980,834
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,931,312	$1,924,898

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2019	2018

Revenue	$932,998	$837,342
Transportation costs	805,709	746,303
Gross margin	127,289	91,039

Costs and expenses:
Salaries and benefits	62,028	52,304
General and administrative	22,918	18,437
Depreciation and amortization	6,754	3,763
Total costs and expenses	91,700	74,504

Operating income	35,589	16,535

Other income (expense):
Interest expense	(3,056)	(2,103)
Interest and dividend income	373	11
Other, net	(40)	(50)
Total other expense	(2,723)	(2,142)

Income from continuing operations before income taxes	32,866	14,393

Income tax expense	8,972	3,324

Income from continuing operations	23,894	11,069

Income from discontinued operations, net of income taxes	-	5,098

Net income	23,894	16,167

Other comprehensive income:
Foreign currency translation adjustments	7	29

Total comprehensive income	$23,901	$16,196

Earnings per share from continuing operations
Basic	$0.71	$0.33
Diluted	$0.71	$0.33

Earnings per share from discontinued operations
Basic	$-	$0.15
Diluted	$-	$0.15

Earnings per share net income
Basic	$0.71	$0.48
Diluted	$0.71	$0.48

Basic weighted average number of shares outstanding	33,569	33,375
Diluted weighted average number of shares outstanding	33,585	33,478

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2017	41,887,088	$419	$173,011	$(15,458)	$870,716	$(194)	(7,777,722)	$(258,622)	$769,872
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(79,490)	(3,894)	(3,894)
Issuance of restricted stock awards, net of forfeitures	-	-	(11,433)	-	-	-	347,025	11,433	-
Share-based compensation expense	-	-	3,500	-	-	-	-	-	3,500
Net income	-	-	-	-	16,167	-	-	-	16,167
Foreign currency translation adjustment	-	-	-	-	-	29	-	-	29
Balance March 31, 2018	41,887,088	$419	$165,078	$(15,458)	$886,883	$(165)	(7,510,187)	$(251,083)	$785,674

Balance December 31, 2018	41,887,088	$419	$172,220	$(15,458)	$1,072,456	$(182)	(7,431,083)	$(248,621)	$980,834
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(68,908)	(2,578)	(2,578)
Issuance of restricted stock awards, net of forfeitures	-	-	(13,813)	-	-	-	385,681	13,813	-
Share-based compensation expense	-	-	4,933	-	-	-	-	-	4,933
Net income	-	-	-	-	23,894	-	-	-	23,894
Adoption of ASU 2016-02	-	-	-	-	(26)	-	-	-	(26)
Foreign currency translation adjustment	-	-	-	-	-	7	-	-	7
Balance March 31, 2019	41,887,088	$419	$163,340	$(15,458)	$1,096,324	$(175)	(7,114,310)	$(237,386)	$1,007,064

See notes to unaudited consolidated financial statements

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$23,894	$16,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,383	18,599
Deferred taxes	6,335	4,714
Compensation expense related to share-based compensation plans	4,933	3,501
Gain on sale of assets	(835)	(115)
Changes in operating assets and liabilities:
Restricted investments	(1,841)	916
Accounts receivable, net	32,906	11,643
Prepaid taxes	447	(47)
Prepaid expenses and other current assets	12,560	6,694
Other assets	(819)	1,866
Accounts payable	(14,389)	(19,465)
Accrued expenses	(30,123)	(10,913)
Non-current liabilities	1,982	(386)
Net cash provided by operating activities	63,433	33,174

Cash flows from investing activities:
Proceeds from sale of equipment	3,799	516
Purchases of property and equipment	(17,057)	(22,179)
Proceeds from the disposition of discontinued operations	19,439	-
Net cash provided by (used in) investing activities	6,181	(21,663)

Cash flows from financing activities:
Proceeds from issuance of debt	10,456	16,783
Repayments of long term debt	(25,780)	(34,300)
Stock tendered for payments of withholding taxes	(2,578)	(3,896)
Finance lease payments	(740)	(695)
Net cash used in financing activities	(18,642)	(22,108)

Effect of exchange rate changes on cash and cash equivalents	(5)	(30)

Net increase (decrease) in cash and cash equivalents	50,967	(10,627)
Cash and cash equivalents beginning of the period	61,435	28,557
Cash and cash equivalents end of the period	$112,402	$17,930

Supplemental disclosures of cash paid for:
Interest	$2,749	$2,315
Income taxes	$191	$194

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

NOTES TO UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.Interim Financial Statements

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018.  Certain amounts in prior periods have been reclassified to conform with current period presentation.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.Acquisition

On December 3, 2018, a subsidiary of Hub Group, Inc. closed on the Agreement and Plan of Merger (the “Merger Agreement”) to acquire CaseStack, Inc. (“CaseStack”).  Total consideration for the transaction was $252.9 million.  To facilitate the acquisition we paid $248.7 million in cash, $3.5 million was a deferred purchase consideration and $0.7 million was a working capital adjustment that was paid in cash in April 2019.  The deferred purchase consideration is included in Accrued Other in our consolidated balance sheet and is being paid equally over twenty-four months.

The acquisition of CaseStack expanded our logistics service offering to include transportation and warehousing consolidation solutions for consumer packaged goods companies selling into the North American retail channel.  The acquisition also added scale to our truck brokerage service offering, particularly in the less-than-truckload segment of the market.

The following table summarizes the total purchase price allocated to the net assets acquired (in thousands):

Cash paid	$248,656
Deferred purchase consideration	3,469
Working capital adjustment	733
Total consideration	$252,858

The initial accounting for the acquisition of CaseStack remains incomplete as we, with the support of our valuation specialist, are still in the process of finalizing the fair market value calculations of the acquired net assets.  In addition, the Company is in the preparation and final review process of the applicable future cash flows used in determining the purchase accounting.  Finally, certain post-closing activities outlined in the merger agreement need to be completed.  As a result, the amounts recorded in the consolidated financial statements related to the CaseStack merger are preliminary as the measurement period remains open.  The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Accounts receivable trade	$31,917
Prepaid expenses and other current assets	694
Property and equipment	3,247
Deferred tax assets	6,433
Goodwill	165,943
Other intangibles	75,600
Other assets	120
Total assets acquired	$283,954

Accounts payable trade	$24,542
Accrued payroll	2,811
Accrued other	3,743
Total liabilities assumed	$31,096

Total consideration	$252,858

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

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	March 31, 2019	Life
Customer relationships - logistics services	$65,600	$2,187	$63,413	10 years
Customer relationships - transportation services	$8,700	$580	$8,120	5 years
Trade name	$1,300	$289	$1,011	18 months

The above intangible assets are amortized using the straight-line method.  Amortization expense related to this acquisition for the three month period ended March 31, 2019 was $2.3 million.  The intangible assets have a weighted average useful life of approximately 9 years.  Amortization expense related to CaseStack for the next five years is as follows (in thousands):

Total
Remainder 2019	$6,875
2020	$8,661
2021	$8,300
2022	$8,300
2023	$8,155

The following unaudited pro forma consolidated results of operations presents the effects of CaseStack as though it had been acquired as of January 1, 2018 (in thousands, except for per share amounts):

Three Months Ended
March 31, 2018
Revenue	$898,019
Income from continuing operations	$13,315
Earnings per share (1)
Basic	$0.40
Diluted	$0.40

(1)	Earnings per share is from continuing operations.

The unaudited pro forma consolidated results for the periods shown were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and CaseStack. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2018.

NOTE 3.	Discontinued Operations

On August 31, 2018, Hub Group, Inc. entered into the Purchase Agreement with Mode, a direct wholly-owned subsidiary of the Company, and Mode Purchaser, Inc., an affiliate of York Capital Management (“Purchaser”) pursuant to which the Company sold all of the issued and outstanding membership interests of Mode to Purchaser (the “Disposition”). Total consideration received by the Company for the Disposition in the third quarter of 2018 was $238.5 million in cash, subject to customary purchase price adjustments.  An additional $19.4 million consideration receivable was recorded in other receivables in the Consolidated Balance Sheet in the fourth quarter of 2018 due to the settlement of the net working capital and other contractual adjustments.  The $19.4 million receivable was received in the first quarter of 2019.

During the three months ended March 31, 2018, Mode had revenue of $13.6 million from Hub and Hub had revenue of $10.0 million from Mode.  These sales were eliminated on our Consolidated Statements of Income.  In connection with the Disposition, the Company and Mode have entered into a transition services agreement pursuant to which both the Company and Mode will provide certain immaterial transition services to the other party for a period of time following the closing.

The 2018 results associated with Mode are classified as income from discontinued operations, net of income taxes, in our Consolidated Statements of Income.  Income from discontinued operations is comprised of the following:

Three Months Ended
March 31, 2018
Revenue	$258,628
Transportation costs	226,876
Gross margin	31,752

Costs and expenses:
Salaries and benefits	3,703
General and administrative	21,209
Depreciation and amortization	242
Total costs and expenses	25,154

Operating income from discontinued operations	6,598

Other income
Interest income	10
Other, net	(5)
Total other income	5

Income from discontinued operations before income taxes	6,603
Provision for income taxes	1,505

Income from discontinued operations	$5,098

Selling, general and administrative expenses recorded in discontinued operations include corporate costs incurred directly in support of Mode.

Proceeds from the sale of Mode have been presented in the Consolidated Statements of Cash Flows under investing activities for the three months ended March 31, 2019.  Total operating and investing cash flows of discontinued operations for the three months ended March 31, 2018 are comprised of the following, which exclude the effect of income taxes:

Three Months Ended
(in thousands)	March 31, 2018
Net cash provided by operating activities	10,774
Net cash used in investing activities	(641)

NOTE 4.Revenue from Contracts with Customers

On January 1, 2018, we adopted the Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers.

The Company capitalizes commissions incurred in connection with obtaining a contract.  Capitalized commission fees are amortized based on the transfer of services to which the assets relate and are included in selling, general and administrative expenses.  In 2019 and 2018, the amount of commissions that were capitalized and the amortization were both immaterial.

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

Logistics. Hub’s logistics business operates under the names Unyson Logistics and CaseStack. Unyson Logistics is comprised of a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions for customers. Unyson Logistics offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping. Our CaseStack logistics business leverages proprietary technology along with collaborative relationships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer-packaged goods clients.  CaseStack contracts with third-party warehouse providers in seven markets across North America to which its customers ship their goods to be stored and eventually consolidated, along with goods from other CaseStack customers, into full truckload shipments destined to major North American retailers.  CaseStack offers its customers shipment visibility, transportation cost savings, high service levels and compliance with retailers’ increasingly stringent supply chain requirements.

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

The following table summarizes our disaggregated revenue by business line (in thousands) for the three months ended March 31:

	Three Months Ended March 31,
	2019	2018
Intermodal	$536,032	$494,452
Truck brokerage	117,587	120,018
Logistics	203,263	162,476
Dedicated	76,116	60,396
Total revenue	$932,998	$837,342

NOTE 5.Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2019	2018

Net income from continuing operations for basic and diluted earnings per share	$23,894	$11,069

Net income from discontinued operations for basic and diluted earnings per share	$-	$5,098

Net income	$23,894	$16,167

Weighted average shares outstanding - basic	33,569	33,375

Dilutive effect of stock options and restricted stock	16	103

Weighted average shares outstanding - diluted	33,585	33,478

Earnings per share from continuing operations
Basic	$0.71	$0.33
Diluted	$0.71	$0.33
Earnings per share from discontinued operations
Basic	$-	$0.15
Diluted	$-	$0.15
Earnings per share net income
Basic	$0.71	$0.48
Diluted	$0.71	$0.48

NOTE 6. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and debt approximated fair value as of March 31, 2019 and December 31, 2018.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of March 31, 2019 and December 31, 2018, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (DDAs), savings accounts and an interest bearing checking account.

Restricted investments, as of March 31, 2019 of $21.1 million and December 31, 2018 of $19.2 million, included mutual funds which are reported at fair value.

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2), or unobservable inputs (Level 3). Cash and cash equivalents, mutual funds, accounts receivable and accounts payable are defined as “Level 1,” while long-term debt is defined as “Level 2” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 7.	Long-Term Debt and Financing Arrangements

At March 31, 2019, we are authorized to borrow up to $350 million under a revolving line of credit.  We have standby letters of credit that expire at various dates in 2019.  As of March 31, 2019, our letters of credit were $28.5 million and we had no borrowings under our bank revolving line of credit.  Our unused and available borrowings were $321.5 million as of March 31, 2019 and $323.0 million as of December 31, 2018.  We were in compliance with our debt covenants as of March 31, 2019 and December 31, 2018.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	March 31,	December 31,
	2019	2018
	(in thousands except principal and interest payments)

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2018 and 2019; interest is paid monthly at a fixed annual rate between 2.85% and 3.59%	$21,660	$11,658

Secured Equipment Notes due on various dates in 2023 commencing on various dates in 2016, 2017, 2018 and 2019; interest is paid monthly at a fixed annual rate between 2.23% and 4.16%	183,124	192,858

Secured Equipment Notes due on various dates in 2022 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.87%	23,179	24,092

Secured Equipment Notes due on various dates in 2021 commencing on various dates from 2014 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	50,824	55,855

Secured Equipment Notes due on various dates in 2020 commencing on various dates from 2013 to 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.78%	27,598	32,904

Secured Equipment Notes due on various dates in 2019 commencing on various dates from 2013 to 2015; interest is paid monthly at a fixed annual rate between 2.05% and 2.62%	9,075	13,417

	315,460	330,784

Less current portion	(100,227)	(101,713)
Total long-term debt	$215,233	$229,071

NOTE 8. Leases, User Charges and Commitments

In February 2016, the FASB issued ASC 842, Leases, (“ASC 842”) which requires lessees to recognize a right-of-use asset (“ROU”) and a lease obligation for all leases. We adopted ASC 842 as of January 1, 2019, in accordance with the standard.  ASC 842 provides an option to apply the transition provisions as of the effective date.  We elected this option when we adopted the new standard using a modified retrospective transition method and recognized a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. In addition, we elected to apply a package of practical expedients and as such did not reassess at the date of initial adoption (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, or (3) initial direct costs for existing leases.  Lessees can also make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less which we elected.

The adoption of this standard resulted in an initial recognition of $40.0 million of ROU assets and $41.4 million of Lease liabilities on our consolidated balance sheet.  The lease liabilities recognized are measured based upon the present value of minimum future payments. The ROU assets are equal to lease liabilities, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheets as of January 1, 2019.

Hub currently does not have any variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate). Some leases have options to extend or terminate the agreement, which Management assesses in determining the estimated lease term.  If any of the options to extend a lease are exercised, this change will be reflected as a remeasurement of the ROU asset and lease liability accordingly.  As of March 31, 2019, the ROU asset and lease liabilities do not reflect any options to extend or terminate a lease as management is not reasonably certain it will exercise any of these options.  Also, current leases do not contain any restrictions or covenants imposed by the leases or residual value guarantees.

Occasionally, Hub will sublease office space or parking spaces. The subleases do not relieve Hub of any of its primary obligations under the original agreement.  Currently, Hub has subleases with an expected annual income totaling $0.5 million.

Subsequent to March 31, 2019, Hub signed new property lease contracts which have not commenced.  Based on the present value of the lease payments, the estimated ROU assets and lease liabilities related to these contracts will total approximately $10.2 million.

Discount rates are not specified on the individual lease contracts at the commencement date. To determine the present value of the lease payments, Hub used its incremental borrowing rate which was determined based on Hub’s credit standing and factoring in the current 12-month LIBOR rate published at the time of the lease commencement. This incremental borrowing rate represents the rate of interest that Hub would have to pay to borrow on a collateralized basis over a similar term and amounts equal to the lease payments in a similar economic environment.

The following table summarizes the lease costs for the three months ended March 31, 2019 (in thousands), which are included in general and administrative costs in the accompanying consolidated statement of income:

Three Months Ended
March 31, 2019

Amortization of finance right-of-use assets	$589
Interest on finance lease liabilities	74
Finance lease cost	663

Operating lease cost	2,606
Short-term lease cost	26
Sublease income	(158)
Total lease cost	$3,137

The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the sheet, as of March 31, 2019 (in thousands):

	Operating Leases	Finance Leases
Less than 1 year	$8,974	$3,212
1-3 years	12,991	4,258
3-5 years	7,837	6
Over 5 years	5,865	-
Minimum lease payments	35,667	7,476
Imputed interest	3,188	339
Present value of minimum lease payments	32,479	7,137
Less: current lease liabilities	8,010	2,988
Long-term lease liabilities	$24,469	$4,149

Other information:	Three Months Ended
March 31, 2019
Operating cash flows from operating leases	$2,374
Financing cash flows from finance leases	740
Operating cash flows from finance leases	74
Cash paid for a lease liabilities	$3,188

Right-of-use assets obtained in exchange for new financing lease liabilities	$6

Rights-of-use assets obtained in exchange for new operating lease liabilities	$1,302

The weighted average remaining lease term and discount rates as of March 31, 2019 (in thousands) are as follows:

Weighted average remaining lease term — finance leases	2.33 years
Weighted average remaining lease term — operating leases	5.26 years

Discount rate — finance leases	3.87%
Discount rate — operating leases	3.37%

NOTE 9. Internal-Use Software

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

In accordance with this ASU, we had capitalized implementation costs of $12.0 million and $10.6 million from our hosting arrangements, net of amortizations, for various corporate software services as of March 31, 2019 and December 31, 2018, respectively.  Prior to adoption, these costs were previously presented as part of Property and equipment and are included in Other assets in the consolidated balance sheet subsequent to adoption.  The amount of capitalized implementation costs for the three months ended March 31, 2019 was $1.6 million.  The corresponding cash flows from capitalized implementation costs incurred in our hosting arrangements is classified as a change in other assets in cash flows from operating activities. The capitalized implementation costs incurred in our hosting arrangements are amortized, once ready for intended use, over the term of the associated hosting arrangements of 3 to 10 years.  The related amortization of capitalized implementation costs are classified as general and administrative expense in the same line item as the expense for fees for the associated hosting arrangement.

NOTE 10.	Legal Matters

We are a defendant in three putative class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, and other items.  Those cases are Robert Parsons v. Estenson Logistics, LLC, et.al. (Sacramento Superior Court), a second lawsuit Robert Parsons v. Estenson Logistics, LLC (Sacramento Superior Court), and Mario Mendez v. Estenson Logistics, LLC (Los Angeles Superior Court). Because of the preliminary nature of these proceedings, the difficulty in ascertaining the applicable facts, the inconsistent treatment of claims made in the proceedings, and the difficulty of predicting the settlement value of these proceedings, we are not able to estimate an amount or range of any reasonably possible losses.  Based on management's present knowledge, management does not believe that loss contingencies arising from these pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

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
NOTE 11.	New Pronouncements

In 2016, the FASB issued ASC 326, Financial Instruments – Credit Losses, (“ASC 326”) that requires credit losses on financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses.  The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. We plan to adopt this standard on January 1, 2020, as required.  We do not believe the adoption of ASC 326 will have a material impact on our consolidated financial statements as the new guidance is consistent with our current accounting policy in determining expected credit losses on financial assets.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and other (Topic 350): simplifying the test for goodwill impairment. This ASU simplifies how all entities assess goodwill for impairment by eliminating step two from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  The standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We plan to adopt this standard on January 1, 2020, as required.  We do not believe the adoption of Topic 350 will have a material effect on our financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting.  Under this new standard, companies will no longer be required to value non-employee awards differently from employee awards.  This means that companies will value all equity classified awards at their grant-date and forgo revaluing the award after this date.  The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  This standard was adopted on January 1, 2019 and had no material impact on our consolidated financial statements.

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

Our dedicated service line, Dedicated, contracts with customers looking to outsource a portion of their transportation needs. We offer a dedicated fleet of equipment and drivers, as well as the management and infrastructure to operate according to the customers’ high service expectations.  As of March 31, 2019, Dedicated leased or owned approximately 1,400 tractors and 5,300 trailers and employed approximately 1,900 drivers.

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

As of March 31, 2019, our subsidiary HGT accounted for 53% of Hub’s drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers. As of March 31, 2019, HGT leased or owned approximately 1,200 tractors and 200 trailers, employed approximately 1,300 drivers and contracted with approximately 1,300 owner-operators.

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

Hub’s top 50 customers represent approximately 67% of revenue for the three months ended March 31, 2019. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Strategic Transactions

On August 31, 2018, we sold the membership interests of our Mode Transportation, LLC (“Mode”) subsidiary to an affiliate of York Capital Management (“Purchaser”).  Mode’s temperature protected division (“Temstar”) was not included in the transaction and is now included in our intermodal line of business.

Prior to the decision to sell Mode, Hub historically reported two distinct and reportable business segments.  As a result of the decision to sell Mode, which was accounted for as discontinued operations in 2018, we have one reporting segment.  Revenue and costs related to Hub’s business that did not comprise Mode are reported within results from continuing operations.  All revenues and costs related to Mode’s business are presented in results from discontinued operations. Unless otherwise stated, the information disclosed in Management’s Discussion and Analysis refers to continuing operations.  See Note 3 of the Consolidated Financial Statements for additional information regarding results from discontinued operations.

On December 3, 2018, a subsidiary of Hub Group, Inc. closed on the Agreement and Plan of Merger (the “Merger Agreement”) to acquire CaseStack, Inc. (“CaseStack”).  Total consideration for the transaction was $252.9 million.  To facilitate the acquisition we paid $248.7 million in cash, $3.5 million was a deferred purchase consideration and $0.7 million was a working capital adjustment that was paid in cash in April 2019.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended March 31,
	2019	2018
Intermodal	$536,032	$494,452
Truck brokerage	117,587	120,018
Logistics	203,263	162,476
Dedicated	76,116	60,396
Total revenue	$932,998	$837,342

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2019		2018
Revenue	$932,998	100.0%	$837,342	100.0%
Transportation costs	805,709	86.4%	746,303	89.1%
Gross margin	127,289	13.6%	91,039	10.9%

Costs and expenses:
Salaries and benefits	62,028	6.6%	52,304	6.3%
General and administrative	22,918	2.5%	18,437	2.2%
Depreciation and amortization	6,754	0.7%	3,763	0.4%
Total costs and expenses	91,700	9.8%	74,504	8.9%

Operating income	$35,589	3.8%	$16,535	2.0%

Revenue

Hub’s revenue increased 11.4% to $933.0 million in 2019 from $837.3 million in 2018. Intermodal revenue increased 8.4% to $536.0 million due to improved pricing and higher fuel revenue, partially offset by a 1.2% decrease in volume.  Truck brokerage revenue decreased 2.0% to $117.6 million.  Truck brokerage handled 19.5% more loads while fuel, price and mix combined were down 21.5% due primarily to the addition of CaseStack, which handles LTL freight.  Logistics revenue increased 25.1% to $203.3 million due to the addition of CaseStack, benefits from continuous improvements and cross selling to our customers and improved yield processes partially offset by lost customers. Dedicated revenue increased 26.0% to $76.1 million primarily due to improved pricing and growth with new accounts which was partially offset by lost customers.

Transportation Costs

Hub’s transportation costs increased 8.0% to $805.7 million in 2019 from $746.3 million in 2018. Transportation costs in 2019 consisted of purchased transportation costs of $652.8 million and equipment and driver related costs of $152.9 million compared to 2018, which consisted of purchased transportation costs of $608.2 million and equipment and driver related costs of $138.1 million. The 7.3% increase in purchased transportation costs was primarily due to rail cost increases, an increase in fuel costs, higher third-party carrier costs and higher volumes primarily in truck brokerage, and the addition of CaseStack. Equipment and driver related costs increased 10.7% in 2019 primarily due to the equipment and driver related costs of Dedicated.

Gross Margin

Hub’s gross margin increased 39.8% to $127.3 million in 2019 from $91.0 in 2018.  The $36.3 million gross margin increase was the result of increases in all lines of business and the addition of CaseStack. Intermodal gross margin increased due to implementing our pricing strategy which improved network balance. Partially offsetting the intermodal gross margin growth were higher rail and drayage costs and 0.9 days worse utilization primarily due to rail service. Truck brokerage gross margin increased due to the implementation of our new operating and procurement processes, pricing philosophy, compensation changes, and increased alignment with the sales organization, as well as the addition of CaseStack. Logistics gross margin increased due to the addition of CaseStack, price increases and benefits from continuous improvement efforts partially offset by lost customers and changes in customer mix. Dedicated gross margin improved due to the implementation of our yield management processes and improved operational discipline.

As a percentage of revenue, Hub’s gross margin increased to 13.6% in 2019 from 10.9% in 2018.  Intermodal gross margin as a percentage of sales increased 200 basis points because of improved pricing, partially offset by rail and drayage transportation cost increases.  Truck brokerage gross margin as a percentage of sales increased 250 basis points due to improved procurement processes and the addition of CaseStack. Logistics gross margin as a percentage of sales increased 570 basis points due to the addition of CaseStack, price increases and improved yield processes. Dedicated gross margin as a percentage of sales increased 140 basis points due to improved pricing.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Hub’s salaries and benefits increased to $62.0 million in 2019 from $52.3 million in 2018.  As a percentage of revenue, Hub’s salaries and benefits increased to 6.6% in 2019 from 6.3% in 2018.

Hub’s salaries and benefits increase of $9.7 million was primarily due to the addition of CaseStack employees.  Additional increases included $2.5 million for additional compensation expenses.

Hub’s headcount as of March 31, 2019 and 2018 was 2,247 and 1,897 respectively, which excludes drivers, as driver costs are included in transportation costs. The increase in Hub’s headcount is due primarily to the acquisition of CaseStack.

General and Administrative

Hub’s general and administrative expenses increased to $22.9 million in 2019 from $18.4 million in 2018.  These expenses, as a percentage of revenue, increased to 2.5% in 2019 from 2.2% in 2018.

The increase of $4.5 million was due to $2.1 million of general and administrative expenses related to the acquisition of CaseStack, outside services, primarily IT consulting services, of $2.2 million and an increase in insurance expense of $0.2 million.

Depreciation and Amortization

Hub’s depreciation and amortization increased to $6.8 million in 2019 from $3.8 million 2018.  As a percentage of revenue, these expenses increased to 0.7% in 2019 from 0.4% in 2018.  This increase was related primarily to the $2.3 million of amortization for CaseStack customer relationships.

Other Income (Expense)

Hub’s other expense increased to $2.7 million in 2019 from $2.1 million in 2018 due to the additional interest costs related to our equipment debt, partially offset by more interest income.

Provision for Income Taxes

The provision for income taxes increased to $9.0 million in 2019 from $3.3 million in 2018.  We provided for income taxes using an effective rate of 27.3% in 2019 and an effective rate of 23.0% in 2018.  The 2019 effective tax rate was higher primarily due to a tax shortfall related to stock-based compensation realized in the first quarter of 2019, compared to an excess tax benefit realized in the first quarter of 2018.  We expect our effective tax rate for the entire year of 2019 will range from 25.0% to 26.0%.

Net Income

Net income increased to $23.9 million in 2019 from $11.1 million in 2018 due primarily to increased margin, partially offset by the increase in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2019, we funded operations, capital expenditures, finance leases, repayments of debt and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the three months ended March 31, 2019 was $63.4 million, which resulted primarily from income of $23.9 million, non-cash charges of $38.8 million and a positive change in operating assets and liabilities of $0.7 million.

Cash provided by operating activities increased $30.2 million in 2019 versus 2018. The increase was due to a $12.1 million increase in non-cash items, a $10.4 million increase in the changes of operating assets and liabilities and $7.7 higher net income in 2019 as compared to 2018.

The positive change in non-cash items was due to an increase in depreciation and amortization related to equipment purchases as well as additional amortization incurred for lease accounting of $9.8 million, an increase in deferred taxes of $1.6 million and compensation expense related to stock-based compensation plans of $1.4 million, partially offset by the increase in the gain on sale of equipment of $0.7 million. The increase in the changes of operating assets and liabilities of $10.4 million was caused by increases in the change of accounts receivable of $21.3 million, prepaid expenses of $5.9 million, accounts payable of $5.0 million, non-current liabilities of $2.4 million and prepaid taxes of $0.5 million. These increases were partially offset by decreases in accrued expenses of $19.2 million, restricted investments of $2.8 million and other assets of $2.7 million.

Net cash provided by investing activities for the three months ended March 31, 2019 was $6.2 million.  Proceeds from the disposition of discontinued operations was $19.4 million while the increase in proceeds from the sale of equipment was $3.8 million. Capital expenditures of $17.0 million related primarily to containers of $7.1 million, technology investments of $6.6 million and tractors of $3.2 million.

Net cash used in investing activities for the quarter ended March 31, 2018 was $21.7 million.  The increase in net cash provided by investing activities of $27.8 million in 2019 versus 2018 was due primarily to higher proceeds related to the disposition of discontinued operations of $19.4 million and the increase in proceeds from the sale of equipment of $3.3 million partially offset by the decrease in capital expenditures of $5.1 million related primarily to tractors and transportation equipment.

We estimate our capital expenditures will range from $115 million to $125 million in 2019, primarily for tractors, containers, trailers and a new building in Oak Brook as well as technology investments.

The net cash used in financing activities for the three months ended March 31, 2019 was $18.6 million, which resulted from the repayment of long-term debt of $25.8 million, stock tendered for payments of withholding taxes of $2.6 million and finance lease payments of $0.7 million partially offset by proceeds from the issuance of long-term debt of $10.5 million.

The decrease in net cash used in financing activities of $3.5 million in 2019 versus 2018 was primarily due to a decrease in the repayments of long-term debt of $8.5 million and stock tendered for payments of withholding taxes of $1.3 million partially offset by a decrease of proceeds from the issuance of long-term debt of $6.3 million.

As a result of anticipated favorable timing differences related to depreciation, we expect our cash paid for income taxes in 2019 to be less than our income tax expense.

At March 31, 2019, we are authorized to borrow up to $350 million under a revolving line of credit.  We have standby letters of credit that expire at various dates in 2019.  As of March 31, 2019, our letters of credit were $28.5 million and we had no borrowings under our bank revolving line of credit.  Our unused and available borrowings were $321.5 million as of March 31, 2019 and $323.0 as of December 31, 2018.  We were in compliance with our debt covenants as of March 31, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three months ended March 31, 2019. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 7 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended March 31, 2019.

As of March 31, 2019, we had no borrowings under our bank revolving line of credit. Our unused and available borrowings were $321.5 million and $323.0 million as of March 31, 2019 and December 31, 2018.

Item 4.	CONTROLS AND PROCEDURES

As of March 31, 2019, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2019.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information
Item 1.	Legal Proceedings

During the three months ended March 31, 2019, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, except those disclosed in Note 10 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.	Risk Factors

During the three months ended March 31, 2019, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We do not currently have a share repurchase plan in place.  During the first quarter of 2019, we purchased 68,908 shares at a weighted average price of $37.42 per share related to employee withholding upon vesting of restricted stock.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement dated January 3, 2019 between Hub Group, Inc. and David Marsh.

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	May 6, 2019	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)