Form 10-Q
period 2019-06-30
Hub Group, Inc.
filed 2019-08-02
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

On July 30, 2019, the registrant had 33,416,592 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	HUBG	NASDAQ

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$149,863	$61,435
Accounts receivable trade, net	421,139	477,088
Other receivables	3,282	22,021
Prepaid taxes	1,038	616
Prepaid expenses and other current assets	11,602	27,533
TOTAL CURRENT ASSETS	586,924	588,693

Restricted investments	21,972	19,236
Property and equipment, net	651,057	681,859
Right-of-use assets - operating leases	32,165	-
Right-of-use assets - financing leases	7,021	-
Other intangibles, net	127,878	134,788
Goodwill, net	484,568	483,584
Other assets	18,534	16,738
TOTAL ASSETS	$1,930,119	$1,924,898

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$233,399	$272,859
Accounts payable other	11,974	10,906
Accrued payroll	41,402	55,535
Accrued other	80,271	82,900
Lease liability - operating leases	8,468	-
Lease liability - financing leases	3,004	2,845
Current portion of long-term debt	98,601	101,713
TOTAL CURRENT LIABILITIES	477,119	526,758

Long-term debt	199,194	229,071
Non-current liabilities	34,537	29,619
Lease liability - operating leases	25,351	-
Lease liability - financing leases	3,384	4,739
Deferred taxes	157,952	153,877

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2019 and 2018	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2019 and 2018; 33,855,740 shares outstanding in 2019 and 33,793,709 shares outstanding in 2018	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2019 and 2018	7	7
Additional paid-in capital	170,619	172,220
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,125,541	1,072,456
Accumulated other comprehensive loss	(178)	(182)
Treasury stock; at cost, 7,369,052 shares in 2019 and 7,431,083 shares in 2018	(248,361)	(248,621)
TOTAL STOCKHOLDERS' EQUITY	1,032,582	980,834
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,930,119	$1,924,898

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Revenue	$921,163	$894,734	$1,854,161	$1,732,076
Transportation costs	788,460	793,743	1,594,169	1,540,046
Gross margin	132,703	100,991	259,992	192,030

Costs and expenses:
Salaries and benefits	60,859	54,068	122,887	106,373
General and administrative	24,028	17,794	46,946	36,230
Depreciation and amortization	7,095	3,723	13,849	7,486
Total costs and expenses	91,982	75,585	183,682	150,089

Operating income	40,721	25,406	76,310	41,941

Other income (expense):
Interest expense	(2,690)	(2,187)	(5,746)	(4,291)
Interest income	595	14	968	25
Other, net	(30)	(182)	(70)	(231)
Total other expense	(2,125)	(2,355)	(4,848)	(4,497)

Income from continuing operations before income taxes	38,596	23,051	71,462	37,444

Income tax expense	9,379	5,897	18,351	9,221

Income from continuing operations	$29,217	$17,154	$53,111	$28,223

Income from discontinued operations, net of income taxes	-	4,897	-	9,995

Net income	29,217	22,051	53,111	38,218

Other comprehensive income:
Foreign currency translation adjustments	(3)	(25)	4	4

Total comprehensive income	$29,214	$22,026	$53,115	$38,222

Earnings per share from continuing operations
Basic	$0.87	$0.51	$1.58	$0.84
Diluted	$0.87	$0.51	$1.58	$0.84

Earnings per share from discontinued operations
Basic	$-	$0.15	$-	$0.30
Diluted	$-	$0.15	$-	$0.30

Earnings per share net income
Basic	$0.87	$0.66	$1.58	$1.14
Diluted	$0.87	$0.66	$1.58	$1.14

Basic weighted average number of shares outstanding	33,552	33,389	33,560	33,382
Diluted weighted average number of shares outstanding	33,715	33,562	33,650	33,520

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS SOTCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance March 31, 2018	41,887,088	$419	$165,078	$(15,458)	$886,883	$(165)	(7,510,187)	$(251,083)	$785,674
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(2,775)	(123)	(123)
Issuance of restricted stock awards, net of forfeitures	-	-	54	-	-	-	5,339	(54)	-
Share-based compensation expense	-	-	3,482	-	-	-	-	-	3,482
Net income	-	-	-	-	22,051	-	-	-	22,051
Foreign currency translation adjustment	-	-	-	-	-	(25)	-	-	(25)
Balance June 30, 2018	41,887,088	$419	$168,614	$(15,458)	$908,934	$(190)	(7,507,623)	$(251,260)	$811,059

Balance March 31, 2019	41,887,088	$419	$163,340	$(15,458)	$1,096,324	$(175)	(7,114,310)	$(237,386)	$1,007,064
Purchase of treasury shares							(181,811)	(7,282)	(7,282)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(3,805)	(168)	(168)
Issuance of restricted stock awards, net of forfeitures	-	-	3,525	-	-	-	(69,126)	(3,525)	-
Share-based compensation expense	-	-	3,754	-	-	-	-	-	3,754
Net income	-	-	-	-	29,217	-	-	-	29,217
Foreign currency translation adjustment	-	-	-	-	-	(3)	-	-	(3)
Balance June 30, 2019	41,887,088	$419	$170,619	$(15,458)	$1,125,541	$(178)	(7,369,052)	$(248,361)	$1,032,582

Balance December 31, 2017	41,887,088	$419	$173,011	$(15,458)	$870,716	$(194)	(7,777,722)	$(258,622)	$769,872
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(82,265)	(4,017)	(4,017)
Issuance of restricted stock awards, net of forfeitures	-	-	(11,379)	-	-	-	352,364	11,379	-
Share-based compensation expense	-	-	6,982	-	-	-	-	-	6,982
Net income	-	-	-	-	38,218	-	-	-	38,218
Foreign currency translation adjustment	-	-	-	-	-	4	-	-	4
Balance June 30, 2018	41,887,088	$419	$168,614	$(15,458)	$908,934	$(190)	(7,507,623)	$(251,260)	$811,059

Balance December 31, 2018	41,887,088	$419	$172,220	$(15,458)	$1,072,456	$(182)	(7,431,083)	$(248,621)	$980,834
Purchase of treasury stock							(181,811)	(7,282)	(7,282)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(72,713)	(2,746)	(2,746)
Issuance of restricted stock awards, net of forfeitures	-	-	(10,288)	-	-	-	316,555	10,288	-
Share-based compensation expense	-	-	8,687	-	-	-	-	-	8,687
Net income	-	-	-	-	53,111	-	-	-	53,111
Adoption of ASU 2016-02	-	-	-	-	(26)	-	-	-	(26)
Foreign currency translation adjustment	-	-	-	-	-	4	-	-	4
Balance June 30, 2019	41,887,088	$419	$170,619	$(15,458)	$1,125,541	$(178)	(7,369,052)	$(248,361)	$1,032,582

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net Income	$53,111	$38,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,029	38,251
Deferred taxes	4,272	11,767
Compensation expense related to share-based compensation plans	8,687	6,982
Contingent consideration adjustment	-	(3,571)
Gain on sale of assets	(1,526)	(90)
Changes in operating assets and liabilities:
Restricted investments	(2,736)	74
Accounts receivable, net	55,089	(29,748)
Prepaid taxes	(422)	6,820
Prepaid expenses and other current assets	15,932	9,935
Other assets	(2,349)	1,869
Accounts payable	(38,391)	9,878
Accrued expenses	(14,620)	4,857
Non-current liabilities	1,187	2,382
Net cash provided by operating activities	135,263	97,624

Cash flows from investing activities:
Proceeds from sale of equipment	7,664	1,234
Purchases of property and equipment	(28,712)	(69,261)
Proceeds from the disposition of discontinued operations	19,439	-
Acquisition, net of cash acquired	(734)	-
Net cash used in investing activities	(2,343)	(68,027)

Cash flows from financing activities:
Purchase of treasury stock	(7,282)	-
Proceeds from issuance of debt	18,335	58,161
Repayments of long term debt	(51,324)	(84,051)
Stock tendered for payments of withholding taxes	(2,746)	(4,017)
Finance lease payments	(1,465)	(1,483)
Net cash used in financing activities	(44,482)	(31,390)

Effect of exchange rate changes on cash and cash equivalents	(10)	(11)

Net (decrease) increase in cash and cash equivalents	88,428	(1,804)
Cash and cash equivalents beginning of the period	61,435	28,557
Cash and cash equivalents end of the period	$149,863	$26,753

Supplemental disclosures of cash paid for:
Interest	$5,578	$4,182
Income taxes	$21,500	$752

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2019 and results of operations for the six months ended June 30, 2019 and 2018.  Certain amounts in prior periods have been reclassified to conform with current period presentation.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2. Acquisition

On December 3, 2018, a subsidiary of Hub Group, Inc. closed on the Agreement and Plan of Merger (the “Merger Agreement”) to acquire CaseStack, Inc. (“CaseStack”).  Total consideration for the transaction was $252.9 million.  To facilitate the acquisition we paid $249.4 million in cash, of which $248.7 million was paid in December of 2018 and $0.7 million in April 2019, there was also a deferred purchase consideration of $3.5 million.  The deferred purchase consideration is included in Accrued Other in our consolidated balance sheet and is being paid equally over twenty-four months.

The acquisition of CaseStack expanded our logistics service offering to include transportation and warehousing consolidation solutions for consumer packaged goods companies selling into the North American retail channel.  The acquisition also added scale to our truck brokerage service offering, particularly in the less-than-truckload segment of the market.

The following table summarizes the total purchase price allocated to the net assets acquired (in thousands):

Cash paid	$249,389
Deferred purchase consideration	3,469
Total consideration	$252,858

The following table summarizes the allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Accounts receivable trade	$31,896
Prepaid expenses and other current assets	694
Property and equipment	3,247
Deferred tax assets	6,433
Goodwill	166,070
Other intangibles	75,600
Other assets	120
Total assets acquired	$284,060

Accounts payable trade	$24,542
Accrued payroll	2,811
Accrued other	3,849
Total liabilities assumed	$31,202

Total consideration	$252,858

The CaseStack acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.”  Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their fair values as of December 3, 2018 with the remaining unallocated purchase price recorded as goodwill.  The goodwill recognized in the CaseStack acquisition was primarily attributable to potential expansion and future development of the acquired business.

Tax history and attributes including net operating loss carryovers and other deferred tax assets are inherited in an equity purchase such as this, while goodwill is not tax deductible.

The components of “Other intangibles” listed in the above table as of the acquisition date are as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	June 30, 2019	Life
Customer relationships - logistics services	$65,600	$3,827	$61,773	10 years
Customer relationships - transportation services	$8,700	$1,015	$7,685	5 years
Trade name	$1,300	$506	$794	18 months

The above intangible assets are amortized using the straight-line method.  Amortization expense related to this acquisition for the three and six month periods ended June 30, 2019 was $2.3 million and $4.6 million.  The intangible assets have a weighted average useful life of approximately 9 years.  Amortization expense related to CaseStack for the next five years is as follows (in thousands):

Total
Remainder 2019	$4,584
2020	$8,661
2021	$8,300
2022	$8,300
2023	$8,155

The following unaudited pro forma consolidated results of operations presents the effects of CaseStack as though it had been acquired as of January 1, 2018 (in thousands, except for per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenue	$955,180	$1,853,199
Income from continuing operations	$18,771	$32,086
Earnings per share (1)
Basic	$0.56	$0.96
Diluted	$0.56	$0.96
(1)	Earnings per share is from continuing operations.

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

NOTE 3. Discontinued Operations

On August 31, 2018, Hub Group, Inc. entered into the Purchase Agreement with Mode Transportation, LLC (“Mode”), a direct wholly-owned subsidiary of the Company, and Mode Purchaser, Inc., an affiliate of York Capital Management (“Purchaser”) pursuant to which the Company sold all of the issued and outstanding membership interests of Mode to Purchaser (the “Disposition”). Total consideration received by the Company for the Disposition in the third quarter of 2018 was $238.5 million in cash, subject to customary purchase price adjustments.  An additional $19.4 million consideration receivable was recorded in other receivables in the Consolidated Balance Sheet in the fourth quarter of 2018 due to the settlement of the net working capital and other contractual adjustments.  The $19.4 million consideration receivable was  received in the first quarter of 2019.

During the three months ended June 30, 2018, Mode had revenue of $18.0 million from Hub and Hub had revenue of $5.3 million from Mode.  During the six months ended June 30, 2018 Mode LLC had revenue of $31.5 million from Hub and Hub had revenue of $15.2 million from Mode LLC.  These sales were eliminated on our Consolidated Statements of Income.  In connection with the Disposition, the Company and Mode entered into a transition services agreement pursuant to which both the Company and Mode provided certain immaterial transition services to the other party.  The agreement was completed during the second quarter of 2019.

The 2018 results associated with Mode are classified as income from discontinued operations, net of income taxes, in our Consolidated Statements of Income.  Income from discontinued operations is comprised of the following:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Revenue	$284,360	$542,988
Transportation costs	249,161	476,037
Gross margin	35,199	66,951

Costs and expenses:
Salaries and benefits	4,022	7,726
General and administrative	24,392	45,600
Depreciation and amortization	237	479
Total costs and expenses	28,651	53,805

Operating income from discontinued operations	6,548	13,146

Other income (expense)
Interest income	8	18
Other, net	(8)	(13)
Total other income	-	5

Income from discontinued operations before income taxes	6,548	13,151
Provision for income taxes	1,651	3,156

Income from discontinued operations	$4,897	$9,995

Selling, general and administrative expenses recorded in discontinued operations include corporate costs incurred directly in support of Mode.

The receipt of the consideration receivable from Mode has been presented in the Consolidated Statements of Cash Flows under investing activities for the six months ended June 30, 2019.  Total operating and investing cash flows of discontinued operations for the six months ended June 30, 2018 are comprised of the following, which exclude the effect of income taxes:

Six Months Ended
(in thousands)	June 30, 2018
Net cash used in operating activities	(562)
Net cash used in investing activities	(1,387)

NOTE 4. Revenue from Contracts with Customers

On January 1, 2018, we adopted the Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers.

The Company capitalizes commissions incurred in connection with obtaining a contract.  Capitalized commission fees are amortized based on the transfer of services to which the assets relate and are included in selling, general and administrative expenses.  In 2019 and 2018, the amount of commissions that were capitalized and the related amortization were both immaterial.

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

The following table summarizes our disaggregated revenue by business line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Intermodal	$542,890	$538,123	$1,078,923	$1,032,575
Truck brokerage	107,081	114,936	224,669	234,955
Logistics	193,463	167,822	396,725	330,297
Dedicated	77,729	73,853	153,844	134,249
Total revenue	$921,163	$894,734	$1,854,161	$1,732,076

NOTE 5. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2019	2018	2019	2018

Net income from continuing operations for basic and diluted earnings per share	$29,217	$17,154	$53,111	$28,223

Net income from discontinued operations for basic and diluted earnings per share	$-	$4,897	$-	$9,995

Net income	$29,217	$22,051	$53,111	$38,218

Weighted average shares outstanding - basic	33,552	33,389	33,560	33,382

Dilutive effect of stock options and restricted stock	163	173	90	138

Weighted average shares outstanding - diluted	33,715	33,562	33,650	33,520

Earnings per share from continuing operations
Basic	$0.87	$0.51	$1.58	$0.84
Diluted	$0.87	$0.51	$1.58	$0.84
Earnings per share from discontinued operations
Basic	$-	$0.15	$-	$0.30
Diluted	$-	$0.15	$-	$0.30
Earnings per share net income
Basic	$0.87	$0.66	$1.58	$1.14
Diluted	$0.87	$0.66	$1.58	$1.14

Under the May 28, 2019 authorization from the Company’s Board of Directors, in July 2019, we purchased an additional 444,509 shares of our Class A Common Stock for $17.7 million.

NOTE 6. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2019 and December 31, 2018.  As of June 30, 2019 and December 31, 2018 the fair value of the Company’s fixed-rate borrowings was $4.5 million more and $0.4 million less than the historical carrying value of $297.8 million and $330.8 million.  The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of June 30, 2019 and December 31, 2018, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (DDAs), savings accounts and an interest bearing checking account.

Restricted investments, as of June 30, 2019 of $22.0 million and December 31, 2018 of $19.2 million, included mutual funds which are reported at fair value.

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

NOTE 7. Long-Term Debt and Financing Arrangements

At June 30, 2019, we were authorized to borrow up to $350 million under a revolving line of credit.  We have standby letters of credit that expire at various dates in 2019 and 2020.  As of June 30, 2019, our letters of credit were $29.7 million and we had no borrowings under our bank revolving line of credit. Our unused and available borrowings were $320.3 million as of June 30, 2019 and $323.0 million as of December 31, 2018.  We were in compliance with our debt covenants as of June 30, 2019.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	June 30,	December 31,
	2019	2018
	(in thousands except principal and interest payments)

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2018 and 2019; interest is paid monthly at a fixed annual rate between 2.83% and 3.59%	$28,699	$11,658

Secured Equipment Notes due on various dates in 2023 commencing on various dates in 2016, 2017, 2018 and 2019; interest is paid monthly at a fixed annual rate between 2.23% and 4.16%	173,468	192,858

Secured Equipment Notes due on various dates in 2022 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.87%	21,247	24,092

Secured Equipment Notes due on various dates in 2021 commencing on various dates from 2014 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	45,475	55,855

Secured Equipment Notes due on various dates in 2020 commencing on various dates from 2013 to 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.78%	23,378	32,904

Secured Equipment Notes due on various dates in 2019 commencing on various dates from 2013 to 2015; interest is paid monthly at a fixed annual rate between 2.05% and 2.62%	5,528	13,417

	297,795	330,784

Less current portion	(98,601)	(101,713)
Total long-term debt	$199,194	$229,071

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

As of June 30, 2019, Hub recognized $39.2 million of ROU assets and $40.2 million of Lease liabilities on our consolidated balance sheet.  The lease liabilities recognized are measured based upon the present value of minimum future payments. The ROU assets are equal to lease liabilities, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheets.

Hub currently does not have any variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate). Some leases have options to extend or terminate the agreement, which Management assesses in determining the estimated lease term.  If any of the options to extend a lease are exercised, this change will be reflected as a remeasurement of the ROU asset and lease liability accordingly.  As of June 30, 2019, the ROU asset and lease liabilities do not reflect any options to extend or terminate a lease as management is not reasonably certain it will exercise any of these options.  Also, current leases do not contain any restrictions or covenants imposed by the leases or residual value guarantees.

Occasionally, Hub will sublease office space or parking spaces. The subleases do not relieve Hub of any of its primary obligations under the original agreement.  Currently, Hub has subleases with an expected annual income totaling $0.6 million.

As of June 30, 2019, Hub signed new property lease contracts which have not commenced.  Based on the present value of the lease payments, the estimated ROU assets and lease liabilities related to these contracts will total approximately $17.6 million.

Discount rates are not specified on the individual lease contracts at their commencement dates. To determine the present value of the lease payments, Hub used its incremental borrowing rate which was determined based on Hub’s credit standing and factoring in the current 12-month LIBOR rate published at the time of the lease commencement. This incremental borrowing rate represents the rate of interest that Hub would have to pay to borrow on a collateralized basis over a similar term and amounts equal to the lease payments in a similar economic environment.

The following table summarizes the lease costs for the three and six months ended June 30, 2019 (in thousands), which are included in general and administrative costs in the accompanying consolidated statement of income:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019

Amortization of finance right-of-use assets	$580	$1,170
Interest on finance lease liabilities	67	140
Finance lease cost	647	1,310

Operating lease cost	2,706	5,313
Short-term lease cost	36	62
Sublease income	(159)	(318)
Total lease cost	$3,230	$6,367

The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the sheet, as of June 30, 2019 (in thousands):

	Operating Leases	Finance Leases
Less than 1 year	$9,494	$3,199
1-3 years	14,576	3,458
3-5 years	7,790	4
Over 5 years	5,156	-
Minimum lease payments	37,016	6,661
Imputed interest	3,197	273
Present value of minimum lease payments	33,819	6,388
Less: current lease liabilities	8,468	3,004
Long-term lease liabilities	$25,351	$3,384

Other information:	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating cash flows from operating leases	$2,342	$4,716
Financing cash flows from finance leases	725	1,465
Operating cash flows from finance leases	66	140
Cash paid for lease liabilities	$3,133	$6,321

Right-of-use assets obtained in exchange for new financing lease liabilities	$-	$6

Rights-of-use assets obtained in exchange for new operating lease liabilities	$3,686	$4,988

The weighted average remaining lease term and discount rates as of June 30, 2019 (in thousands) are as follows:

Weighted average remaining lease term — finance leases	2.09 years
Weighted average remaining lease term — operating leases	4.99 years

Discount rate — finance leases	3.88%
Discount rate — operating leases	3.45%

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

In accordance with this ASU, we had capitalized implementation costs of $13.8 million and $10.6 million from our hosting arrangements, net of amortizations, for various corporate software services as of June 30, 2019 and December 31, 2018, respectively.   Prior to adoption, these costs were previously presented as part of Property and equipment and are included in Other assets in the consolidated balance sheet subsequent to adoption.  The amount of capitalized implementation costs for the three and six months ended June 30, 2019 was $2.0 million and $3.6 million.  The corresponding cash flows from capitalized implementation costs incurred in our hosting arrangements is classified as a change in other assets in cash flows from operating activities. The capitalized implementation costs incurred in our hosting arrangements are amortized, once ready for intended use, over the term of the associated hosting arrangements of 3 to 10 years.  The related amortization of capitalized implementation costs are classified as general and administrative expense in the same line item as the expense for fees for the associated hosting arrangement.

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

The Company believes that the California independent contractor truck drivers were properly classified as independent contractors at all times.  Nevertheless, because lawsuits are expensive, time-consuming and could interrupt our business operations, HGT decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  As of June 30, 2019, 96% of the California drivers have accepted the settlement offers.  In late 2014, HGT decided to convert its model from independent contractors to employee drivers in California (the “Conversion”).  In early 2016, HGT closed its operations in Southern California.

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

NOTE 11. New Accounting Pronouncements

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

Our dedicated service line, Dedicated, contracts with customers looking to outsource a portion of their transportation needs. We offer a dedicated fleet of equipment and drivers, as well as the management and infrastructure to operate according to the customers’ high service expectations.  As of June 30, 2019, Dedicated leased or owned approximately 1,300 tractors and 5,200 trailers and employed approximately 1,800 drivers.

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

As of June 30, 2019, our subsidiary HGT accounted for 54% of Hub’s drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers.  As of June 30, 2019, HGT leased or owned approximately 1,200 tractors and 200 trailers, employed approximately 1,300 drivers and contracted with approximately 1,300 owner-operators.

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

Hub’s top 50 customers represent approximately 67% of revenue for the three months ended June 30, 2019. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Strategic Transactions

On August 31, 2018, we sold the membership interests of our Mode subsidiary to an affiliate of York Capital Management (“Purchaser”).  Mode’s temperature protected division (“Temstar”) was not included in the transaction and is now included in our intermodal line of business.

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

On December 3, 2018, a subsidiary of Hub Group, Inc. closed on the Agreement and Plan of Merger (the “Merger Agreement”) to acquire CaseStack.  Total consideration for the transaction was $252.9 million.  To facilitate the acquisition we paid $249.4 million in cash, of which $248.7 million was paid in December 2018 and $0.7 million in April 2019, there was also a deferred purchase consideration of $3.5 million.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended June 30,
	2019	2018
Intermodal	$542,890	$538,123
Truck brokerage	107,081	114,936
Logistics	193,463	167,822
Dedicated	77,729	73,853
Total revenue	$921,163	$894,734

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	June 30,
	2019		2018
Revenue	$921,163	100.0%	$894,734	100.0%
Transportation costs	788,460	85.6%	793,743	88.7%
Gross margin	132,703	14.4%	100,991	11.3%

Costs and expenses:
Salaries and benefits	60,859	6.6%	54,068	6.1%
General and administrative	24,028	2.6%	17,794	2.0%
Depreciation and amortization	7,095	0.8%	3,723	0.4%
Total costs and expenses	91,982	10.0%	75,585	8.5%

Operating income	$40,721	4.4%	$25,406	2.8%

Revenue

Hub’s revenue increased 3.0% to $921.2 million in 2019 from $894.7 million in 2018.  Intermodal revenue increased 0.9% to $542.9 million due to continued focus on yield management and enhanced efficiency, partially offset by a 7.2% decrease in volume due to a softening demand environment, increased truckload and intermodal competition and a 2.2% volume decrease from lane cancellations and weather disruptions.  Truck brokerage revenue decreased 6.8% to $107.1 million.  Truck brokerage handled 17.9% more loads while fuel, price and mix combined were down 24.7% due primarily to the addition of the CaseStack LTL brokerage business.  Logistics revenue increased 15.3% to $193.5 million due to the addition of CaseStack, benefits from continuous improvements and cross selling to our customers and improved pricing partially offset by lost customers. Dedicated revenue increased 5.2% to $77.7 million primarily due to improved pricing and growth with new accounts.

Transportation Costs

Hub’s transportation costs decreased 0.7% to $788.5 million in 2019 from $793.7 million in 2018. Transportation costs in 2019 consisted of purchased transportation costs of $631.7 million and equipment and driver related costs of $156.8 million compared to 2018, which consisted of purchased transportation costs of $639.7 million and equipment and driver related costs of $154.0 million. The 1.3% decrease in purchased transportation costs was primarily due to lower volumes in intermodal, and lower fuel costs partially offset by rail cost increases and higher drayage costs. Equipment and driver related costs increased 1.8% in 2019 primarily due to equipment costs.

Gross Margin

Hub’s gross margin increased 31.4% to $132.7 million in 2019 from $101.0 million in 2018.  The $31.7 million gross margin increase was the result of increases in all lines of business and the addition of CaseStack. Intermodal gross margin increased due to our yield management strategy. Partially offsetting the intermodal gross margin growth were higher rail and drayage costs and a 7.2% decrease in volume. Truck brokerage gross margin increased due to a 17.9% increase in volume, the implementation of our new operating model and yield management strategy, and the addition of CaseStack. Logistics gross margin increased due to the addition of CaseStack and realization of benefits from our improved yield management and continuous improvement efforts, partially offset by lost customers. Dedicated gross margin improved due to the implementation of our yield management processes, our continuous improvement philosophy, our improved operational discipline, and the addition of new customers.

As a percentage of revenue, gross margin increased to 14.4% in 2019 from 11.3% in 2018.  Intermodal gross margin as a percentage of sales increased 180 basis points because of improved pricing and our yield management and continuous improvement efforts, partially offset by rail and drayage transportation cost increases.  Truck brokerage gross margin as a percentage of sales was up 380 basis points due to changes in customer mix, our new operating model and the addition of CaseStack. Logistics gross margin as a percentage of sales was up 540 basis points due to changes in customer mix and the addition of CaseStack. Dedicated gross margin as a percentage of sales was up 710 basis points due to improved pricing and operational discipline.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Hub’s salaries and benefits increased to $60.9 million in 2019 from $54.1 million in 2018.  As a percentage of revenue, Hub’s salaries and benefits increased to 6.6% in 2019 from 6.1% in 2018.  The Hub salaries and benefits increase of $6.8 million was primarily due to the addition of CaseStack employees, higher compensation expenses of $2.3 million, partially offset by lower bonus expense of $1.9 million, lower commission expense of $1.1 million, lower tax expense of $0.2 million and lower employee benefits expense of $0.1 million.

Hub’s headcount as of June 30, 2019 and 2018 was 2,205 and 1,962 respectively, which excludes drivers, as driver costs are included in transportation costs.  The increase in Hub’s headcount is due to the acquisition of CaseStack, which has 297 employees at June 30, 2019.

General and Administrative

Hub’s general and administrative expenses increased to $24.0 million in 2019 from $17.8 million in 2018.  These expenses, as a percentage of revenue, increased to 2.6% in 2019 from 2.0% in 2018.  This was due primarily to the additional general and administrative expenses of CaseStack, the $3.6 million fair value contingent consideration adjustment related to the Dedicated acquisition that decreased general and administrative expenses in 2018, and an increase in professional services of $0.5 million.

Depreciation and Amortization

Hub’s depreciation and amortization increased to $7.1 million in 2019 from $3.7 million in 2018.  This expense as a percentage of revenue increased to 0.8% in 2019 from 0.4% in 2018.  This increase was related primarily to the addition of amortization due to the addition of CaseStack intangible assets.

Other Income (Expense)

Total other expense decreased to $2.1 million in 2019 from $2.4 million in 2018 due to an increase in interest income due to higher cash balances and a decrease in foreign currency translation losses, partially offset by an increase in interest expense due to higher interest on debt related to Dedicated equipment purchases.

Provision for Income Taxes

The provision for income taxes increased to $9.4 million in 2019 from $5.9 million in 2018.  We provided for income taxes using an effective rate of 24.3% in 2019 and an effective rate of 25.6% in 2018.  The 2019 effective tax rate was lower primarily due to newly enacted state tax legislation which provides us with a benefit in 2019.  We expect our effective tax rate for the entire year of 2019 will range from 25.0% to 26.0%.

Net Income

Net income from continuing operations increased to $29.2 million in 2019 from $17.2 million in 2018 due primarily to increased margin partially offset by higher operating expenses and higher income tax expense.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table summarizes our revenue by business line (in thousands):

	Six Months Ended June 30,
	2019	2018
Intermodal	$1,078,923	$1,032,575
Truck brokerage	224,669	234,955
Logistics	396,725	330,297
Dedicated	153,844	134,249
Total revenue	$1,854,161	$1,732,076

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended
	June 30,
	2019		2018
Revenue	$1,854,161	100.0%	$1,732,076	100.0%
Transportation costs	1,594,169	86.0%	1,540,046	88.9%
Gross margin	259,992	14.0%	192,030	11.1%

Costs and expenses:
Salaries and benefits	122,887	6.7%	106,373	6.2%
General and administrative	46,946	2.5%	36,230	2.1%
Depreciation and amortization	13,849	0.7%	7,486	0.4%
Total costs and expenses	183,682	9.9%	150,089	8.7%

Operating income	$76,310	4.1%	$41,941	2.4%

Revenue

Hub’s revenue increased to $1.9 billion in 2019 from $1.7 billion in 2018.  Intermodal revenue increased 4.5% to $1.1 billion due to improved pricing and our yield management strategy and improved efficiency, partially offset by a 4.3% decrease in volume.  Truck brokerage revenue decreased 4.4% to $224.7 million.  Truck brokerage handled 18.7% more loads while fuel, price and mix combined were down 23.1% due primarily to the addition of CaseStack, which handles LTL freight.  Logistics revenue increased 20.1% to $396.7 million due to the addition of CaseStack, benefits from continuous improvements and cross selling to our customers, the addition of new customers, and improved pricing partially offset by lost customers. Dedicated revenue increased 14.6% to $153.8 million primarily due to improved pricing and growth with new accounts.

Transportation Costs

Hub’s transportation costs increased 3.5% to $1.6 billion in 2019 from $1.5 billion in 2018.  Transportation costs in 2019 consisted of purchased transportation costs of $1.3 billion and equipment and driver related costs of $309.8 million compared to 2018, which consisted of purchased transportation costs of $1.2 billion and equipment and driver related costs of $292.1 million. The 2.9% increase in purchased transportation costs was primarily due to rail cost increases, an increase in fuel costs, higher volumes in truck brokerage, and the addition of CaseStack. Equipment and driver related costs increased 6.0% in 2019 primarily due to the equipment and driver related costs.

Gross Margin

Hub’s gross margin increased to $260.0 million in 2019 from $192.0 million in 2018.  The $68.0 million gross margin increase was the result of increases in all lines of business and the addition of CaseStack. Intermodal gross margin increased due to our yield management strategy, improved efficiency and better purchasing. Partially offsetting the intermodal gross margin growth were higher rail and drayage costs and a 4.3% decrease in volume. Truck brokerage gross margin increased due to an 18.7% increase in volume, the implementation of our new operating and procurement processes, pricing philosophy, and increased alignment with the sales organization, as well as the addition of CaseStack. Logistics gross margin increased due to the addition of CaseStack and benefits of continuous improvements and cross selling to our customers, partially offset by lost customers and changes in customer mix. Dedicated gross margin improved due to the implementation of our yield management processes, our continuous improvement philosophy, and improved operational discipline.

As a percentage of revenue, gross margin increased to 14.0% in 2019 from 11.1% in 2018.  Intermodal gross margin as a percentage of sales increased 190 basis points because of improved pricing, partially offset by rail and drayage transportation cost increases.  Truck brokerage gross margin as a percentage of sales was up 310 basis points due to changes in customer mix, implementing our new operating model and yield management strategy and the addition of CaseStack. Logistics gross margin as a percentage of sales was up 560 basis points due to changes in customer mix, the benefits of our improved yield management and continuous improvement efforts and the addition of CaseStack. Dedicated gross margin as a percentage of sales was up 460 basis points due to improved pricing and operational discipline.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Hub’s salaries and benefits increased to $122.9 million in 2019 from $106.4 million in 2018.  As a percentage of revenue, salaries and benefits increased to 6.7% in 2019 from 6.2% in 2018.

The increase of $16.5 million was due primarily to the addition of CaseStack employees, higher compensation expense of $3.7 million, partially offset by decreased commission expense $1.5 million and decreased bonus expense of $1.3 million.

General and Administrative

Hub’s general and administrative expenses increased to $46.9 million in 2019 from $36.2 million in 2018.  As a percentage of revenue, these expenses increased to 2.5% in 2019 from 2.1% in 2018.

The increase in general and administrative expense was due primarily to the additional general and administrative expenses for CaseStack, the $3.6 million fair value contingent consideration adjustment related to the Dedicated acquisition that decreased general and administrative expenses in 2018 and increases in professional services of $2.8 million.

Depreciation and Amortization

Hub’s depreciation and amortization increased to $13.8 million in 2019 from $7.5 million in 2018.  This expense as a percentage of revenue increased to 0.7% in 2019 from 0.4% in 2018.

The depreciation and amortization expense increased primarily due to the additional amortization due to the addition of CaseStack intangible assets.

Other Income (Expense)

Total other expense increased to $4.8 million in 2019 from $4.5 million in 2018 due to higher interest on debt related to Dedicated equipment purchases, partially offset by higher interest income due to higher cash balances.

Provision for Income Taxes

The provision for income taxes increased to $18.4 million in 2019 from $9.2 million in 2018.  The provision for income taxes increased primarily due to higher pre-tax income in 2019, while the 2019 effective tax rate was higher primarily due to a tax shortfall related to stock-based compensation realized in 2019, compared to an excess tax benefit realized in 2018.

Net Income

Net income from continuing operations increased to $53.1 million in 2019 from $28.2 million in 2018 due primarily to increased margin, partially offset by higher operating expenses and higher tax expense.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2019, we funded operations, capital expenditures, finance leases, repayments of debt, purchases of treasury shares and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the six months ended June 30, 2019 was approximately $135.3 million, which resulted primarily from income of $53.1 million adjusted for non-cash charges of $68.5 million and a positive change in operating assets and liabilities of $13.7 million.

Cash provided by operating activities increased $37.6 million in 2019 versus 2018.  The increase was due to the increase in net income of $14.9 million and increases in non-cash charges of $15.1 million and operating assets and liabilities of $7.6 million in 2019.

Net cash used in investing activities for the six months ended June 30, 2019 was $2.3 million which included capital expenditures of $28.7 million and cash used in acquisitions of $0.7 million, partially offset by proceeds from the disposition of discontinued operations of $19.4 million and proceeds from the sale of equipment of $7.7 million. Capital expenditures of $28.7 million related primarily to tractors of $10.6 million, technology investments of $9.9 million, containers of $7.1 million, construction in process of $0.5 million, other transportation equipment of $0.3 million and the remainder for leasehold improvements.

We estimate our capital expenditures will range from $100 million to $110 million for the year.

Net cash used in investing activities for the six months ended June 30, 2018 was $68.0 million.  The net cash used in investing activities decreased $65.7 million in 2019 from 2018 due primarily to less purchases related to tractors and other transportation equipment in 2019 and the $19.4 million of proceeds from the disposition of discontinued operations and an increase of $6.4 million of proceeds from the sale of equipment as compared to 2018.

The net cash used in financing activities for the six months ended June 30, 2019 was $44.5 million, which resulted from the repayment of long-term debt of $51.3 million, the purchase of treasury shares of $7.3 million, stock tendered for payments of withholding taxes of $2.7 million and capital lease payments of $1.5 million, partially offset by proceeds from the issuance of debt of $18.3 million.

The increase in net cash used in financing activities of $13.1 million from 2019 versus 2018 is primarily due to the decrease in the proceeds from the issuance of debt of $39.8 million and the increase of purchases of treasury shares of $7.3 million partially offset by a decrease in repayments of long term debt of $32.7 million and stock tendered for payments of withholding taxes of $1.3 million.

In 2019, we expect our cash paid for taxes to be significantly larger than in 2018 due to smaller favorable timing differences related to depreciation and tax extension payments related to our sale of Mode in 2018.  We expect our cash paid for taxes to be less than our income tax expense because of favorable timing differences related to depreciation.

At June 30, 2019, we are authorized to borrow up to $350 million under a revolving line of credit.  We have standby letters of credit that expire at various dates in 2019 and 2020.  As of June 30, 2019, our letters of credit were $29.7 million and we had no borrowings under our bank revolving line of credit.  Our unused and available borrowings were $320.3 million as of June 30, 2019 and $323.0 as of December 31, 2018.  We were in compliance with our debt covenants as of June 30, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the six months ended June 30, 2019. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 7 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the six months ended June 30, 2019.

As of June 30, 2019, we had no borrowings under our bank revolving line of credit. Our unused and available borrowings were $320.3 million and $323.0 million as of June 30, 2019 and December 31, 2018.

Item 4.	CONTROLS AND PROCEDURES

As of June 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2019.  There have been no changes in our internal control over financial reporting identified in connection with such evaluation that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.	Legal Proceedings

During the six months ended June 30, 2019, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, except those disclosed in Note 10 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.	Risk Factors

During the six months ended June 30, 2019, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2019 our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock.  We purchased 181,811 shares under this authorization from the authorization date through June 30, 2019.

The following table displays the number of shares purchased during the quarter and the maximum value of shares that may yet be purchased under the plan:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
June 1 to June 30	181,811	$40.06	181,811	$92,717
Total	181,811	$40.06	181,811	$92,717

This table excludes 3,805 shares we purchased for $0.2 million during the three months ended June 30, 2019 related to employee withholding upon vesting of restricted stock.

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

101

The following financial statements and footnotes from the Hub Group Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Consolidated Financial Statements.  XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	August 02, 2019	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)