Form 10-Q
period 2019-09-30
Hub Group, Inc.
filed 2019-11-08
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 or

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

On October 27, 2019, the registrant had 33,375,328 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

Item 1.  Financial Statements

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$89,628	$61,435
Accounts receivable trade, net	434,552	477,088
Other receivables	3,945	22,021
Prepaid taxes	5,238	616
Prepaid expenses and other current assets	26,234	27,533
TOTAL CURRENT ASSETS	559,597	588,693

Restricted investments	21,428	19,236
Property and equipment, net	657,826	681,859
Right-of-use assets - operating leases	37,509	-
Right-of-use assets - financing leases	6,432	-
Other intangibles, net	124,422	134,788
Goodwill, net	484,514	483,584
Other assets	18,955	16,738
TOTAL ASSETS	$1,910,683	$1,924,898

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$180,490	$272,859
Accounts payable other	13,487	10,906
Accrued payroll	46,915	55,535
Accrued other	96,575	82,900
Lease liability - operating leases	8,665	-
Lease liability - financing leases	3,021	2,845
Current portion of long term debt	95,772	101,713
TOTAL CURRENT LIABILITIES	444,925	526,758

Long term debt	192,422	229,071
Non-current liabilities	35,011	29,619
Lease liability - operating leases	30,444	-
Lease liability - financing leases	2,600	4,739
Deferred taxes	160,725	153,877

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2019 and 2018	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2019 and 2018; 33,375,328 shares outstanding in 2019 and 33,793,709 shares outstanding in 2018	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2019 and 2018	7	7
Additional paid-in capital	175,749	172,220
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,151,646	1,072,456
Accumulated other comprehensive loss	(211)	(182)
Treasury stock; at cost, 7,849,464 shares in 2019 and 7,431,083 shares in 2018	(267,589)	(248,621)
TOTAL STOCKHOLDERS' EQUITY	1,044,556	980,834
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,910,683	$1,924,898

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Revenue	$913,275	$933,224	$2,767,436	$2,665,300
Transportation costs	778,057	818,240	2,372,226	2,358,286
Gross margin	135,218	114,984	395,210	307,014

Costs and expenses:
Salaries and benefits	59,765	57,123	182,652	163,496
General and administrative	30,906	19,327	77,852	55,557
Depreciation and amortization	7,301	3,800	21,150	11,286
Total costs and expenses	97,972	80,250	281,654	230,339

Operating income	37,246	34,734	113,556	76,675

Other income (expense):
Interest expense	(2,780)	(2,411)	(8,526)	(6,702)
Interest income	613	340	1,581	365
Other, net	56	251	(14)	20
Total other expense	(2,111)	(1,820)	(6,959)	(6,317)

Income from continuing operations before income taxes	35,135	32,914	106,597	70,358

Provision for income taxes	9,030	7,150	27,381	16,371

Income from continuing operations	26,105	25,764	79,216	53,987

Income from discontinued operations, net of income taxes	-	$88,846	-	$98,842

Net income	$26,105	$114,610	$79,216	$152,829

Other comprehensive income:
Foreign currency translation adjustments	(33)	22	(29)	26

Total comprehensive income	$26,072	$114,632	$79,187	$152,855

Earnings per share from continuing operations
Basic	$0.79	$0.77	$2.37	$1.62
Diluted	$0.78	$0.77	$2.36	$1.61

Earnings per share from discontinued operations
Basic	$-	$2.66	$-	$2.96
Diluted	$-	$2.64	$-	$2.95

Earnings per share net income
Basic	$0.79	$3.43	$2.37	$4.58
Diluted	$0.78	$3.41	$2.36	$4.56

Basic weighted average number of shares outstanding	33,034	33,399	33,385	33,387
Diluted weighted average number of shares outstanding	33,265	33,605	33,522	33,548

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance June 30, 2018	41,887,088	$419	$168,614	$(15,458)	$908,935	$(190)	(7,507,623)	$(251,260)	$811,060
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(4,941)	(245)	(245)
Issuance of restricted stock awards, net of forfeitures	-	-	4,320	-	-	-	(100,157)	(4,320)	-
Share-based compensation expense	-	-	2,508	-	-	-	-	-	2,508
Net income	-	-	-	-	114,610	-	-	-	114,610
Foreign currency translation adjustment	-	-	-	-	-	22	-	-	22
Balance September 30, 2018	41,887,088	$419	$175,442	$(15,458)	$1,023,545	$(168)	(7,612,721)	$(255,825)	$927,955

Balance June 30, 2019	41,887,088	$419	$170,619	$(15,458)	$1,125,541	$(178)	(7,369,052)	$(248,361)	$1,032,582
Purchase of treasury shares	-	-	-	-	-	-	(444,509)	(17,716)	(17,716)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(3,168)	(129)	(129)
Issuance of restricted stock awards, net of forfeitures	-	-	1,383	-	-	-	(32,735)	(1,383)	-
Share-based compensation expense	-	-	3,747	-	-	-	-	-	3,747
Net income	-	-	-	-	26,105	-	-	-	26,105
Foreign currency translation adjustment	-	-	-	-	-	(33)	-	-	(33)
Balance September 30, 2019	41,887,088	$419	$175,749	$(15,458)	$1,151,646	$(211)	(7,849,464)	$(267,589)	$1,044,556

Balance December 31, 2017	41,887,088	$419	$173,011	$(15,458)	$870,716	$(194)	(7,777,722)	$(258,622)	$769,872
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(87,206)	(4,262)	(4,262)
Issuance of restricted stock awards, net of forfeitures	-	-	(7,059)	-	-	-	252,207	7,059	-
Share-based compensation expense	-	-	9,490	-	-	-	-	-	9,490
Net income	-	-	-	-	152,829	-	-	-	152,829
Foreign currency translation adjustment	-	-	-	-	-	26	-	-	26
Balance September 30, 2018	41,887,088	$419	$175,442	$(15,458)	$1,023,545	$(168)	(7,612,721)	$(255,825)	$927,955

Balance December 31, 2018	41,887,088	$419	$172,220	$(15,458)	$1,072,456	$(182)	(7,431,083)	$(248,621)	$980,834
Purchase of treasury shares	-	-	-	-	-	-	(626,320)	(24,998)	(24,998)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(75,881)	(2,875)	(2,875)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,905)	-	-	-	283,820	8,905	-
Share-based compensation expense	-	-	12,434	-	-	-	-	-	12,434
Net income	-	-	-	-	79,216	-	-	-	79,216
Adoption of ASU 2016-02	-	-	-	-	(26)	-	-	-	(26)
Foreign currency translation adjustment	-	-	-	-	-	(29)	-	-	(29)
Balance September 30, 2019	41,887,088	$419	$175,749	$(15,458)	$1,151,646	$(211)	(7,849,464)	$(267,589)	$1,044,556

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$79,216	$152,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,719	59,184
Deferred taxes	7,145	33,989
Compensation expense related to share-based compensation plans	12,434	9,490
Contingent consideration adjustment	-	(4,703)
Gain on sale of assets	(1,313)	(1,458)
Gain on Disposition	-	(113,601)
Changes in operating assets and liabilities:
Restricted investments	(2,192)	(2,454)
Accounts receivable, net	41,000	(44,138)
Prepaid taxes	(4,622)	11,918
Prepaid expenses and other current assets	1,299	438
Other assets	(3,365)	1,572
Accounts payable	(89,800)	8,070
Accrued expenses	2,408	30,952
Non-current liabilities	(225)	4,358
Transaction costs for disposition	-	(5,665)
Net cash provided by operating activities	128,704	140,781

Cash flows from investing activities:
Proceeds from sale of equipment	9,072	4,035
Purchases of property and equipment	(55,616)	(138,847)
Acquisitions, net of cash acquired	(734)	-
Proceeds from the disposition of discontinued operations	19,439	227,986
Net cash (used in) provided by investing activities	(27,839)	93,174

Cash flows from financing activities:
Proceeds from issuance of debt	36,557	118,809
Repayments of long term debt	(79,147)	(107,341)
Stock tendered for payments of withholding taxes	(2,875)	(4,262)
Purchase of treasury stock	(24,998)	-
Finance lease payments	(2,206)	(2,181)
Net cash (used in) provided by financing activities	(72,669)	5,025

Effect of exchange rate changes on cash and cash equivalents	(3)	(30)

Net increase in cash and cash equivalents	28,193	238,950
Cash and cash equivalents beginning of the period	61,435	28,557
Cash and cash equivalents end of the period	$89,628	$267,507

Supplemental disclosures of cash paid for:
Interest	$8,436	$6,740
Income taxes	$32,917	$2,759

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

NOTES TO UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Interim Financial Statements

The accounting and financial reporting policies of Hub Group, Inc. and its subsidiaries (collectively referred to herein as “Hub”, or “we”, “us” or “our”) conform to accounting principles generally accepted in the United States (“GAAP”). Our accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and , therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operation and cash flows in conformity with GAAP.

The financial statements in this Quarterly Report on Form 10-Q reflect, in management’s opinion, all material adjustments (which include only normal recurring accruals) necessary to fairly present our financial position as of September 30, 2019 and results of operations for the three and nine months ended September 30, 2019 and 2018.  Certain amounts in prior periods have been reclassified to conform with current period presentation.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.  Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.Acquisition

On December 3, 2018, we acquired CaseStack, Inc. (“CaseStack”).  Total consideration for the transaction was $252.9 million, which included $249.4 million in cash, of which $248.7 million was paid in December 2018 and $0.7 million in April 2019. There was also a deferred purchase consideration of $3.5 million.  The deferred purchase consideration is included in Accrued Other in our Consolidated Balance Sheet and is being paid equally over twenty-four months.

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

The following table summarizes the allocation of the total consideration to the assets and liabilities assumed as of the date of the acquisition (in thousands):

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

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	September 30, 2019	Life
Customer relationships - logistics services	$65,600	$5,467	$60,133	10 years
Customer relationships - transportation services	$8,700	$1,450	$7,250	5 years
Trade name	$1,300	$722	$578	18 months

The above intangible assets are amortized using the straight-line method.  Amortization expense related to this acquisition for the three and nine month periods ended September 30, 2019 was $2.3 million and $6.9 million.  The intangible assets have a weighted average useful life of approximately 9 years.  Amortization expense related to CaseStack for the next five years is as follows (in thousands):

Total
Remainder 2019	$2,292
2020	$8,661
2021	$8,300
2022	$8,300
2023	$8,155

The following unaudited pro forma consolidated results of operations presents the effects of CaseStack as though it had been acquired as of January 1, 2018 (in thousands, except for per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenue	$996,848	$2,850,047
Income from continuing operations	$27,788	$59,874
Earnings per share (1)
Basic	$0.83	$1.79
Diluted	$0.83	$1.78
(1)	Earnings per share is from continuing operations.

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

On August 31, 2018, Hub agreed to sell Mode Transportation, LCC (“Mode”), then a direct wholly-owned subsidiary of the Company (the “Disposition”). Total consideration received by the Company for the Disposition in the third quarter of 2018 was $238.5 million in cash, subject to customary purchase price adjustments.  An additional $19.4 million consideration receivable was recorded in other receivables in the Consolidated Balance Sheet in the fourth quarter of 2018 due to the settlement of the net working capital and other contractual adjustments.  The $19.4 million receivable was  received in the first quarter of 2019.

During the three months ended September 30, 2018, Mode had revenue of $10.6 million from Hub and Hub had revenue of $2.7 million from Mode.  During the nine months ended September 30, 2018 Mode had revenue of $42.2 million from Hub and Hub had revenue of $17.9 million from Mode.  These intercompany transactions were eliminated in our Consolidated Statements of Income.  In connection with the Disposition, the Company and Mode have entered into a transition services agreement pursuant to which both the Company and Mode provided certain immaterial transition services to the other party.  The agreement was completed during the second quarter of 2019.

The 2018 results associated with Mode are classified as income from discontinued operations, net of income taxes, in our Consolidated Statements of Income.  Income from discontinued operations is comprised of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenue	$196,546	$739,534
Transportation costs	172,949	648,986
Gross margin	23,597	90,548

Costs and expenses:
Salaries and benefits	3,317	11,043
General and administrative	16,827	62,426
Depreciation and amortization	153	632
Total costs and expenses	20,297	74,101

Operating income from discontinued operations	3,300	16,447

Other income
Interest income	3	22
Other, net	(1)	(15)
Gain on Disposition	113,601	113,601
Total other income	113,603	113,608

Income from discontinued operations before income taxes	116,903	130,055
Provision for income taxes	28,057	31,213

Income from discontinued operations	$88,846	$98,842

Selling, general and administrative expenses recorded in discontinued operations include corporate costs incurred directly in support of Mode.

Proceeds from the sale of Mode have been presented in the Consolidated Statements of Cash Flows under investing activities for the nine months ended September 30, 2019.  Total operating and investing cash flows of discontinued operations for the nine months ended September 30, 2018 are comprised of the following, which exclude the effect of income taxes:

Nine Months Ended
(in thousands)	September 30, 2018
Net cash (used in) provided by operating activities	(4,184)
Net cash provided by investing activities	226,358

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

Intermodal. As an intermodal provider, we arrange for the movement of our customers’ freight in containers and trailers, typically over distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals.  Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our HGT subsidiary and third-party local trucking companies.

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

Logistics. Hub’s logistics business operates under the names Unyson Logistics (“Unyson”) and CaseStack. Unyson is comprised of a network of logistics professionals dedicated to developing, implementing and operating customized logistics solutions for customers. Unyson offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping. Our CaseStack logistics business leverages proprietary technology along with collaborative relationships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer-packaged goods clients.  CaseStack contracts with third-party warehouse providers in seven markets across North America to which its customers ship their goods to be stored and eventually consolidated, along with goods from other CaseStack customers, into full truckload shipments destined to major North American retailers.  CaseStack offers its customers shipment visibility, transportation cost savings, high service levels and compliance with retailers’ increasingly stringent supply chain requirements.

Dedicated Trucking. Our dedicated operation contracts with customers who seek to outsource a portion of their trucking transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment.

The following table summarizes our disaggregated revenue by business line (in thousands) for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Intermodal	$539,484	$582,878	$1,618,407	$1,615,453
Truck brokerage	109,543	122,059	334,211	357,013
Logistics	189,470	149,642	586,196	479,940
Dedicated	74,778	78,645	228,622	212,894
Total revenue	$913,275	$933,224	$2,767,436	$2,665,300

NOTE 5.	Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income from continuing operations for basic and diluted earnings per share	$26,105	$25,764	$79,216	$53,987

Net income from discontinued operations for basic and diluted earnings per share	-	88,846	-	98,842

Net income	26,105	114,610	79,216	152,829

Weighted average shares outstanding - basic	33,034	33,399	33,385	33,387
Dilutive effect of stock options and restricted stock	231	206	137	161
Weighted average shares outstanding - diluted	33,265	33,605	33,522	33,548

Earnings per share from continuing operations
Basic	$0.79	$0.77	$2.37	$1.62
Diluted	$0.78	$0.77	$2.36	$1.61
Earnings per share from discontinued operations
Basic	$-	$2.66	$-	$2.96
Diluted	$-	$2.64	$-	$2.95
Earnings per share net income
Basic	$0.79	$3.43	$2.37	$4.58
Diluted	$0.78	$3.41	$2.36	$4.56

NOTE 6.	Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, the fair value of the Company’s fixed-rate borrowings was $4.9 million more and $0.4 million less than the historical carrying value of $288.2 million and $330.8 million.  The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less.  As of September 30, 2019 and December 31, 2018, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (DDAs), savings accounts and an interest bearing checking account.

Restricted investments, as of September 30, 2019 of $21.4 million and December 31, 2018 of $19.2 million, included mutual funds which are reported at fair value.

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

At September 30, 2019, we were authorized to borrow up to $350 million under a revolving line of credit.  We have standby letters of credit that expire at various dates in 2019 and 2020.  As of September 30, 2019, our letters of credit were $30.6 million and we had no borrowings under our bank revolving line of credit. Our unused and available borrowings were $319.4 million as of September 30, 2019 and $323.0 million as of December 31, 2018.  We were in compliance with our debt covenants as of September 30, 2019.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers and containers.  The Notes are secured by the underlying equipment financed in the agreements.

	September 30,	December 31,
	2019	2018
	(in thousands except principal and interest payments)

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2018 and 2019; interest is paid monthly at a fixed annual rate between 2.75% and 3.59%	$45,354	$11,658

Secured Equipment Notes due on various dates in 2023 commencing on various dates in 2016, 2017, 2018 and 2019; interest is paid monthly at a fixed annual rate between 2.23% and 4.16%	163,536	192,858

Secured Equipment Notes due on various dates in 2022 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.87%	18,654	24,092

Secured Equipment Notes due on various dates in 2021 commencing on various dates from 2014 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	40,266	55,855

Secured Equipment Notes due on various dates in 2020 commencing on various dates from 2013 to 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.78%	18,645	32,904

Secured Equipment Notes due on various dates in 2019 commencing on various dates from 2013 to 2015; interest is paid monthly at a fixed annual rate between 2.05% and 2.62%	1,739	13,417

	288,194	330,784

Less current portion	(95,772)	(101,713)
Total long-term debt	$192,422	$229,071

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

As of September 30, 2019, Hub recognized $43.9 million of ROU assets and $44.7 million of Lease liabilities on our consolidated balance sheet.  The lease liabilities recognized are measured based upon the present value of minimum future payments. The ROU assets are equal to lease liabilities, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheets.

Hub currently does not have any variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate). Some leases have options to extend or terminate the agreement, which Management assesses in determining the estimated lease term.  If any of the options to extend a lease are exercised, this change will be reflected as a remeasurement of the ROU asset and lease liability accordingly.  As of September 30, 2019, the ROU asset and lease liabilities do not reflect any options to extend or terminate a lease as management is not reasonably certain it will exercise any of these options.  Also, current leases do not contain any restrictions or covenants imposed by the leases or residual value guarantees.

Occasionally, Hub will sublease office space or parking spaces. The subleases do not relieve Hub of any of its primary obligations under the original agreement.  Currently, Hub has subleases with an expected annual income totaling $0.6 million.

As of September 30, 2019, Hub signed new property lease contracts which have not commenced.  Based on the present value of the lease payments, the estimated ROU assets and lease liabilities related to these contracts will total approximately $11.2 million.

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

The following table summarizes the lease costs for the three and nine months ended September 30, 2019 (in thousands), which are included in general and administrative costs in the accompanying consolidated statement of income:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019

Amortization of finance right-of-use assets	$590	$1,760
Interest on finance lease liabilities	59	200
Finance lease cost	649	1,960

Operating lease cost	2,748	8,060
Short-term lease cost	92	154
Sublease income	(124)	(442)
Total lease cost	$3,365	$9,732

The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the sheet, as of September 30, 2019 (in thousands):

	Operating Leases	Finance Leases
Less than 1 year	$9,868	$3,186
1-3 years	16,205	2,645
3-5 years	9,194	2
Over 5 years	7,933	-
Minimum lease payments	43,200	5,833
Imputed interest	4,091	212
Present value of minimum lease payments	39,109	5,621
Less: current lease liabilities	8,665	3,021
Long-term lease liabilities	$30,444	$2,600

Other information:	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating cash flows from operating leases	$2,462	$7,178
Financing cash flows from finance leases	741	2,206
Operating cash flows from finance leases	60	200
Cash paid for lease liabilities	$3,263	$9,584

Right-of-use assets obtained in exchange for new financing lease liabilities	$-	$6

Rights-of-use assets obtained in exchange for new operating lease liabilities	$7,748	$12,736

The weighted average remaining lease term and discount rates as of September 30, 2019 (in thousands) are as follows:

Weighted average remaining lease term — finance leases	1.84 years
Weighted average remaining lease term — operating leases	5.54 years

Discount rate — finance leases	3.88%
Discount rate — operating leases	3.44%

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

In accordance with this ASU, we had capitalized implementation costs, net of amortization, of $14.2 million and $10.6 million from our hosting arrangements for various corporate software services as of September 30, 2019 and December 31, 2018, respectively.   Prior to adoption, these costs were previously presented as part of Property and equipment and are included in Other assets in the consolidated balance sheet subsequent to adoption.  The amount of capitalized implementation costs for the three and nine months ended September 30, 2019 was $0.9 million and $4.5 million.  The corresponding cash flows from capitalized implementation costs incurred in our hosting arrangements is classified as a change in other assets in cash flows from operating activities. The capitalized implementation costs incurred in our hosting arrangements are amortized, once ready for intended use, over the term of the associated hosting arrangements of 3 to 10 years.  The related amortization of capitalized implementation costs are classified as general and administrative expense in the same line item as the expense for fees for the associated hosting arrangement.

NOTE 10.	Legal Matters

Robles

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary Hub Group Trucking, Inc (“HGT”).  The action was brought on behalf of a class comprised of present and former California-based truck drivers for HGT who, from January 2009 to September 2014 were classified as independent contractors.  It alleged that HGT misclassified these drivers as independent contractors and that such drivers were employees.  It asserted various violations of the California Labor Code and claimed that HGT engaged in unfair competition practices.  The complaint sought, among other things, declaratory and injunctive relief, monetary damages and attorney’s fees.  In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver.  These additional claims were only on behalf of Mr. Robles and not a putative class.

Although the Company believes that the California drivers were properly classified as independent contractors at all times because litigation is expensive, time-consuming and could interrupt our business operations, HGT decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  In late 2014, HGT decided to convert its model from independent contractors to employee drivers in California (the “Conversion”).  In early 2016, HGT closed its operations in Southern California.

Adame

On August 5, 2015, a suit was filed in state court in San Bernardino County, California on behalf of 63 named Plaintiffs against HGT and five Company employees.  The lawsuit alleges claims similar to those being made in the Robles case and seeks monetary penalties under the Private Attorneys General Act. As mentioned above, plaintiffs’ counsel and Hub Group agreed in principle to settle this and the Robles matters.  Accordingly, this case is no longer material to HGT and the Company will no longer report on this case.

Plaintiffs’ counsel and Hub agreed in principle to settle all claims under both the Robles and Adame matters for $4.8 million, which has been recorded as Accrued other in the Consolidated Balance Sheet and General and administrative costs in the Consolidated Statement of Income and Comprehensive Income.  The settlements are subject to final court approval.

We are involved in certain other claims and pending litigation arising from the normal conduct of business, including putative class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, failure to reimburse incurred business expenses and other items.   Based on management's present knowledge, management does not believe that loss contingencies arising from these pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

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

Forward-looking information

The information contained in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements.  Forward-looking statements should be viewed with caution. They are based on our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control.  Actual results or experience could differ materially from the forward-looking statements as a result of many factors. All forward-looking statements are based upon information available to us on the date of this report.  Except as required by law, we expressly disclaim any obligations to publicly release any revisions to forward-looking statements to reflect events after the date of this report.  In addition to factors that are identified in “Risk Factors” in our Annual Report on Form 10-K, factors that could cause our actual results to differ materially include:

•	the degree and rate of market growth in the domestic intermodal, truck brokerage, dedicated and logistics markets served by us;
•	deterioration in our relationships, service conditions or provision of equipment with existing railroads or adverse changes to the railroads’ operating rules;
•	inability to recruit and retain company drivers and owner-operators;
•	inability to hire or retain management and other key personnel that are critical to our continued success;
•

the impact of competitive pressures in the marketplace, including entry of new competitors including digital freight matching companies, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;

•	unanticipated changes in rail, drayage, warehousing and trucking company capacity or costs of services;
•

increases in costs related to any reclassification or change in the treatment of drivers, owner-operators or other workers due to regulatory, judicial and legal decisions, including workers directly contracted with the Company and those contracted to the Company’s vendors;

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

As an intermodal provider, we arrange for the movement of our customers’ freight in containers and trailers, typically over distances of 750 miles or more. As of September 30, 2019, we owned or leased approximately 37,800 containers.  We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals.  Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our HGT subsidiary and third-party local trucking companies.

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

Our dedicated service line, Dedicated, contracts with customers looking to outsource a portion of their transportation needs. We offer a dedicated fleet of equipment and drivers, as well as the management and infrastructure to operate according to the customers’ high service expectations.  As of September 30, 2019, Dedicated leased or owned approximately 1,300 tractors and 5,200 trailers and employed approximately 1,700 drivers.

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

As of September 30, 2019, our subsidiary HGT accounted for 58% of Hub’s drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers.  As of September 30, 2019, HGT leased or owned approximately 1,300 tractors and 200 trailers, employed approximately 1,300 drivers and contracted with approximately 1,300 owner-operators.

Hub has full time marketing representatives throughout North America who service local, regional and national accounts.  We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them.

Hub’s multimodal solutions group works with pricing, account management and operations to enhance Hub’s customer margins across all lines of business.  We are working on margin enhancement projects including revenue management, optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, improving tractor and driver utilization, reducing repositioning costs, driving procurement savings and providing holistic solutions.

Hub’s top 50 customers represent approximately 68% of revenue for the three months ended September 30, 2019. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Strategic Transactions

On August 31, 2018, we sold our Mode Transportation, LLC (“Mode”) subsidiary.  Mode’s temperature protected division (“Temstar”) was not included in the transaction and is now included in our intermodal line of business.

Prior to the decision to sell Mode, Hub historically reported two distinct and reportable business segments.  As a result of the decision to sell Mode, which was accounted for as discontinued operations in 2018, we have one reporting segment.  Revenue and costs related to Hub’s business that were not included in the sale of Mode are reported within results from continuing operations.  All revenues and costs related to Mode’s business (other than Temstar) are presented in results from discontinued operations.  Unless otherwise stated, the information disclosed in Management’s Discussion and Analysis refers to continuing operations.  See Note 3 of the Consolidated Financial Statements for additional information regarding results from discontinued operations.

On December 3, 2018, we acquired CaseStack.  Total consideration for the transaction was $252.9 million consisting of $249.4 million in cash and deferred purchase consideration of $3.5 million.  The deferred purchase consideration is included in Accrued Other in our Consolidated Balance Sheet and is being paid equally over twenty-four months.

RESULTS OF OPERATIONS

Overview from continuing operations

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended September 30,
	2019	2018
Intermodal	$539,484	$582,878
Truck brokerage	109,543	122,059
Logistics	189,470	149,642
Dedicated	74,778	78,645
Total revenue	$913,275	$933,224

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	September 30,
	2019		2018
Revenue	$913,275	100.0%	$933,224	100.0%
Transportation costs	778,057	85.2%	818,240	87.7%
Gross margin	135,218	14.8%	114,984	12.3%

Costs and expenses:
Salaries and benefits	59,765	6.5%	57,123	6.1%
General and administrative	30,906	3.4%	19,327	2.1%
Depreciation and amortization	7,301	0.8%	3,800	0.4%
Total costs and expenses	97,972	10.7%	80,250	8.6%

Operating income	$37,246	4.1%	$34,734	3.7%

Revenue

Revenue decreased 2.1% to $913.3 million in 2019 from $933.2 million in 2018. Intermodal revenue decreased 7.4% to $539.5 million primarily due to a 9.4% decrease in volume, partially offset by improved pricing. Volume was down compared to the prior year due to a soft demand environment, increased truckload and intermodal competition, and a 1.0% volume decrease from lane cancellations. Truck brokerage revenue decreased 10.3% to $109.5 million due to a decrease of 24.6% in fuel, price and mix combined, partially offset by a 14.3% increase in volume. Fuel, price, and mix were down primarily due to the addition of CaseStack less than truckload brokerage business. Logistics revenue increased 26.6% to $189.5 million primarily due to the addition of CaseStack, benefits from continuous improvements, revenue management, new service lines, and cross selling to customers. Dedicated’s revenue decreased 4.9% to $74.8 million primarily due to the impact of lost business, partially offset by growth with new accounts.

Transportation Costs

Transportation costs decreased 4.9% to $778.1 million in 2019 from $818.2 million in 2018.  Transportation costs in 2019 consisted of purchased transportation costs of $615.5 million and equipment and driver related costs of $162.6 million compared to 2018 purchased transportation costs of $658.3 million and equipment and driver related costs of $159.9 million.  The 6.5% decrease in purchased transportation costs were due primarily to decreases in intermodal and truck brokerage truckload volumes and improved purchasing partially offset by rail cost increases and increased chassis cost. Equipment and driver related costs increased 1.7% in 2019 due primarily to higher transportation equipment depreciation.

Gross Margin

Gross margin increased 17.6% to $135.2 million in 2019 from $115.0 million in 2018. The margin increase of $20.2 million was the result of the addition of CaseStack, increases in the dedicated and logistics gross margin, partially offset by a decrease in intermodal gross margin. Intermodal gross margin decreased compared to the third quarter of 2018 primarily due to the decline in volumes and rail cost increases, partially offset by the benefits from revenue management, operational improvements, network balance, and improved purchasing. Truck brokerage gross margin increased primarily due to the addition of CaseStack, further benefits from our new operating model and yield management strategy, as well as our new technology platform. Logistics gross margin grew primarily due to the addition of CaseStack, benefits from continuous improvements, revenue management, new service lines and cross selling customers. Dedicated gross margin grew primarily due to revenue management initiatives and improved operational discipline.

As a percentage of revenue, gross margin increased to 14.8% in 2019 from 12.3% in 2018.  Intermodal gross margin as a percentage of revenue increased 10 basis points due to improved pricing, partially offset by rail and driver and equipment cost increases. Truck brokerage gross margin as a percentage of revenue improved 520 basis points due to the addition of CaseStack and benefits from our yield management strategy and technology investments. Logistics gross margin as a percentage of revenue improved 680 basis points due to changes in customer mix and the addition of CaseStack. Dedicated gross margin as a percentage of revenue improved 790 basis points due to improved revenue management and operational discipline.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits expense increased to $59.8 million from $57.1 million in 2018.  As a percentage of revenue, Hub’s salaries and benefits increased to 6.5% in 2019 from 6.1% in 2018.  The salaries and benefits increase of $2.7 million is primarily due to the addition of CaseStack employees, partially offset by a decrease of $5.1 million in compensation expense.

Headcount as of September 30, 2019 and 2018 was 2,104 and 1,998 respectively, which excludes drivers, as driver costs are included in transportation costs.  The increase in Hub’s headcount is due to the acquisition of CaseStack, which had 292 employees at September 30, 2019.

General and Administrative

Hub’s general and administrative expenses increased to $30.9 million in 2019 from $19.3 million in 2018.  These expenses, as a percentage of revenue, increased to 3.4% in 2019 from 2.1% in 2018.  The increase was due primarily to the addition of CaseStack, a $4.8 million settlement of a claim first made in 2013 for the alleged misclassification of drivers, $1.6 million lower gain on sale of equipment, $1.5 million of higher technology expenses, the $1.1 million fair value consideration adjustment related to the Dedicated acquisition that decreased general and administrative expenses in 2018 and $0.7 million for a consulting project.

Depreciation and Amortization

Hub’s depreciation and amortization expense increased to $7.3 million in 2019 from $3.8 million in 2018. This expense as a percentage of revenue increased to 0.8% in 2019 from 0.4% in 2018. This increase was related primarily to the addition of amortization of the CaseStack intangible assets.

Other Income (Expense)

Total other expense increased to $2.1 million in 2019 from $1.8 million in 2018 due primarily to an increase in interest expense due to higher interest rates on debt related to equipment purchases.

Provision for Income Taxes

The provision for income taxes increased to $9.0 million in 2019 from $7.2 million in 2018 while we provided for income taxes using an effective rate of 25.7% in 2019 and an effective rate of 21.7% in 2018.  The provision for income taxes and the effective tax rate were both higher in 2019 due to the combination of higher state apportionment and tax rates in 2019 as well as the realization in 2018 of a deferred tax benefit upon the sale of Mode.  We expect our effective tax rate for the entire year of 2019 will range from 25.0% to 26.0%.

Net Income

Net income increased to $26.1 million in 2019 from $25.8 million in 2018 due primarily to increased margin, partially offset by higher operating costs and higher income tax expense.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table summarizes our revenue by business line (in thousands):

	Nine Months Ended September 30,
	2019	2018
Intermodal	$1,618,407	$1,615,453
Truck brokerage	334,211	357,013
Logistics	586,196	479,940
Dedicated	228,622	212,894
Total revenue	$2,767,436	$2,665,300

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended
	September 30,
	2019		2018
Revenue	$2,767,436	100.0%	$2,665,300	100.0%
Transportation costs	2,372,226	85.7%	2,358,286	88.5%
Gross margin	395,210	14.3%	307,014	11.5%

Costs and expenses:
Salaries and benefits	182,652	6.6%	163,496	6.1%
General and administrative	77,852	2.8%	55,557	2.1%
Depreciation and amortization	21,150	0.8%	11,286	0.4%
Total costs and expenses	281,654	10.2%	230,339	8.6%

Operating income	$113,556	4.1%	$76,675	2.9%

Revenue

Revenue increased 3.8% to $2.8 billion. Intermodal revenue increased 0.2% to $1.6 billion primarily due to improved pricing, partially offset by a 6.0% decrease in volume due to a soft demand environment, and increased truckload and intermodal competition. Truck brokerage revenue decreased 6.4% to $334.2 million due to a 23.6% decrease in fuel, mix, and price, partially offset by a 17.2% volume increase due to the addition of CaseStack. Logistics revenue increased 22.1% to $586.2 million related primarily to growth with existing customers and the addition of Casestack. Dedicated’s revenue increased 7.4% to $228.6 million due to revenue management and growth with new accounts.

Transportation Costs

Transportation cost increased 0.6% to $2.4 billion in 2019. Transportation costs in 2019 consisted of purchased transportation costs of $1.9 billion and equipment and driver related costs of $471.8 million compared to 2018 purchased transportation costs of $1.9 billion and equipment and driver related costs of $452.1 million. Purchased transportation costs were down slightly for the comparable periods. Equipment and driver related costs increased 4.4% in 2019 due primarily to equipment depreciation expense, an increase in the number of drivers, claims, and wage increases.

Gross Margin

Gross margin increased 28.7% to $395.2 million. The $88.2 million gross margin increase was the result of increases in all service lines. Intermodal gross margin increased primarily due to improved pricing and improved network balance. Partially offsetting the intermodal margin growth were higher rail costs, higher driver and equipment costs, and lower volume. Truck brokerage gross margin increased due to a 17.2% increase in volume and the addition of CaseStack and benefits from our yield management strategy and technology. Logistics gross margin increased primarily due to the addition of CaseStack, and growth with existing customers. Dedicated gross margin increased due to revenue management initiatives and improved operational discipline.

As a percentage of revenue, gross margin increased to 14.3% in 2019 from 11.5% in 2018. Intermodal gross margin as a percentage of sales increased 130 basis points due to revenue management, partially offset by rail and driver and equipment cost increases. Truck brokerage gross margin as a percentage of sales was up 380 basis points due to improved purchasing and the addition of CaseStack. Logistics gross margin as a percentage of sales was up 600 basis points due to improved pricing, better purchasing, improved optimization and the addition of CaseStack. Dedicated gross margin as a percentage of revenue improved 580 basis points due to revenue management and operational discipline.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits expense increased $19.2 million to $182.7 million in 2019 from $163.5 million in 2018. As a percentage of revenue, Hub’s salaries and benefits increased to 6.6% in 2019 from 6.1% in 2018.  The salaries and benefits increase of $19.2 million is primarily due to the addition of CaseStack employees, partially offset by a $3.4 million decrease in bonuses and a $0.7 million decrease in payroll taxes.

General and Administrative

General and administrative expense increased to $77.9 million in 2019 from $55.6 million in 2018. These expenses, as a percentage of revenue, increased to 2.8% in 2019 from 2.1% in 2018.  The 2019 increase was due primarily due to the addition of CaseStack. Increased expenses included $4.8 million for a legal settlement of claims first made in 2013 for the alleged misclassification of drivers, the $4.7 million fair value consideration adjustment related to the Dedicated acquisition that decreased general and administrative expenses in 2018, outside accounting and consulting expenses of $4.8 million, technology and office equipment maintenance expense of $0.9 million, insurance expense of $0.4 million, rent of $0.4 million and $0.2 million increase in bad debt expense, partially offset by a decrease in training expense of $0.5 million.

Depreciation and Amortization

Depreciation and amortization expense increased to $21.2 million in 2019 from $11.3 million in 2018. This expense as a percentage of revenue increased to 0.8% in 2019 from 0.4% in 2018. This increase was related primarily to the addition of amortization due to the addition of CaseStack intangible assets.

Other Income (Expense)

Total other expense increased to $7.0 million in 2019 from $6.3 million in 2018 due to higher interest rates on debt related to equipment purchases, partially offset by higher interest income due to higher cash balances.

Provision for Income Taxes

The provision for income taxes increased to $27.4 million in 2019 from $16.4 million in 2018 while the effective tax rate increased to 25.7% from 23.3%.  The provision for income taxes increased primarily due to higher pre-tax income in 2019, while the 2019 effective tax rate was higher primarily due to a combination of higher state apportionment and tax rates as well as a tax shortfall related to stock-based compensation realized in 2019, compared to an excess tax benefit realized in 2018.

Net Income

Net income increased to $79.2 million in 2019 from $54.0 million in 2018 due primarily to increased margin, partially offset by higher operating expenses and higher income tax expense in 2019.

Results from discontinued operations

Results associated with Mode are classified as income from discontinued operations, net of taxes, in our Consolidated Statements of Income.  Below is a summary of results from discontinued operations for the three and nine months ended September 30, 2018.

Three months ended September 30
2018
Income from discontinued operations before gain on sale of Mode	$3,302
Gain on sale of Mode	113,601
Income from discontinued operations before income taxes	116,903

Provision for income taxes	28,057
Income from discontinued operations	$88,846

Nine months ended September 30
2018
Income from discontinued operations before gain on sale of Mode	$16,454
Gain on sale of Mode	113,601
Income from discontinued operations before income taxes	130,055

Provision for income taxes	31,213
Income from discontinued operations	$98,842

LIQUIDITY AND CAPITAL RESOURCES

During the nine months of 2019, we funded operations, capital expenditures, finance leases, repayments of debt, purchases of treasury shares and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand.  We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the nine months ended September 30, 2019 was $128.7 million, which resulted primarily from net income of $79.2 million adjusted for non-cash items of $105.0 million partially offset by the change in operating assets and liabilities of $55.5 million.

Cash provided by operating activities decreased $12.1 million in 2019 versus 2018.  The total decrease is due to lower net income of $73.6 million and a negative change in operating assets and liabilities of $66.2 million, partially offset by a change of $122.0 million in non-cash items and $5.7 million of transaction costs related to the disposition of Mode (the “Disposition”).

The decrease in the change in operating assets and liabilities was primarily due to a decrease of $28.5 million in accrued expenses, a decrease in the cash paid for prepaid taxes of $16.5 million, a decrease of $12.7 million due to timing of customer and vendor payments in 2019 versus 2018 and decreases in the cash paid for other assets of $4.9 million and non-current liabilities of $4.6 million. The increase in non-cash charges resulted primarily from the gain on the Disposition of $113.6 million, an increase in depreciation and amortization of $27.5 million, the $4.7 million contingent consideration adjustment and the compensation expense related to stock-based compensation plans of $2.9 million offset by the change in deferred taxes of $26.8 million.

Net cash used in investing activities for the nine months ended September 30, 2019 was $27.8 million which included capital expenditures of $55.6 million and cash used in acquisitions of $0.7 million, partially offset by proceeds from the Disposition of discontinued operations of $19.4 million and proceeds from the sale of equipment of $9.1 million. Capital expenditures of $55.6 million related primarily to tractors of $22.8 million, technology investments of $13.9 million, containers of $11.4 million, construction in process of $4.6 million, other transportation equipment of $2.5 million and the remainder for leasehold improvements.

We estimate our capital expenditures will range from $90 million to $95 million for 2019.

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

The net cash used in financing activities for the nine months ended September 30, 2019 was $72.7 million, which resulted from the repayment of long-term debt of $79.1 million, the purchase of treasury shares of $25.0 million, stock tendered for payments of withholding taxes of $2.9 million and capital lease payments of $2.2 million, partially offset by proceeds from the issuance of debt of $36.5 million.

The increase in net cash used by financing activities of $77.7 million from 2018 to 2019 was primarily due to decreases in the proceeds from the issuance of debt of $82.2 million and increases in the purchase of treasury shares of $25.0 million partially offset by less repayments of long term debt of $28.1 million and stock tendered for payments of withholding taxes of $1.4 million.

In 2019, we expect our cash paid for taxes to be significantly larger than in 2018 due to higher pre-tax income, smaller favorable timing differences related to depreciation, and tax extension payments related to our 2018 sale of Mode.  We expect our cash used to pay taxes in 2019 will be slightly greater than our income tax expense because of extension payments related to our 2018 sale of Mode exceeding the benefit of favorable timing differences related to depreciation for 2019.

At September 30, 2019, we are authorized to borrow up to $350 million under a revolving line of credit.  We have standby letters of credit that expire at various dates in 2019 and 2020.  As of September 30, 2019, our letters of credit were $30.6 million and we had no borrowings under our bank revolving line of credit. Our unused and available borrowings were $319.4 million as of September 30, 2019 and $323.0 as of December 31, 2018. We were in compliance with our debt covenants as of September 30, 2019.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.  Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the nine months ended September 30, 2019. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.   We do not use financial instruments for trading purposes.

We have both fixed and variable rate debt as described in Note 7 to the unaudited consolidated financial statements.  Any material increase in market interest rates would not have a material impact on the results of operations for the quarter ended September 30, 2019.

As of September 30, 2019, we had no borrowings under our bank revolving line of credit and our unused and available borrowings were $319.4 million.  As of December 31, 2018, our unused and available borrowings were $323.0 million.

Item 4.	CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.  As of September 30, 2019, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b)  Changes in Internal Control over Financial Reporting.  On July 1, 2019, we implemented the first phase of a phased implementation of a new enterprise resource planning (“ERP”) system.  We expect the implementation of the ERP system to reduce the number of financial systems across the Company and enhance our internal controls over financial reporting.  The implementation has resulted in certain changes to business processes and internal controls over financial reporting.  We have taken steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate the operating effectiveness of related controls during future periods.

Except as set forth above, no changes have occurred in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.Legal Proceedings

During the nine months ended September 30, 2019, there have been no material developments in the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, except those developments disclosed in Note 10 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference, in which we reported the resolution of two legal proceedings.

Item 1A.	Risk Factors

During the nine months ended September 30, 2019, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our year ended December 31, 2018 and in the Quarterly Report on Form 10-Q for our quarter ended June 30, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following contains information regarding purchases of our common stock made during the quarter ended September 30, 2019 by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

				Approximate Dollar Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
July 1 to July 31	444,509	$39.85	444,509	$75,002
Total	444,509	$39.85	444,509	$75,002

On May 28, 2019 our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock.  Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions.  We purchased 626,320 shares under this authorization from the authorization date through September 30, 2019. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

Item 5.	Other Information

On July 15, 2019, Hub entered into a separation agreement and release with Donald G. Maltby, former President and Chief Operating Officer of the Company. The separation agreement provided that Mr. Maltby was entitled to receive a separation payment of $0.7 million, less applicable tax withholdings and payroll deductions, payable over 18 months, and COBRA continuation through December 31, 2019. Under the separation agreement, Mr. Maltby agreed to customary confidentiality, non-compete, non-solicitation, non-disparagement, and further covenants with respect to the Company. The separation agreement became effective on July 22, 2019.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement dated July 15, 2019, between Hub Group, Inc. and Donald Maltby.

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101

Interactive data files for Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited  Consolidated Statements of Stockholders’ Equity; (iv) the Unaudited Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (formatted in Inline XBR) (included in Exhibit 101)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	November 8, 2019	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)