Form 10-K
period 2019-12-31
Hub Group, Inc.
filed 2020-02-28
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27754

HUB GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4007085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Clearwater Drive Oak Brook, IL	60523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 271-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock	HUBG	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2019, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $41.98 per share, was $1,370,432,860.

On February 21, 2020, the Registrant had 33,587,372 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2020 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

•	joint employer claims alleging that the Company is a co-employer of any workers providing services to a Company contractor;
•	labor unrest in the rail, drayage or trucking company communities;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	inability to identify, close and successfully integrate any future business combinations;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems, implementing new systems or protecting against cyber-attacks;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;
•	awards received during annual customer bids not materializing;
•	changes in insurance costs and claims expense;

•	union organizing efforts and changes to current laws which will aid in these efforts;
•	further consolidation of railroads;
•	the effects or perceived effects of panademics;
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity; and
•	losses sustained on insured matters where the liability materially exceeds available insurance proceeds.

Item 1.	BUSINESS

General

Hub Group, Inc. (the “Company”, “Hub”, “we”, “us” or “our”) is a leading, world class supply chain management company that provides value-added multi-modal transportation and logistics solutions by offering reliability, visibility and value to our customers. Our mission is to continuously elevate each customer’s business to drive long term success. Our vision is to build the industry’s premier customer-centric supply chain solutions. Our service offerings include comprehensive intermodal, truck brokerage, dedicated trucking, managed transportation, freight consolidation, warehousing, international transportation and other logistics services. The Company is a Delaware corporation that was incorporated on March 8, 1995 as successor to a business that was founded in 1971.

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

Our strategy includes the following elements:

•	Deepen and diversify our customer relationships through a best-in-class customer experience across all solutions
•	Acquire and organically develop new service offerings for our customers that will diversify our revenue streams and deliver sophisticated supply chain logistics solutions
•	Selectively invest in assets to drive organic growth and reduce our costs
•	Build a world class information technology platform to drive growth and efficiency and support future innovations
•	Sustain a culture that continues to enable innovation, service and teamwork

We regularly evaluate strategic transactions as a component of our strategy to enhance our core business lines and diversify our service offerings.  Our recent strategic transactions include the following:

Estenson Acquisition.  On July 1, 2017, our subsidiary Hub Group Trucking, Inc. (“HGT”) acquired the outstanding equity interests of Estenson Logistics, LLC (“Estenson”), a leading North American dedicated trucking company that operated over 1,000 trucks and employed approximately 1,300 drivers. Estenson now operates under the name Hub Group Dedicated (“Dedicated”).

Mode Sale.  On August 31, 2018, we sold the membership interests of our Mode Transportation, LLC (“Mode”) subsidiary (the “Disposition”) to an affiliate of York Capital Management (“Purchaser”).  Mode’s temperature protected division (“Temstar”) was not included in the transaction and is now included in our intermodal line of business. Mode provided transportation management services to its customers through a network of approximately 170 agents.

CaseStack Acquisition.  On December 3, 2018, a subsidiary of Hub Group, Inc. completed a merger with CaseStack, Inc. (“CaseStack”). CaseStack is a non-asset based transportation and logistics provider operating in two lines of business. CaseStack’s logistics business provides warehouse and transportation logistics services, including retailer-driven collaborative consolidation programs, to its customers who primarily consist of consumer packaged goods companies selling into the North American retail channel. CaseStack’s transportation brokerage business offers truck brokerage services with a focus on less-than-truckload services.  CaseStack does not own or operate any warehouses or transportation equipment. The financial results of CaseStack are included in our logistics line of business, except for its transportation brokerage business which is included in our truck brokerage line of business.

Services Provided

Our lines of business can be categorized as follows:

Intermodal. As an intermodal provider, we arrange for the movement of our customers’ freight in containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals.  Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our HGT subsidiary and third-party local trucking companies.

In a typical intermodal transaction, the customer places an order with us. We determine the price, arrange for the necessary intermodal equipment (which includes a container and chassis or a trailer) to be delivered to the customer by HGT or a third-party drayage company and, after the freight is loaded, arrange for the transportation of the container to the rail terminal where it is transported by the railroad to the destination rail terminal. Our predictive track and trace technology then monitors the shipment to ensure that it arrives as scheduled and alerts our customer service personnel if there are service delays. We then arrange for and confirm delivery by a drayage company at the destination. After unloading, the empty equipment is made available for reloading.

As of December 31, 2019, we owned approximately 38,000 53-foot containers for our dedicated use on the Union Pacific (“UP”) and the Norfolk Southern (“NS”) railroads.

During 2019, HGT accounted for approximately 58% of Hub’s drayage needs by providing reliable, cost effective intermodal services to our customers. As of December 31, 2019, HGT had terminals in the Atlanta, Birmingham, Charlotte, Chicago, Dallas, Edinburg (TX), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Kansas City, Milwaukee, Memphis, Nashville, Newark, Philadelphia, Portland (OR), Salt Lake City, Seattle, St. Louis, Stockton and Wilmington (IL) metro areas. As of December 31, 2019, HGT leased or owned approximately 1,300 tractors and 200 trailers, employed approximately 1,400 drivers and contracted with approximately 1,200 owner-operators.

Dedicated Trucking. Our dedicated operation contracts with customers who seek to outsource a portion of their trucking transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment. Our dedicated operation currently operates a fleet of approximately 1,300 tractors and 4,400 trailers at 87 locations throughout the U.S. As of December 31, 2019, Dedicated employed approximately 1,500 drivers.

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

In a typical truck brokerage transaction, the customer places an order with us for a particular freight movement. We make the delivery appointment and arrange with the appropriate carrier to pick up the freight. Once we receive confirmation that the freight has been picked up, we monitor the movement of the shipment until it reaches its destination and the delivery has been confirmed.

In 2018, we expanded our truck brokerage service offering through the acquisition of CaseStack. CaseStack’s truck brokerage provides us with additional capabilities, particularly with respect to less-than-truckload freight.

Logistics. Hub’s logistics business offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping. In 2018, we acquired CaseStack which leverages proprietary technology along with collaborative partnerships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer packaged goods clients. CaseStack contracts with third-party warehouse providers in seven markets across North America to which its customers ship their goods to be stored and eventually consolidated, along with goods from other CaseStack customers, into full truckload shipments destined to major North American retailers. CaseStack offers its customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

Marketing and Customers

As one of the leading transportation management companies in North America, Hub seeks to provide innovative, value-added multi-modal solutions including intermodal, dedicated trucking, truck brokerage and logistics services. We have transformed our organization from a traditional intermodal marketing company into a multi-modal solutions provider delivering reliability, visibility and value to our customers every day.

We seek to understand and analyze our customers’ entire network to provide innovative multi-modal solutions to drive savings, improve service and offer full visibility into their supply chains.

Over our nearly 50 years in business, we continue to live by the simple mantra that "good" is not good enough. To ensure we grow and improve, we focus intently on our customers, listening to their needs, developing comprehensive transportation solutions and delivering superior service. We invest in our people, equipment and technology to maintain our competitive edge in order to be the best transportation provider for our customers.

The supply chain needs of our customers have become more complex, efficient and lean. We are committed to helping our customers meet these needs. A particular focus has been providing our customers with increased speed and improved visibility into their supply chains.  Our state-of-the-art technology and satellite tracking of intermodal containers helps to maintain our high levels of service while aiding capacity planning and providing 24/7 visibility into any shipment; and our people have the skills, training and information to quickly respond to our customers' changing supply chain networks. Every customer has a dedicated team of professionals ready to service all of their needs. We refer to this exceptional service approach the "One Hub" experience.

The majority of our business is in the retail, consumer products and durable goods.  No one customer represents more than 10% of our total revenue in 2019 or 2018.  Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal.

Information Technology Systems

Leveraging strong technology at the core and emerging technologies on the edge to achieve our business goals and to keep pace with customer demands remains the basis of our technology strategy. We purchase commercially available technology for commodity capabilities, we extend to create additional value leveraging emerging technologies, and we build solutions where we can create differentiated experiences for our customers, drivers, carriers and employees. In 2018, we initiated our multi-year investment and process enhancement initiative that we refer to as “Elevate” which includes implementing core foundational technologies, Oracle enterprise resource planning (“ERP”) and Oracle Human Capital Management (“HCM”) and Oracle Transportation Management (“OTM”) all of which are deployed in the cloud. Anchored on those common platforms, our technology strategy includes the deployment of differentiating solutions facing our customers and carriers through our Hub Connect application and for our drivers through our Hub Pro application. In addition, we have many initiatives focused on internal productivity and efficiency that will be a dramatic change from the processes and technology used today.

We have now converted over 40% of our Intermodal terminals and are aggressively converting our Dedicated business to our newly designed process and technology solutions for fleet operations with the remainder to complete in 2020. This included changes to the technology used for the recruiting, qualifying, and onboarding of drivers. This allows drivers to immediately begin using the entire suite of solutions on their first day of employment. We also deployed our state-of-the-art transportation management system, OTM, allowing us to plan drivers and loads. This positively impacts both driver and asset utilization while improving the customer experience with more efficient, responsive operations. This deployment also added a significant set of capabilities to Hub Pro, our mobile solution for company drivers and owner operator drivers. These new capabilities include visibility to work assignments, direct communication to their manager, verification of work completed, hours of service compliance, vehicle inspection and other features focused on value to our drivers. This end to end solution was deployed leveraging both purchased and custom-built solutions integrated through our API platform.

Benefits of our Cloud First technology strategy include improvements to the rate and pace at which we can deliver technology solutions, while lowering the cost to serve and maintaining our level of service. As planned, we deployed ERP as our financial management solution as well as enabling HCM Cloud for driver payroll in 2020 allowing us to leverage both solutions to improve efficiency and gain valuable insight. In 2020, we will continue to invest in new technology solutions consistent with our overall technology strategy.

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

Government Regulation

The Company and several of our subsidiaries are licensed by the Department of Transportation as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that we perform truck brokerage services, they do so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a $75,000 surety bond that we have posted. In addition, Hub has customs bonds. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition; however, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

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

General

Employees: As of December 31, 2019, Hub Group had approximately 5,000 employees, which included approximately 3,000 drivers.  We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

Other: No material portion of our operations is subject to renegotiation of profits or termination of contracts at the election of the federal government.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the Securities and Exchange Commission (“SEC”).  We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC.  The reports and other information that we file with the SEC are available free of charge on our website at www.hubgroup.com as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC. Information on the websites referenced in this Form 10-K is not incorporated by reference into this filing.  Further, our references to website URLs are intended to be inactive textual references only.

Item 1A.	RISK FACTORS

Because we depend on railroads for our operations, our operating results and financial condition are likely to be adversely affected by any increase in rates, reduction or deterioration in rail service or change in the railroads’ reliance on us to market their intermodal transportation services.

We depend on the major railroads in the United States for virtually all of the intermodal services we provide. In many markets, rail service is limited to one or a few railroads. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to adversely affect our ability to provide intermodal transportation services to some of our customers. Rate increases would result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to truck or other transportation modes, which could cause a decrease in demand for our services. Further, our ability to continue to expand our intermodal transportation business is dependent upon the railroads’ ability to increase capacity for intermodal freight and provide consistent and reliable service. Our business could also be adversely affected by a work stoppage at one or more railroads or by adverse weather conditions or other factors that hinder the railroads’ ability to provide reliable transportation services. To date, the railroads have chosen to rely on us and other intermodal competitors to market their intermodal services rather than fully developing their own marketing capabilities. If one or more of the major railroads reduced their dependence on us, the volume of intermodal shipments we arrange would likely decline, which could have a material adverse effect on our results of operations and financial condition.

Our ability to expand our business or maintain our profitability may be adversely affected by a shortage of drivers and capacity.

We derive significant revenue from our intermodal, truck brokerage, dedicated and logistics services. There is significant competition for qualified drivers in the transportation industry.  Additionally, interventions and enforcements under the Federal Motor Carrier Safety Administration (“FMCSA”) Compliance, Safety, Accountability program may shrink the industry’s pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us.  Driver shortages and reliance on third-party companies for the operation of our intermodal, truck brokerage, dedicated and logistics services could adversely affect our profitability and limit our ability to expand our business or retain customers. Most drayage and certain less than truckload companies operate relatively small fleets and have limited access to capital for fleet expansion. Particularly during periods of economic expansion, it may be difficult for Dedicated, HGT and third-party trucking companies to expand their fleets due to chronic driver shortages. Driver shortages may require us to increase drivers’ compensation that we may be unable to pass on to our customers, let trucks sit idle, utilize lower quality drivers or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

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

Our information technology systems also depend upon the Internet, third-party service providers, global communications providers, satellite-based communications systems, the electric utilities grid, electric utility providers and telecommunications providers as well as their respective vendors, all of whom have at some point experienced significant system failures and outages in the past. We have minimal control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions due to transitional challenges in upgrading or enhancing our technology systems; failures in the services upon which our information technology platforms rely, including those that may arise from adverse weather conditions or natural calamities, such as floods, hurricanes, earthquakes or tornadoes; illegal acts, including terrorist attacks; human error or systems modernization initiatives; and/or other disruptions, may adversely affect our business, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial position.

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

Our information technology systems are subject to cyber and other risks some of which are beyond our control, which could have a material adverse effect on our business, results of operations and financial position.

We rely heavily on the proper functioning and availability of our information systems for our operations as well as for providing value-added services to our customers. Our information systems, including our accounting, communications and data processing systems, are integral to the efficient operation of our business. It is critical that the data processed by these systems remain confidential, as it often includes competitive customer information, confidential customer credit card and transaction data, employee records and key financial and operational results and statistics. The sophistication of efforts by hackers, foreign governments, cyber-terrorists, and cyber-criminals, acting individually or in coordinated groups, to launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other business interruptions has continued to increase in recent years. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks, particularly given the complex and evolving laws and regulations regarding privacy and data protection. While we and our third-party service providers have experienced cyber-attacks and attempted breaches of our and their information technology systems and networks or similar events from time to time, no such incidents have been, individually or in the aggregate, material to us. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of our systems, information and measures, including outages, computer viruses, break-ins and similar disruptions, could have a significant impact on our operations.

Although our information systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, security or other laws and regulations could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. In Addition, while we maintain insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, our coverage may not sufficiently cover all types of losses or claims that may arise.

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

Insurance and claims expenses could significantly reduce our earnings.

We are exposed to claims related to cargo loss and damage, property damage, personal injury, workers’ compensation, group health and group dental. We maintain insurance coverage with third-party insurance carriers, but we assume a significant portion of the risk associated with these claims due to high self-insured retention (“SIR”) and deductibles. Our operating results could be adversely affected if any of the following were to occur: (i) the number or the severity of claims increases; (ii) we are required to accrue or pay additional amounts because claims prove to be more severe than our original assessment; or (iii) claims exceed our coverage amounts. If the number or severity of claims increases, our operating results could also be adversely affected if the cost to renew our insurance was increased when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher freight rates to our customers, our earnings could be materially and adversely affected. In addition, insurance companies generally require us to collateralize our SIR or deductible levels. If these collateralization requirements increase, our borrowing capacity could be adversely affected.

We operate in a highly competitive industry and our business may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.

The transportation industry is highly competitive. We face competition in all geographic markets and each industry sector in which we operate. Increased competition or our inability to compete successfully may lead to a reduction in our volume, reduced revenues, reduced profit margins, increased pricing pressure, or a loss of market share, any one of which could affect our financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including the following:

•

our competitors may periodically reduce their prices to gain business, especially during times of declining economic growth, which may limit our ability to maintain or increase prices or impede our ability to maintain or grow our market share;

•	our inability to obtain expected customer retention levels or sales growth targets;
•	we compete with many other transportation and logistics service providers, some of which have greater capital resources or lower cost structures than we do;
•	our inability to compete with new entrants in the transportation and logistics market that may offer similar services at lower cost or have greater technological capabilities;
•	customers may choose to provide for themselves the services that we now provide;
•	many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress rates or result in the loss of some of our business to competitors;
•	the continuing trend toward consolidation in the trucking industry may result in larger carriers with greater financial resources than we have;
•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and
•

because cost of capital is a significant competitive factor, any increase in either the cost of our debt or equity as a result of reductions in our debt rating or stock price volatility could have a significant impact on our competitive position.

We derive a significant portion of our revenue from our largest customers and the loss of one or more of these customers could have a material adverse effect on our revenue and business.

Our 10 largest customers accounted for approximately 42% of our total revenue in 2019, 41% in 2018 and 36% in 2017. While our dedicated and logistics businesses may involve long-term contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels.  A reduction in or termination of our services by one or more of our largest customers could have a material adverse effect on our revenue and business. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so.

Our customers’ and suppliers’ businesses may be negatively affected by various economic and other factors such as recessions, downturns in the economy, global uncertainty and instability, the effects or perceived effects of pandemics, changes in U.S. social, political, and regulatory conditions and/or a disruption of financial markets, which may decrease demand for our services or increase our costs.

Adverse economic and other conditions, both in the U.S. and internationally, can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization. For example, the effects (or perceived effects) of pandemics (including matters such as the coronavirus) may affect international trade, supply chains, travel, employee productivity and other economic activities.  Additionally, uncertainty and instability in the global economy and any other action that the U.S. government may take to withdraw from or materially modify international trade arrangements, including related to the United States-Mexico-Canada Agreement, which was agreed upon on September 30, 2018 and is designed to replace the North American Free Trade Agreement (“NAFTA”), may lead to fewer goods being transported and could have a material adverse effect on our business, financial conditions and results of operations. The U.S. government has made significant changes in U.S. trade policy and has taken certain other actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the European Union, China, and India, have imposed tariffs on certain goods imported from the United States. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. If these consequences are realized, the volume of global economic activity may be significantly reduced. Such a reduction could have a material adverse effect on our business, results of operations and financial condition.

Customers adversely affected by changes in U.S. trade policies or otherwise encountering adverse economic or other conditions may be unable to obtain additional financing or financing under acceptable terms. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise, customers may select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight volumes.

Our suppliers’ business levels also may be negatively affected by adverse economic and other conditions and changes in the political and regulatory environment, as well as the effects (or perceived effects) of pandemics and other public concerns, both in the U.S. and internationally, or financial constraints, any one of which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in wage rates, fuel prices, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for our employees.

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

We derived 59% of our revenue from our intermodal services in 2019 and 60% in both 2018 and 2017. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have a material adverse effect on our results of operations.

Relatively small increases in our transportation costs that we are unable to pass through to our customers are likely to have a significant effect on our gross margin and operating income.

Transportation costs represented 86% of our consolidated revenue in 2019, 88% in 2018 and 89% in 2017. Because transportation costs represent such a significant portion of our costs, any increases in the operating costs of railroads, trucking companies or drayage companies can be expected to result in higher freight rates. Transportation costs may increase if we are unable to sign on owner-operators or recruit employee drivers as this may increase driver costs or force us to use more expensive purchased transportation.  The inability to pass cost increases to our customers is likely to have a significant effect on our gross margin and operating income.

Our operations may be affected by external factors such as severe weather and other natural occurrences, including floods, fires, hurricanes and earthquakes at operating locations where we have vehicles, warehouses and other facilities. As a result, our vehicles and facilities may be damaged, our workforce may be unavailable, fuel costs may rise, and significant business interruptions could occur. In addition, the performance of our vehicles could be adversely affected by extreme weather conditions. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of our damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of service, we may not be able to mitigate a significant interruption in operations.

Our business depends on the availability of fuel. Fuel availability can be affected by natural or man-made disasters, adverse weather conditions, political events, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict and world supply and demand imbalance. We do not maintain fuel storage and pumping stations at all of our facilities. Therefore, a disruption in the global fuel supply resulting from factors outside of our control, hence increasing the demand for fuel traditionally used by trucks could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Additionally, fuel costs can be very volatile. Over recent years, fuel prices have fluctuated greatly due to factors outside our control. Significant increase in fuel prices or fuel taxes that were unable to offset by any fuel surcharges or freight rate increases could have an adverse impact on our business operations. We have a fuel surcharge program in place with many of our customers. These fuel surcharges typically allow us the ability to recover the costs associated with the volatile fuel prices. Our inability to time the fuel surcharges billed to customers with the change in fuel costs could affect our operations. Rapid increases in fuel costs could also have a material adverse effect on our operations or future profitability.

Uncertainty about global economic conditions or a global pandemic such as coronavirus could also increase the volatility of our stock price.

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

We operate in a highly regulated industry, and changes in existing regulations or costs of compliance with, or liability for violation of, existing or future regulations or antiterrorism measures could have a material adverse effect on our business.

The Company and various subsidiaries, including Dedicated and CaseStack, are regulated by the Department of Transportation (“DOT”) as motor carrier freight brokers. The DOT prescribes qualifications for acting in this capacity, including surety bond requirements. The transportation industry is subject to DOT regulations regarding, among other things, driver breaks and “restart” rules that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. The FMCSA, under the DOT, also manages a compliance and enforcement initiative partnering with state agencies designed to monitor and improve commercial vehicle motor safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could levy fines and restrict or otherwise impact our operations. To date, compliance with these regulations has not had a material adverse effect on our results of operations or financial condition. We may also become subject to new or more restrictive regulations relating to carbon emissions under climate change legislation or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could materially adversely affect our business and results of operations.

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

Our failure to comply with any existing or future laws, rules or regulations to which we are, or may become subject, whether actual or alleged, could have a material adverse effect on our business and on our ability to access the capital required to operate our business. Among other things, any such failure could expose us to reputational harm, loss of business, fines, penalties or potential litigation liabilities, including costs, settlements and judgments, as well as the loss of operating authority and restrictions on our operations.

Furthermore, terrorist attacks, along with any government response to those attacks, may adversely affect our financial condition, results of operations or liquidity. Our fleet, other key infrastructure and information technology systems may be targets or indirect casualties of acts of terror, other harmful acts, or war. Further, because transportation assets continue to be a target of terrorist activities, federal, state and local governmental bodies are proposing and, in some cases, have adopted legislation and regulations relating to security issues that impact the transportation industry, including checkpoints and travel restrictions on large trucks. If additional security measures disrupt or impede the timing of our operations, we may fail to meet the requirements of our customers or incur increased expenses to do so. In addition, complying with these or future regulations could continue to increase our operating costs and reduce operating efficiencies. We maintain insurance coverages addressing these risks; however, such insurance may be inadequate or become unavailable, premiums charged for some or all of the insurance could increase dramatically, or regulations may change. These changes could exacerbate the effects of an act of terrorism on our business, resulting in a significant business interruption, increased costs and liabilities and decreased revenues or an adverse impact on results of operation.

Our growth could be adversely affected if we are not able to make or to successfully integrate acquisition prospects.

We believe that the failure to integrate an acquired business or assets could significantly impact financial results. We cannot guarantee that we will be able to execute and integrate acquisitions on commercially acceptable terms.  Financial results most likely to be negatively affected include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

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

Our failure to implement or market new and existing services to existing and potential customers could have an adverse effect on our operations.

The Company continues to expand its service offerings. We may continue to add additional services in the future. In the event we implement new service offerings, we may devote substantial resources to educating our customers on such offerings with no assurance that a sufficient number of customers will use such additional services. If we add new services, we may not identify trends correctly or may not be able to bring new services as quickly, effectively or price-competitively as our competitors. Our failure to implement new services or market any existing or future services to our current customer base and/or new customers could have a material adverse impact on our operations.

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

We may fail to establish sufficient insurance reserves and adequately estimate for future workers’ compensation and vehicle liabilities.

We are partially self-insured for vehicle liability and workers’ compensation claims. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed and comply with generally accepted accounting principles (GAAP) and other accounting and finance best practices, any projection of losses concerning workers’ compensation and vehicle insurance is subject to a considerable degree of variability. The causes of this variability include litigation trends, claim settlement patterns and fluctuations in the frequency or severity of accidents. If actual losses incurred are greater than those anticipated, our self-insurance reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss in excess of our self-insured limits, the loss and attendant expenses may be covered by traditional insurance and excess insurance the Company has in place, but if not covered or above such coverages, losses could harm our business, financial condition or results of operations.

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

Our business could be adversely affected by strikes or work stoppages by draymen, truckers, warehousemen, port workers and railroad workers, or the decision of our employees to unionize.

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

Currently, none of our employees are represented by a collective bargaining agreement. If in the future our employees decide to unionize, this would increase our operating costs and force us to alter the way we operate causing an adverse effect on our operating results.

Our business may be affected by uncertainty or changes in U.S. or global social, political or regulatory conditions.

We arrange for the movement of freight, much of which originates from China, into and out of every major city in the U.S., Mexico and Canada, and we import 53-foot intermodal containers manufactured in China. Adverse developments in laws, policies or practices in the U.S. and internationally can negatively impact our business and the business of our customers. Negative domestic and international global trade conditions as a result of social, political or regulatory changes or perceptions (such as those that might be associated with pandemics) could materially affect our business, financial conditions and results of operations. We provide services both domestically and to a lesser extent outside of the U.S., which subjects our business to various additional risks, including:

•	changes in tariffs, trade restrictions, trade agreements and taxes;
•	varying tax regimes, including consequences from changes in applicable tax laws;
•	difficulties in managing or overseeing foreign operations and agents;
•	different liability standards;
•	the price and availability of fuel;
•	uncertainty and changes to political and regulatory regimes as a result of changing social, political, regulatory and economic environments in the U.S. and internationally; and
•	geopolitical conditions, such as national and international conflict, including terrorist acts and the effects (or perceived effects of pandemics (such as the coronavirus).

If we do not correctly anticipate changes in social, political or regulatory conditions or their impact on the transportation industry, we may not alter our business practices in time to avoid adverse effects. Additionally, the occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

Our suppliers may also be affected by changes in the political and regulatory environment, both in the U.S. and internationally. Negative impacts on our suppliers could result in disruptions in the supply and availability of equipment or services needed for our business that could in turn affect our ability to operate and serve our customers as planned.  Additionally, changes to current U.S. international trade agreements, such as NAFTA and other trade agreements, may lead to fewer goods transported and we may need to restructure certain terms of business with suppliers or customers. On January 29, 2020, following Congressional approval, President Trump signed an agreement with Mexico on the United States-Mexico-Canada Trade Agreement (“USMCA”), The agreement remains to be ratified by Canada.  The full impact of this agreement on us, our customers and on economic conditions is currently unknown.

Our operations may be subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

We are subject to various federal, state and local governmental laws and regulations that govern, among other things, the emission and discharge of hazardous materials into the environment, the presence of hazardous materials at our properties or in our vehicles, fuel storage tanks, the transportation of certain materials and the discharge or retention of storm water. Under certain environmental laws, we could also be held responsible for any costs relating to contamination at our past or present facilities and at third-party waste disposal sites, as well as costs associated with the clean-up of accidents involving our vehicles. Environmental laws have become and may continue to be increasingly more stringent over time, and there can be no assurance that our costs of complying with current or future environmental laws or liabilities arising under such laws will not have a material adverse effect on our business, operations or financial condition.

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

The Company is also subject to certain Environmental Protection Agency (“EPA”) and California Air Resources Board (“CARB”) regulations. We may become subject to enforcement actions, new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations.  In addition to EPA and state agency regulations on exhaust emissions with which we must comply, there is an increased legislative and regulatory focus on climate change, greenhouse gas emissions and the impact of global warming. State and local governments are increasingly considering greenhouse gas emissions regulation. This possibility of increased regulation of greenhouse gas emissions potentially exposes us to significant new taxes, fees and other costs. We are also subject to increasing sensitivity to sustainability issues. This increased focus on sustainability may result in new regulations and/or customer requirements that could adversely impact our business. Any future limitations on the emission of greenhouse gases, other environmental legislation or customer sustainability requirements could increase our future capital expenditures and have an adverse impact on our financial condition, results of operations and liquidity.

We are subject to the risks of litigation and governmental inquiries, which could have a material adverse effect on our business.

The nature of our business exposes us to a variety of litigation risks related to a number of issues, including without limitation, accidents involving our trucks and employees, alleged violations of federal and state labor and employment laws, securities laws, environmental liability and other matters. Accordingly, we are, and in the future may be, subject to legal proceedings and claims that have arisen in the ordinary course of our business and may include class-action allegations. We are also subject to potential governmental proceedings, inquiries, and claims. The parties in such actions may seek amounts from us that may not be covered in whole or in part by insurance.  These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage or could significantly increase our cost for obtaining such coverage, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Our inability to defend our intellectual property could damage our reputation and incur costs that have a negative impact on our operations or financial condition.

The Company has registered various trademarks and designs in the United States, Mexico and Canada. These marks play a major role in our business as they strengthen our brand recognition while helping accomplish our marketing strategy. Some of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, or other intellectual property could be challenged or invalidated or misappropriated or infringed upon, by third parties. Our continued efforts to obtain, enforce, protect and defend our intellectual property against a third-party infringement claim may be ineffective and could result in substantial costs which could adversely impact our corporate reputation, business, results of operations, and financial conditions.

Damage to our reputation through unfavorable publicity or the actions of our employees could adversely affect our financial condition.

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, Instagram and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.

The market value of our common stock may fluctuate and could be substantially affected by various factors.

We expect that the market price of our common stock will continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, among others:

•	actual or anticipated variations in earnings, financial or operating performance or liquidity;
•	changes in analysts’ recommendations or projections;
•	failure to meet analysts’ and our Company's projections;
•	general political, social, economic and capital market conditions;
•	announcements of developments related to our business;
•	operating and stock performance of other companies deemed to be peers;
•	actions by government regulators;
•	news reports of trends, concerns and other issues related to us or our industry, including changes in regulations; and
•	geopolitical conditions such as acts or threats of terrorism, military conflicts, and the effects (or perceived effects) of pandemics (such as the coronavirus).

Our common stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 1C.INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Pursuant to Instructions to Item 401 of Regulation S-K, we have included information on our executive officers in this Part I. The table sets forth certain information as of February 1, 2020 with respect to each person who is an executive officer of the Company. With the exception of Ms. McDermott, all of our executive officers have been employed with Hub Group for the last five years.

Name	Age	Position

David P. Yeager	66	Chairman of the Board of Directors and Chief Executive Officer

Phillip D. Yeager	32	President and Chief Operating Officer

Terri A. Pizzuto	61	Executive Vice President, Chief Financial Officer and Treasurer

Vava R. Dimond	53	Executive Vice President, Chief Information Officer

Vincent C. Paperiello	49	Chief Solutions Officer

Michele L. McDermott	49	Chief Human Resources Officer

Douglas G. Beck	53	Executive Vice President, Secretary and General Counsel

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

Phillip D. Yeager was named President and Chief Operating Officer effective July 1, 2019. Prior to this appointment, Mr. Yeager served as Chief Commercial Officer overseeing Intermodal and Truck Brokerage operations as well as sales, pricing, solutions and account management since January 2018. Phil formerly held the role of Executive Vice President, Account Management and Intermodal Operations since January 2016 after serving as Vice President of Account Management and Business Development from February 2014 to January 2016. Mr. Yeager joined Hub in 2011 as the Director of Strategy and Acquisitions to focus on strategic initiatives and acquisitions throughout the company and lead the integration of Mode Transportation. Prior to joining Hub, Mr. Yeager served as Assistant Vice President of Commercial Banking at BMO Harris Bank, and as an investment banking analyst for Lazard Freres & Co. Mr. Yeager earned his Bachelor of Arts degree from Trinity College in Hartford Connecticut, and a Master of Business Administration degree from the University of Chicago Booth School of Business. Mr. Yeager is the son of David P. Yeager and the brother of Matthew Yeager and Laura Grusecki.

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

Vava R. Dimond was named an Executive Vice President of the Company in May 2016 and Chief Information Officer in April 2015 after serving as the Interim Chief Information Officer since September 2014. Ms. Dimond began her career with Hub in June 2013 as the Vice President of Business Engineering, responsible for overseeing Hub’s Business Intelligence, Business Engineering and Program Management projects and processes. Previously, Ms. Dimond spent 16 years with Schneider National and held several leadership positions within IT, most recently serving as Vice President of Technology Services. Ms. Dimond earned her Bachelor of Science degree in Economics from South Dakota State University in 1991.

Vincent C. Paperiello was named Chief Solutions Officer in 2019 after serving as Executive Vice President, Pricing and Yield Management since February 2016. Since joining Hub in 1993, Mr. Paperiello has held a variety of operational, logistics management and business intelligence positions with the Company. In his current role, he is responsible for our go-to-market analytics organization, ensuring that we are developing and delivering solutions that propel our customers’ businesses. Mr. Paperiello is a member of the Professional Pricing Society and the Intermodal Association of North America (IANA), a leading industry trade association representing the combined interest of the intermodal freight industry. Mr. Paperiello received a Bachelor of Arts degree in History from Western Illinois University and a Master of Business Administration – Finance degree from DePaul University’s Kellstadt Graduate School of Business, graduating with honors both times.

Michele L. McDermott joined Hub in 2019 as our first ever Chief Human Resources Officer (“CHRO”). Ms. McDermott has nearly 25 years of experience in human resources and served in an executive capacity at Assurance Agency and National Express Corporation before coming to Hub. As CHRO, Ms. McDermott is responsible for developing Hub’s employees, managing diverse workforces, and implementing strategic plans for benefits, safety programs and technology systems. Ms. McDermott earned a Bachelor of Science in Business Administration from Lewis University and a Master of Business Administration, Operations and Finance from DePaul University’s Kellstadt Graduate School of Business. Ms. McDermott is a Society for Human Resources Management Senior Certified Professional and has received her Senior Professional in Human Resources certification from the HR Certification Institute.

Douglas G. Beck was named Executive Vice President, Secretary and General Counsel in May 2016, after serving as Vice President, Secretary and General Counsel since July 2015, and Interim General Counsel since January 2015. In his role, Mr. Beck is responsible for managing the Legal, Compliance and Claims departments. Mr. Beck began his career with Hub in June 2011 as Assistant General Counsel. Prior to joining Hub, Mr. Beck was a Senior Attorney with Alberto-Culver Company from 2007 to 2011. Mr. Beck previously held counsel positions at Navistar International Corporation, Allegiance Healthcare Corporation and Seyfarth Shaw. Mr. Beck earned a Bachelor of Arts degree from the University of Illinois in 1987 graduating summa cum laude and received his Juris Doctor from Northwestern University School of Law in 1992.

Directors of the Registrant

In addition to David P. Yeager, the following six individuals are also on our Board of Directors: James C. Kenny – Director of Kenny Industries, LLC, an asset holding company, and Director of Kerry Group, PLC, a company traded on the London and Dublin stock exchanges; Peter B. McNitt – former Vice Chair of BMO Harris Bank, a United States bank; Charles R. Reaves – Chief Executive Officer of Reaves Enterprises, Inc., a real estate development company; Martin P. Slark – former Chief Executive Officer of Molex Incorporated, a manufacturer of electronic, electrical and fiber optic interconnection products and systems; Jonathan P. Ward – Operating Partner at Kohlberg & Co., a leading U.S. private equity firm; and Mary H. Boosalis – President and CEO of Premier Health, a health network in the Dayton, OH region.

Item 2.	PROPERTIES

As of December 31, 2019, we directly, or indirectly through our subsidiaries, operated 33 offices throughout the United States, Canada and Mexico, including our headquarters in Oak Brook, Illinois and our HGT terminals located throughout the United States.  We have corporate offices in Mesa, AZ, Fayetteville, AR and Santa Monica, CA. All of our office space except for our corporate headquarters is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

Item 3.	LEGAL PROCEEDINGS

We are a party to litigation incident to our business, including claims for personal injury and/or property damage, bankruptcy preference claims, and claims regarding freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we defend those ourselves. We do not believe that the outcome of this litigation will have a materially adverse effect on our financial position or results of operations. See Item 1 Business—Risk Management and Insurance and see Note 16 to the consolidated financial statements under “Legal Matters” for a detailed discussion of our ongoing legal proceedings, which note is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the Nasdaq Global Select Market tier of the Nasdaq Stock Market under the symbol “HUBG.” There is no established trading market for shares of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”). Set forth below are the high and low closing prices for shares of the Class A Common Stock for each full quarterly period in 2019 and 2018.

	2019		2018
	High	Low	High	Low

First Quarter	$47.88	$35.87	$52.25	$40.30

Second Quarter	$47.04	$38.40	$54.46	$38.40

Third Quarter	$47.42	$38.08	$56.60	$44.90

Fourth Quarter	$52.64	$43.83	$49.35	$34.02

On February 21, 2020, there were approximately 378 stockholders of record of the Class A Common Stock and, in addition, there were an estimated 10,884 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 21, 2020, there were 9 holders of record of our Class B Common Stock.

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

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2014 with the cumulative total return of the Nasdaq Stock Market Index (NQUSBT) and the Nasdaq Trucking and Transportation Index (NQUSB27707). These comparisons assume the investment of $100 on December 31, 2014 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

5 YEAR STATISTICS
RETURN
165
145
125
105
85
65
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
100
100
87
77
115
114
100
138
127
126
130
116
97
171
145
135
HUBGROUP
NASDAQ
INDUSTRY

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(in thousands except per share data)

	Years Ended December 31,
	2019	2018 (1)	2017 (2)	2016	2015
Statement of Income Data:
Revenue	$3,668,117	$3,683,593	$3,123,063	$2,750,449	$2,699,236
Gross margin	521,070	445,601	337,630	331,319	295,725
Operating income	152,420	124,919	72,669	96,557	90,983
Income from continuing operations before provision for income taxes	143,870	116,726	66,931	94,027	85,973
Income from continuing operations, net of income taxes	107,171	87,661	120,014	57,646	54,954
Income from discontinued operations net of income taxes	-	114,079	15,139	17,159	15,995
Net income	107,171	201,740	135,153	74,805	70,949

Earnings per share from continuing operations
Basic	$3.22	$2.62	$3.61	$1.70	$1.53
Diluted	$3.20	$2.61	$3.60	$1.70	$1.53

Earnings per share from discontinued operations
Basic	$-	$3.42	$0.46	$0.51	$0.45
Diluted	$-	$3.40	$0.45	$0.51	$0.44

Earnings per share from net income
Basic	$3.22	$6.04	$4.07	$2.21	$1.98
Diluted	$3.20	$6.01	$4.05	$2.20	$1.97

	As of December 31,
	2019	2018 (1)	2017 (2)	2016	2015
Balance Sheet Data:
Total assets (3)	$1,991,574	$1,924,898	$1,670,941	$1,360,259	$1,301,146
Long-term debt and financing leases	188,754	233,810	222,504	126,105	114,194
Stockholders' equity	1,075,279	980,834	769,872	628,179	647,840

(1)	Includes the results of operations for CaseStack from December 3, 2018, the date of its merger with a subsidiary of Hub Group, Inc.
(2)	Includes the results of operations for Dedicated from July 1, 2017, the date of its acquisition by HGT.
(3)	Total assets for the years 2018 to 2015 do not reflect the impact of the adoption of ASC 842 Leases on January 1, 2019.

On August 31, 2018, Hub sold Mode. In our 2018 consolidated financial statements, Mode was presented as discontinued operations for that year and all prior periods presented. The balance sheet data above included Mode’s assets for the years 2016 and 2015. In 2017, Mode’s assets were classified as held for sale. The selected financial data for 2018 and prior years reflect Mode as discontinued operations. Refer to the Note 4 “Discontinued Operations” to our consolidated financial statements for additional information regarding the sale of Mode.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

EXECUTIVE SUMMARY

We are a world class provider of multimodal transportation solutions. Our vision is to be the industry’s premier customer-centric supply chain solutions provider. We offer comprehensive intermodal, truck brokerage, dedicated trucking and logistics services. We operate through a nationwide network of operating centers.

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

Our logistics line of business consists of complex transportation management services, including load consolidation, mode optimization and carrier management. These service offerings are designed to take advantage of the increasing trend for shippers to outsource all or a greater portion of their transportation needs. Our acquisition of CaseStack added consolidation and warehousing services that are marketed primarily to consumer-packaged goods companies who serve the North American retail channel.

Hub has full time marketing representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them.

Hub’s customer solutions group works with pricing, account management and operations to enhance Hub’s customer margins across all lines of business. We are working on margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, asset utilization, reducing repositioning costs, providing holistic solutions and reviewing and improving low profit freight.

Hub’s top 50 customers represent approximately 67% of revenue for the year ended December 31, 2019. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Strategic Transactions

On August 31, 2018, we sold our Mode Transportation, LLC (“Mode”) subsidiary.  Mode’s temperature protected division (“Temstar”) was not included in the transaction and is now included in our intermodal line of business.

Prior to the decision to sell Mode, Hub historically reported two distinct and reportable business segments. As a result of the decision to sell Mode, which is now classified as discontinued operations, we have one reporting segment. Revenue and costs related to Hub’s business that were not included on the sale of Mode are reported within results from continuing operations. All revenues and costs related to Mode’s business (other than Temstar) are presented in results from discontinued operations. Prior year information has been adjusted to conform with the current presentation. Unless otherwise stated, the information disclosed in Management’s Discussion and Analysis refers to continuing operations. See Note 4 of the Consolidated Financial Statements for additional information regarding results from discontinued operations.

On December 3, 2018, we acquired CaseStack, Inc. (“CaseStack”). Total consideration for the transaction was $252.9 million, consisting of $249.4 million in cash and $3.5 million in a deferred purchase consideration, which is reflected in our Consolidated Balance Sheet under Accrued Other and is being paid in twenty four equal monthly installments.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table summarizes our revenue by business line (in thousands):

	Twelve Months Ended
	December 31,
	2019	2018
Intermodal	$2,166,382	$2,219,739
Truck brokerage	433,793	497,282
Logistics	769,195	673,715
Dedicated	298,747	292,857
Total revenue	$3,668,117	$3,683,593

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2019		2018
Revenue	$3,668,117	100.0%	$3,683,593	100.0%
Transportation costs	3,147,047	85.8%	3,237,992	87.9%
Gross margin	521,070	14.2%	445,601	12.1%

Costs and expenses:
Salaries and benefits	235,963	6.4%	222,786	6.0%
General and administrative	104,206	2.8%	81,272	2.2%
Depreciation and amortization	28,481	0.8%	16,624	0.5%
Total costs and expenses	368,650	10.0%	320,682	8.7%

Operating income	$152,420	4.2%	$124,919	3.4%

Revenue

Hub’s revenue remained consistent at $3.7 billion in 2019 and 2018. Intermodal revenue decreased 2.4% to $2.2 billion primarily due to a 7.2% decrease in volume and lower fuel revenue, partially offset by improved pricing. Truck brokerage revenue decreased 12.8% to $433.8 million due to a 24.2% decrease in fuel, mix and price combined, partially offset by an 11.4% increase in volume due to the addition of CaseStack. Logistics revenue increased 14.2% to $769.2 million related primarily to the addition of CaseStack. Dedicated’s revenue increased 2.0% to $298.7 million primarily due to growth with new accounts, partially offset by lost business.

Transportation Costs

Hub’s transportation costs decreased to $3.1 billion in 2019 from $3.2 billion in 2018. Transportation costs in 2019 consisted of purchased transportation costs of $2.5 billion and equipment and driver related costs of $652.3 million compared to 2018, which consisted of purchased transportation costs of $2.6 billion and equipment and driver related costs of $607.8 million. The 5.2% decrease in purchased transportation costs was primarily due to decreases in intermodal volume and improved purchasing, partially offset by rail cost increases. Equipment and driver related costs increased 7.3% in 2019 primarily due to increases in equipment depreciation expense, higher insurance and claims costs and driver compensation.

Gross Margin

Hub’s gross margin increased 16.9% to $521.1 million in 2019 from $445.6 million in 2018. The $75.5 million gross margin increase was the result of increases in all lines of business. Intermodal gross margin increased primarily due to improved pricing and network optimization. Partially offsetting the intermodal margin growth were higher rail costs and an increase in insurance and claims costs and lower volumes. Truck brokerage gross margin increased due to the addition of CaseStack, benefits from our yield management strategy and improved technology. Logistics gross margin increased due to the addition of CaseStack. Dedicated gross margin increased due to revenue management initiatives and improved operational discipline.

As a percentage of revenue, gross margin increased to 14.2% in 2019 from 12.1% in 2018. Intermodal gross margin as a percentage of sales increased 50 basis points due to improved prices and network optimization, partially offset by rail cost increases, higher insurance and claims costs and lower surge volumes. Truck brokerage gross margin as a percentage of sales increased 400 basis points primarily due to the addition of CaseStack and improved purchasing and pricing. Logistics gross margin as a percentage of sales increased 550 basis points due to the addition of CaseStack and improved purchasing and pricing. Dedicated gross margin as a percentage of sales increased 410 basis points due to decreased costs for third party carriers and improved operational discipline.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Hub’s salaries and benefits increased to $236.0 million in 2019 from $222.8 million in 2018. As a percentage of revenue, Hub’s salaries and benefits increased to 6.4% in 2019 from 6.0% in 2018.

Hub’s salaries and benefits increase of $13.2 million was primarily due to the addition of CaseStack employees. Salaries increased $17.6 million, restricted stock increased $2.9 million and payroll taxes and employee benefits combined increased $0.6 million, partially offset by a $7.9 million decrease in bonuses and commissions combined.

Hub’s headcount as of December 31, 2019 and 2018 was 2,024 and 2,312, respectively, which excludes drivers, as driver costs are included in transportation costs. The decrease in Hub’s headcount is primarily due to technology driven efficiencies and improved processes.

General and Administrative

Hub’s general and administrative expenses increased to $104.2 million in 2019 from $81.3 million in 2018. As a percentage of revenue, these expenses increased to 2.8% in 2019 from 2.2% in 2018.

The increase of $22.9 million in general and administrative expense was due primarily to the addition of CaseStack, a $4.8 million settlement in 2019 of a claim first made in 2013 for the alleged misclassification of drivers, the $4.7 million fair value consideration adjustment related to the Dedicated acquisition that decreased general and administrative expenses in 2018, as well as increases in IT consulting and professional service expense of $6.3 million, rent expense of $2.1 million, office expense of $1.2 million, IT maintenance expense of $1.1 million, temporary labor of $0.5 million and a $0.3 million lower gain on sale of equipment in 2019 versus 2018.

Depreciation and Amortization

Hub’s depreciation and amortization increased to $28.5 million in 2019 from $16.6 million in 2018. This expense as a percentage of revenue increased to 0.8% in 2019 from 0.5% in 2018. This increase was related primarily to the addition of amortization related to CaseStack’s intangible assets.

Other Income (Expense)

Hub’s other expense increased to $8.5 million in 2019 from $8.2 million in 2018 due to higher interest expense on debt related to equipment purchases, partially offset by higher interest income earned on increased cash balances.

Provision for Income Taxes

The provision for income taxes increased to an expense of $36.7 million in 2019 from $29.1 million in 2018 due primarily to an increase in income from continuing operations in 2019. Our effective tax rate was 25.5% in 2019 and 24.9% in 2018. The effective tax rate increased in 2019 largely due to an unfavorable adjustment related to stock-based compensation impacting the 2019 tax rate.

Net Income

Net income from continuing operations increased to $107.2 million in 2019 from $87.7 million in 2018 due primarily to increased margin, partially offset by higher operating expenses and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

During 2019, we funded operations, capital expenditures, finance leases, repayments of debt, purchases of treasury shares and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand. We believe that our cash, cash flows from operations and borrowings available under our Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the year ended December 31, 2019 was approximately $254.5 million, which resulted primarily from income of $107.2 million, non-cash charges of $134.2 million and operating assets and liabilities of $13.1 million.

Cash provided by operating activities increased $43.7 million in 2019 versus 2018. The increase was due to the change in non-cash items of $135.5 and transaction costs related to the Disposition in 2018 of $5.8 million partially offset by a decrease in net income of $94.6 million and operating assets and liabilities of $3.0 million. The increase in non-cash charges resulted from no gain on Disposition in 2019 versus a gain on Disposition in 2018 of $132.4 million, higher depreciation and amortization of $33.0 million, no contingent consideration of $4.7 million in 2019, higher compensation related to stock-based plans of $2.8 million and lower gains on the sale of fixed assets of $0.3 million, partially offset by a decrease in deferred taxes of $37.7 million. The negative change in operating assets and liabilities of $3.1 million was caused by decreases in the changes in accrued expenses of $43.6 million, accounts payable of $20.4 million, prepaid taxes of $11.5 million and restricted investments of $4.2 million. The decreases were partially offset by increases in the changes in accounts receivable of $64.2 million, prepaid expenses of $5.2 million, other assets of $4.2 million and non-current liabilities of $3.0 million.

Cash provided by operating activities increased $85.6 million in 2018 versus 2017. The increase was due to higher net income in 2018 of $66.6 million and a $57.2 million change in operating assets and liabilities, partially offset by a decrease of $32.4 million of non-cash items and $5.8 million of transaction costs related to the Disposition in 2018. The positive change in operating assets and liabilities of $57.2 million was caused by increases in the change of accounts receivable of $53.3 million, accrued expenses of $46.4 million, prepaid expenses of $5.8 million and restricted investments of $4.1 million as well as a decrease in the cash used for prepaid taxes of $23.3 million. These increases were partially offset by decreases in accounts payable of $53.5 million due to the timing of vendor payments, non-current liabilities of $14.1 million and other assets of $8.1 million. The decrease in non-cash charges primarily resulted from the gain on Disposition of $132.5 million plus the $4.7 million contingent consideration adjustment and the higher gain of the sale of equipment of $1.4 million, partially offset by increases in deferred taxes of $80.9 million, depreciation and amortization of $21.7 million and compensation expense related to stock-based compensation plans of $3.6 million.

Net cash used in investing activities for the year ended December 31, 2019 was $66.1 million which includes capital expenditures of $94.8 million and acquisition payments related to CaseStack of $0.7 million. Proceeds included $19.4 million from the Disposition and $10.0 million from the sale of equipment. Capital expenditures of $94.8 million included tractor purchases of $26.5 million, containers of $25.5 million, technology investments of $20.4 million, construction of our corporate headquarters of $16.3 million, transportation equipment of $5.6 million and the remainder for leasehold improvements.

Capital expenditures decreased by approximately $104.9 million in 2019 as compared to 2018. The 2019 decrease was due to decreases in tractor purchases of $69.5 million, transportation equipment, primarily trailers of $27.9 million, containers of $17.1 million, technology investments of $6.1 million and leasehold improvements of $0.7 million, partially offset by an increase of $16.3 million primarily for our corporate headquarters.

Net cash used in investing activities decreased by $25.6 million to $209.5 million in 2018 from $235.1 million in 2017. The decrease was due to the proceeds received from the Disposition in 2018 of $228.0 million as compared to no proceeds in 2017 and an increase in the proceeds from the sale of equipment of $5.6 million in 2018. These cash increases were offset by additional cash used in 2018 for capital expenditures of $125.3 million and acquisitions of approximately $82.7 million. The increase in capital expenditures of $125.3 million was due to additional purchases of tractors of $80.1 million, containers of $25.0 million, technology investments of $19.0 million, transportation equipment, including trailers, of $12.8 million and the remainder for leasehold improvements.

In 2020, we estimate capital expenditures will range from $115 million to $120 million. We expect equipment purchases to be approximately $60 million, technology investments will range from $20 million to $25 million and the new office building at our Oak Brook, Illinois campus to be approximately $35 million. We plan to fund these expenditures with a combination of both cash and debt.

Net cash used in financing activities for the year ended December 31, 2019 was $81.1 million which includes repayments of long-term debt of $105.7 million, the purchase of treasury stock of $25.0 million, cash for stock tendered for payments of withholding taxes of $4.0 million and finance lease payments of $2.9 million partially offset by the proceeds from the issuance of debt $56.5 million.

The $112.6 million change in cash used in financing activities for 2019 versus cash provided by financing activities in 2018 was primarily due to the decrease in proceeds from the issuance of debt of $115.7 million and the increase in treasury shares purchased of $25.0 million, partially offset by decreases in debt payments of $27.8 million and cash used for purchase of our stock related to employee withholding taxes of $0.3 million.

Net cash provided by financing activities increased by $20.5 million to $31.6 million in 2018 from $11.1 million for 2017. The increase was due to additional proceeds from the issuance of debt of $73.6 million and less debt issuance costs of $1.4 million partially offset by additional payments of long-term debt of $53.6 million and stock tendered for payments of withholding taxes of $0.9 million.

In 2019, cash paid for income taxes was $40.3 million, of which $10.8 million related to 2018 and $29.5 million related to 2019. Income tax expense was $36.7 million in 2019, which exceeded the cash paid for income taxes related to 2019 of $29.5 million. That was due to a combination of favorable timing differences related to depreciation and approximately $4.1 million of additional 2019 tax to be paid with extensions in April 2020.

See Note 11 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2020. As of December 31, 2019, our letters of credit were $31.5 million.

As of December 31, 2019, we had no borrowings under our bank revolving line of credit and our unused and available borrowings were $318.5 million. Our unused and available borrowings were $323.0 million as of December 31, 2018. We believe our line of credit is adequate to meet our cash needs. We were in compliance with our debt covenants as of December 31, 2019.

CONTRACTUAL OBLIGATIONS

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease obligations, and contingent commitments as of December 31, 2019 is presented in the following table (in thousands).

Future Payments Due:

	Operating	Finance		Interest
	Leases	Leases	Debt	on Debt	Total
Year 1	$9,703	$3,183	$94,691	$3,762	$111,339
Year 2	8,361	1,836	76,028	2,505	88,730
Year 3	7,029	8	60,489	1,370	68,896
Year 4	4,861	-	41,208	373	46,442
Year 5	3,706	-	9,209	29	12,944
Thereafter	7,190	-	-	-	7,190
	$40,850	$5,027	$281,625	$8,039	$335,541

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:

Year 1	$3,817
Year 2	2,282
Year 3	1,739
Year 4	1,310
Year 5	1,112
Thereafter	12,383
$22,643

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

Allowance for Uncollectible Trade Accounts Receivable

We extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions. Annually we review, in hindsight, the percentage of receivables that are collected that aged over one year, those that are not one year old and the accounts that went into bankruptcy. We reserve for accounts less than one year old based on specifically identified uncollectible balances and our historic collection percentage, including receivable adjustments charged through revenue for items such as billing disputes. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain its financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions.  Our historical collection percentage has been over 98% for receivables that are less than a year old. Once a receivable ages over one year, our collection percentage is much lower, thus a separate calculation is done for open receivables that have aged over one year. We also review our collection percentage after a customer has gone into bankruptcy. Although these collection percentages may change both negatively and positively, since only a small portion of our receivables are aged over one year or are involved in a bankruptcy case, a large change in either of those collection percentages would not have a material impact on our financial statements. Our level of reserves for customer accounts receivable fluctuate depending upon all the factors mentioned above. Historically, our reserve for uncollectible accounts has approximated actual accounts written off and we do not expect the reserve for uncollectible accounts to change significantly relative to our accounts receivable balance. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Recoveries of receivables previously charged off are recorded when received.

Capitalized Internal Use Software and Cloud Computing Costs

We capitalize internal and external costs, which include costs related to the development of our cloud computing or hosting arrangements, incurred to develop internal use software per ASC Subtopic 350-40.  Internal use software has both the of the following characteristics: the software is acquired, internally developed, or modified solely to meet our needs and during the development or modification, no substantive plan exists or is being developed to market the software externally.  Only costs incurred during the application development stage and costs to develop or obtain software that allows for access to or conversion of old data by new systems are capitalized.  Capitalization of costs begins when the preliminary project stage is complete, management has committed to funding the project and it is probable the project will be completed, and the software will be used to perform its intended function.  The measurement of the costs to capitalize include fees paid to third parties, costs incurred to obtain software from third parties, travel expenses by employees in their duties associated with developing software, payroll related costs for employees who devote time spent directly on the project and interest costs incurred while developing internal-use software or implementing a hosting arrangement. Capitalization ceases no later than when the project is substantially complete and ready for its intended use, after all substantial testing is complete.

Claims Accruals

We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents, and cargo damage. Certain insurance arrangements include high self-insurance retention limits (deductible) applicable to each claim. We have umbrella policies to limit our exposure to catastrophic claim costs.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies and third party administrators to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred-but-not-reported claims. Our claim accrual liability is classified as either current or non-current in the consolidated balance sheet based on an estimate of when the claims are expected to be paid. We do not discount our estimated losses.  In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.

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

Revenue

We believe that the performance of our railroad vendors and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate. Should there be further consolidation in the rail industry causing a service disruption, we believe our intermodal business would likely be negatively impacted. Should there be a significant service disruption, we expect that there may be some customers who would switch from using our intermodal service to other transportation services that may not be provided by Hub. We expect that these customers may choose to continue to utilize other services even when intermodal service levels are restored. Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, lower fuel prices, the entry of new competitors, poor customer retention, inadequate drayage and intermodal service and inadequate equipment supply and the ongoing coronavirus outbreak or other health concerns.

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, competitor pricing actions, changes in the transportation business mix, start-up costs for new business, changes in logistics services between transactional business and management fee business, changes in truck brokerage services between spot, committed and special, insurance and claim costs, driver recruiting costs, driver compensation changes, impact of regulations on drayage costs, trailer and container capacity, vendor cost increases, fuel costs, equipment utilization, intermodal industry growth, intermodal industry service levels, accessorials, competitive pricing and related changes in accounting estimates.

Salaries and Benefits

We estimate that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between volume increases and changes in levels of staffing. Factors that could cause the percentage not to stay in the recent historical range include, but are not limited to, revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, changes in customer requirements, changes in our operating structure, severance, employee insurance costs, how well we perform against our EPS and other bonus goals, and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

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

Equipment, Depreciation and Amortization

We operate tractors and utilize containers, trailers and chassis in connection with our business. This equipment may be purchased or leased as part of an operating or financing lease. In addition, we rent equipment from third parties and various railroads under short term rental arrangements. Equipment which is purchased is depreciated on the straight-line method over the estimated useful life.

Impairment of Property and Equipment, Goodwill and Indefinite-Lived Intangibles

On an ongoing basis, we assess the realizability of our assets. If, at any point during the year, we determine that an impairment exists, the carrying amount of the asset is reduced by the estimated impairment with a corresponding charge to earnings which could have a material adverse impact on earnings.

Other Income (Expense)

We expect interest expense to increase in 2020 because we financed our 2019 tractor and container purchases with debt.  Factors that could cause a change in interest expense include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and purchase of treasury stock.

Provision for Income Taxes

Based on current tax legislation, we estimate that our effective tax rate will be between 24% and 25% in 2020.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

The Company has both fixed and variable rate debt as described in Note 11 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2019.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2019. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. We do not use financial instruments for trading purposes.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Hub Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of  critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Claims Accruals
Description of the Matter

At December 31, 2019, the Company’s aggregate accrued liability related to auto and workers’ compensation claims, inclusive of amounts expected to be paid above its self-insured retention limits, was $20.0 million. As explained in Note 1 of the consolidated financial statements, the Company recognizes a liability at the time of an incident based upon the nature and severity of the claim and analyses provided by third-party claims administrators. The Company utilizes actuarial methods to estimate this liability.

Auditing the Company's claims accruals is complex due to the uncertainty associated with the claims, the application of significant management judgment, and the use of actuarial methods. In addition, the estimate of the accrual can fluctuate based on the assumptions used in the actuarial studies, including the frequency and severity of claims, the loss development factors for existing claims and the estimates of incurred but not reported claims. These assumptions have a significant effect on the claims accruals.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the claims accrual process. For example, we tested the controls over management’s assessment of the assumptions and underlying data used in the determination of the measurement and valuation of the reserve.

To evaluate the claims accruals, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data. Furthermore, we involved our actuarial specialist to assist in our evaluation of the methodologies applied and significant assumptions used by the Company in determining the calculated liability. We then compared the Company’s recorded liability amount to a range which our actuarial specialist developed based on independently selected assumptions.

Capitalized Internal Use Software and Cloud Computing Software Costs
Description of the Matter

As discussed in Note 13 to the consolidated financial statements, the Company capitalizes costs incurred to implement, develop or obtain internal use and cloud computing software (collectively “internal use software”). The Company capitalized $21.9 million of internal use software costs in the year ended December 31, 2019 and had total internal use software costs, net of accumulated amortization, of $64.8 million as of December 31, 2019.

Auditing the Company’s capitalization of internal use software costs is complex. Management applies significant judgment in determining which software projects, and activities within those projects, qualify for capitalization, as only those costs incurred in certain stages of software development or implementation can be capitalized in accordance with the applicable accounting standards. In addition, measuring the appropriate amounts to capitalize requires the Company to maintain detailed records of time spent by personnel on implementation and development activities across all projects in development. Finally, management applies judgment in determining when to cease the capitalization of costs related to internal use software that will be placed in service.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes for accounting for costs associated with internal use software projects. Our procedures included, among others, testing controls over management’s determination of which projects and costs qualify for capitalization in accordance with the applicable accounting standards, the Company’s controls over identifying and accumulating time and costs, both internal and external, associated with the internal software development activities and the Company’s controls over when internal use software is placed in service and amortization started.

To test the Company’s capitalization of internal use software costs, we performed audit procedures that included, among others, inspecting underlying documentation to evaluate whether the costs were appropriately capitalizable under the applicable accounting standards. We also inquired of project managers for significant projects to assess the nature of the costs, including the internal time devoted to capitalizable activities and the externally contracted costs. We evaluated the software implementation timeline and the related underlying documentation obtained to support the capitalization period for implementation and development amounts as well as the date the internal use software was placed in service.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.

Chicago, Illinois

February 28, 2020

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$168,729	$61,435
Accounts receivable trade, net	443,539	477,088
Other receivables	3,237	22,021
Prepaid taxes	630	616
Prepaid expenses and other current assets	24,086	27,533
TOTAL CURRENT ASSETS	640,221	588,693

Restricted investments	22,601	19,236
Property and equipment, net	663,165	681,859
Right-of-use assets - operating leases	35,548	-
Right-of-use assets - financing leases	5,865	-
Other intangibles, net	120,967	134,788
Goodwill, net	484,459	483,584
Other assets	18,748	16,738
TOTAL ASSETS	$1,991,574	$1,924,898

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$257,247	$272,859
Accounts payable other	11,585	10,906
Accrued payroll	45,540	55,535
Accrued other	86,686	82,900
Lease liability - operating leases	8,567	-
Lease liability - financing leases	3,048	2,845
Current portion of long-term debt	94,691	101,713
TOTAL CURRENT LIABILITIES	507,364	526,758

Long-term debt	186,934	229,071
Non-current liabilities	36,355	29,619
Lease liability - operating leases	28,518	-
Lease liability - financing leases	1,820	4,739
Deferred taxes	155,304	153,877

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2019 and 2018	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2019 and 2018; 33,353,904 shares outstanding in 2019 and 33,793,709 shares outstanding in 2018	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2019 and 2018	7	7
Additional paid-in capital	179,637	172,220
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,179,601	1,072,456
Accumulated other comprehensive loss	(186)	(182)
Treasury stock; at cost, 7,870,888 shares in 2019 and 7,431,083 shares in 2018	(268,734)	(248,621)
TOTAL STOCKHOLDERS' EQUITY	1,075,279	980,834
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,991,574	$1,924,898

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts).

	Years Ended December 31,
	2019	2018	2017

Revenue	$3,668,117	$3,683,593	$3,123,063
Transportation costs	3,147,047	3,237,992	2,785,433
Gross margin	521,070	445,601	337,630

Costs and expenses:
Salaries and benefits	235,963	222,786	175,567
General and administrative	104,206	81,272	77,239
Depreciation and amortization	28,481	16,624	12,155
Total costs and expenses	368,650	320,682	264,961

Operating income	152,420	124,919	72,669

Other income (expense):
Interest expense	(10,994)	(9,611)	(6,754)
Interest income	2,103	1,359	349
Other, net	341	58	667
Total other income (expense)	(8,550)	(8,194)	(5,738)

Income from continuing operations before income taxes	143,870	116,725	66,931

Income tax expense (benefit)	36,699	29,064	(53,083)

Income from continuing operations	107,171	87,661	120,014

Income from discontinued operations, net of income taxes	$-	$114,079	$15,139

Net income	$107,171	$201,740	$135,153

Other comprehensive (loss) income:
Foreign currency translation adjustments	(4)	12	79

Total comprehensive income	$107,167	$201,752	$135,232

Earnings per share from continuing operations
Basic	$3.22	$2.62	$3.61
Diluted	$3.20	$2.61	$3.60

Earnings per share from discontinued operations
Basic	$-	$3.42	$0.46
Diluted	$-	$3.40	$0.45

Earnings per share net income
Basic	$3.22	$6.04	$4.07
Diluted	$3.20	$6.01	$4.05

Basic weighted average number of shares outstanding	33,284	33,393	33,220
Diluted weighted average number of shares outstanding	33,480	33,560	33,350

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2016	41,887,088	$419	$173,565	$(15,458)	$735,563	$(273)	(8,031,810)	$(265,637)	$628,179
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(77,988)	(3,412)	(3,412)
Issuance of restricted stock awards, net of forfeitures	-	-	(10,427)	-	-	-	332,076	10,427	-
Share-based compensation expense	-	-	9,873	-	-	-	-	-	9,873
Net income	-	-	-	-	135,153	-	-	-	135,153
Foreign currency translation adjustment	-	-	-	-	-	79	-	-	79
Balance December 31, 2017	41,887,088	$419	$173,011	$(15,458)	$870,716	$(194)	(7,777,722)	$(258,622)	$769,872

Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(87,381)	(4,270)	(4,270)
Issuance of restricted stock awards, net of forfeitures	-	-	(14,271)	-	-	-	434,020	14,271	-
Share-based compensation expense	-	-	13,480	-	-	-	-	-	13,480
Net income	-	-	-	-	201,740	-	-	-	201,740
Foreign currency translation adjustment	-	-	-	-	-	12	-	-	12
Balance December 31, 2018	41,887,088	$419	$172,220	$(15,458)	$1,072,456	$(182)	(7,431,083)	$(248,621)	$980,834

Purchase of treasury shares	-	-	-	-	-	-	(626,320)	(24,998)	(24,998)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(98,260)	(3,984)	(3,984)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,869)	-	-	-	284,775	8,869	-
Share-based compensation expense	-	-	16,286	-	-	-	-	-	16,286
Net income	-	-	-	-	107,171	-	-	-	107,171
Adoption of ASC 842	-	-	-	-	(26)	-	-	-	(26)
Foreign currency translation adjustment	-	-	-	-	-	(4)	-	-	(4)
Balance December 31, 2019	41,887,088	$419	$179,637	$(15,458)	$1,179,601	$(186)	(7,870,888)	$(268,734)	$1,075,279

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net Income	$107,171	$201,740	$135,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,887	83,910	62,173
Deferred taxes	1,821	39,499	(41,351)
Compensation expense related to share-based compensation plans	16,286	13,480	9,873
Contingent consideration adjustment	-	(4,703)	-
(Gain) loss on sale of assets	(745)	(1,007)	441
Gain on Disposition	-	(132,448)	-
Transaction costs for Disposition	-	(5,798)	-
Changes in operating assets and liabilities:
Restricted investments	(3,365)	827	(3,304)
Accounts receivable, net	32,732	(31,475)	(84,775)
Prepaid taxes	(14)	11,472	(11,794)
Prepaid expenses and other current assets	3,447	(1,750)	(7,543)
Other assets	(3,786)	(8,029)	56
Accounts payable	(14,933)	5,521	59,037
Accrued expenses	(122)	43,476	(2,931)
Non-current liabilities	(870)	(3,876)	10,185
Net cash provided by operating activities	254,509	210,839	125,220

Cash flows from investing activities:
Proceeds from sale of equipment	10,025	10,975	5,327
Purchases of property and equipment	(94,847)	(199,791)	(74,541)
Acquisitions, net of cash acquired	(734)	(248,656)	(165,933)
Proceeds from the disposition of discontinued operations	19,439	227,986	-
Net cash used in investing activities	(66,117)	(209,486)	(235,147)

Cash flows from financing activities:
Proceeds from issuance of debt	56,494	172,146	98,544
Repayments of long-term debt	(105,653)	(133,436)	(79,869)
Stock tendered for payments of withholding taxes	(3,984)	(4,270)	(3,412)
Purchase of treasury stock	(24,998)	-	-
Finance lease payments	(2,954)	(2,889)	(2,800)
Payment of debt issuance costs	-	-	(1,397)
Net cash (used in) provided by financing activities	(81,095)	31,551	11,066

Effect of exchange rate changes on cash and cash equivalents	(3)	(26)	14

Net increase (decrease) in cash and cash equivalents	107,294	32,878	(98,847)
Cash and cash equivalents beginning of the year	61,435	28,557	127,404
Cash and cash equivalents end of the year	$168,729	$61,435	$28,557

Supplemental disclosures of cash paid for:
Interest	$11,262	$9,677	$6,162
Income taxes	$40,289	$13,606	$13,149

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

On August 31, 2018, Hub Group, Inc. sold Mode Transportation, LLC (“Mode”), a direct wholly-owned subsidiary of the Company (the “Disposition”).  Refer to Note 4 “Discontinued Operations” for additional information regarding results from discontinued operations.

On December 3, 2018, we acquired CaseStack, Inc. (“CaseStack”).  Refer to Note 5 “Acquisition” for additional information regarding CaseStack.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2019 and 2018, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (“DDAs”), savings accounts and an interest-bearing checking account.

Accounts Receivable and Allowance for Uncollectible Accounts: In the normal course of business, we extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends, including receivable adjustments charged through revenue for items such as disputes, and an evaluation based on current economic conditions. Specifically, we reserve a portion of every account balance that has aged over one year, a portion of receivables that are not one year old and a portion of receivables for customers in bankruptcy and certain account balances specifically identified as uncollectible. On an annual basis, we perform a hindsight analysis to determine experience in collecting account balances over one year old, those that are not one year old and account balances in bankruptcy. We then use this hindsight analysis to establish our reserves for receivables over one year and in bankruptcy. We reserve for accounts less than one year old based on specifically identified uncollectible balances and our historic collection percentage, including receivable adjustments charged through revenue for items such as billing disputes. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain its financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Our reserve for uncollectible accounts was approximately $6.9 million and $6.7 million as of December 31, 2019 and 2018, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method at rates adequate to depreciate the cost of the applicable assets over their expected useful lives: building and improvements, up to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, up to 10 years; furniture and equipment, up to 10 years; and transportation equipment up to 16 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed 10 years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations. We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event that the undiscounted future cash flows resulting from the use of the asset is less than the carrying amount, an impairment loss equal to the excess of the assets carrying amount over its fair value, less cost to dispose, is recorded.

Capitalized Internal Use Software and Cloud Computing Costs: We capitalize internal and external costs, which include costs related to the development of our cloud computing or hosting arrangements, incurred to develop internal use software per ASC Subtopic 350-40. Internal use software has both the of the following characteristics: the software is acquired, internally developed, or modified solely to meet our needs and during the development or modification, no substantive plan exists or is being developed to market the software externally. Only costs incurred during the application development stage and costs to develop or obtain software that allows for access to or conversion of old data by new systems are capitalized. Capitalization of costs begins when the preliminary project stage is complete, management has committed to funding the project and it is probable the project will be completed, and the software will be used to perform its intended function. The measurement of the costs to capitalize include fees paid to third parties, costs incurred to obtain software from third parties, travel expenses by employees in their duties associated with developing software, payroll related costs for employees who devote time spent directly on the project and interest costs incurred while developing internal-use software or implementing a hosting arrangement. Capitalization ceases no later than when the project is substantially complete and ready for its intended use, after all substantial testing is complete.

Goodwill and Other Intangibles: Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with our business combinations. Goodwill and intangible assets that have indefinite useful lives are not amortized but are subject to annual impairment tests.

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. Due to the Disposition, we only have one reporting unit.  We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the fair value of our reporting unit was less than its carrying value and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value.  If the carrying value of the reporting unit exceeds the estimated fair value, a second step is performed, which compares the implied fair value of goodwill to the carrying value, to determine the amount of impairment. In 2019 and 2018, we performed the qualitative assessment and determined it was not, more-likely-than-not, that the fair value of our reporting unit was less than its carrying value.

We evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Claims Accruals: We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents, and cargo damage. Certain insurance arrangements include high self-insurance retention limits (deductible) applicable to each claim. We have umbrella policies to limit our exposure to catastrophic claim costs.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims. At December 31, 2019 and 2018, we had an accrual of approximately $20.0 million and $15.1 million, respectively for estimated claims. We had no significant receivables recorded for payments in excess of our self-insured levels. Our claims accruals are classified in accrued other and non-current liabilities in the consolidated balance sheets, based on when the claim is estimated to be paid.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs, savings accounts and an interest-bearing checking account. We primarily serve customers located throughout the United States with no significant concentration in any one region. No one customer accounted for more than 10% of revenue in 2019, 2018 or 2017. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

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

Provision for Income Taxes: Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections with two exceptions for which we have established valuation allowances.  We have established valuation allowances of $0.1 million related to state tax net operating losses and $4.6 million related to state incentive tax credit carryforwards. In the event the probability of realizing the remaining deferred tax assets does not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

New Pronouncements: In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting.  Under this new standard, companies will no longer be required to value non-employee awards differently from employee awards. This means that companies will value all equity classified awards at their grant-date and forgo revaluing the award after this date. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  This standard was adopted on January 1, 2019 and had no material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and other (Topic 350): simplifying the test for goodwill impairment. This ASU simplifies how all entities assess goodwill for impairment by eliminating step two from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard on January 1, 2020, as required. The adoption of Topic 350 had no material effect on our financial statements.

In February 2016, the FASB issued ASC 842, Leases, which requires lessees to recognize a right-of-use asset (“ROU”) and a lease obligation for all leases. We adopted the standard as of January 1, 2019, as required.  The standard also provides an additional transition method to assist entities with the implementation. Entities that elect this option would adopt the new standard using a modified retrospective transition method, but they would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We elected to apply a package of practical expedients and did not reassess at the date of initial adoption (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, or (3) initial direct costs for existing leases. Lessees can also make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less which we elected.

In 2016, the FASB issued ASC 326, Financial Instruments – Credit Losses, (“ASC 326”) that requires credit losses on financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected, not based on incurred losses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 is permitted. We adopted this standard on January 1, 2020, as required. The adoption of ASC 326 had no material impact on our consolidated financial statements as the new guidance is consistent with our current accounting policy in determining expected credit losses on financial assets.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for doubtful accounts, exposure for claims under our insurance policies and useful lives of assets. Actual results could differ from those estimates.

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended, December 31,
	2019	2018	2017

Net income from continuing operations for basic and diluted earnings per share	$107,171	$87,661	$120,014

Net income from discontinued operations for basic and diluted earnings per share	-	114,079	15,139

Net income	107,171	201,740	135,153

Weighted average shares outstanding - basic	33,284	33,393	33,220

Dilutive effect of stock options and restricted stock	196	167	130

Weighted average shares outstanding - diluted	33,480	33,560	33,350

Earnings per share from continuing operations
Basic	$3.22	$2.62	$3.61
Diluted	$3.20	$2.61	$3.60
Earnings per share from discontinued operations
Basic	$-	$3.42	$0.46
Diluted	$-	$3.40	$0.45
Earnings per share net income
Basic	$3.22	$6.04	$4.07
Diluted	$3.20	$6.01	$4.05

NOTE 4.	Discontinued Operations

On August 31, 2018, Hub sold Mode. Total consideration received by the Company for the Disposition in the third quarter of 2018 was $238.5 million in cash, subject to customary purchase price adjustments. An additional $19.4 million receivable resulting from a net working capital adjustment was recorded in other receivables in the Consolidated Balance Sheet in the fourth quarter of 2018 and was received in the first quarter of 2019.

During the eight months we owned Mode in 2018, Mode had revenue of $42.2 million from Hub and Hub had revenue of $17.9 million from Mode.  For the twelve months ended December 31, 2017, Mode had revenue of $50.6 million from Hub and Hub had $51.0 million from Mode.  These sales were eliminated on our Consolidated Statements of Income. In connection with the Disposition, the Company and Mode entered into a transition services agreement pursuant to which both the Company and Mode provided certain immaterial transition services to the other party for a period of time following the closing.

Results associated with Mode are classified as income from discontinued operations, net of income taxes, in our Consolidated Statements of Income. Prior year results have been adjusted to conform with the current presentation. Income from discontinued operations is comprised of the following:

	Years Ended December 31,
	2018	2017
Revenue	$739,534	$908,870
Transportation costs	648,986	788,982
Gross margin	90,548	119,888

Costs and expenses:
Salaries and benefits	11,043	12,821
Agent fees and commissions	56,631	73,955
General and administrative	5,795	8,071
Depreciation and amortization	632	1,158
Total costs and expenses	74,101	96,005

Operating income from discontinued operations	16,447	23,883

Other income
Interest income	22	67
Other, net	(15)	56
Gain on Disposition	132,448	-
Total other income	132,455	123

Income from discontinued operations before income taxes	148,902	24,006
Provision for income taxes	34,823	8,867

Income from discontinued operations	$114,079	$15,139

Selling, general and administrative expenses recorded in discontinued operations include corporate costs incurred directly in support of Mode.

See the table below for a reconciliation of the gain recorded on the sale of Mode:

Net proceeds received from Disposition (1)	$227,986
Consideration receivable due from Mode (2)	18,981
Adjusted proceeds from Disposition	$246,967

Mode assets:
Accounts receivable	173,669
Accounts receivable other	22
Prepaid expenses	260
Property and equipment	2,501
Restricted investments	4,467
Other intangibles, net	9,033
Goodwill, net	29,389
Other assets	209
Total Mode assets	219,550

Mode liabilities:

Accounts payable (3)	97,536
Accrued payroll	3,072
Accrued other	6,285
Non-current liabilities	3,936
Total Mode liabilities	110,829

Transaction costs for Disposition (4)	5,798

Gain on sale of the Mode business before income taxes	$132,448

(1)	The proceeds received from the Disposition are net of working capital adjustments outlined in the Disposition agreement.
(2)	Additional consideration to be received as a result of post close contractual adjustments
(3)	Includes $2.3 million of bank overdrafts assumed by the purchaser.
(4)	Costs include advisory fees, legal fees and professional fees.

Proceeds from the sale of Mode have been presented in the Consolidated Statements of Cash Flows under investing activities for the twelve months ended December 31, 2018. Total operating and investing cash flows of discontinued operations for the twelve months ended December 31, 2018 and 2017 are comprised of the following, which exclude the effect of income taxes:

	Twelve months ended December 31,
(in thousands)	2018	2017
Net cash (used in) provided by operating activities	(4,318)	25,147
Net cash provided by (used in) investing activities	245,339	(823)

NOTE 5.	Acquisition

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

The following table summarizes the allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Accounts receivable trade	$31,896
Prepaid expenses and other current assets	694
Property and equipment	3,247
Deferred tax assets	6,433
Goodwill, net	166,070
Other intangibles	75,600
Other assets	120
Total assets acquired	$284,060

Accounts payable trade	$24,542
Accrued payroll	2,811
Accrued other	3,849
Total liabilities assumed	$31,202

Total consideration	$252,858

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

The components of “Other intangibles” listed in the above table as of the acquisition date are as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2019	Life
Customer relationships - logistics services	$65,600	$7,107	$58,493	10 years
Customer relationships - transportation services	$8,700	$1,885	$6,815	5 years
Trade name	$1,300	$939	$361	18 months

The above intangible assets are amortized using the straight -line method.  Amortization expense related to this acquisition was $9.2 million and $0.8 million for 2019 and 2018, respectively. The intangible assets have a weighted average useful life of approximately 8 years.  Amortization expense related to CaseStack for the next five years is as follows (in thousands):

Total
Year 1	$8,661
Year 2	8,300
Year 3	8,300
Year 4	8,155
Year 5	6,560

From the date of the acquisition through December 31, 2018, CaseStack’s revenue was $20.8 million and operating income of $0.7 million.

The following unaudited pro forma consolidated results of operations presents the effects of CaseStack and Dedicated as though it had been acquired as of January 1, 2017 (in thousands, except for per share amounts):

	Twelve Months Ended
	December 31, 2018	December 31, 2017
Revenue	$3,912,745	$3,449,373
Income from continuing operations	$133,310	$122,532
Earnings per share (1)
Basic	$2.81	$3.69
Diluted	$2.79	$3.67

(1)	Earnings per share is from continuing operations.

The unaudited pro forma consolidated results for the annual periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub, Dedicated and CaseStack. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisitions on January 1, 2017.

NOTE 6. Revenue from Contracts with Customers

On January 1, 2018, we adopted the Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers.  See Note 1 – Description of Business and Summary of Significant Accounting Policies for significant accounting policy for revenue.

The Company capitalizes commissions incurred in connection with obtaining a contract. The Company capitalized commissions associated with dedicated services of $0.1 million and $0.2 million at December 31, 2019 and 2018, respectively. Capitalized commission fees are amortized based on the transfer of services to which the assets relate and are included in selling, general and administrative expenses. Amortization expense was approximately $0.1 million in both 2019 and 2018.

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

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by Hub from a customer were previously recorded on a gross basis. Under Topic 606, these taxes are excluded from revenue. This change had an effect of $3.0 million on revenue and transportation costs for the twelve months ended December 31, 2017.

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

Certain prior year revenue amounts by line of business have been reclassified to conform with current year presentation.

The following table summarizes our disaggregated revenue by business line (in thousands) for the years ended December 31:

	2019	2018	2017
Intermodal	$2,166,382	$2,219,739	$1,891,499
Truck brokerage	433,793	497,282	481,635
Logistics	769,195	673,715	634,917
Dedicated	298,747	292,857	115,012
Total revenue	$3,668,117	$3,683,593	$3,123,063

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

The following table presents the carrying amount of goodwill (in thousands):

Total
Balance at January 1, 2018	$319,272
Acquisition	164,976
Other	(664)
Balance at December 31, 2018	483,584
Acquisition	1,094
Other	(219)
Balance at December 31, 2019	$484,459

The changes noted as “other” in the table above for both 2019 and 2018 refer to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill and the changes in purchase accounting.

The components of the “Other intangible assets” are as follows (in thousands):

			Net
	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Life
As of December 31, 2019:
Customer relationships	$144,123	$(23,517)	$120,606	5-15 years

Trade name	$1,300	$(939)	$361	18 months

Total	$145,423	$(24,456)	$120,967

			Net
	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Life
As of December 31, 2018:
Customer relationships	$144,123	$(10,563)	$133,560	5-15 years

Trade name	$1,300	$(72)	$1,228	18 months

Total	$145,423	$(10,635)	$134,788

The above intangible assets are amortized using the straight-line method. Amortization expense for year ended December 31, 2019 and 2018 was $13.8 million and $5.7 million, respectively. The remaining weighted average life of all definite lived intangible assets as of December 31, 2019 was 10.02 years. Amortization expense for the next five years is as follows (in thousands):

Total
Year 1	$13,316
Year 2	12,742
Year 3	12,700
Year 4	12,555
Year 5	10,960

NOTE 8. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory rate	21.0%	21.0%	34.9%
Federal tax law changes	0.0	0.5	(112.2)
State taxes, net of federal benefit	3.5	3.7	2.8
Federal and state incentives	(0.9)	(0.9)	(7.0)
State law changes	0.7	-	2.0
Permanent differences	1.2	0.6	0.2
Net effective rate	25.5%	24.9%	(79.3)%

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current
Federal	$31,209	$(13,750)	$(10,426)
State and local	3,979	1,740	1,542
Foreign	84	(234)	59
	35,272	(12,244)	(8,825)

Deferred
Federal	(344)	36,968	(46,922)
State and local	1,788	4,134	2,667
Foreign	(17)	206	(3)
	1,427	41,308	(44,258)

Total provision	$36,699	$29,064	$(53,083)

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2019	2018
Accrued compensation	13,153	10,538
Other reserves	10,297	8,568
Tax credit carryforwards	6,669	5,062
Operating loss carryforwards	4,879	6,914
Lease accounting liability	10,195	-
Total gross deferred income taxes	45,193	31,082
Valuation allowances	(4,713)	(3,128)
Total deferred tax assets	40,480	27,954

Prepaids	(4,774)	(5,409)
Other receivables	(656)	(1,588)
Property and equipment	(124,964)	(119,716)
Goodwill	(55,195)	(55,118)
Lease right-of-use asset	(10,195)	-
Total deferred tax liabilities	(195,784)	(181,831)

Total deferred taxes	$(155,304)	$(153,877)

We are subject to income taxation in the U.S., numerous state jurisdictions, Mexico and Canada.  Because income tax return formats vary among the states, we file both unitary and separate company state income tax returns.  We do not permanently reinvest our foreign earnings, all amounts are accrued and accounted for, though not material.

We acquired a federal net operating loss carryforward of $4.1 million through our acquisition of CaseStack in December 2018. IRS loss limitation rules allowed us to utilize $1.3 million in 2019. The remaining net operating loss of $2.8 million has no expiration date. Our state tax net operating losses total $2.1 million. Some of those state losses have no expiration date while others will expire between December 31, 2020 and December 31, 2038. Management believes it is more likely than not that the loss carryforward deferred tax assets will be realized, except for sixty-nine thousand dollars of state losses. A valuation allowance of sixty-nine thousand dollars has been established.

Our federal incentive tax credit carryforward of eighty-eight thousand dollars expires between December 31, 2025 and December 31, 2028. Our state incentive tax credit carryforwards of $6.6 million expire between December 31, 2020 and December 31, 2024.  Management believes it is more likely than not that the incentive carryforward deferred tax assets will be realized, except for $4.6 million of state tax credits. A valuation allowance of $4.6 million has been established.

As of December 31, 2019 and December 31, 2018, the amount of unrecognized tax benefits was $4.1 million and $3.9 million, respectively.  Of these amounts, our income tax provision would decrease $3.4 million and $3.3 million, respectively, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2019	2018
Gross unrecognized tax benefits - beginning of the year	$3,894	$3,827
Gross increases (decreases) related to prior year tax positions	74	(397)
Gross increases related to current year tax positions	506	959
Lapse of applicable statute of limitations	(405)	(495)
Gross unrecognized tax benefits - end of year	$4,069	$3,894

We estimate it is reasonably possible that our reserve could either increase or decrease by up to $1.0 million during the next twelve months.

We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes. These amounts have been immaterial for the last three years.

In 2019, CaseStack’s federal tax return for 2016, a pre-acquisition tax year, was selected for examination by the IRS. The audit closed with no additional tax due. In 2018, Massachusetts started an audit that closed in 2019 with a refund of one thousand dollars. The Wisconsin audit of our 2014 through 2016 tax years that started in 2018 is still ongoing.

NOTE 9. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable materially approximated fair value as of December 31, 2019 and 2018.  As of December 31, 2019 and 2018, the fair value of the Company’s fixed-rate borrowings was $3.8 million and $0.4 million more than the historical carrying value of $281.6 million and $330.8 million.  The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2019 and 2018, our cash and temporary investments were with high quality financial institutions in DDAs, savings accounts and an interest-bearing checking account.

Restricted investments included $22.6 million and $19.2 million as of December 31, 2019 and 2018, respectively, of mutual funds which are reported at fair value.  These investments relate to the nonqualified deferred compensation plan that is described in Note 14.

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2), or unobservable inputs (Level 3). Cash and cash equivalents, accounts receivable, accounts payable and mutual funds and related liabilities are defined as “Level 1,” while long-term debt is defined as “Level 2” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 10. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Land	$24,708	$24,708
Building and improvements	36,602	36,644
Leasehold improvements	7,300	7,252
Computer equipment and software	132,413	118,723
Furniture and equipment	14,057	14,421
Transportation equipment	800,300	787,187
Construction in process	18,331	1,499
	1,033,711	990,434
Less: Accumulated depreciation and amortization	(370,546)	(308,575)
Property and Equipment, net	$663,165	$681,859

Depreciation and amortization expense related to property and equipment was $89.5 million, $75.1 million and $55.6 million for 2019, 2018 and 2017, respectively.

NOTE 11. Long-Term Debt and Financing Arrangements

On July 1, 2017, we entered into a $350 million unsecured credit agreement (the "Credit Agreement").Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) LIBOR plus a specified margin based upon the Borrowers' total net leverage ratio (as defined in the Credit Agreement) (the "Total Net Leverage Ratio"), or (ii) the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin based upon the Total Net Leverage Ratio. The specified margin for Eurodollar loans varies from 100.0 to 200.0 basis points per annum. The specified margin for base rate loans varies from 0.0 to 100.0 basis points per annum. The Borrowers must also pay (1) a commitment fee ranging from 10.0 to 25.0 basis points per annum (based upon the Total Net Leverage Ratio) on the aggregate unused commitments and (2) a letter of credit fee ranging from 100.0 to 200.0 basis points per annum (based upon the Total Net Leverage Ratio) on the undrawn amount of letters of credit.

We have standby letters of credit that expire in 2020. As of December 31, 2019, our letters of credit were $31.5 million.

As of December 31, 2019, we had no borrowings under our bank revolving line of credit and our unused and available borrowings were $318.5 million.  Our unused and available borrowings were $323.0 million as of December 31, 2018. We were in compliance with our debt covenants as of December 31, 2019.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers and containers.  The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding debt is as follows (in thousands):

	December 31,	December 31,
	2019	2018
	(in thousands except principal and interest payments)

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2018, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.49% and 3.59%	$62,690	$11,658

Secured Equipment Notes due on various dates in 2023 commencing on various dates in 2018 and 2019; interest is paid monthly at a fixed annual rate between 2.23% and 4.16%	153,350	192,858

Secured Equipment Notes due on various dates in 2022 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.85%	16,892	24,092

Secured Equipment Notes due on various dates in 2021 commencing on various dates from 2016 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	35,076	55,855

Secured Equipment Notes due on various dates in 2020 commencing on various dates from 2015 to 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.78%	13,617	32,904

Secured Equipment Notes due on various dates in 2019 commencing on various dates from 2013 to 2015; interest is paid monthly at a fixed annual rate between 1.87% and 2.62%	-	13,417

	281,625	330,784

Less current portion	(94,691)	(101,713)
Total long-term debt	$186,934	$229,071

Aggregate principal payments, in thousands, due subsequent to December 31, 2019, are as follows:

Year 1	$94,691
Year 2	76,028
Year 3	60,489
Year 4	41,208
Year 5	9,209
Thereafter	-
$281,625

NOTE 12. Leases

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

As of December 31, 2019, Hub has recorded $41.4 million of ROU assets and $42.0 million of Lease liabilities on our consolidated balance sheet. The lease liabilities recognized are measured based upon the present value of minimum future payments. The ROU assets are equal to lease liabilities, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheets.

Hub currently does not have any variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate). Some leases have options to extend or terminate the agreement, which Management assesses in determining the estimated lease term. If any of the options to extend a lease are exercised, this change will be reflected as a remeasurement of the ROU asset and lease liability accordingly. As of December 31, 2019, the ROU asset and lease liabilities do not reflect any options to extend or terminate a lease as management is not reasonably certain it will exercise any of these options. Also, current leases do not contain any restrictions or covenants imposed by the leases or residual value guarantees.

Occasionally, Hub will sublease office space or parking spaces. The subleases do not relieve Hub of any of its primary obligations under the original agreement. Currently, Hub has subleases with an expected annual income totaling $0.6 million.

As of December 31, 2019, Hub signed new property lease contracts which have not commenced. Based on the present value of the lease payments, the estimated ROU assets and lease liabilities related to these contracts will total approximately $10.7 million.

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

The following table summarizes the lease costs for the twelve months ended December 31, 2019 (in thousands), which are included in general and administrative costs in the accompanying consolidated statement of income:

Twelve Months Ended
December 31, 2019

Amortization of finance right-of-use assets	$2,326
Interest on finance lease liabilities	252
Finance lease cost	2,578

Operating lease cost	10,861
Short-term lease cost	289
Sublease income	(507)
Total lease cost	$13,221

The table below summarizes the Company’s scheduled future minimum lease payments under operating and finance leases, recorded on the sheet, as of December 31, 2019 (in thousands):

	Operating Leases	Finance Leases
Year 1	$9,703	$3,183
Year 2	8,361	1,836
Year 3	7,029	8
Year 4	4,861	-
Year 5	3,706	-
Thereafter	7,190	-
Minimum lease payments	40,850	5,027
Imputed interest	3,765	159
Present value of minimum lease payments	37,085	4,868
Less: current lease liabilities	8,567	3,048
Long-term lease liabilities	$28,518	$1,820

Other information:	Twelve Months Ended
December 31, 2019
Operating cash flows from operating leases	$9,702
Financing cash flows from finance leases	2,954
Operating cash flows from finance leases	252
Cash paid for lease liabilities	$12,908

Right-of-use assets obtained in exchange for new financing lease liabilities	$6

Rights-of-use assets obtained in exchange for new operating lease liabilities	$13,242

The weighted average remaining lease term and discount rates as of December 31, 2019 (in thousands) are as follows:

Weighted average remaining lease term — finance leases	1.59 years
Weighted average remaining lease term — operating leases	5.38 years

Discount rate — finance leases	3.88%
Discount rate — operating leases	3.44%

NOTE 13.  Internal-Use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles – Goodwill and Other – Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing (Hosting) Arrangement That Is a Service Contract. The amendment aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted the amendment in the fourth quarter of 2018 and applied prospectively to all implementation costs incurred after the date of adoption. Our hosting arrangements are primarily related to our new enterprise resource planning systems.

We had total capitalized internal use software costs, which include costs related to the development of our cloud computing or hosting arrangements, net of accumulated amortization, of $64.8 million and $55.7 million as of December 31, 2019 and 2018, respectively. The 2019 balance consists of capitalized implementation costs of $14.4 million, net of accumulated amortization, related to our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $50.4 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet. The 2018 balance consists of capitalized implementation costs of $10.1 million, net of accumulated amortization, related our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $45.6 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet.

We capitalized total implementation and internal-use software costs of $21.9 million and $22.4 million in 2019 and 2018, respectively. Implementation and internal-use software costs are amortized, once ready for intended use, over its expected useful life or the term of the associated hosting arrangements of generally up to 10 years.

NOTE 14. Stock-Based Compensation Plans

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

As of December 31, 2019, 1,252,112 shares were available for future grant under the 2017 Incentive Plan.

We have awarded time-based restricted stock to our employees and the Company’s non-employee Directors. This restricted stock vests over a three to five year period for all recipients other than the Company’s non-employee Directors. The non-employee Directors restricted stock vests over a one period. In 2019 and 2018, in addition to the time-based restricted stock we granted performance-based restricted stock to our Executive Officers. The performance-based restricted stock cliff vests after the third anniversary year if certain EBITDA targets are achieved. We have not granted any stock options since 2003 and have no stock options outstanding.

Share-based compensation expense for 2019, 2018 and 2017 was $16.3 million, $13.5 million and $8.6 million or $12.1 million, $10.1 million and $5.8 million, net of taxes, respectively. Included in the 2019 share-based compensation expense is $3.4 million of performance-based share expenses or $2.6 million, net of taxes.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2019:

		Time-Based		Performance-Based
		Restricted Stock		Restricted Stock
		Weighted		Weighted
	Time-Based	Average	Performance-Based	Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested January 1, 2019	963,469	$42.98	73,000	$49.20
Granted	387,841	$38.02	76,500	$37.20
Vested	(318,252)	$42.32	-	$-
Forfeited	(157,566)	$41.20	(22,000)	$43.20
Non-vested at December 31, 2019	875,492	$41.34	127,500	$43.04

The following table summarizes the restricted stock granted during the respective years:

Time-based restricted stock grants	2019	2018	2017

Employees	355,579	463,818	396,708
Outside directors	32,262	37,125	31,625
Total	387,841	500,943	428,333

Weighted average grant date fair value	$38.02	$47.34	$43.31

Vesting period	1-5 years	1-5 years	1-5 years

In addition to the time-based restricted stock, we granted 76,500 shares of performance-based restricted stock to employees in 2019.  The weighted average grant date fair value of these shares was $37.20 with a cliff vest after three years.

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2019, 2018 and 2017 was $14.7 million, $13.3 million and $10.4 million, respectively.

As of December 31, 2019, there was $35.6 million of unrecognized compensation cost related to non-vested share-based compensation that is expected to be recognized over a weighted average period of 2.91 years. Additionally, as of December 31, 2019, there was $4.2 million of unrecognized compensation cost related to the non-vested performance-based restricted stock compensation that is expected to be recognized over a weighted average period of 1.5 years.

During January 2020, we granted 283,498 shares of restricted stock, which includes 75,288 performance-based shares and 208,210 time-based shares, to certain employees and 22,866 shares of restricted stock to outside directors with a weighted average grant date fair value of $52.49. The stock vests over a three to five year period for employees and one year for outside directors, except for the performance-based shares that cliff vest after three years.

NOTE 15. Employee Benefit Plans

We have a profit-sharing plan as of December 31, 2019, 2018 and 2017, under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense of $3.3 million related to this plan in 2019, $2.6 million in 2018 and $2.8 million in 2017.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, which was amended in 2008, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2019 and 2018. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan.

We incurred expense of $0.3 million per year related to the employer match for these plans in 2019, 2018 and 2017. The liabilities related to these plans as of December 31, 2019 and 2018 were $22.6 million and $18.9 million, respectively.

NOTE 16. Legal Matters

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

NOTE 17. Stock Buy Back Plans

On May 28, 2019, our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. We purchased 626,320 shares for $25.0 million under this authorization during the year ended December 31, 2019. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be extended, modified, suspended, or discontinued at any time.

We purchased 98,260 shares for $4.0 million and 87,381 shares for $4.3 million during the years ended December 31, 2019 and 2018, respectively, related to employee withholding upon vesting of restricted stock.

The following table displays the number of shares purchased during 2019 and the maximum value of shares that may yet be purchased under the plan:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
January 1 to January 31	-	$-	-	$100,000
February 1 to February 28	-	$-	-	$100,000
March 1 to March 31	-	$-	-	$100,000
April 1 to April 30	-	$-	-	$100,000
May 1 to May 31	-	$-	-	$100,000
June 1 to June 30	181,811	$40.06	181,811	$92,717
July 1 to July 31	444,509	$39.85	444,509	$75,002
August 1 to August 31	-	$-	-	$75,002
September 1 to September 30	-	$-	-	$75,002
October 1 to October 31	-	$-	-	$75,002
November 1 to November 30	-	$-	-	$75,002
December 1 to December 31	-	$-	-	$75,002
Total	626,320	$39.91	626,320	$75,002

NOTE 18. Selected Quarterly Financial Data (Unaudited)

The following table sets forth the selected quarterly financial data for each of the quarters in 2019 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Year Ended December 31, 2019:
Revenue	$932,998	$921,163	$913,275	$900,681
Gross margin	127,289	132,703	135,218	125,860
Operating income	35,589	40,721	37,246	38,864
Income from continuing operations before provision for income taxes	32,866	38,596	35,135	37,273
Income from continuing operations	23,894	29,217	26,105	27,955
Net income	23,894	29,217	26,105	27,955

Earnings per share from continuing operations
Basic	$0.71	$0.87	$0.79	$0.85
Diluted	$0.71	$0.87	$0.78	$0.84

Earnings per share from net income
Basic	$0.71	$0.87	$0.79	$0.85
Diluted	$0.71	$0.87	$0.78	$0.84

The following table sets forth the selected quarterly financial data for each of the quarters in 2018 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Year Ended December 31, 2018:
Revenue	$837,342	$894,734	$933,224	$1,018,293
Gross margin	91,039	100,991	114,984	138,587
Operating income	16,535	25,406	34,734	48,244
Income from continuing operations before provision for income taxes	14,393	23,051	32,914	46,367
Income from continuing operations	11,069	17,154	25,764	33,674
Income from discontinued operations, net of income taxes	5,099	4,897	88,846	15,237
Net income	16,168	22,051	114,610	48,911

Earnings per share from continuing operations
Basic	$0.33	$0.51	$0.77	$1.01
Diluted	$0.33	$0.51	$0.77	$1.01

Earnings per share from discontinued operations
Basic	$0.15	$0.15	$2.66	$0.45
Diluted	$0.15	$0.15	$2.64	$0.45

Earnings per share from net income
Basic	$0.48	$0.66	$3.43	$1.46
Diluted	$0.48	$0.66	$3.41	$1.46

On August 31, 2018, Hub sold all of the issued and outstanding membership interest of Mode. In 2018, we adjusted our consolidated financial statements to reflect Mode as a discontinued operation for that year and all prior periods presented. The selected financial data for 2018 and prior years reflect Mode as a discontinued operation. Refer to the Note 4 Discontinued Operations for additional information regarding the sale of Mode.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures. As of December 31, 2019, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

(b)  Changes in Internal Control over Financial Reporting.  During the third quarter of 2019, we implemented the first phase of a phased implementation of a new enterprise resource planning (“ERP”) system. The second phase of this implementation was completed during the fourth quarter of 2019. We expect the implementation of the ERP system to reduce the number of financial systems across the Company and enhance our internal controls over financial reporting. The implementation has resulted in certain changes to business processes and internal controls over financial reporting. We have taken steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate the operating effectiveness of related controls during future periods.

Except as set forth above, no other changes have occurred in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal year ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria), management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Hub Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hub Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(b), and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

February 28, 2020

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Information Regarding Directors and Executive Officers.  The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in the 2020 Proxy Statement, which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers  appears in Part I of this Annual Report under the caption “Information About Our Executive Officers,” which information under such caption is incorporated herein by reference.

(b)  Compliance with Section 16(a) of the Exchange Act.  Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

(c)  Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics (“Code”) that applies to all of our employees, officers and Board members. This Code is posted on the “Investors” section of our Internet website at www.hubgroup.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Investor Relations, Hub Group, Inc. 2000 Clearwater Drive Oak Brook, Illinois 60523. We intend to provide any required disclosure of an amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.hubgroup.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

(d)  Procedures for Shareholders to Recommend Director Nominees.  There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors.

(e)  Audit Committee Information.  Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts may be found under the captions “What functions are performed by the Audit, Compensation, and Nominating Committees” and “Does Hub Group have an audit committee financial expert serving on its Audit Committee,” in each case under the heading “Corporate Governance” in the 2020 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” appearing in our 2020 Proxy Statement, which information under such captions is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Equity Compensation Plan Information.  The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,252,112
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,252,112

(b)  Other Information.  The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2019 and December 31, 2018

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2019, December 31, 2018 and December 31, 2017

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2019, December 31, 2018 and December 31, 2017

Consolidated Statements of Cash Flows - Years ended December 31, 2019, December 31, 2018 and December 31, 2017

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

(c) Exhibits

The exhibits included as part of this Form 10-K are set forth in the Exhibit Index immediately preceding the signature page to this report, which Exhibit Index is incorporated herein by reference.

Item 16.	FORM 10-K SUMMARY

None.

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for uncollectible trade accounts

	Balance at	Charged to	Charged to		Balance at
Year Ended	Beginning of	Costs &	Other		End of
December 31:	Year	Expenses	Accounts (1)	Deductions (2)	Year

2019	$6,728,000	$180,000	$5,000	$(3,000)	$6,910,000

2018	$5,996,000	$54,000	$680,000	$(2,000)	$6,728,000

2017	$3,463,000	$457,000	$2,079,000	$(3,000)	$5,996,000

Deferred tax valuation allowance

	Balance at	Charged to	Balance at
Year Ended	Beginning of	Costs &	End of
December 31:	Year	Expenses	Year

2019	$3,128,000	$1,585,000	$4,713,000

2018	$1,681,000	$1,447,000	$3,128,000

2017	$456,000	$1,225,000	$1,681,000
(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries.
(2)	Represents bad debt recoveries.

On August 31, 2018, Hub sold Mode. In 2018, we adjusted our consolidated financial statements to reflect Mode as a discontinued operation for that year and all prior periods presented. The allowances shown above for 2018 and prior years reflect Mode as a discontinued operation. Refer to the Note 4 “Discontinued Operations” for additional information regarding the sale of Mode.

S-1

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed July 23, 2007, File No. 000-27754)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K dated February 18, 2016 and filed February 23, 2016, File No. 000-27754)

4.1	Description of Hub Group, Inc. Class A Common Stock, $.01 par value

10.1	Amended and Restated Stockholders’ Agreement (incorporated by reference to Exhibit 10.1 to the Registrants report on Form 10-Q dated and filed July 30, 2014, File No 000-27754)

10.2	Class B Common Stock Issuance Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 10-Q dated and filed July 30, 2014, File No. 000-27754)

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

21	Subsidiaries of the Registrant

Number	Exhibit

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney (included as part of the signature pages hereto)

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2020	HUB GROUP, INC.

	By	/s/ DAVID P. YEAGER
David P. Yeager
Chairman and Chief Executive Officer

We, the undersigned directors and officers of the registrant, hereby severally constitute David P. Yeager and Terri A. Pizzuto, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager David P. Yeager	Chairman and Chief Executive Officer	February 28, 2020

/s/ Philip D. Yeager Philip D. Yeager	President and Chief Operating Officer	February 28, 2020

/s/ Terri A. Pizzuto Terri A. Pizzuto	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2020

/s/ Charles R. Reaves Charles R. Reaves	Director	February 28, 2020

/s/ Martin P. Slark Martin P. Slark	Director	February 28, 2020

/s/ Jonathan P. Ward Jonathan P. Ward	Director	February 28, 2020

/s/ James C. Kenny James C. Kenny	Director	February 28, 2020

/s/ Peter B. McNitt Peter B. McNitt	Director	February 28, 2020

/s/ Mary H. Boosalis Mary H. Boosalis	Director	February 28, 2020