Form 10-Q
period 2020-03-31
Hub Group, Inc.
filed 2020-05-08
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On May 1, 2020, the registrant had 33,527,943 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2020	2019
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$276,880	$168,729
Accounts receivable trade	462,813	450,451
Allowance for credit losses	(7,795)	(6,912)
Other receivables	1,297	3,237
Prepaid taxes	673	630
Prepaid expenses and other current assets	14,993	24,086
TOTAL CURRENT ASSETS	748,861	640,221

Restricted investments	18,192	22,601
Property and equipment, net	668,398	663,165
Right-of-use assets - operating leases	33,332	35,548
Right-of-use assets - financing leases	5,298	5,865
Other intangibles, net	117,511	120,967
Goodwill, net	484,404	484,459
Other assets	18,611	18,748
TOTAL ASSETS	$2,094,607	$1,991,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$270,384	$257,247
Accounts payable other	18,085	11,585
Accrued payroll	23,663	45,540
Accrued other	84,748	86,686
Lease liability - operating leases	8,244	8,567
Lease liability - financing leases	3,064	3,048
Current portion of long term debt	94,620	94,691
TOTAL CURRENT LIABILITIES	502,808	507,364

Long term debt	284,076	186,934
Non-current liabilities	35,577	36,355
Lease liability - operating leases	26,564	28,518
Lease liability - financing leases	1,051	1,820
Deferred taxes	155,822	155,304

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2020 and 2019	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2020 and 2019; 33,544,287 shares outstanding in 2020 and 33,353,904 shares outstanding in 2019	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2020 and 2019	7	7
Additional paid-in capital	175,370	179,637
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,192,837	1,179,601
Accumulated other comprehensive loss	(320)	(186)
Treasury stock; at cost, 7,680,505 shares in 2020 and 7,870,888 shares in 2019	(264,139)	(268,734)
TOTAL STOCKHOLDERS' EQUITY	1,088,709	1,075,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,094,607	$1,991,574

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2020	2019

Revenue	$838,859	$932,998
Transportation costs	734,265	805,709
Gross margin	104,594	127,289

Costs and expenses:
Salaries and benefits	50,876	62,028
General and administrative	26,336	22,918
Depreciation and amortization	7,623	6,754
Total costs and expenses	84,835	91,700

Operating income	19,759	35,589

Other income (expense):
Interest expense	(2,455)	(3,056)
Interest and dividend income	403	373
Other expense, net	(222)	(40)
Total other expense	(2,274)	(2,723)

Income before provision for income taxes	17,485	32,866

Provision for income taxes	4,249	8,972

Net income	13,236	23,894

Other comprehensive income:
Foreign currency translation adjustments	(134)	7

Total comprehensive income	$13,102	$23,901

Basic earnings per common share	$0.40	$0.71

Diluted earnings per common share	$0.40	$0.71

Basic weighted average number of shares outstanding	33,159	33,569
Diluted weighted average number of shares outstanding	33,488	33,585

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2018	41,887,088	$419	$172,220	$(15,458)	$1,072,456	$(182)	(7,431,083)	$(248,621)	$980,834
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(68,908)	(2,578)	(2,578)
Issuance of restricted stock awards, net of forfeitures	-	-	(13,813)	-	-	-	385,681	13,813	-
Share-based compensation expense	-	-	4,933	-	-	-	-	-	4,933
Net income	-	-	-	-	23,894	-	-	-	23,894
Adoption of ASU 2016-02	-	-	-	-	(26)	-	-	-	(26)
Foreign currency translation adjustment	-	-	-	-	-	7	-	-	7
Balance March 31, 2019	41,887,088	$419	$163,340	$(15,458)	$1,096,324	$(175)	(7,114,310)	$(237,386)	$1,007,064

Balance December 31, 2019	41,887,088	$419	$179,637	$(15,458)	$1,179,601	$(186)	(7,870,888)	$(268,734)	$1,075,279
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(71,717)	(3,769)	(3,769)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,364)	-	-	-	262,100	8,364	-
Share-based compensation expense	-	-	4,097	-	-	-	-	-	4,097
Net income	-	-	-	-	13,236	-	-	-	13,236
Foreign currency translation adjustment	-	-	-	-	-	(134)	-	-	(134)
Balance March 31, 2020	41,887,088	$419	$175,370	$(15,458)	$1,192,837	$(320)	(7,680,505)	$(264,139)	$1,088,709

See notes to unaudited consolidated financial statements

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net Income	$13,236	$23,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,576	28,383
Deferred taxes	696	6,335
Compensation expense related to share-based compensation plans	4,097	4,933
Loss (gain) on sale of assets	121	(835)
Donated equipment	240	-
Restricted investments	4,409	(1,841)
Accounts receivable, net	(9,480)	32,906
Prepaid taxes	(50)	447
Prepaid expenses and other current assets	9,054	12,560
Other assets	(477)	(819)
Accounts payable	19,657	(14,389)
Accrued expenses	(28,551)	(30,123)
Non-current liabilities	(2,875)	1,982
Net cash provided by operating activities	40,653	63,433

Cash flows from investing activities:
Proceeds from sale of equipment	497	3,799
Purchases of property and equipment	(25,467)	(17,057)
Proceeds from the disposition of discontinued operations	-	19,439
Net cash (used in) provided by investing activities	(24,970)	6,181

Cash flows from financing activities:
Proceeds from issuance of debt	121,444	10,456
Repayments of long-term debt	(24,373)	(25,780)
Stock withheld for payments of withholding taxes	(3,769)	(2,578)
Finance lease payments	(747)	(740)
Net cash provided by (used in) financing activities	92,555	(18,642)

Effect of exchange rate changes on cash and cash equivalents	(87)	(5)

Net increase in cash and cash equivalents	108,151	50,967
Cash and cash equivalents beginning of the period	168,729	61,435
Cash and cash equivalents end of the period	$276,880	$112,402

Supplemental disclosures of cash paid for:
Interest	$2,563	$2,749
Income taxes	$355	$191

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

NOTES TO UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Interim Financial Statements

Our accompanying unaudited consolidated financial statements of Hub Group, Inc. (the “Company,” “Hub,” “we”, “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2020 and results of operations for the three months ended March 31, 2020 and 2019.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2.  Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2020	2019

Net income for basic and diluted earnings per share	$13,236	$23,894

Weighted average shares outstanding - basic	33,159	33,569

Dilutive effect of restricted stock	329	16

Weighted average shares outstanding - diluted	33,488	33,585

Earnings per share - basic	$0.40	$0.71

Earnings per share - diluted	$0.40	$0.71

NOTE 3.  Revenue from Contracts with Customers

The Company capitalizes commissions incurred in connection with obtaining a Dedicated contract. In 2020 and 2019, the amount of commissions that were capitalized and the amortization related to these commissions were both immaterial. Costs incurred to obtain an intermodal, truck brokerage or logistics contract are expensed as incurred according to the practical expedient that allows contract acquisition costs to be recognized immediately if the deferral period is one year or less.

Hub offers comprehensive multimodal solutions including intermodal, truck brokerage, logistics and dedicated services. Hub has full time employees located throughout the United States, Canada and Mexico.

Intermodal. As an intermodal provider, we arrange for the movement of our customers’ freight in containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our subsidiary Hub Group Trucking, Inc. (“HGT”) and third-party local trucking companies.

Truck Brokerage. We operate one of the largest truck brokerage operations, providing customers with an over the road service option for their transportation needs. Our brokerage service does not operate any trucks; instead we match customers’ needs with carriers’ capacity to provide the most effective service and price combination. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. As part of our truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss or damage on behalf of our customers.

Logistics. Hub’s logistics business offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping. In 2018, we acquired CaseStack, Inc. (“CaseStack”) which leverages proprietary technology along with collaborative partnerships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer packaged goods clients. CaseStack contracts with third-party warehouse providers in seven markets across North America to which its customers ship their goods to be stored and eventually consolidated, along with goods from other CaseStack customers, into full truckload shipments destined to major North American retailers. CaseStack offers its customers shipment visibility, transportation cost savings, high service levels and compliance with retailers’ increasingly stringent supply chain requirements.

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

The following table summarizes our disaggregated revenue by business line (in thousands):

	Three Months Ended March 31,
	2020	2019
Intermodal	$495,324	$536,032
Truck brokerage	98,017	117,587
Logistics	183,255	203,263
Dedicated	62,263	76,116
Total revenue	$838,859	$932,998

NOTE 4.  Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under our revolving line of credit approximated fair value as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, respectively, the fair value of the Company’s fixed-rate borrowings was $5.6 million and $3.8 million more than the historical carrying value of $278.7 million and $281.6 million. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of March 31, 2020 and December 31, 2019, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (DDAs), savings accounts and an interest bearing checking account.

Restricted investments included $18.2 million and $22.6 million as of March 31, 2020 and December 31, 2019, respectively, of mutual funds which are reported at fair value.

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

NOTE 5.  Allowance for Credit Losses

On January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the Current Expected Credit Loss (“CECL”). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables. Results for reporting periods beginning January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable generally accepted accounting principles. In accordance with the standard, trade receivables are reported at amortized cost net of the allowance for credit losses.

The allowance for credit losses is a valuation account that is deducted from the trade receivables’ amortized cost basis to present the net amount expected to be collected on the receivables. Trade receivables are charged off against the allowance when we believe the uncollectibility of a receivable balance is confirmed, and the expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

We pool into one category our trade receivables that we believe share similar risk characteristics and estimate the allowance balance using an aging schedule based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Annually, we review, in hindsight, the percentage of receivables that are collected that aged over one year, those that are less than one year old and the accounts that went into bankruptcy. We provide for credit allowances for accounts less than one year old based on specifically identified uncollectible balances and our historical collection percentages. In establishing an allowance for credit losses for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not yet been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain its financial commitments, the positive or negative effects of the current and projected industry outlook and general economic conditions. Adjustments to historical loss information are made for differences in current receivable-specific risk characteristics such as differences in delinquency levels or term as well as changes in environmental conditions or other relevant factors.

We believe that this historical loss information is a reasonable basis on which to determine expected credit losses because the composition of the trade receivables at the reporting date is consistent with that used in developing the historical credit loss percentages. That is, the similar risk characteristics of our customers and our lending practices have not changed significantly over time. However, we have determined that current reasonable and supportable forecasted economic conditions, including the effects of the COVID-19 pandemic, have deteriorated as compared with the economic conditions included in the historical information. As such, the Company adjusted the historical loss rates to reflect the differences in current conditions and forecasted changes for total estimated allowance for credit losses as of March 31, 2020. The allowance for credit losses was $7.8 million and $6.9 million at March 31, 2020 and December 31, 2019, respectively.  There were no material write offs charged or increases to the allowance for credit losses during the first quarter of 2020.

NOTE 6.  Long-Term Debt and Financing Arrangements

On July 1, 2017, we entered into a $350 million unsecured credit agreement (the “Credit Agreement”) that matures on July 1, 2022. In March 2020, we elected to borrow $100.0 million under the Credit Agreement as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. The $100.0 million of proceeds from the borrowing may be used for general corporate purposes. At March 31, 2020, we had standby letters of credit that expire at various dates in 2020. As of March 31, 2020, our letters of credit were $30.8 million.

Our unused and available borrowings were $219.2 million as of March 31, 2020 and $318.5 million as of December 31, 2019. We were in compliance with our debt covenants as of March 31, 2020 and December 31, 2019.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers and containers. The Notes are secured by the underlying equipment financed in the agreements.

	March 31,	December 31,
	2020	2019
	(in thousands)

Borrowings on revolving line of credit	$100,000	$-

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.79%	21,444	-

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2018, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	59,517	62,690

Secured Equipment Notes due on various dates in 2023 commencing on various dates in 2018 and 2019; interest is paid monthly at a fixed annual rate between 2.23% and 4.16%	143,445	153,350

Secured Equipment Notes due on various dates in 2022 commencing on various dates in 2017; interest is paid monthly at a fixed annual rate of between 2.20% and 2.80%	14,546	16,892

Secured Equipment Notes due on various dates in 2021 commencing on various dates in 2016 and 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	30,142	35,076

Secured Equipment Notes due on various dates in 2020 commencing on various dates in 2015 and 2016; interest is paid monthly at a fixed annual rate between 1.84% and 2.78%	9,602	13,617

	378,696	281,625

Less current portion	(94,620)	(94,691)
Total long-term debt	$284,076	$186,934

NOTE 7.  Legal Matters

Robles

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary HGT. The action was brought on behalf of a class comprised of present and former California-based truck drivers for HGT who, from January 2009 to September 2014 were classified as independent contractors. It alleged that HGT misclassified these drivers as independent contractors and that such drivers were employees. It asserted various violations of the California Labor Code and claimed that HGT engaged in unfair competition practices. The complaint sought, among other things, declaratory and injunctive relief, monetary damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver.  These additional claims were only on behalf of Mr. Robles and not a putative class.

Although the Company believes that the California drivers were properly classified as independent contractors at all times because litigation is expensive, time-consuming and could interrupt our business operations, HGT decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  In late 2014, HGT converted its model from independent contractors to employee drivers in California. In early 2016, HGT closed its operations in Southern California.

Adame

On August 5, 2015, a suit was filed in state court in San Bernardino County, California on behalf of 63 named plaintiffs against HGT and five Company employees. The lawsuit alleges claims similar to those being made in the Robles case and seeks monetary penalties under the Private Attorneys General Act.

The plaintiffs’ counsel and Hub agreed in principle to settle all claims under both the Robles and Adame matters for $4.8 million, which was recorded in the third quarter of 2019 and is included in Accrued other on the accompanying Consolidated Balance Sheet. The settlements are subject to final court approval.

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

NOTE 8.  New Pronouncements

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and other (Topic 350): simplifying the test for goodwill impairment. This ASU simplifies how all entities assess goodwill for impairment by eliminating step two from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard on January 1, 2020, as required. The adoption of Topic 350 did not have a material effect on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement. This standard is effective for public business entities in fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years. This standard requires changes to the disclosure requirements for fair value measurements for certain Level 3 items and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively. We adopted the standard as of January 1, 2020, but it did not have an impact on our financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2020. The Company is evaluating the impact of this ASU.

NOTE 9.  Subsequent Event

We provided assistance and support to hospitals, food banks and other organizations across the United States by donating refrigerated trailers to be used by emergency responders in fighting the COVID-19 pandemic. In April 2020, we donated refrigerated trailers with a carrying value of approximately $5.2 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements are neither historical facts nor assurance of future performance. Instead, they are based on our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of extraordinary events or circumstances such as the coronavirus (COVID-19)

pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, or the operations of our customers.

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. All forward-looking statements made by us in this report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those identified in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”) as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q, include the following as they may be affected, either individually, or in the aggregate, by the ongoing effects of the COVID-19 outbreak:

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

•	joint employer claims alleging that the Company is a co-employer of any workers providing services to a Company contractor;
•	labor unrest in the rail, drayage and warehouse or trucking company communities;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	inability to identify, close and successfully integrate any future business combinations;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems, implementing new systems or protecting against cyber-attacks;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;
•	awards received during annual customer bids not materializing;
•	changes in insurance costs and claims expense;

•	union organizing efforts and changes to current laws which will aid in these efforts;
•	further consolidation of railroads;
•	the effects or perceived effects of epidemics, pandemics or other health concerns;
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity; and
•	losses sustained on insured matters where the liability materially exceeds available insurance proceeds.

Current Update – Effects of COVID-19 Outbreak

We are anticipating a mid- to high-teens percentage decline in our April 2020 revenue as compared to April of 2019. As a result, our revenue is expected to decline in the second quarter of 2020 as compared to 2019.

All business lines are experiencing soft demand from customers whose businesses are being impacted by the COVID-19 pandemic. We estimate that approximately 20% of our revenue from our top 100 customers is from businesses that are currently closed.  Intermodal revenue is also being impacted by the loose truckload environment as well as lower import activity and lower fuel prices. Brokerage is being impacted by weakness in the spot truckload market due to abundant capacity. Logistics is experiencing soft customer demand, offset in part by strong growth at CaseStack. Dedicated is seeing surges with our home improvement and general retail customers that is partially offsetting softer demand from other customers.

We provided assistance and support to hospitals, food banks and other organizations across the United States by donating refrigerated trailers to be used by emergency responders in fighting the COVID-19 pandemic. In April 2020, we donated refrigerated trailers with a carrying value of approximately $5.2 million.

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

For the three months ended March 31, 2020, HGT accounted for approximately 60% of Hub’s drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers. As of March 31, 2020, HGT leased or owned approximately 1,300 tractors and 200 trailers, employed approximately 1,500 drivers and contracted with approximately 1,000 owner-operators.

Our dedicated service line contracts with customers who seek to outsource a portion of their trucking transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment. Our dedicated operation currently operates a fleet of approximately 1,200 tractors and 5,400 trailers at 86 locations throughout the U.S. As of March 31, 2020, our dedicated operation employed approximately 1,400 drivers.

Our truck brokerage operation arranges for the transportation of freight by truck, providing customers with an over the road service option for their transportation needs. Our brokerage service does not operate any trucks; instead we match customers’ needs with carriers’ capacity to provide the most effective service and price combination. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. As part of our truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss or damage on behalf of our customers.

Hub’s logistics business offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping. In 2018, we acquired CaseStack, which leverages proprietary technology along with collaborative partnerships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer packaged goods clients. CaseStack contracts with third-party warehouse providers in seven markets across North America to which its customers ship their goods to be stored and eventually consolidated, along with goods from other CaseStack customers, into full truckload shipments destined to major North American retailers. CaseStack offers its customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

Hub has full time marketing representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them.

Hub’s multimodal solutions group works with pricing, account management and operations to enhance Hub’s customer margins across all lines of business. We are working on margin enhancement projects including pricing optimization, matching of inbound and outbound loads, reducing empty miles, improving the retention of our drivers, improving our recovery of accessorial costs, optimizing our drayage costs, enhancing our procurement strategy, reducing repositioning costs, providing holistic solutions and reviewing and improving low profit freight.

Hub’s top 50 customers represent approximately 68% of revenue for the three months ended March 31, 2020. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely. Management continuously reviews and assesses the environment, especially with the current, rapidly-changing COVID-19 pandemic and its potential impacts on the credit worthiness and collectability of our accounts receivable with customers most affected by the COVID-19 pandemic.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended March 31,
	2020	2019
Intermodal	$495,324	$536,032
Truck brokerage	98,017	117,587
Logistics	183,255	203,263
Dedicated	62,263	76,116
Total revenue	$838,859	$932,998

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2020		2019
Revenue	$838,859	100.0%	$932,998	100.0%
Transportation costs	734,265	87.5%	805,709	86.4%
Gross margin	104,594	12.5%	127,289	13.6%

Costs and expenses:
Salaries and benefits	50,876	6.1%	62,028	6.6%
General and administrative	26,336	3.1%	22,918	2.5%
Depreciation and amortization	7,623	0.9%	6,754	0.7%
Total costs and expenses	84,835	10.1%	91,700	9.8%

Operating income	$19,759	2.4%	$35,589	3.8%

Revenue

Hub’s revenue decreased 10.1% to $838.9 million in 2020 from $933.0 million in 2019. Intermodal revenue decreased 7.6% to $495.3 million primarily due to a 6.8% decrease in volume as well as lower pricing.  Truck brokerage revenue decreased 16.6% to $98.0 million due to a 9.6% decrease in volume, while fuel, price and mix combined were down 7.0% due primarily to the soft demand environment. Logistics revenue decreased 9.8% to $183.3 million primarily due to a soft demand environment partially offset by strong growth at CaseStack. Dedicated’s revenue decreased 18.2% to $62.3 million primarily due to the impact of business we exited, partially offset by growth with new accounts.

Transportation Costs

Hub’s transportation costs decreased 8.9% to $734.3 million in 2020 from $805.7 million in 2019. Transportation costs in 2020 consisted of purchased transportation costs of $568.7 million and equipment and driver related costs of $165.6 million. In 2019, purchased transportation costs were $652.7 million and equipment and driver related costs were $153.0 million. The 12.9% decrease in purchased transportation costs was primarily due to decreases in intermodal and brokerage volumes and improved purchasing, partially offset by rail cost increases. Equipment and driver related costs increased 8.2% in 2020 primarily due to an increased usage of our internal drayage resources from 53% in the first quarter of 2019 to 60% in the first quarter of 2020 and an increase in equipment depreciation expense.

Gross Margin

Hub’s gross margin decreased 17.8% to $104.6 million in 2020 from $127.3 million in 2019. The $22.7 million gross margin decrease was the result of decreases in all lines of business. Intermodal gross margin decreased primarily due to a 6.8% decrease in volume, lower prices, higher insurance and claims costs, and rail cost increases, partially offset by the benefits from operational improvements and better purchasing. Truck brokerage gross margin decreased primarily due to a 9.6% decrease in volume. Logistics gross margin decreased primarily due to soft customer demand, partially offset by strong growth at CaseStack. Dedicated gross margin decreased primarily due to business we exited, repairs expense, start up costs and idle equipment cost, partially offset by revenue management initiatives.

As a percentage of revenue, gross margin decreased to 12.5% in 2020 from 13.6% in 2019. Intermodal gross margin as a percentage of revenue decreased 210 basis points due to lower prices, rail cost increases, and higher insurance and claims costs, partially offset by the benefits from operational improvements and better purchasing. Truck brokerage gross margin as a percentage of revenue increased 150 basis points as a result of the benefits from the transformation of our operating model, an enhanced technology platform and a deeper engagement with our carrier network. Logistics gross margin as a percentage of revenue increased 70 basis points due to our continuous improvement initiatives, revenue management, and strong growth at CaseStack. Dedicated gross margin as a percentage of revenue decreased 160 basis points due primarily to increased idle equipment costs, start up costs and repairs and maintenance expense.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Hub’s salaries and benefits decreased to $50.9 million in 2020 from $62.0 million in 2019. As a percentage of revenue, Hub’s salaries and benefits decreased to 6.1% in 2020 from 6.6% in 2019.

Hub’s salaries and benefits decrease of $11.2 million is primarily due to lower variable compensation and lower headcount. Variable compensation had decreases in bonus expense of $7.0 million, salaries expense of $3.5 million, commissions expense of $0.7 million, payroll tax and restricted stock expenses of $0.5 million each, and employee benefits expense of $0.3 million. These decreases were partially offset by an increase in severance expense of $1.3 million. Salary and benefit expenses included $2.1 million of severance expense in 2020.

Hub’s headcount as of March 31, 2020 and 2019 was 1,971 and 2,247, respectively, which excludes drivers, as driver costs are included in transportation costs. The decrease in Hub’s headcount is primarily due to technology driven efficiencies and improved processes.

General and Administrative

Hub’s general and administrative expenses increased to $26.3 million in 2020 from $22.9 million in 2019. These expenses, as a percentage of revenue, increased to 3.1% in 2020 from 2.5% in 2019. The increase of $3.4 million in general and administrative expense was primarily due to a $3.1 million increase in professional services primarily related to IT development and implementation costs, legal expenses, and costs related to a consulting project, less gains on the sale of equipment of $1.0 million and trailer donations of $0.2 million, partially offset by a $0.5 million decrease in travel and meals and entertainment expenses, and decreases in voice data services and temporary labor expenses of $0.2 million each.

Depreciation and Amortization

Hub’s depreciation and amortization increased to $7.6 million in 2020 from $6.8 million 2019. This expense as a percentage of revenue increased to 0.9% in 2020 from 0.7% in 2019. This increase was related primarily to the deployment of IT initiatives.

Other Income (Expense)

Hub’s other expense decreased to $2.3 million in 2020 from $2.7 million in 2019 due to lower interest expense on debt related to equipment purchases.

Provision for Income Taxes

The provision for income taxes decreased to $4.2 million in 2020 from $9.0 million in 2019. We provided for income taxes using an effective rate of 24.3% in 2020 and an effective rate of 27.3% in 2019. The 2020 effective tax rate was lower primarily due to a tax benefit related to stock-based compensation realized in the first quarter of 2020, compared to a tax deficit realized in the first quarter of 2019.

Net Income

Net income decreased to $13.2 million in 2020 from $23.9 million in 2019 due primarily to decreased gross margin, partially offset by lower costs and expenses and a lower provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2020, we funded operations, capital expenditures, finance leases, repayments of debt and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt including our revolver and cash on hand. In March 2020, we elected to borrow $100.0 million under the Credit Agreement as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. The $100.0 million of proceeds from the borrowing may be used for general corporate purposes. We believe that our cash, cash flows from operations and borrowings available under our credit agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the three months ended March 31, 2020 was $40.7 million, which resulted primarily from non-cash charges of $35.8 million, net income of $13.2 million, and a negative change in operating assets and liabilities of $8.3 million.

Cash provided by operating activities decreased $22.8 million in 2020 versus 2019. The decrease was due to a $10.7 million decrease in net income, a $9.0 million decrease in the change of operating assets and liabilities and a $3.1 million decrease in non-cash items in 2020 as compared to 2019.

The decrease in the change of operating assets and liabilities of $9.0 million was caused by decreases in the change of accounts receivable of $42.4 million, non-current liabilities of $4.8 million, prepaid expenses of $3.5 million and prepaid taxes of $0.5 million. These decreases were partially offset by increases in the changes in accounts payable of $34.0 million, restricted investments of $6.3 million, accrued expenses of $1.6 million and other assets of $0.3 million. The negative change in non-cash items was due to decreases in deferred taxes of $5.6 million and compensation expense related to stock-based compensation plans of $0.8 million, partially offset by increases in depreciation and amortization related to equipment purchases as well as additional amortization incurred for lease accounting of $2.2 million and a lower gain on the sale of equipment of $1.2 million.

Net cash used in investing activities for the three months ended March 31, 2020 was $25.0 million. Capital expenditures of $25.5 million related primarily to containers of $8.8 million, trailers of $7.8 million, technology investments of $4.8 million and construction of a new building on our corporate headquarters campus of $3.9 million. Proceeds from the sale of equipment was $0.5 million.

Net cash provided by investing activities for the quarter ended March 31, 2019 was $6.2 million. The decrease in net cash provided by investing activities of $31.2 million in 2020 versus 2019 was due primarily to lower proceeds related to the disposition of discontinued operations of $19.4 million, an increase in capital expenditures of $8.4 million related primarily to the purchase of containers and trailers, technology development and construction of a new building on our corporate headquarters campus and the decrease in proceeds from the sale of equipment of $3.3 million.

We estimate capital expenditures for the remainder of 2020 will range from $50 million to $80 million and will primarily consist of purchases for tractors, trailers and containers to support growth in our business, as well as technology investments. We plan to fund these expenditures with a combination of cash and debt.

The net cash provided by financing activities for the three months ended March 31, 2020 was $92.6 million, which resulted from the proceeds from the issuance of long-term debt of $121.4 million which included $100.0 million we borrowed on our revolver as noted above, partially offset by the repayment of long-term debt of $24.3 million, stock withheld for payments of withholding taxes of $3.8 million and finance lease payments of $0.7 million.

The decrease in net cash used in financing activities of $111.2 million in 2020 versus 2019 was primarily due to an increase of proceeds from the issuance of long-term debt of $111.0 million, including the $100.0 million borrowing under our revolving line of credit and less repayments of long-term debt of $1.4 million, partially offset by an increase in stock withheld for payments of withholding taxes of $1.2 million.

As a result of anticipated unfavorable timing differences, we expect our cash paid for income taxes in 2020 to be more than our income tax expense.

Our unused and available borrowings were $219.2 million as of March 31, 2020 and $318.5 million as of December 31, 2019. We had standby letters of credit that expire at various dates in 2020. As of March 31, 2020, our letters of credit were $30.8 million. We were in compliance with our debt covenants as of March 31, 2020 and December 31, 2019.

We are continually evaluating the possible effects of current economic conditions and reasonable and supportable economic forecasts in operational cash flows, including the risks of declines in the overall freight market and our customers’ liquidity and ability to pay. We are monitoring working capital on a daily basis and are in frequent communications with our customers.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of March 31, 2020 from that presented in our 2019 10-K.

Item 4.	CONTROLS AND PROCEDURES
(a)

Disclosure Controls and Procedures.  As of March 31, 2020, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

(b)

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f))during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    Other Information

Item 1.	Legal Proceedings

During the three months ended March 31, 2020, there have been no material developments from the legal proceedings disclosed in our 2019 10-K, except those disclosed in Note 7 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

Item 1A.	Risk Factors

Investing in shares of our stock involves certain risks, including those identified and described in Part I, Item 1A of our 2019 10-K, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Forward-Looking Information” in Part I, Item 2 of this Quarterly Report on Form 10-Q and in our other filings with the SEC.

The Company is providing the following additional risk factor to supplement the risk factors contained in Part I, Item 1A of our 2019 10-K.

The COVID-19 pandemic has disrupted and could materially and adversely affect our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be affected by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 pandemic has caused and will continue to cause significant disruption in the international and United States economies and financial markets and has had and may continue to have a significant and a material adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

The ultimate duration of the pandemic and of responsive governmental regulations, including shelter-in-place orders and mandated business closures, is uncertain.  New and changing government and private actions to address the COVID-19 pandemic have been occurring on a daily basis. We have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. However, because developments with respect to the spread of COVID-19 and its impacts have been occurring so rapidly, we are unable to predict the extent and duration of the impact of COVID-19 on our business, financial condition and results of operations. These restrictions and other consequences of the pandemic, however, have resulted in significant adverse effects for many different types of businesses, including, among others, those in the retail, travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

We have been deemed an essential business and have been permitted to continue to operate in all of the jurisdictions in which we operate, including jurisdictions that have mandated the closure of certain businesses, and we expect to be permitted to continue to operate in the future. Nevertheless, there is no assurance that we will continue to be permitted to operate under every future government order or other restriction and in every location.

In addition, the COVID-19 pandemic has caused, and may in the future continue to cause, disruptions, and in some cases severe disruptions, to the business and operations of our customers as a result of quarantines, worker absenteeism as a result of illness or other factors, social distancing measures, consumer concerns, and other travel, health-related, business or other restrictions.  Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which as a result, has and will continue to affect our business, financial condition and results of operations. There can be no assurance that any decrease in revenues resulting from the COVID-19 pandemic will be offset by increased revenues in the future. The ultimate effects of the COVID-19 pandemic on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Additional impacts of the COVID-19 pandemic on our business could be widespread and material, and may include, or exacerbate, among other consequences, any of the risk factors described in the 2019 10-K or in any of the following:

•	Adverse effects on our growth and strategic plans;
•	The risk that government programs meant to address COVID-19, including the additional lending facilities announced by the Federal Reserve, prove to be ineffective;
•

Decline in the credit quality of our customers, owing to the effects of the COVID-19 pandemic in the markets we serve, as a result of layoffs, furloughs and closure orders, all of which could lead to a need to increase our allowance for credit losses;

•	Volatility or increases in the allowance for credit losses resulting from CECL, either alone or as that may be affected by conditions arising out of the COVID-19 pandemic;
•	Reductions in our operating effectiveness as our employees work from home;
•	Increased cybersecurity risks as a result of many of our employees working remotely;
•	Unavailability of key personnel necessary to conduct our business activities;
•	Effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•

Sustained changes in consumer behavior, including reductions in consumer discretionary spending even after the crisis has subsided, due to both job losses and other effects attributable to the COVID-19 pandemic;

•	Unprecedented volatility in United States financial markets, which may cause the price of our securities to fluctuate irrespective of the performance of our company; and
•

Declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities.  The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our services, and could negatively affect, among other things, our liquidity, regulatory capital and our growth strategy.  Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Although we are taking precautions to protect the safety and well-being of our team members and customers, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our team member’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2019 our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock.  Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions.  We made no purchases under this authorization during the first quarter of 2020. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Hub Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed July 23, 2007 (File No. 000-27754)).
3.2	By-laws of Hub Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 18, 2016 and filed February 23, 2016 (File No. 000-27754)).

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Terri A. Pizzuto, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Terri A. Pizzuto, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.
101

Interactive data files for the following financial statements and footnotes from the Hub Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Stockholders Equity; (iv) Cash Flows Unaudited Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (formatted in Inline XBRL and included in Exhibit 101).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	May 8, 2020	/s/ Terri A. Pizzuto
Terri A. Pizzuto
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)