Form 10-Q
period 2020-06-30
Hub Group, Inc.
filed 2020-08-05
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:  0-27754

HUB GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4007085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 Clearwater Drive

Oak Brook, Illinois 60523

(Address, including zip code, of principal executive offices)

Registrant’s telephone number, including area code: (630) 271-3600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.01 per share	HUBG	NASDAQ

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

On July 31, 2020, the registrant had 33,516,316 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $0.1 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2020	2019
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$203,173	$168,729
Accounts receivable trade	456,619	450,451
Allowance for uncollectible trade accounts	(8,500)	(6,912)
Other receivables	1,028	3,237
Prepaid taxes	708	630
Prepaid expenses and other current assets	13,682	24,086
TOTAL CURRENT ASSETS	666,710	640,221

Restricted investments	20,961	22,601
Property and equipment, net	650,990	663,165
Right-of-use assets - operating leases	35,889	35,548
Right-of-use assets - financing leases	4,704	5,865
Other intangibles, net	114,128	120,967
Goodwill, net	484,350	484,459
Other assets	21,445	18,748
TOTAL ASSETS	$1,999,177	$1,991,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$257,752	$257,247
Accounts payable other	16,049	11,585
Accrued payroll	29,835	45,540
Accrued other	89,696	86,686
Lease liability - operating leases	8,760	8,567
Lease liability - financing leases	3,061	3,048
Current portion of long term debt	90,948	94,691
TOTAL CURRENT LIABILITIES	496,101	507,364

Long term debt	167,857	186,934
Non-current liabilities	41,424	36,355
Lease liability - operating leases	28,662	28,518
Lease liability - financing leases	278	1,820
Deferred taxes	159,018	155,304

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2020 and 2019	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2020 and 2019; 33,518,154 shares outstanding in 2020 and 33,353,904 shares outstanding in 2019	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2020 and 2019	7	7
Additional paid-in capital	178,914	179,637
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,205,991	1,179,601
Accumulated other comprehensive loss	(283)	(186)
Treasury stock; at cost, 7,706,638 shares in 2020 and 7,870,888 shares in 2019	(263,746)	(268,734)
TOTAL STOCKHOLDERS' EQUITY	1,105,837	1,075,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,999,177	$1,991,574

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Revenue	$779,243	$921,163	$1,618,102	$1,854,161
Transportation costs	671,994	788,460	1,406,259	1,594,169
Gross margin	107,249	132,703	211,843	259,992

Costs and expenses:
Salaries and benefits	49,676	60,859	100,552	122,887
General and administrative	28,970	24,028	55,306	46,946
Depreciation and amortization	7,625	7,095	15,248	13,849
Total costs and expenses	86,271	91,982	171,106	183,682

Operating income	20,978	40,721	40,737	76,310

Other income (expense):
Interest expense	(3,006)	(2,690)	(5,461)	(5,746)
Other, net	47	565	228	898
Total other expense	(2,959)	(2,125)	(5,233)	(4,848)

Income before provision for income taxes	18,019	38,596	35,504	71,462

Income tax expense	4,865	9,379	9,114	18,351

Net income	13,154	29,217	26,390	53,111

Other comprehensive income:
Foreign currency translation adjustments	37	(3)	(97)	4

Total comprehensive income	$13,191	$29,214	$26,293	$53,115

Basic earnings per common share	$0.40	$0.87	$0.80	$1.58

Diluted earnings per common share	$0.39	$0.87	$0.79	$1.58

Basic weighted average number of shares outstanding	33,171	33,552	33,165	33,560
Diluted weighted average number of shares outstanding	33,455	33,715	33,472	33,650

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			in Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance March 31, 2019	41,887,088	$419	$163,340	$(15,458)	$1,096,324	$(175)	(7,114,310)	$(237,386)	$1,007,064
Purchase of treasury stock	-	-	-	-	-	-	(181,811)	(7,282)	(7,282)
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(3,805)	(168)	(168)
Issuance of restricted stock awards, net of forfeitures	-	-	3,525	-	-	-	(69,126)	(3,525)	-
Share-based compensation expense	-	-	3,754	-	-	-	-	-	3,754
Net income	-	-	-	-	29,217	-	-	-	29,217
Foreign currency translation adjustment	-	-	-	-	-	(3)	-	-	(3)
Balance June 30, 2019	41,887,088	$419	$170,619	$(15,458)	$1,125,541	$(178)	(7,369,052)	$(248,361)	$1,032,582

Balance March 31, 2020	41,887,088	$419	$175,370	$(15,458)	$1,192,837	$(320)	(7,680,505)	$(264,139)	$1,088,709
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(3,878)	(175)	(175)
Issuance of restricted stock awards, net of forfeitures	-	-	(568)	-	-	-	(22,255)	568	-
Share-based compensation expense	-	-	4,112	-	-	-	-	-	4,112
Net income	-	-	-	-	13,154	-	-	-	13,154
Foreign currency translation adjustment	-	-	-	-	-	37	-	-	37
Balance June 30, 2020	41,887,088	$419	$178,914	$(15,458)	$1,205,991	$(283)	(7,706,638)	$(263,746)	$1,105,837

Balance December 31, 2018	41,887,088	$419	$172,220	$(15,458)	$1,072,456	$(182)	(7,431,083)	$(248,621)	$980,834
Purchase of treasury stock	-	-	-	-	-	-	(181,811)	(7,282)	(7,282)
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(72,713)	(2,746)	(2,746)
Issuance of restricted stock awards, net of forfeitures	-	-	(10,288)	-	-	-	316,555	10,288	-
Share-based compensation expense	-	-	8,687	-	-	-	-	-	8,687
Net income	-	-	-	-	53,111	-	-	-	53,111
Adoption of ASU 2016-02	-	-	-	-	(26)	-	-	-	(26)
Foreign currency translation adjustment	-	-	-	-	-	4	-	-	4
Balance June 30, 2019	41,887,088	$419	$170,619	$(15,458)	$1,125,541	$(178)	(7,369,052)	$(248,361)	$1,032,582

Balance December 31, 2019	41,887,088	$419	$179,637	$(15,458)	$1,179,601	$(186)	(7,870,888)	$(268,734)	$1,075,279
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(75,595)	(3,944)	(3,944)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,932)	-	-	-	239,845	8,932	-
Share-based compensation expense	-	-	8,209	-	-	-	-	-	8,209
Net income	-	-	-	-	26,390	-	-	-	26,390
Foreign currency translation adjustment	-	-	-	-	-	(97)	-	-	(97)
Balance June 30, 2020	41,887,088	$419	$178,914	$(15,458)	$1,205,991	$(283)	(7,706,638)	$(263,746)	$1,105,837

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net Income	$26,390	$53,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,759	57,029
Deferred taxes	4,989	4,272
Compensation expense related to share-based compensation plans	8,209	8,687
Loss (gain) on sale of assets	96	(1,526)
Donated equipment	5,626	-
Changes in operating assets and liabilities:
Restricted investments	1,640	(2,736)
Accounts receivable, net	(2,392)	55,089
Prepaid taxes	(83)	(422)
Prepaid expenses and other current assets	10,350	15,932
Other assets	(637)	(2,349)
Accounts payable	4,989	(38,391)
Accrued expenses	(9,440)	(14,620)
Non-current liabilities	21	1,187
Net cash provided by operating activities	111,517	135,263

Cash flows from investing activities:
Proceeds from sale of equipment	521	7,664
Purchases of property and equipment	(49,271)	(28,712)
Proceeds from the disposition of discontinued operations	-	19,439
Acquisition, net of cash acquired	-	(734)
Net cash used in investing activities	(48,750)	(2,343)

Cash flows from financing activities:
Purchase of treasury stock	-	(7,282)
Proceeds from issuance of debt	127,462	18,335
Repayments of long term debt	(150,282)	(51,324)
Stock withheld for payments of withholding taxes	(3,944)	(2,746)
Finance lease payments	(1,493)	(1,465)
Net cash used in financing activities	(28,257)	(44,482)

Effect of exchange rate changes on cash and cash equivalents	(66)	(10)

Net increase in cash and cash equivalents	34,444	88,428
Cash and cash equivalents beginning of the period	168,729	61,435
Cash and cash equivalents end of the period	$203,173	$149,863

Supplemental disclosures of cash paid for:
Interest	$5,323	$5,578
Income taxes	$822	$21,500

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

NOTES TO UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Interim Financial Statements

The accompanying unaudited consolidated financial statements of Hub Group, Inc. (the “Company,” “Hub,” “we”, “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2020 and results of operations for the three and six months ended June 30, 2020 and 2019.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income for basic and diluted earnings per share	$13,154	$29,217	$26,390	$53,111

Weighted average shares outstanding - basic	33,171	33,552	33,165	33,560

Dilutive effect of restricted stock	284	163	307	90

Weighted average shares outstanding - diluted	33,455	33,715	33,472	33,650

Earnings per share - basic	$0.40	$0.87	$0.80	$1.58

Earnings per share - diluted	$0.39	$0.87	$0.79	$1.58

NOTE 3. Revenue from Contracts with Customers

Hub offers comprehensive multimodal solutions including intermodal, logistics, truck brokerage and dedicated services. Hub has full time employees located throughout the United States, Canada and Mexico.

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

Truck Brokerage. Our truck brokerage operation provides customers with an over the road service option for their transportation needs. Our brokerage service does not operate any trucks; instead we match customers’ needs with carriers’ capacity to provide the most effective service and price combination. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. As part of our truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss or damage on behalf of our customers.

Dedicated. Our dedicated operation contracts with customers who seek to outsource a portion of their trucking transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment.

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

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Intermodal	$460,676	$542,890	$955,999	$1,078,923
Logistics	163,743	193,463	346,999	396,725
Truck brokerage	86,675	107,081	184,692	224,669
Dedicated	68,149	77,729	130,412	153,844
Total revenue	$779,243	$921,163	$1,618,102	$1,854,161

NOTE 4. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, the fair value of the Company’s fixed-rate borrowings was $8.5 million and $3.8 million more than the historical carrying value of $258.8 million and $281.6 million, respectively. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of June 30, 2020 and December 31, 2019, our cash is with high quality financial institutions in demand deposit accounts, savings accounts and an interest bearing checking account.

Restricted investments included $21.0 million and $22.6 million as of June 30, 2020 and December 31, 2019, respectively, of mutual funds which are reported at fair value.

Our assets and liabilities measured at fair value are based on valuation techniques that consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2), or unobservable inputs (Level 3). Cash and cash equivalents, mutual funds, accounts receivable and accounts payable are defined as “Level 1,” while long-term debt is defined as “Level 2” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

NOTE 5.  Allowance for Credit Losses

On January 1, 2020, we adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASC 326), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the Current Expected Credit Loss (“CECL”). The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables. Results for reporting periods beginning January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable generally accepted accounting principles. The impact of adopting the standard was immaterial. In accordance with the standard, trade receivables are reported at amortized cost net of the allowance for credit losses.

The allowance for credit losses is a valuation account that is deducted from the trade receivables’ amortized cost basis to present the net amount expected to be collected on the receivables. Trade receivables are charged off against the allowance when we believe the uncollectibility of a receivable balance is confirmed, and the expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.  Our allowance for credit losses is presented in the allowance for uncollectible trade accounts and is immaterial at June 30, 2020 and December 31, 2019.

NOTE 6. Long-Term Debt and Financing Arrangements

On July 1, 2017, we entered into a $350 million unsecured credit agreement (the “Credit Agreement”) that matures on July 1, 2022. In March 2020, we elected to borrow $100 million under the Credit Agreement as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. We repaid the $100 million in June 2020. At June 30, 2020, we had standby letters of credit that expire at various dates in 2020. As of June 30, 2020, our letters of credit were $32.6 million.

Our unused and available borrowings were $317.4 million as of June 30, 2020 and $318.5 million as of December 31, 2019. We were in compliance with our debt covenants as of June 30, 2020 and December 31, 2019.

We have entered into various Equipment Notes (“Notes”) to fund the purchase of tractors, trailers, containers and other equipment. The Notes are secured by the underlying equipment financed with proceeds from the Notes.

	June 30,	December 31,
	2020	2019
	(in thousands)

Interim funding for a deposit on equipment to be received in late 2020; interest paid monthly at a variable rate	3,820	-

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	21,840	-

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2018, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.49% and 3.59%	56,734	62,690

Secured Equipment Notes due on various dates in 2023 commencing on various dates in 2018 and 2019; interest is paid monthly at a fixed annual rate between 2.23% and 4.16%	133,499	153,350

Secured Equipment Notes due on various dates in 2022 commencing on various dates in 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.85%	12,201	16,892

Secured Equipment Notes due on various dates in 2021 commencing on various dates from 2016 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	25,034	35,076

Secured Equipment Notes due on various dates in 2020 commencing on various dates from 2015 to 2016; interest is paid monthly at a fixed annual rate between 1.84% and 2.78%	5,677	13,617

	258,805	281,625

Less current portion	(90,948)	(94,691)
Total long-term debt	$167,857	$186,934

NOTE 7. Legal Matters

Robles

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary HGT. The action was brought on behalf of a class comprised of present and former California-based truck drivers for HGT who, from January 2009 to September 2014, were classified as independent contractors. It alleged that HGT misclassified these drivers as independent contractors and that such drivers were employees. It asserted various violations of the California Labor Code and claimed that HGT engaged in unfair competition practices. The complaint sought, among other things, declaratory and injunctive relief, monetary damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver.  These additional claims were only on behalf of Mr. Robles and not a putative class.

Although the Company believes that the California drivers were properly classified as independent contractors at all times, because litigation is expensive, time-consuming and could interrupt our business operations, HGT decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  In late 2014, HGT converted its model from independent contractors to employee drivers in California. In early 2016, HGT closed its operations in Southern California.

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

NOTE 8. New Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and other (Topic 350): simplifying the test for goodwill impairment. This ASU simplifies how all entities assess goodwill for impairment by eliminating step two from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard is effective for fiscal years beginning after December 15, 2019. We adopted this standard on January 1, 2020, as required. The adoption of Topic 350 did not have a material effect on our financial statements.

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

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. All forward-looking statements made by us in this report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those identified in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”) as well as in Part II, Item 1A of this Quarterly Report on Form 10-Q, include the following as they may be affected, either individually, or in the aggregate, by the ongoing effects of the COVID-19 outbreak:

•	the degree and rate of market growth in the intermodal, logistics, truck brokerage and dedicated markets served by us;
•	deterioration in our relationships, service conditions or provision of equipment with existing railroads or adverse changes to the railroads’ operating rules;
•	inability to recruit and retain company drivers and owner-operators;
•	inability to hire or retain management and other key personnel that are critical to our continued success;
•

the impact of competitive pressures in the marketplace, including entry of new competitors such as digital freight matching companies, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;

•	unanticipated changes in rail, drayage, warehousing and trucking company capacity or costs of services;
•

increases in costs related to any reclassification or change in our treatment of drivers, owner-operators or other workers due to regulatory, judicial and legal decisions, including workers directly contracted with the Company and those contracted to the Company’s vendors;

•	joint employer claims alleging that the Company is a co-employer of any workers providing services to a Company contractor;
•	labor unrest in the rail, drayage and warehouse or trucking company communities;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	inability to identify, close and successfully integrate any future business combinations;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems, implementing new systems or protecting against cyber-attacks;
•	increases in costs associated with changes to or new governmental regulations;

•	significant increases to employee health insurance costs;
•	loss of one or more of our largest customers;
•	awards received during annual customer bids not materializing;
•	union organizing efforts and changes to current laws which will aid in these efforts;
•	further consolidation of railroads;
•	the effects or perceived effects of epidemics, pandemics or other health concerns;
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity;
•	changes in insurance costs and claims expense; and
•	losses sustained on insured matters where the liability materially exceeds available insurance proceeds.

Current Update and Effects of COVID-19 Outbreak

All business lines are experiencing soft demand from customers whose businesses are being impacted by the COVID-19 pandemic. Intermodal revenue is also being impacted by competitive conditions in the truckload and intermodal markets as well as lower fuel prices. Intermodal gross margin is expected to decline from second quarter levels due to lower pricing and increased rail costs. Revenue for logistics, brokerage and dedicated is expected to decline from second quarter levels due to the impact of lost customers and softness from existing customers, partially offset by revenue from new customers.

We provided assistance and support to hospitals, food banks and other organizations across the United States by donating refrigerated trailers to be used by emergency responders in fighting the COVID-19 pandemic. We donated refrigerated trailers with a carrying value of approximately $5.4 million during the second quarter of 2020 and $5.6 million in total for the six months ended June 30, 2020.

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

For the six months ended June 30, 2020, HGT accounted for approximately 60% of our drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers. As of June 30, 2020, HGT operated approximately 1,450 tractors and 250 trailers, employed approximately 1,500 drivers and contracted with approximately 950 owner-operators.

Our dedicated operation contracts with customers who seek to outsource a portion of their trucking transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment. Our dedicated operation currently operates a fleet of approximately 1,200 tractors and 5,400 trailers at 84 locations throughout the U.S. As of June 30, 2020, our dedicated operation employed approximately 1,350 drivers.

Our logistics business offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping. In 2018, we acquired CaseStack, which leverages proprietary technology along with collaborative partnerships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer packaged goods clients. CaseStack contracts with third-party warehouse providers in seven markets across North America to which its customers ship their goods to be stored and eventually consolidated, along with goods from other CaseStack customers, into full truckload shipments destined to major North American retailers. CaseStack offers its customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

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

We have full time marketing representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation and logistics services to them.

Our multimodal solutions group works with our pricing, account management and operations teams to enhance our customer margins across all lines of business. We are working on margin enhancement initiatives including pricing optimization, matching of inbound and outbound loads, reducing empty miles, improving the retention of our drivers, controlling our maintenance costs, improving tractor and driver utilization, enhancing our procurement strategy, improving our recovery of accessorial costs, reducing repositioning costs, providing holistic solutions, and reviewing and improving low profit freight.

Our top 50 customers represent approximately 67% of revenue for the six months ended June 30, 2020. We use various performance indicators to manage our business. We closely monitor profitability of our top 50 customers. We also evaluate on-time performance, customer service, cost per load and trade receivables of these customer accounts. Vendor cost changes and vendor service issues are also monitored closely. Management continuously reviews and assesses the environment, especially with the rapidly-changing COVID-19 pandemic and its potential impact on the credit worthiness and collectability of our accounts receivable with customers most affected by the COVID-19 pandemic.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended June 30,
	2020	2019
Intermodal	$460,676	$542,890
Logistics	163,743	193,463
Truck brokerage	86,675	107,081
Dedicated	68,149	77,729
Total revenue	$779,243	$921,163

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended June 30,
	2020		2019
Revenue	$779,243	100.0%	$921,163	100.0%
Transportation costs	671,994	86.2%	788,460	85.6%
Gross margin	107,249	13.8%	132,703	14.4%

Costs and expenses:
Salaries and benefits	49,676	6.4%	60,859	6.6%
General and administrative	28,970	3.7%	24,028	2.6%
Depreciation and amortization	7,625	1.0%	7,095	0.8%
Total costs and expenses	86,271	11.1%	91,982	10.0%

Operating income	$20,978	2.7%	$40,721	4.4%

Revenue

Total revenue decreased 15.4% to $779.2 million in 2020 from $921.2 million in 2019. Intermodal revenue decreased 15.1% to $460.7 million due to an 8.1% decline in volume, lower pricing, and lower fuel revenue. Logistics revenue declined 15.4% to $163.7 million as a result of the soft demand environment, partially offset by growth at CaseStack. Truck brokerage revenue decreased 19.1% to $86.7 million due in part to a 12.1% decline in loads resulting from the soft demand environment and lower fuel revenue. Dedicated revenue decreased 12.3% to $68.1 million primarily due to the impact of business we exited, partially offset by growth with new accounts.

Transportation Costs

Transportation costs decreased 14.8% to $672.0 million in 2020 from $788.5 million in 2019. Transportation costs in 2020 consisted of purchased transportation costs of $513.4 million and equipment and driver related costs of $158.6 million. Transportation costs in 2019 consisted of purchased transportation costs of $631.7 million and equipment and driver related costs of $156.8 million. The 18.7% decrease in purchased transportation costs was primarily due to lower volumes in intermodal and truck brokerage, improved purchasing, and lower fuel costs, partially offset by rail cost increases. Equipment and driver related costs increased 1.1% in 2020 due to an increased usage of our internal drayage resources from 54% of total drayage in 2019 to 61% in 2020 and an increase in equipment depreciation expense, partially offset by the benefits from operational improvements in our trucking operation and declines in fuel cost.

Gross Margin

Gross margin decreased 19.2% to $107.2 million in 2020 from $132.7 million in 2019. Gross margin decreased in all lines of business. Intermodal gross margin decreased compared to the prior year primarily due to an 8.1% decline in volume, lower prices, unfavorable mix and rail cost increases, partially offset by the benefits from operational improvements in our trucking operation. Logistics gross margin decreased primarily due to soft demand. Truck brokerage gross margin decreased primarily due to a 12.1% decline in volume. Dedicated gross margin declined primarily due to business we exited.

As a percentage of revenue, gross margin declined to 13.8% in 2020 from 14.4% in 2019. Intermodal gross margin as a percentage of revenue declined 220 basis points due to lower prices and rail cost increases, partially offset by the benefits from operational improvements. Logistics gross margin as a percentage of revenue expanded by 190 basis points due to our continuous improvement initiatives, higher margin new business and growth at CaseStack. Truck brokerage gross margin as a percentage of revenue was up 100 basis points as a result of the benefits from the transformation of our operating model, an enhanced technology platform and a deeper engagement with our carrier network. Dedicated gross margin as a percent of revenue increased by 200 basis points compared to the prior year due to our profit improvement initiatives.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits decreased to $49.7 million in 2020 from $60.9 million in 2019. As a percentage of revenue, salaries and benefits decreased to 6.4% in 2020 from 6.6% in 2019. The decrease of $11.2 million was primarily due to lower variable compensation and lower headcount, including reductions in bonus expense of $5.0 million, salaries expense of $4.9 million and employee benefits expense of $0.7 million. Headcount as of June 30, 2020 and 2019 was 1,891 and 2,205, respectively, which excludes drivers, as driver costs are included in transportation costs.  The decrease in headcount is primarily due to technology driven efficiencies and improved processes.

General and Administrative

General and administrative expenses increased to $29.0 million in 2020 from $24.0 million in 2019. These expenses, as a percentage of revenue, increased to 3.7% in 2020 from 2.6% in 2019. The increase of $5.0 million in general and administrative expense was primarily due to $5.7 million of expense related to donations of refrigerated trailers in support of COVID-19 relief efforts, a $2.6 million increase in professional services related primarily to a consulting project, partially offset by decreases in travel and meals and entertainment expenses of $1.9 million and other cost reduction measures.

Depreciation and Amortization

Depreciation and amortization increased to $7.6 million in 2020 from $7.1 million in 2019.  This expense as a percentage of revenue increased to 1.0% in 2020 from 0.8% in 2019. This increase was related primarily to the deployment of IT initiatives.

Other Expense

Other expense increased to $3.0 million in 2020 from $2.1 million in 2019 due to higher interest expense related to higher borrowings and lower interest income on cash balances due to the decrease in interest rates.

Provision for Income Taxes

Provision for income taxes decreased to $4.9 million in 2020 from $9.4 million in 2019. We provided for income taxes using an effective rate of 27.0% in 2020 and an effective rate of 24.3% in 2019. The 2020 effective tax rate was higher due to a combination of lower book income in 2020 and the establishment of a new tax reserve related to state taxes. We expect our effective tax rate for the full year of 2020 will range from 24.5% to 25.5%.

Net Income

Net income decreased to $13.2 million in 2020 from $29.2 million in 2019 due primarily to decreases in gross margin, partially offset by lower costs and expenses, and income tax expenses.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table summarizes our revenue by business line (in thousands):

	Six Months Ended June 30,
	2020	2019
Intermodal	$955,999	$1,078,923
Logistics	346,999	396,725
Truck brokerage	184,692	224,669
Dedicated	130,412	153,844
Total revenue	$1,618,102	$1,854,161

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended June 30,
	2020		2019
Revenue	$1,618,102	100.0%	$1,854,161	100.0%
Transportation costs	1,406,259	86.9%	1,594,169	86.0%
Gross margin	211,843	13.1%	259,992	14.0%

Costs and expenses:
Salaries and benefits	100,552	6.2%	122,887	6.7%
General and administrative	55,306	3.4%	46,946	2.5%
Depreciation and amortization	15,248	1.0%	13,849	0.7%
Total costs and expenses	171,106	10.6%	183,682	9.9%

Operating income	$40,737	2.5%	$76,310	4.1%

Revenue

Total revenue decreased to $1.6 billion in 2020 from $1.9 billion in 2019. Intermodal revenue decreased 11.4% to $956.0 million due to an 7.5% decline in volume, lower pricing, and lower fuel revenue. Logistics revenue decreased 12.5% to $347.0 million due to soft demand, partially offset by strong growth at CaseStack. Truck brokerage revenue decreased 17.8% to $184.7 million due to a 10.9% decline in volume, while fuel, price and mix combined were down 6.9% due to soft demand. Dedicated revenue decreased 15.2% to $130.4 million primarily due to the impact of business we exited, partially offset by growth with new accounts.

Transportation Costs

Transportation costs decreased 11.8% to $1.4 billion in 2020 from $1.6 billion in 2019. Transportation costs in 2020 consisted of purchased transportation costs of $1.1 billion and equipment and driver related costs of $324.1 million compared to 2019, which consisted of purchased transportation costs of $1.3 billion and equipment and driver related costs of $309.8 million. The 15.7% decline in purchased transportation costs was primarily due to lower volumes in intermodal and truck brokerage, improved purchasing, and lower fuel costs, partially offset by rail cost increases. Equipment and driver related costs increased 4.6% in 2020 primarily due to an increased usage of our internal drayage resources from 54% in 2019 to 60% in 2020 and an increase in equipment depreciation expense, partially offset by the benefits from operational improvements in our trucking operation and declines in fuel cost.

Gross Margin

Gross margin decreased to $211.8 million in 2020 from $260.0 million in 2019.  The $48.1 million gross margin decrease was the result of decreases in all lines of business. Intermodal gross margin decreased compared to the prior year primarily due to an 7.5% decline in volume, lower prices, unfavorable mix and rail cost increases, partially offset by the benefits from operational improvements in our trucking operation and better purchasing. Logistics gross margin decreased primarily due to soft demand, partially offset by growth at CaseStack. Truck brokerage gross margin decreased primarily due to a 10.9% decline in volume and lower pricing, fuel, and mix. Dedicated gross margin declined primarily due to business we exited.

As a percentage of revenue, gross margin declined to 13.1% in 2020 from 14.0% in 2019. Intermodal gross margin as a percentage of revenue declined 220 basis points because of lower prices and rail cost increases, partially offset by the benefits from operational improvements and better purchasing. Logistics gross margin as a percentage of revenue expanded by 130 basis points due to our continuous improvement initiatives, higher margin new business, procurement benefits and growth at CaseStack. Truck brokerage gross margin as a percentage of revenue was up 120 basis points as a result of the benefits from the transformation of our operating model, an enhanced technology platform and a deeper engagement with our carrier network. Dedicated gross margin as a percent of revenue increased by 30 basis points compared to the prior year due to our profit improvement initiatives.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits decreased to $100.6 million in 2020 from $122.9 million in 2019.  As a percentage of revenue, salaries and benefits decreased to 6.2% in 2020 from 6.7% in 2019. The decrease of $22.3 million was primarily due to lower variable compensation and lower headcount, including a decrease in bonus expense of $12.0 million, salaries expense of $7.1 million and commissions expense and payroll tax expense of $1.1 million each. Salary and benefit expenses included $3.3 million of severance expense in 2020 versus $1.9 million in 2019.

General and Administrative

General and administrative expenses increased to $55.3 million in 2020 from $46.9 million in 2019. As a percentage of revenue, these expenses increased to 3.4% in 2020 from 2.5% in 2019. The increase of $8.4 million was primarily due to $5.9 million of expense related to donations of refrigerated trailers in support of COVID-19 efforts, a $3.6 million increase in professional services related primarily to a consulting project and lower gains on the sale of equipment of $1.6 million, partially offset by decreases of travel and entertainment expenses of $2.4 million, temporary labor expenses of $0.5 million and the impact of our cost reduction efforts.

Depreciation and Amortization

Depreciation and amortization increased to $15.2 million in 2020 from $13.8 million in 2019.  This expense as a percentage of revenue increased to 1.0% in 2020 from 0.7% in 2019. This increase was related primarily to the deployment of IT initiatives.

Other Expense

Other expense increased to $5.2 million in 2020 from $4.8 million in 2019 due to lower interest income on cash balances related to lower interest rates.

Provision for Income Taxes

Provision for income taxes decreased to $9.1 million in 2020 from $18.4 million in 2019. The provision for income taxes decreased primarily due to lower pre-tax income in 2020, while the effective tax rate stayed the same year over year.

Net Income

Net income decreased to $26.4 million in 2020 from $53.1 million in 2019 due primarily to decreases in gross margin, partially offset by lower operating and income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2020, we funded operations, capital expenditures, payments for finance leases, repayments of debt and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt including our revolver and cash on hand. In March 2020, we elected to borrow $100 million under the Credit Agreement as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. We repaid the $100 million of borrowings in June 2020. We believe that our cash, cash flows from operations and borrowings available under the Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the six months ended June 30, 2020 was approximately $111.5 million, which resulted primarily from income of $26.4 million adjusted for non-cash charges of $80.7 million and a positive change in operating assets and liabilities of $4.4 million.

Cash provided by operating activities decreased $23.7 million in 2020 versus 2019. The decrease was due to decreases in net income of $26.7 million and operating assets and liabilities of $9.2 million in 2020, partially offset by increases in non-cash charges of $12.2 million.

The decrease in the change of operating assets and liabilities of $9.2 million was caused by decreases in the change of accounts receivable of $57.5 million, prepaid expenses of $5.6 million and non-current liabilities of $1.2 million. These decreases were partially offset by increases in the changes in accounts payable of $43.4 million, accrued expenses of $5.2 million, restricted investments of $4.4 million, other assets of $1.7 million and prepaid taxes of $0.4 million. The change in non-cash items was due to the increase in donated equipment of $5.6 million, an increase in depreciation and amortization of $4.7 million related to equipment purchases as well as lease amortization, lower gains on the sale of equipment of $1.6 million and an increase in deferred taxes of $0.7 million, partially offset by a decrease in compensation expense related to stock-based compensation plans of $0.5 million.

Net cash used in investing activities for the six months ended June 30, 2020 was $48.8 million which included capital expenditures of $49.3 million, partially offset by proceeds from the sale of equipment of $0.5 million. Capital expenditures of $49.3 million related primarily to construction of a new building on our corporate headquarters campus of $19.4 million, containers of $13.0 million, trailers of $9.1 million and the remainder for technology investments.

We estimate capital expenditures for the remainder of 2020 will range from $65 million to $75 million and will primarily consist of purchases for tractors, trailers and containers to support growth in our business. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in investing activities for the six months ended June 30, 2019 was $2.3 million. The net cash used in investing activities increased $46.4 million in 2020 from 2019 due to an increase in capital expenditures related primarily to the construction of a new building on our corporate headquarters campus of $19.0 million, no proceeds from the disposition of discontinued operations which was $19.4 million in 2019, a decrease of $7.1 million of proceeds from the sale of equipment and $0.7 million less cash used in acquisitions.

The net cash used in financing activities for the six months ended June 30, 2020 was $28.3 million, which resulted from the repayment of long-term debt and borrowings on our revolver of $150.3 million, stock withheld for payments of withholding taxes of $3.9 million and finance lease payments of $1.5 million, partially offset by proceeds from the issuance of debt of $127.4 million.

The decrease in net cash used in financing activities of $16.2 million from 2020 versus 2019 is primarily due to the increase in proceeds from the issuance of debt of $109.1 million and $7.3 million less purchases of treasury stock, partially offset by an increase in the repayments of long term debt and our revolver of $99.0 million and stock tendered for payments of withholding taxes of $1.2 million.

In 2020, we expect our cash paid for income taxes to be significantly less than in 2019 due to less book income and larger favorable timing differences related to depreciation in 2020. We expect our cash paid for taxes to be more than our income tax expense in 2020 due to the payment of prior year tax extensions. The CARES Act, and similar state acts, allowed us to defer $11 million in federal and state income tax until July 2020. We have also deferred $1 million of payroll tax through the second quarter

2020 that will not be paid until years 2021 and 2022. This payroll tax deferral will continue through December 31, 2020 and total between $5 million and $8 million.

Our unused and available borrowings were $317.4 million as of June 30, 2020 and $318.5 million as of December 31, 2019. We had standby letters of credit that expire at various dates in 2020. As of June 30, 2020, our letters of credit were $32.6 million. We were in compliance with our debt covenants as of June 30, 2020 and December 31, 2019.

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

There have been no material changes in our market risk as of June 30, 2020 from that presented in our 2019 10-K.

Item 4.	CONTROLS AND PROCEDURES
(a)

Disclosure Controls and Procedures.  As of June 30, 2020, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

(b)

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	Other Information

Item 1.	Legal Proceedings

During the six months ended June 30, 2020, there have been no material developments from the legal proceedings disclosed in our 2019 10-K, except those disclosed in Note 7 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

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

The COVID-19 pandemic has disrupted and has and could materially and adversely affect our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be affected by the scope and duration of the pandemic and actions taken by individuals and governmental authorities in response to the pandemic.

The ongoing COVID-19 pandemic has caused and will continue to cause significant disruption in the international and United States economies and financial markets and has had and may continue to have a significant and a material adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of most states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

The ultimate duration of the pandemic and of responsive governmental regulations, including shelter-in-place orders and mandated business closures, is uncertain.  New and changing government and private actions to address the COVID-19 pandemic have been occurring daily. We have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. However, because developments with respect to the spread of COVID-19 and its impacts have been occurring so rapidly, we are unable to predict the extent and duration of the impact of COVID-19 on our business, financial condition and results of operations. These restrictions and other consequences of the pandemic, however, have resulted in significant adverse effects for many different types of businesses, including, among others, those in the retail, travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

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

In addition, the COVID-19 pandemic has caused, and may in the future continue to cause, disruptions, and in some cases severe disruptions, to the business and operations of our customers as a result of quarantines, worker absenteeism as a result of illness or other factors, social distancing measures, consumer concerns, and other travel, health-related, business or other restrictions.  Certain of our customers have been, and may in the future be, required to close or operate at a lower capacity, which as a result, has and will continue to affect our business, financial condition and results of operations. There can be no assurance that any decrease in revenues resulting from the COVID-19 pandemic will be offset by increased revenues in the future. The ultimate effects of the COVID-19 pandemic on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Additional impacts of the COVID-19 pandemic on our business could be widespread and material, and may include, or exacerbate, among other consequences, any of the risk factors described in the 2019 10-K or in any of the following:

•	Adverse effects on our growth and strategic plans;
•	The risk that government programs meant to address COVID-19, including the additional lending facilities announced by the Federal Reserve, prove to be ineffective;
•

Decline in the credit quality of our customers, owing to the effects of the COVID-19 pandemic in the markets we serve, as a result of layoffs, furloughs, closure orders, business slowdowns and lack of consumer confidence, all of which could lead to a need to increase our allowance for credit losses;

•	Volatility or increases in the allowance for credit losses, either alone or as that may be affected by conditions arising out of the COVID-19 pandemic;
•	Reductions in our operating effectiveness as our employees work from home;
•	Increased cybersecurity risks as a result of many of our employees working remotely;
•	Unavailability of key personnel necessary to conduct our business activities;
•	Effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•

Sustained changes in consumer behavior, including reductions in consumer discretionary spending even after the crisis has subsided, due to both job losses, lack of consumer confidence and other effects attributable to the COVID-19 pandemic;

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

Although we are taking precautions to protect the safety and well-being of our team members and customers, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our team members’ ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2019 our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock.  Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. We made no purchases under this authorization during the first six months of 2020. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

Item 6.	Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Geoffrey F. DeMartino, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101 104

Interactive data files for Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited  Consolidated Statements of Stockholders’ Equity; (iv) the Unaudited Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements. XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (formatted in Inline XBRL and included in Exhibit 101).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	August 5, 2020	/s/Geoffrey F. DeMartino
Geoffrey F. DeMartino
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)