Form 10-Q
period 2020-09-30
Hub Group, Inc.
filed 2020-11-05
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 or

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

(Registrant’s telephone number, including area code): (630) 271-3600

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

On October 30, 2020, the registrant had 33,494,226 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2020	2019
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$185,336	$168,729
Accounts receivable trade	559,312	450,451
Allowance for uncollectible trade accounts	(8,574)	(6,912)
Other receivables	1,937	3,237
Prepaid taxes	1,780	630
Prepaid expenses and other current assets	13,661	24,086
TOTAL CURRENT ASSETS	753,452	640,221

Restricted investments	21,516	22,601
Property and equipment, net	638,940	663,165
Right-of-use assets - operating leases	34,400	35,548
Right-of-use assets - financing leases	4,145	5,865
Other intangibles, net	110,890	120,967
Goodwill, net	484,295	484,459
Other assets	17,332	18,748
TOTAL ASSETS	$2,064,970	$1,991,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$307,361	$257,247
Accounts payable other	23,008	11,585
Accrued payroll	25,533	45,540
Accrued other	88,344	86,686
Lease liability - operating leases	8,956	8,567
Lease liability - financing leases	2,562	3,048
Current portion of long term debt	86,964	94,691
TOTAL CURRENT LIABILITIES	542,728	507,364

Long term debt	149,004	186,934
Non-current liabilities	49,242	36,355
Lease liability - operating leases	27,191	28,518
Lease liability - financing leases	12	1,820
Deferred taxes	161,782	155,304

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2020 and 2019	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2020 and 2019; 33,494,661 shares outstanding in 2020 and 33,353,904 shares outstanding in 2019	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2020 and 2019	7	7
Additional paid-in capital	183,140	179,637
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,230,772	1,179,601
Accumulated other comprehensive loss	(260)	(186)
Treasury stock; at cost, 7,730,131 shares in 2020 and 7,870,888 shares in 2019	(263,602)	(268,734)
TOTAL STOCKHOLDERS' EQUITY	1,135,011	1,075,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,064,970	$1,991,574

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Revenue	$924,812	$913,275	$2,542,914	$2,767,436
Transportation costs	816,777	778,057	2,223,036	2,372,226
Gross margin	108,035	135,218	319,878	395,210

Costs and expenses:
Salaries and benefits	45,576	59,765	146,128	182,652
General and administrative	20,845	30,906	76,151	77,852
Depreciation and amortization	7,697	7,301	22,945	21,150
Total costs and expenses	74,118	97,972	245,224	281,654

Operating income	33,917	37,246	74,654	113,556

Other income (expense):
Interest expense	(2,237)	(2,780)	(7,698)	(8,526)
Other, net	(122)	669	106	1,567
Total other expense	(2,359)	(2,111)	(7,592)	(6,959)

Income before provision for income taxes	31,558	35,135	67,062	106,597

Income tax expense	6,777	9,030	15,891	27,381

Net income	24,781	26,105	51,171	79,216

Other comprehensive income:
Foreign currency translation adjustments	23	(33)	(74)	(29)

Total comprehensive income	$24,804	$26,072	$51,097	$79,187

Basic earnings per common share	$0.75	$0.79	$1.54	$2.37

Diluted earnings per common share	$0.74	$0.78	$1.53	$2.36

Basic weighted average number of shares outstanding	33,177	33,034	33,169	33,385
Diluted weighted average number of shares outstanding	33,597	33,265	33,513	33,522

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance June 30, 2019	41,887,088	$419	$170,619	$(15,458)	$1,125,541	$(178)	(7,369,052)	$(248,361)	$1,032,582
Purchase of treasury shares	-	-	-	-	-	-	(444,509)	(17,716)	(17,716)
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(3,168)	(129)	(129)
Issuance of restricted stock awards, net of forfeitures	-	-	1,383	-	-	-	(32,735)	(1,383)	-
Share-based compensation expense	-	-	3,747	-	-	-	-	-	3,747
Net income	-	-	-	-	26,105	-	-	-	26,105
Foreign currency translation adjustment	-	-	-	-	-	(33)	-	-	(33)
Balance September 30, 2019	41,887,088	$419	$175,749	$(15,458)	$1,151,646	$(211)	(7,849,464)	$(267,589)	$1,044,556

Balance June 30, 2020	41,887,088	$419	$178,914	$(15,458)	$1,205,991	$(283)	(7,706,638)	$(263,746)	$1,105,837
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(1,896)	(97)	(97)
Issuance of restricted stock awards, net of forfeitures	-	-	(241)	-	-	-	(21,597)	241	-
Share-based compensation expense	-	-	4,467	-	-	-	-	-	4,467
Net income	-	-	-	-	24,781	-	-	-	24,781
Foreign currency translation adjustment	-	-	-	-	-	23	-	-	23
Balance September 30, 2020	41,887,088	$419	$183,140	$(15,458)	$1,230,772	$(260)	(7,730,131)	$(263,602)	$1,135,011

Balance December 31, 2018	41,887,088	$419	$172,220	$(15,458)	$1,072,456	$(182)	(7,431,083)	$(248,621)	$980,834
Purchase of treasury shares	-	-	-	-	-	-	(626,320)	(24,998)	(24,998)
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(75,881)	(2,875)	(2,875)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,905)	-	-	-	283,820	8,905	-
Share-based compensation expense	-	-	12,434	-	-	-	-	-	12,434
Net income	-	-	-	-	79,216	-	-	-	79,216
Adoption of ASU 2016-02	-	-	-	-	(26)	-	-	-	(26)
Foreign currency translation adjustment	-	-	-	-	-	(29)	-	-	(29)
Balance September 30, 2019	41,887,088	$419	$175,749	$(15,458)	$1,151,646	$(211)	(7,849,464)	$(267,589)	$1,044,556

Balance December 31, 2019	41,887,088	$419	$179,637	$(15,458)	$1,179,601	$(186)	(7,870,888)	$(268,734)	$1,075,279
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(77,491)	(4,041)	(4,041)
Issuance of restricted stock awards, net of forfeitures	-	-	(9,173)	-	-	-	218,248	9,173	-
Share-based compensation expense	-	-	12,676	-	-	-	-	-	12,676
Net income	-	-	-	-	51,171	-	-	-	51,171
Foreign currency translation adjustment	-	-	-	-	-	(74)	-	-	(74)
Balance September 30, 2020	41,887,088	$419	$183,140	$(15,458)	$1,230,772	$(260)	(7,730,131)	$(263,602)	$1,135,011

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net Income	$51,171	$79,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,798	86,719
Deferred taxes	7,436	7,145
Compensation expense related to share-based compensation plans	12,676	12,434
Loss (gain) on sale of assets	94	(1,313)
Donated equipment	5,626	-
Changes in operating assets and liabilities:
Restricted investments	1,085	(2,192)
Accounts receivable, net	(105,918)	41,000
Prepaid taxes	(1,154)	(4,622)
Prepaid expenses and other current assets	10,379	1,299
Other assets	(429)	(3,365)
Accounts payable	61,549	(89,800)
Accrued expenses	(17,834)	2,408
Non-current liabilities	6,209	(225)
Net cash provided by operating activities	122,688	128,704

Cash flows from investing activities:
Proceeds from sale of equipment	1,298	9,072
Purchases of property and equipment	(55,352)	(55,616)
Acquisitions, net of cash acquired	-	(734)
Proceeds from the disposition of discontinued operations	-	19,439
Net cash used in investing activities	(54,054)	(27,839)

Cash flows from financing activities:
Proceeds from issuance of debt	128,762	36,557
Repayments of long term debt	(174,419)	(79,147)
Stock withheld for payments of withholding taxes	(4,041)	(2,875)
Finance lease payments	(2,278)	(2,206)
Purchase of treasury stock	-	(24,998)
Net cash used in financing activities	(51,976)	(72,669)

Effect of exchange rate changes on cash and cash equivalents	(51)	(3)

Net increase in cash and cash equivalents	$16,607	$28,193
Cash and cash equivalents beginning of the period	$168,729	$61,435
Cash and cash equivalents end of the period	$185,336	$89,628

Supplemental disclosures of cash paid for:
Interest	$7,331	$8,436
Income taxes	$12,406	$32,917

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2020 and 2019.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income	$24,781	$26,105	$51,171	$79,216

Weighted average shares outstanding - basic	33,177	33,034	33,169	33,385

Dilutive effect of stock options and restricted stock	420	231	344	137

Weighted average shares outstanding - diluted	33,597	33,265	33,513	33,522

Earnings per share - basic	$0.75	$0.79	$1.54	$2.37

Earnings per share - diluted	$0.74	$0.78	$1.53	$2.36

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

Logistics. Hub’s logistics operation offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping. We leverage proprietary technology along with collaborative relationships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer packaged goods clients. We contract with third-party warehouse providers in seven markets across North America to which our customers ship their goods to be stored and eventually consolidated, along with goods from other customers into full truckload shipments destined to major North American retailers. These services offer our customers shipment visibility, transportation cost savings, high service levels and compliance with retailers’ increasingly stringent supply chain requirements.

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

The following table summarizes our disaggregated revenue by business line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Intermodal	$559,759	$539,484	$1,515,759	$1,618,407
Logistics	175,892	189,470	522,890	586,196
Truck brokerage	119,994	109,543	304,686	334,211
Dedicated	69,167	74,778	199,579	228,622
Total revenue	$924,812	$913,275	$2,542,914	$2,767,436

NOTE 4. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the fair value of the Company’s fixed-rate borrowings was $7.3 million more and $3.8 million more than the historical carrying value of $236.0 million and $281.6 million, respectively. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of September 30, 2020 and December 31, 2019, our cash is with high quality financial institutions in demand deposit accounts, savings accounts and an interest bearing checking account.

Restricted investments included $21.5 million and $22.6 million as of September 30, 2020 and December 31, 2019, respectively, of mutual funds, which are reported at fair value.

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

The allowance for credit losses is a valuation account that is deducted from the trade receivables’ amortized cost basis to present the net amount expected to be collected on the receivables. Trade receivables are charged off against the allowance when we believe the uncollectability of a receivable balance is confirmed, and the expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.  Management continuously reviews and assesses the environment, especially with the rapidly-changing COVID-19 pandemic and its potential impact on the credit worthiness and collectability of our accounts receivable with customers most affected by the COVID-19 pandemic.  Our allowance for credit losses is presented in the allowance for uncollectible trade accounts and is immaterial at September 30, 2020 and December 31, 2019.

NOTE 6. Long-Term Debt and Financing Arrangements

On July 1, 2017, we entered into a $350 million unsecured credit agreement (the “Credit Agreement”) that matures on July 1, 2022. In March 2020, we elected to borrow $100 million under the Credit Agreement as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of uncertainty in the global markets resulting from the COVID-19 pandemic. We repaid the $100 million in June 2020. At September 30, 2020, we had standby letters of credit that expire at various dates in 2020 and 2021. As of September 30, 2020, our letters of credit totaled $32.6 million.

Our unused and available borrowings were $317.4 million as of September 30, 2020 and $318.5 million as of December 31, 2019. We were in compliance with our debt covenants as of September 30, 2020.

We have entered into various secured Equipment Notes (“Notes”) for the purchase of tractors, trailers containers and other equipment. The Notes are secured by the underlying equipment financed with the proceeds from the Notes.

	September 30,	December 31,
	2020	2019
	(in thousands)

Interim Funding for a deposit on equipment expected to be received in the fourth quarter of 2020; interest paid monthly at a variable rate	$3,820	$-

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	22,036	-

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017 to 2020; interest is paid monthly at a fixed annual rate between 2.49% and 3.59%	53,497	62,690

Secured Equipment Notes due on various dates in 2023 commencing on various dates in 2016 to 2019; interest is paid monthly at a fixed annual rate between 2.23% and 4.16%	123,314	153,350

Secured Equipment Notes due on various dates in 2022 commencing on various dates in 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.16% and 2.85%	10,687	16,892

Secured Equipment Notes due on various dates in 2021 commencing on various dates from 2014 to 2017; interest is paid monthly at a fixed annual rate between 2.04% and 2.96%	20,043	35,076

Secured Equipment Notes due on various dates in 2020 commencing on various dates from 2013 to 2016; interest is paid monthly at a fixed annual rate between 1.84% and 2.74%	2,571	13,617

	235,968	281,625

Less current portion	(86,964)	(94,691)
Total long-term debt	$149,004	$186,934

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

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Current Update and Effects of COVID-19 Outbreak

For the fourth quarter of 2020 we expect high single digit intermodal volume growth.  Revenue for our logistics, truck brokerage and dedicated business lines is expected to decline due to the impact of business lost earlier in the year which is not yet being fully offset by our new business wins.  Gross margin is being impacted by lower pricing, increased repositioning, rail and other transportation costs, as well as higher insurance expense.

We provided assistance and support to hospitals, food banks and other organizations across the United States by donating refrigerated trailers to be used by emergency responders in fighting the COVID-19 pandemic. We donated refrigerated trailers with a carrying value of approximately $5.4 million during the second quarter of 2020 and $5.6 million in total for the nine months ended September 30, 2020.

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

As an intermodal provider, we arrange for the movement of our customers’ freight in containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals.  Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our Hub Group Trucking (“HGT”) subsidiary and third-party local trucking companies.

For the nine months ended September 30, 2020, HGT accounted for approximately 54% of our drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers. As of September 30, 2020, HGT operated approximately 1,500 tractors and 200 trailers, employed approximately 1,500 drivers and contracted with approximately 950 owner-operators.

Our dedicated operation contracts with customers who seek to outsource a portion of their trucking transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment. Our dedicated operation currently operates a fleet of approximately 1,150 tractors and 5,500 trailers at 69 locations throughout the U.S. As of September 30, 2020, our dedicated operation employed approximately 1,400 drivers.

Our logistics operation offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, railcar and international shipping. We leverage proprietary technology along with collaborative relationships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer packaged goods clients. We contract with third-party warehouse providers in seven markets across North America to which our customers ship their goods to be stored and eventually consolidated, along with goods from other customers into full truckload shipments destined to major North

American retailers. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

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

Our top 50 customers represent approximately 72% of revenue for the nine months ended September 30, 2020. We use various performance indicators to manage our business. We closely monitor profitability of our top 50 customers. We also evaluate on-time performance, customer service, cost per load and trade receivables of these customer accounts. Vendor cost changes and vendor service issues are also monitored closely. Management continuously reviews and assesses the environment, especially with the rapidly-changing COVID-19 pandemic and its potential impact on the credit worthiness and collectability of our accounts receivable with customers most affected by the COVID-19 pandemic.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended September 30,
	2020	2019
Intermodal	$559,759	$539,484
Logistics	175,892	189,470
Truck brokerage	119,994	109,543
Dedicated	69,167	74,778
Total revenue	$924,812	$913,275

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended September 30,
	2020		2019
Revenue	$924,812	100.0%	$913,275	100.0%
Transportation costs	816,777	88.3%	778,057	85.2%
Gross margin	108,035	11.7%	135,218	14.8%

Costs and expenses:
Salaries and benefits	45,576	4.9%	59,765	6.5%
General and administrative	20,845	2.3%	30,906	3.4%
Depreciation and amortization	7,697	0.8%	7,301	0.8%
Total costs and expenses	74,118	8.0%	97,972	10.7%

Operating income	$33,917	3.7%	$37,246	4.1%

Revenue

Revenue increased 1.3% to $924.8 million in 2020 from $913.3 million in 2019. Intermodal revenue increased 3.8% to $559.8 million primarily due to a 9.3% increase in volume, partially offset by lower customer pricing. Logistics revenue decreased 7.2% to

$175.9 million as new customer wins and growth from existing customers was more than offset by the impact of customer losses earlier this year. Truck brokerage revenue increased 9.5% to $120.0 million due to a 19.3% increase in fuel, price and mix combined, partially offset by a 9.8% decrease in volume. Dedicated’s revenue decreased 7.5% to $69.2 million primarily due to the impact of lost business, partially offset by growth with new accounts.

Transportation Costs

Transportation costs increased 5.0% to $816.8 million in 2020 from $778.1 million in 2019. Transportation costs in 2020 consisted of purchased transportation costs of $654.5 million and equipment and driver related costs of $162.3 million compared to 2019 purchased transportation costs of $615.5 million and equipment and driver related costs of $162.6 million. The increase in purchased transportation costs was due primarily to increases in intermodal volumes, rail costs and third-party carrier costs. Equipment and driver related costs decreased slightly compared to 2019.

Gross Margin

Gross margin decreased 20.1% to $108.0 million in 2020 from $135.2 million in 2019. The margin decrease of $27.2 million was the result of gross margin decreases for all lines of business. Intermodal gross margin decreased compared to the third quarter of 2019 primarily due to lower prices, increased purchased transportation costs, and higher equipment repositioning costs, partially offset by an increase in intermodal volume and the benefits from operational improvements in our trucking operation. Logistics gross margin decreased primarily due to lost customers and lower volume, partially offset by benefits from continuous improvements and growth with new customers. Truck brokerage gross margin decreased primarily due to growth of higher margin spot freight that was more than offset by the impact of higher purchased transportation costs on our contractual freight, as well as less project and less-than-truckload business. Dedicated gross margin decreased primarily due to business we exited and higher insurance and repair costs. Due to the aforementioned reasons, gross margin as a percentage of revenue decreased to 11.7% in 2020 from 14.8% in 2019.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits expense decreased to $45.6 million in 2020 from $59.8 million in 2019. As a percentage of revenue, Hub’s salaries and benefits decreased to 4.9% in 2020 from 6.5% in 2019. The decrease of $14.2 million was primarily due to lower variable compensation and lower headcount, including reductions in bonus expense of $8.6 million, salaries expense of $4.2 million and employee benefits expense of $1.0 million. Headcount as of September 30, 2020 and 2019 was 1,849 and 2,104 respectively, which excludes drivers, as driver costs are included in transportation costs. The decrease in headcount is primarily due to technology driven efficiencies and improved processes.

General and Administrative

General and administrative expenses decreased to $20.8 million in 2020 from $30.9 million in 2019. These expenses, as a percentage of revenue, decreased to 2.3% in 2020 from 3.4% in 2019. The decrease of $10.1 million in general and administrative expense was primarily due to a decrease in claims expense related to a $4.8 million settlement of a claim first made in 2013 for the alleged misclassification of drivers, a $3.0 million decrease in professional services which included a consulting project in 2019, a $1.3 million decrease in travel and meals and entertainment expenses and the impact of our cost reduction efforts.

Depreciation and Amortization

Depreciation and amortization expense increased to $7.7 million in 2020 from $7.3 million in 2019 related primarily to the deployment of IT initiatives. This expense as a percentage of revenue remained consistent at 0.8% in both 2020 and 2019.

Other Expense

Other expense increased to $2.4 million in 2020 from $2.1 million in 2019 due to lower interest income on cash balances due to the decrease in interest rates and lower foreign currency gains, partially offset by lower interest expense related to lower borrowings.

Provision for Income Taxes

The provision for income taxes decreased to $6.8 million in 2020 from $9.0 million in 2019, while we provided for income taxes using an effective rate of 21.5% in 2020 versus an effective rate of 25.7% in 2019. The provision and effective tax rate were significantly lower in 2020 due primarily to the combination of $0.3 million state tax credits claimed on an amended return this quarter as well as the release of a $0.4 million reserve for an uncertain tax position this quarter. We expect our effective tax rate for the entire year of 2020 will range from 24.0% to 25.0%.

Net Income

Net income decreased to $24.8 million in 2020 from $26.1 million in 2019 due primarily to decreases in gross margin, partially offset by lower costs and expenses, and income tax expenses.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table summarizes our revenue by business line (in thousands):

	Nine Months Ended September 30,
	2020	2019
Intermodal	$1,515,759	$1,618,407
Logistics	522,890	586,196
Truck brokerage	304,686	334,211
Dedicated	199,579	228,622
Total revenue	$2,542,914	$2,767,436

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended September 30,
	2020		2019
Revenue	$2,542,914	100.0%	$2,767,436	100.0%
Transportation costs	2,223,036	87.4%	2,372,226	85.7%
Gross margin	319,878	12.6%	395,210	14.3%

Costs and expenses:
Salaries and benefits	146,128	5.7%	182,652	6.6%
General and administrative	76,151	3.0%	77,852	2.8%
Depreciation and amortization	22,945	0.9%	21,150	0.8%
Total costs and expenses	245,224	9.6%	281,654	10.2%

Operating income	$74,654	3.0%	$113,556	4.1%

Revenue

Revenue decreased 8.1% to $2.5 billion from $2.8 billion in 2019. Intermodal revenue decreased 6.3% to $1.5 billion primarily due to lower prices, a 2.0% decrease in volume, and increased intermodal competition. Logistics revenue decreased 10.8% to $522.9 million related primarily to lost customers and a soft demand environment, partially offset by new accounts. Truck brokerage revenue decreased 8.8% to $304.7 million primarily due to a 10.5% decrease in volume, partially offset by a 1.7% increase in fuel, mix, and price. Dedicated’s revenue decreased 12.7% to $199.6 million due to the impact of business we exited, partially offset by growth with new accounts.

Transportation Costs

Transportation cost decreased 6.3% to $2.2 billion in 2020 from $2.4 billion in 2019. Transportation costs in 2020 consisted of purchased transportation costs of $1.8 billion and equipment and driver related costs of $471.9 million compared to 2019 purchased transportation costs of $1.9 billion and equipment and driver related costs of $471.9 million. Purchased transportation costs were down 7.9% for the comparable periods. The 7.9% decline in purchased transportation costs were due primarily to decreases in intermodal and brokerage volumes, partially offset by rail cost increases. Equipment and driver related costs were flat compared to 2019.

Gross Margin

Gross margin decreased 19.1% to $319.9 million from $395.2 million in 2019. The $75.3 million gross margin decline was the result of decreases in all service lines. Intermodal gross margin decreased primarily due to a 2.0% decline in volumes, lower prices and higher rail costs. Partially offsetting the intermodal gross margin decrease was higher fuel surcharge margin. Logistics gross margin decreased primarily due to lost customers, partially offset by growth with existing customers. Truck brokerage gross margin decreased due to a 10.5% decrease in volume, partially offset by the benefits from our yield management strategy and technology. Dedicated gross margin decreased primarily due to business we exited, partially offset by revenue management initiatives and improved operational discipline. Due to the aforementioned reasons, gross margin as a percentage of revenue decreased to 12.6% in 2020 from 14.3% in 2019.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits expense decreased $36.5 million to $146.1 million in 2020 from $182.7 million in 2019. As a percentage of revenue, Hub’s salaries and benefits decreased to 5.7% in 2020 from 6.6% in 2019. The decrease of $36.5 million was primarily due to lower variable compensation and lower headcount, including a decrease in bonus expense of $20.6 million, salaries expense of $11.3 million, employee benefits expense of $2.1 million and payroll tax expense of $1.9 million.

General and Administrative

General and administrative expense decreased to $76.2 million in 2020 from $77.9 million in 2019. These expenses, as a percentage of revenue, increased to 3.0% in 2020 from 2.8% in 2019. The decrease of $1.7 million was primarily due to a decrease in claims expense related to a $4.8 million settlement of a claim first made in 2013 for the alleged misclassification of drivers, a decrease of  travel and entertainment expenses of $3.7 million, temporary labor expenses of $0.9 million and the impact of our cost reduction efforts. These decreases were offset by $5.9 million of expense related to donations of refrigerated trailers in support of COVID-19 efforts, a $2.2 million increase in professional services related primarily to a consulting project and lower gains on the sale of equipment of $1.4 million.

Depreciation and Amortization

Depreciation and amortization expense increased to $22.9 million in 2020 from $21.2 million in 2019 related primarily to the deployment of IT initiatives. This expense as a percentage of revenue increased to 0.9% in 2020 from 0.8% in 2019.

Other Expense

Other expense increased to $7.6 million in 2020 from $7.0 million in 2019 due to lower interest income on cash balances due to the decrease in interest rates and higher foreign currency losses, partially offset by lower interest expense related to lower borrowings.

Provision for Income Taxes

The provision for income taxes decreased to $15.9 million in 2020 from $27.4 million in 2019 while the effective tax rate decreased to 23.7% from 25.7%. The provision for income taxes decreased primarily due to significantly lower pre-tax income in 2020, while the 2020 effective tax rate was lower primarily due to a combination of more tax credits claimed in 2020 and an excess tax benefit related to stock-based compensation in 2020 compared to a tax shortfall related to stock-based compensation realized in 2019.

Net Income

Net income decreased to $51.2 million in 2020 from $79.2 million in 2019 due primarily to decreases in gross margin, partially offset by lower costs and expenses, and income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2020, we funded operations, capital expenditures, payments for finance leases, repayments of debt and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt including our revolver and cash on hand. In March 2020, we elected to borrow $100 million under the Credit Agreement as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. We repaid the $100 million of borrowings in June 2020. We believe that our cash, cash flows from operations and borrowings available under the Credit Agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the nine months ended September 30, 2020 was $122.7 million, which resulted primarily from net income of $51.2 million adjusted for non-cash items of $117.6 million partially offset by the change in operating assets and liabilities of $46.1 million.

Cash provided by operating activities decreased $6.0 million in 2020 versus 2019. The total decrease is due to lower net income of $28.0 million, partially offset by a change of $12.6 million in non-cash items and a $9.4 million change in operating assets and liabilities.

The change in non-cash items was due to the increase in donated equipment of $5.6 million, an increase in depreciation and amortization of $5.1 million related to equipment purchases as well as lease amortization, lower gains on the sale of equipment of $1.4 million, an increase in deferred taxes of $0.3 million and an increase in compensation expense related to stock-based compensation plans of $0.2 million. The increase in the change of operating assets and liabilities of $9.4 million was caused by increases in the change of accounts payable of $151.3 million, prepaid expenses of $9.1 million, non-current liabilities of $6.4 million, prepaid taxes of $3.5 million, restricted investments of $3.3 million and other assets of $2.9 million. These increases were partially offset by decreases in the changes in accounts receivable of $146.9 million and accrued expenses of $20.2 million.

Net cash used in investing activities for the nine months ended September 30, 2020 was $54.1 million which included capital expenditures of $55.4 million, partially offset by proceeds from the sale of equipment of $1.3 million. Capital expenditures of $55.4 million related primarily to construction of a new building on our corporate headquarters campus of $19.7 million, containers of $14.6 million, technology investments of $11.1 million, trailers of $9.6 million and the remainder for leasehold improvements.

We estimate our capital expenditures for the remainder of 2020 will range from $70 million to $75 million and will primarily consist of purchases for containers, tractors, and technology to support growth in our business. We plan to fund these expenditures with a combination of cash and debt.

The net cash provided by investing activities for the nine months ended September 30, 2019 was $27.8 million. The net cash used in investing activities increased $26.2 million in 2020 from 2019 due to no proceeds from the disposition of discontinued operations which was $19.4 million in 2019 and a decrease of $7.8 million of proceeds from the sale of equipment, partially offset by $0.7 million less cash used in acquisitions and a decrease in capital expenditures of $0.3 million.

The net cash used in financing activities for the nine months ended September 30, 2019 was $52.0 million which resulted from the repayment of long-term debt and borrowings on our revolver of $174.4 million, stock withheld for payments of withholding taxes of $4.0 million and finance lease payments of $2.3 million, partially offset by proceeds from the issuance of debt of $128.7 million.

The decrease in net cash used in financing activities of $20.7 million from 2020 versus 2019 is primarily due to the increase in  proceeds from the issuance of debt of $92.2 million and $25.0 million less purchases of treasury stock, partially offset by an increase in the repayments of long term debt and our revolver of $95.3 million and stock withheld for payments of withholding taxes of $1.2 million.

In 2020, we expect our cash paid for taxes to be significantly lower than in 2019 due to lower pre-tax income in 2020. We expect our cash used to pay taxes in 2020 will be lower than our income tax expense because of favorable timing differences related to depreciation for 2020.

Our unused and available borrowings were $317.4 million as of September 30, 2020 and $318.5 million as of December 31, 2019. We had standby letters of credit that expire at various dates in 2020 and 2021. As of September 30, 2020, our letters of credit were $32.6 million. We were in compliance with our debt covenants as of September 30, 2020 and December 31, 2019.

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

There have been no material changes in our market risk as of September 30, 2020 from that presented in our 2019 10-K.

Item 4.	CONTROLS AND PROCEDURES
1.

Disclosure Controls and Procedures.  As of September 30, 2020, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

2.

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2020, our Dedicated division implemented our new enterprise resource planning ("ERP") system.  We expect the implementation of the ERP system to reduce the number of financial systems across the Company and enhance our internal controls over financial reporting.  The implementation has resulted in certain changes to business processes and internal controls over financial reporting.  We have taken steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate the operating effectiveness of related controls.

Except as set forth above, no other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    Other Information

Item 1.    Legal Proceedings

During the nine months ended September 30, 2020, there have been no material developments from the legal proceedings disclosed in our 2019 10-K, except those disclosed in Note 7 to the unaudited consolidated financial statements under “Legal Matters,” which is incorporated herein by reference.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2019 our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock.  Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. We made no purchases under this authorization during the first nine months of 2020. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

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

101

Interactive data files for Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited  Consolidated Statements of Stockholders’ Equity; (iv) the Unaudited Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements. XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (formatted in Inline XBRL and included in Exhibit 101).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	November 5, 2020	/s/ Geoffrey F. DeMartino
Geoffrey F. DeMartino
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief Accounting
Officer
(Principal Accounting Officer)