Form 10-K
period 2020-12-31
Hub Group, Inc.
filed 2021-02-26
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27754

HUB GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4007085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Clearwater Drive Oak Brook, IL	60523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 271-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	HUBG	NASDAQ

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.            ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2020, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $47.86 per share, was $1,552,627,202.

On February 19, 2021, the Registrant had 33,771,710 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2021 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are neither historical facts nor assurance of future performance. Instead, they are based on our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitations, as a result of extraordinary events or circumstances such as the coronavirus (COVID-19) pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, or the operations of our customers.

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. All forward-looking statements made by us in this annual report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Items 1A “Risk Factors,” include the following as they may be affected, either individually, or in the aggregate, by uncertainties including but not limited to the ongoing effects of the COVID-19 outbreak:

•	the degree and rate of market growth in the domestic intermodal, logistics, truck brokerage and dedicated markets served by us;
•	deterioration in our relationships, service conditions or provision of equipment with existing railroads or adverse changes to the railroads’ operating rules;
•	inability to recruit and retain company drivers and owner-operators;
•	inability to hire or retain management and other key personnel that are critical to our continued success;
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

•	joint employer claims alleging that the Company is a co-employer of any workers providing services to a Company contractor;
•	labor unrest in the rail, drayage, trucking or warehousing communities;
•	significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•	inability to identify, close and successfully integrate any future business combinations;
•	fuel shortages or fluctuations in fuel prices;
•	increases in interest rates;
•	acts of terrorism and military action and the resulting effects on security;
•	difficulties in maintaining or enhancing our information technology systems, implementing new systems or protecting against cyber-attacks;
•	increases in costs associated with changes to or new governmental regulations;
•	significant increases to employee health insurance costs;
•	loss of several of our largest customers;

•	awards received during annual customer bids not materializing;
•	changes in insurance costs and claims expense;
•	union organizing efforts and changes to current laws, rules and regulations which will aid in these efforts;
•	further consolidation of railroads;
•	the effects or perceived effects of pandemics;
•	imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity; and
•	losses sustained on insured matters where the liability materially exceeds available insurance proceeds.

Item 1.	BUSINESS

General

Hub Group, Inc. (the “Company”, “Hub”, “we”, “us” or “our”) is a leading supply chain solutions provider that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our mission is to continuously elevate each customer’s business to drive long term success. Our vision is to build the industry’s premier supply chain solutions. Our service offerings include comprehensive intermodal, truck brokerage, dedicated trucking, managed transportation, freight consolidation, warehousing, last mile delivery, international transportation and other logistics services.

We are one of the largest freight transportation providers in North America, with the ability to arrange for the movement of freight in and out of every major city in the United States, Canada and Mexico. We utilize an asset-light strategy that employs a combination of our company-operated equipment as well as assets operated by third parties to transport and store our customers’ goods, which allows us to optimize our investment in equipment and facilities and reduce the level of capital we employ in our business. Hub services a large and diversified customer base in a broad range of industries, including retail, consumer products and durable goods.  We believe our strategy to offer multi-modal supply chain management solutions serves to strengthen and deepen our relationships with our customers and allows us to provide a more cost effective and higher service solution.

Our service offering facilitates our customers’ desires for energy-efficient transportation solutions and assists in meeting their objectives to reduce their environmental footprint. Our intermodal service is significantly more fuel efficient as compared to long distance trucking transportation, and we continually seek opportunities to convert our customers’ trucking transportation needs to intermodal. In addition, our logistics offering includes shipment consolidation services which seeks to maximize the amount of freight carried per mile which reduces fuel consumption. We are continuing to replace older model tractors with more energy-efficient equipment and evaluating new technologies such as electrically-powered tractors. Our GPS-enabled container fleet allows for our truck drivers to efficiently locate our containers without driving wasted miles. We are an Environmental Protection Agency (EPA) SmartWay® Transport Partner, having been awarded the EPA’s SmartWay® Excellence Award eight times since 2008. Our headquarters building in Oak Brook, IL is a LEED Gold certified building.

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

We regularly evaluate acquisition and divesture transactions as a component of our strategy to enhance our core business lines and diversify our service offerings.  Our recent strategic transactions include the following:

NonstopDelivery Acquisition. On December 9, 2020, we acquired NonstopDelivery, LLC (“NSD”). NSD provides residential last mile delivery services throughout the United States. The financial results of NSD, since the date of acquisition, are included in our logistics line of business.

CaseStack Acquisition. On December 3, 2018, a subsidiary of Hub Group, Inc. completed a merger with CaseStack, Inc. (the “CaseStack Acquisition”). CaseStack is a non-asset-based transportation and logistics provider operating in two lines of business. The logistics business provides warehouse and transportation logistics services, including retailer-driven collaborative consolidation programs, to customers who primarily consist of consumer goods companies selling into the North American retail channel. The transportation brokerage business offers truck brokerage services with a focus on less-than-truckload services.

Mode Sale. On August 31, 2018, we sold the membership interests of our Mode Transportation, LLC (“Mode”) subsidiary (the “Disposition”) to an affiliate of York Capital Management (“Purchaser”). Mode’s temperature protected division was not included in the transaction and is included in our intermodal line of business. Mode provided transportation management services to its customers through a network of approximately 170 agents.

Services Provided

Our lines of business can be categorized as follows:

Intermodal. As an intermodal provider, we arrange for the movement of our customers’ freight in containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our Hub Group Trucking, Inc. (“HGT”) subsidiary and third-party local trucking companies.

In a typical intermodal transaction, the customer places an order with us and we determine the price and arrange for the necessary intermodal equipment (which includes a container and chassis) to be delivered to the customer by HGT or a third-party drayage company. After the freight is loaded, we arrange for the transportation of the container to the rail terminal where it is transported by the railroad to the destination rail terminal. Our predictive track and trace technology then monitors the shipment to ensure that it arrives as scheduled and alerts our customer service personnel if there are service delays. We then arrange for and confirm delivery by a drayage company at the destination. After unloading, the empty equipment is made available for reloading.

As of December 31, 2020, we owned approximately 41,500 53-foot containers that support our intermodal offering.

During 2020, HGT accounted for approximately 56% of Hub’s drayage needs by providing reliable, cost effective transportation services to our customers. As of December 31, 2020, HGT had terminals in the Atlanta, Birmingham, Boston, Charlotte, Chicago, Dallas, Edinburg (TX), Harrisburg, Huntsville, Indianapolis, Jacksonville, Kalamazoo, Laredo, Memphis, Milwaukee, Nashville, Newark, Philadelphia, Portland (OR), Salt Lake City, San Bernardino, Seattle, St. Louis, Stockton and Wilmington (IL) metro areas. As of December 31, 2020, HGT leased or owned approximately 1,500 tractors and 200 trailers, employed approximately 1,400 drivers and contracted with approximately 900 owner-operators.

Logistics. Our logistics business offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, last mile, railcar and international shipping. We leverage proprietary technology along with collaborative relationships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer goods clients. We contract with third-party warehouse providers in seven markets across North America to which our customers ship their goods to be stored and eventually consolidated, along with goods from other customers, into full truckload shipments destined to major North American retailers. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

In December 2020, we expanded our logistics services through the acquisition of NSD. NSD provides basic, threshold and white glove residential last mile delivery services including warehousing and distribution, product assembly and reverse logistics to many of the largest retailers in the United States. NSD operates a non-asset business model, working with a network of over 170 carriers through the country. NSD provides high levels of service to customers and end consumers through a centralized call center and dedicated account management teams. NSD’s logistics technology provides customers with real-time visibility to shipments, access to analytical tools and seamless integration with other platforms.

Truck Brokerage. We operate one of the largest truck brokerage operations in the United States, providing customers with an over the road service option for their transportation needs. Our brokerage does not operate any trucks; instead we match customers’ needs with trucking carriers’ capacity to provide the most effective service and price combination. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers.

In a typical truck brokerage transaction, the customer places an order with us for a particular freight movement. We make the delivery appointment and arrange with the appropriate carrier to pick up the freight. Once we receive confirmation that the freight has been picked up, we monitor the movement of the shipment until it reaches its destination and the delivery has been confirmed.

Dedicated. Our dedicated trucking operation contracts with customers who require high service transportation using equipment dedicated to their needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment. Our dedicated operation currently operates a fleet of approximately 1,200 tractors and 4,600 trailers at 52 locations throughout the United States. As of December 31, 2020, dedicated employed approximately 1,300 drivers.

Information Technology Systems

Our technology strategy leverages strong technology at the core and emerging technologies at the edge to achieve our business goals and to keep pace with customer demands. We purchase commercially available technology for commodity capabilities, we extend to create additional value leveraging emerging technologies, and we build solutions where we can create differentiated experiences for our customers, drivers, carriers and employees. In 2018, we initiated our multi-year investment and process enhancement initiative that we refer to as “Elevate” which includes implementing core foundational technologies, Oracle enterprise resource planning (“ERP”), Oracle Human Capital Management (“HCM”) and Oracle Transportation Management (“OTM”) all of which are deployed in the cloud. Anchored on those common platforms, our technology strategy includes the deployment of differentiating solutions facing our customers and carriers through our Hub Connect application and for our drivers through our HubPro application. In addition, we continue to implement technology solutions focused on improving internal productivity and efficiency.

The COVID-19 pandemic caused an abrupt shift in our 2020 initiatives and resulted in an urgent focus on the need to work from home.  Our previous investments in our security and infrastructure facilitated the seamless execution of this transition. Key elements of the technology stack that were critical included our significant investment in the Microsoft suite including O365, Teams, and Security solutions, among others. In addition, our data and voice solutions allowed our users to support our customers and our drivers seamlessly and securely from any location. Our industry leading digital solution, HubPro, was in the hands of all our drivers allowing us to continue to communicate effectively with our drivers keeping them productive while remaining safe. Our newest capability enhancement to our HubPro mobile app allows our drivers a completely contactless experience to facilitate the handoff of critical documents.

A new product deployed during 2020 was Hub Connect: Carrier. This state-of-the-art technology solutions allows our carriers to seamlessly interact with us. This includes bidding on and booking freight, providing status updates, and streamlining the payment process.

Our Microsoft based Application Programming Interface platform has continued to mature and now facilitates numerous transaction types. Our customers and vendors value our ability to interact with them through multiple technology mediums allowing solutions to be deployed quickly.

Finally, an area of focus in 2020 and continuing in 2021 is implementing automation solutions. This includes but is not limited to automating manual processes, using human augmentation solutions to allow our experienced supply chain professionals to make critical decisions while allowing our technology systems to complete commodity-orientated tasks and developing learning-based robots to drive better decision support for our operating teams.

In 2021, we will continue to invest in new technology solutions that improve service, drive operating excellence, and reduce cost.  Our focus will remain on completing transitions to new technology allowing us to retire significant legacy applications and infrastructure currently in our eco system. In addition, as we continue with our acquisition strategy, we will enable seamless end to end visibility to all customers including those benefiting from multiple Hub solutions.

Relationships with Railroads

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

We have relationships with each of the following major railroads:

Canadian National	Kansas City Southern
Canadian Pacific	Norfolk Southern
Ferromex	Union Pacific
Florida East Coast

Relationships with Drayage Companies

Hub has a “Quality Drayage Program,” under which participants commit to provide high quality drayage service along with clean and safe equipment, maintain a defined on-time performance level and follow specified procedures designed to minimize freight loss and damage. We negotiate drayage rates for transportation between specific origin and destination points.

We also provide drayage services through our subsidiary HGT. Our drayage operations employ their own drivers and also contract with owner-operators who supply their own trucks.

Relationships with Trucking Companies

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

Government Regulations

The Company and several of our subsidiaries are licensed by the Department of Transportation as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that we perform truck brokerage services, they do so under these licenses. The Department of Transportation prescribes qualifications for acting in this capacity, including a $75,000 surety bond that we have posted. In addition, Hub has customs bonds. Our trucking subsidiaries operate under Department of Transportation motor carrier authority. To date, compliance with these regulations has not had a material adverse effect on our capital expenditures, earnings or competitive positions; however, the transportation industry is subject to legislative or regulatory changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services.

Custom-Trade Partnership Against Terrorism

One of our operating subsidiaries achieved Custom-Trade Partnership Against Terrorism (C-TPAT) certification in 2013 and have maintained it since then. C-TPAT is a voluntary supply chain security program led by United States Customs and Border Protection focused on improving the security of private companies’ supply chains. Companies who achieve C-TPAT certification must have a documented process for determining and alleviating risks throughout their international supply chain. This certification allows us to be considered low risk, resulting in expedited processing of our customers’ cargo, including fewer customs examinations.

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

Human Capital

Hub conducts business and provides services to customers through a combination of non-driver (e.g., corporate or terminal-based) employees, driver employees, and independent contractors. As of December 31, 2020, Hub Group had approximately 5,000 employees, which included approximately 3,000 drivers. We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

Hub’s success depends in part on our ability to attract and retain skilled staff members and drivers. Our executive management team receives regular updates regarding office and driver headcount changes, turnover rates, hiring rates, and manager training and satisfaction. We invest in our driver and non-driver employees through our Hub University learning management system, which provides access to a variety of e-learning courses and modules to further develop job skills, increase knowledge of our business, and promote adherence to safety and compliance procedures.

Hub strives to create a culture of accountability, safety and teamwork. We set annual performance goals for our operations teams relative to collisions and injuries and track performance monthly and year-to-date to ensure accountability. Further, we provide company-wide recognition on a monthly basis for driver and non-driver employees who are nominated for performance that demonstrates our guiding principles of winning together, innovating with purpose and acting with integrity.

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

Business Environment and Competition Risks

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

We derive significant revenue from our intermodal, logistics, truck brokerage, and dedicated services and depend on qualified drivers to provide these services. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcements under the Federal Motor Carrier Safety Administration (“FMCSA”) Compliance, Safety, Accountability or other program may shrink the industry’s pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. Driver shortages and reliance on third-party companies for the operation of our intermodal, logistics, truck brokerage, and dedicated services could adversely affect our profitability and limit our ability to expand our business or retain customers. Most drayage, truckload and certain less-than-truckload companies operate relatively small fleets and have limited access to capital for fleet expansion. Particularly during periods of economic expansion, it may be difficult for our dedicated and HGT businesses, and third-party trucking companies to expand their fleets due to chronic driver shortages. Driver shortages may require us to increase drivers’ compensation that we may be unable to pass on to our customers, let trucks sit idle, or face difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

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

The transportation industry is highly competitive. We face competition in all geographic markets and each industry sector in which we operate. Increased competition or our inability to compete successfully may lead to a reduction in our volume, reduced revenues, reduced profit margins, increased pricing pressure, or a loss of market share, any one of which could affect our financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including the following:

•

our competitors may periodically reduce their prices to gain business, especially during times of weak economic conditions, which may limit our ability to maintain or increase prices or impede our ability to maintain or grow our market share;

•	our inability to achieve expected customer retention levels or sales growth targets;
•	we compete with many other transportation and logistics service providers, some of which have greater capital resources or lower cost structures than we do;
•	our inability to compete with new entrants in the transportation and logistics market that may offer similar services at lower cost or have greater technological capabilities;
•	customers may choose to provide for themselves the services that we now provide;
•	many customers periodically accept proposals from multiple carriers for their shipping needs, and this process may depress rates or result in the loss of some of our business to competitors;
•	the continuing trend toward consolidation in the trucking industry may result in larger carriers with greater financial resources than we have;
•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and
•

because cost of capital is a significant competitive factor, any increase in either the cost of our debt or equity as a result of increases in our perceived level of credit risk or stock price volatility could have a significant impact on our competitive position.

Our customers’ and suppliers’ businesses may be negatively affected by various economic and other factors such as recessions, downturns in the economy, global uncertainty and instability, the effects or perceived effects of pandemics, changes in United States social, political, and regulatory conditions and/or a disruption of financial markets, which may decrease demand for our services or increase our costs.

Adverse economic and other conditions, both in the United States and internationally, can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization and profitability. For example, the effects (or perceived effects) of pandemics (including matters such as the coronavirus) may affect international trade, supply chains, travel, employee productivity and other economic activities.  Additionally, uncertainty and instability in the global economy and any other action that the governments may take to withdraw from or materially modify international trade arrangements, including related to the United States-Mexico-Canada Agreement (“USMCA”), which was agreed upon on September 30, 2018 and is designed to replace the North American Free Trade Agreement (“NAFTA”), may lead to fewer goods being transported and could have a material adverse effect on our business, financial conditions and results of operations. The United States government has made significant changes in United States trade policy and has taken certain other actions that may impact United States trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the European Union, China, and India, have imposed tariffs on certain goods imported from the United States. Any further changes in United States or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. If these consequences are realized, the volume of global economic activity may be significantly reduced. Such a reduction could have a material adverse effect on our business, results of operations and financial condition.

Customers adversely affected by changes in United States trade policies or otherwise encountering adverse economic or other conditions may be unable to obtain additional financing or financing under acceptable terms. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise, customers may select competitors that offer lower rates in an attempt to lower their costs, and we might be forced to lower our rates or lose freight volumes.

Our suppliers’ business levels also may be negatively affected by adverse economic and other conditions and changes in the political and regulatory environment, as well as the effects (or perceived effects) of pandemics and other public concerns, both in the United States and internationally, or financial constraints, any one of which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in wage rates, fuel prices, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and healthcare for our employees.

Because our business is concentrated in intermodal services, any decrease in demand for intermodal transportation services compared to other transportation services could have an adverse effect on our results of operations.

We derived 60% of our revenue from our intermodal services in 2020, 59% in 2019 and 60% in 2018. As a result, any decrease in demand for intermodal transportation services compared to other transportation services could have a material adverse effect on our results of operations.

Our business could be adversely affected by strikes or work stoppages by truck drivers, warehouse employees, port employees and railroad employees, or the decision of our employees to unionize.

There may be labor unrest, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, such as warehousing and ports. We could lose business due to any significant work stoppage or slowdown and, if labor unrest results in increased rates for transportation providers, we may not be able to pass these cost increases on to our customers. Strikes among longshoremen and clerical workers at ports in recent years have resulted in reduced activity at the ports for a time, creating an impact on the transportation industry. Work stoppages occurring among owner-operators in a specific market have increased our operating costs periodically in the past. In recent years, there have been strikes involving railroad workers. Future strikes by railroad employees in the United States, Canada or anywhere else that our customers’ freight travels by railroad would impact our operations. Any significant work stoppage, slowdown or other disruption involving port employees, railroad employees, warehouse employees or truck drivers could adversely affect our business and results of operations.

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

Our 10 largest customers accounted for approximately 46% of our total revenue in 2020, 42% in 2019 and 41% in 2018. While our dedicated and logistics businesses may involve long-term contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our largest customers could have a material adverse effect on our revenue and business. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so.

Relatively small increases in our transportation costs that we are unable to pass through to our customers are likely to have a significant effect on our gross margin and operating income.

Transportation costs represented 88% of our consolidated revenue in 2020, 86% in 2019 and 88% in 2018. Because transportation costs represent such a significant portion of our costs, any increases in the operating costs of railroads, warehouse vendors, and other transportation providers can be expected to result in higher freight rates. Transportation costs may increase if we are unable to sign on owner-operators or recruit employee drivers as this may increase driver costs or force us to use more expensive purchased transportation. The inability to pass cost increases to our customers is likely to have a significant effect on our gross margin and operating income.

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

Our business depends on the availability of fuel. Fuel availability can be affected by natural or man-made disasters, adverse weather conditions, political events, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict and world supply and demand imbalance. We do not maintain fuel storage and pumping stations at all of our facilities. Therefore, a disruption in the global fuel supply resulting from factors outside of our control, hence increasing the demand for fuel traditionally used by trucks could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

We expect to continue expanding our service offerings. In the event we implement new service offerings, we may devote substantial resources to educating our employees and customers on such offerings with no assurance that a sufficient number of customers will use such additional services. If we add new services, we may not identify trends correctly or may not be able to bring new services as quickly, effectively or price-competitively as our competitors. Our failure to implement new services or market any existing or future services to our current customer base and/or new customers could have a material adverse impact on our operations and profitability.

We are partially self-insured for certain losses related to employee medical coverage, vehicle liability and workers’ compensation claims. We may fail to establish sufficient insurance reserves and adequately estimate for medical claims, future workers’ compensation and vehicle liabilities.

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

We are partially self-insured for vehicle liability and workers’ compensation claims. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed and comply with generally accepted accounting principles and other accounting and finance best practices, any projection of losses concerning workers’ compensation and vehicle liability is subject to a considerable degree of variability. The causes of this variability include litigation trends, claim settlement patterns and fluctuations in the frequency or severity of accidents. If actual losses incurred are greater than those anticipated, our self-insurance reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss in excess of our self-insured limits, the loss and attendant expenses may be covered by traditional insurance and excess insurance the Company has in place, but if not covered or above such coverages, losses could harm our business, financial condition or results of operations.

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

The ongoing COVID-19 pandemic has caused and will continue to cause significant disruption in the international and United States economies and financial markets and has had and may continue to have a significant effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of most states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential.

The ultimate duration of the pandemic and of responsive governmental regulations, including shelter-in-place orders and mandated business closures, is uncertain. New and changing government and private actions to address the COVID-19 pandemic have been occurring regularly. We have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. These restrictions and other consequences of the pandemic, however, have resulted in significant adverse effects for many different types of businesses, including, among others, those in the retail, travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

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

In addition, the COVID-19 pandemic has caused, and may in the future continue to cause, disruptions, and in some cases severe disruptions, to the business and operations of our customers as a result of quarantines, worker absenteeism as a result of illness or other factors, social distancing measures, consumer concerns, and other travel, health-related, business or other restrictions. Certain of our customers have been, and may in the future be, required to close or operate at a lower capacity. There can be no assurance that any decrease in revenues resulting from the COVID-19 pandemic will be offset by increased revenues in the future. The ultimate effects of the COVID-19 pandemic on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects.

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

Technology and Cybersecurity Risks

If we fail to maintain and enhance our information technology systems, or if we fail to successfully implement new technology or enhancements, we may be at a competitive disadvantage and lose customers.

Hub continues to see technology as critical to our operations and our ability to compete effectively as an intermodal provider, dedicated and drayage carrier, truck broker and logistics provider. We expect our customers to continue to demand more sophisticated technology-driven solutions from their suppliers and we must enhance or replace our information technology systems in response. This may involve significant research and development costs, implementation costs and potential challenges. To keep pace with changing technologies and customer demand, we are making investments in our technology, as well as investing in emerging technology to further drive innovation and efficiency. The back-office investments include implementing new order management, transportation management, contract management and financial management processes and systems.  Technology and new market entrants may also disrupt the way we and our competitors operate. As technology improves and new companies enter the freight brokerage market, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity. We must continue to develop innovative emerging technologies to source, track and provide visibility to capacity while exploiting machine learning and artificial intelligence to further improve customer outcomes.

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

Although our information systems are protected through physical and software safeguards, as well as redundant systems, network security measures and backup systems, it is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber attacks, and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, security or other laws and regulations could result in claims, legal or regulatory proceedings, inquiries or investigations. As cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modifying or enhancing our systems in the future. In addition, our insurance intended to address costs associated with aspects of cyber incidents, network failures and data privacy-related concerns, may not sufficiently cover all types of losses or claims that may arise.

The inability to successfully implement our new enterprise resource planning system could materially adversely affect our business.

We are engaged in a multi-year implementation of a new enterprise resource planning system (“ERP”). The ERP is designed to efficiently maintain our books and records and provide information important to the operation of our business to our management team. The ERP will continue to require significant investment of human and financial resources. In implementing the ERP, we may experience significant delays, increased costs and other difficulties. Any significant disruption or deficiency in the design and implementation of the ERP could adversely affect our ability to process orders, service customers, send invoices and track payments, fulfill contractual obligations, meet financial reporting obligations or otherwise operate our business.

Operational Risks

We depend on third parties for equipment and services essential to operate our business, and if we fail to secure sufficient equipment and services, we could lose customers and revenue.

We depend on third parties for transportation equipment, such as tractors, containers, chassis, and trailers and certain services such as warehousing and cross docks necessary for the operation of our business. Our industry has experienced equipment and warehouse capacity shortages in the past, particularly during the peak shipping season in the fall. A substantial amount of intermodal freight originates at or near the major West Coast ports, which have historically had the most severe equipment shortages. As an asset-light freight transportation management company, if we cannot secure sufficient transportation equipment and warehouse services at a reasonable price from third parties to meet our customers’ needs, our customers may seek to have their transportation and warehousing needs met by other providers with their own assets. This could have a material adverse effect on our business, results of operations and financial position.

The ability to hire or retain management and other key personnel is critical to our continued success, and the loss of or inability to hire such personnel could have a material adverse effect on our business, financial condition and results of operations.

There is substantial competition for qualified personnel in the transportation services industry. Many individuals in the industry are required to sign non-competition agreements, severely limiting our ability to hire qualified personnel to compete in the market-place. As all key personnel devote their full time to our business, the loss of any member of our management team, or other key persons, or the inability to hire key persons, could have an adverse effect on us. We do not have written employment agreements with any of our executive officers and do not maintain key man insurance on any of our executive officers, although we do have non-competition agreements with most of them. If we lose key members of our senior management team or are unable to effect successful transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

Our growth could be adversely affected if we are not able to pursue our acquisition strategy or to successfully integrate acquired businesses.

We cannot guarantee that we will be able to execute and integrate acquisitions on commercially acceptable terms. Furthermore, the failure to integrate an acquired business or assets could significantly impact our financial results. Although we believe we have adequate liquidity and capital resources to fund our operations internally, our inability to access the capital markets on favorable terms, or at all, to obtain adequate financing from debt or capital sources could adversely affect our ability to pursue growth through acquisitions. Financial results most likely to be negatively affected include, but are not limited to, revenue, gross margin, salaries and benefits, selling general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

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

Our residential last mile delivery service entails certain risks that differ from those of our historical business operations.

With our acquisition of NSD we offer residential last mile delivery services to our customers. This service offering entails certain risks that differ from our historical business operations.  While we do not operate any equipment or employ any drivers that are used in the provision of such services, our vendors’ trucks and drivers operate in residential environments that expose such vendors (and potentially us) to the risk of property damage, personal injury and other claims including from operating on residential streets and from entering into end-consumers’ homes.

Legal, Regulatory and Compliance Risks

We use a significant number of independent contractors, such as owner operators, in our businesses.  Legislative, judicial and regulatory authorities may continue to take actions or render decisions that could affect the independent contractor classification, which could have a significant impact on our gross margin and operating income.

We do business with a large number of independent contractors, such as owner-operators, consistent with longstanding industry practices. Legislative, judicial, and regulatory (including tax) authorities have taken actions and rendered decisions that could affect independent contractor classifications.  Class action and individual lawsuits have been filed against us and others in our industry, challenging independent contractor classifications.  See Item 3 - Legal Proceedings for further discussion and see Note 16 to the consolidated financial statements under “Legal Matters” for a description of material pending litigation and regulatory matters affecting us and certain risks to our business presented by such matters. If independent contractors are determined to be employees, or the Company a joint employer of warehousemen used for our consolidation or last mile delivery business, then we may incur legal liabilities associated with that determination, such as liability for unpaid wages, overtime, employee health insurance and taxes.  If we were to change how we treat independent contractors or reclassify independent contractors to employees, then we would likely incur expenses associated with that reclassification and could incur additional ongoing expenses. The costs associated with these matters could have a material adverse effect on results of operations and our financial position.

We operate in a highly regulated industry, and changes in existing regulations or costs of compliance with, or liability for violation of, existing or future regulations or antiterrorism measures could have a material adverse effect on our business.

The Company and various subsidiaries, including HGT, NSD, Estenson Logistics, LLC (“Estenson”) and CaseStack, are regulated by the Department of Transportation (“DOT”) as motor carriers and/or freight brokers. The DOT prescribes qualifications for acting in these capacities, including surety bond requirements. The transportation industry is subject to DOT regulations regarding, among other things, driver breaks and “restart” rules that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. The FMCSA, under the DOT, also manages a compliance and enforcement initiative partnering with state agencies designed to monitor and improve commercial vehicle motor safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could levy fines and restrict or otherwise impact our operations. We may also become subject to new or more restrictive regulations relating to carbon emissions under climate change legislation or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could materially adversely affect our business and results of operations.

We are not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or us in particular. We are also unable to predict how the change in administration will affect government regulation of the transportation industry. If we incur higher costs as a result of any new regulations and are unable to pass along such costs to our customers, our business may be adversely affected.

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

The Company is also subject to certain Environmental Protection Agency (“EPA”) and California Air Resources Board (“CARB”) regulations. We may become subject to enforcement actions, new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations.  In addition to EPA and state agency regulations on exhaust emissions with which we must comply, there is an increased legislative and regulatory focus on climate change, greenhouse gas emissions and the impact of global warming. State and local governments are increasingly considering greenhouse gas emissions regulation. This possibility of increased regulation of greenhouse gas emissions potentially exposes us to significant new taxes, fees and other costs. We are also subject to increasing sensitivity to environmental, sustainability and governance (“ESG”) issues. This increased focus on ESG issues may result in new regulations and/or customer requirements that could adversely impact our business, or certain shareholders reducing or eliminating their holdings of our stock. Any future limitations on the emission of greenhouse gases, other environmental legislation, or customer ESG requirements could increase our future capital expenditures and have an adverse impact on our financial condition, results of operations and liquidity.

We are subject to the risks of litigation and governmental inquiries, which could have a material adverse effect on our business.

The nature of our business exposes us to a variety of litigation risks related to a number of issues, including without limitation, accidents involving our trucks and employees, alleged violations of federal and state labor and employment laws, securities laws, environmental liability and other matters. Accordingly, we are, and in the future may be, subject to legal proceedings and claims that have arisen in the ordinary course of our business and may include class and collective allegations. We are also subject to potential governmental proceedings, inquiries, and claims. The parties in such actions may seek amounts from us that may not be covered in whole or in part by insurance. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage or could significantly increase our cost for obtaining such coverage, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Changes in immigration laws could increase the costs of doing business or otherwise disrupt our operations.

We have hired individuals, including Information Technology (“IT”) employees, from outside the United States. We have employee drivers and owner-operator drivers who are immigrants to the United States. We engage third party consultants, including for various IT projects, who may utilize personnel from outside the United States. If immigration laws are changed or if new more restrictive government regulations are enacted or increased, our access to qualified and skilled personnel may be limited, the costs of doing business may increase and our operations may be disrupted.

Our business may be affected by uncertainty or changes in United States or global social, political or regulatory conditions.

We arrange for the movement of freight, a portion of which originates from China, into and out of every major city in the United States, Mexico and Canada, and we import 53-foot intermodal containers manufactured in China. Adverse developments in laws, policies or practices in the United States and internationally can negatively impact our business and the business of our customers. Negative domestic and international global trade conditions as a result of social, political or regulatory changes or perceptions (such as those that might be associated with pandemics) could materially affect our business, financial conditions and results of operations. We provide services both domestically and to a lesser extent outside of the United States, which subjects our business to various additional risks, including:

•	changes in tariffs, trade restrictions, trade agreements and taxes;
•	varying tax regimes, including consequences from changes in applicable tax laws;
•	difficulties in managing or overseeing foreign operations and agents;
•	different liability standards;
•	the price and availability of fuel;
•	uncertainty and changes to political and regulatory regimes as a result of changing social, political, regulatory and economic environments in the United States and internationally; and
•	geopolitical conditions, such as national and international conflict, including terrorist acts and the effects (or perceived effects of pandemics (such as the coronavirus).

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

Our suppliers may also be affected by changes in the political and regulatory environment, both in the United States and internationally. Negative impacts on our suppliers could result in disruptions in the supply and availability of equipment or services needed for our business that could in turn affect our ability to operate and serve our customers as planned. Additionally, changes to current United States international trade agreements, such as NAFTA and other trade agreements, may lead to fewer goods transported and we may need to restructure certain terms of business with suppliers or customers.

General Risks

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

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, Instagram, LinkedIn, Glass Door and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.

The market value of our common stock may fluctuate and could be substantially affected by various factors.

We expect that the market price of our common stock will continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, among others:

•	actual or anticipated variations in earnings, financial or operating performance or liquidity;
•	changes in industry research analysts’ recommendations or projections;
•	failure to meet analysts’ and our Company's projections;
•	general political, social, economic and capital market conditions;
•	announcements of developments related to our business;
•	operating and stock performance of other companies deemed to be peers;
•	actions by government regulators;
•	news reports of trends, concerns and other issues related to us or our industry, including changes in regulations; and
•	geopolitical conditions such as acts or threats of terrorism, military conflicts, and the effects (or perceived effects) of pandemics (such as the coronavirus).

Our common stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

SUPPLEMENTARY ITEM.INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Pursuant to Instructions to Item 401 of Regulation S-K, we have included information on our executive officers in this Part I.

The table sets forth certain information as of February 1, 2021 with respect to each person who is an executive officer of the Company.

Name	Age	Position
David P. Yeager	67	Chairman of the Board of Directors and Chief Executive Officer
Phillip D. Yeager	33	President and Chief Operating Officer
Geoffrey F. DeMartino	43	Executive Vice President, Chief Financial Officer and Treasurer
Kevin W. Beth	46	Executive Vice President and Chief Accounting Officer
Vava R. Diamond	54	Executive Vice President and Chief Information Officer
Vincent C. Paperiello	50	Chief Solutions Officer
Michele L. McDermott	50	Chief Human Resources Officer
Douglas G. Beck	54	Executive Vice President, General Counsel and Secretary

David P. Yeager has served as our Chairman of the Board since November 2008 and as Chief Executive Officer since March 1995. From March 1995 through November 2008, Mr. Yeager served as Vice Chairman of the Board. From October 1985 through December 1991, Mr. Yeager was President of Hub Chicago. From 1983 to October 1985, he served as Vice President, Marketing of Hub Chicago. Mr. Yeager founded the St. Louis Hub in 1980 and served as its President from 1980 to 1983. Mr. Yeager founded the Pittsburgh Hub in 1975 and served as its President from 1975 to 1977. Mr. Yeager received a Masters in Business Administration degree from the University of Chicago Booth School of Business and a Bachelor of Arts degree from the University of Dayton. Mr. Yeager is the father of Phillip D. Yeager.

Phillip D. Yeager was named President and Chief Operating Officer on July 1, 2019. Prior to this appointment, Mr. Yeager served as Chief Commercial Officer overseeing Intermodal and Truck Brokerage operations as well as sales, pricing, solutions and account management since January 2018. Mr. Yeager formerly held the role of Executive Vice President, Account Management and Intermodal Operations since January 2016 after serving as Vice President of Account Management and Business Development from

February 2014 to January 2016. Mr. Yeager joined the Company in 2011 as the Director of Strategy and Acquisitions to focus on strategic initiatives and acquisitions throughout the company and lead the integration of Mode. Prior to joining the Company, Mr. Yeager served as Assistant Vice President of Commercial Banking at BMO Harris Bank, and as an investment banking analyst for Lazard Freres & Co. Mr. Yeager earned his Bachelor of Arts degree from Trinity College, and a Master of Business Administration degree from the University of Chicago Booth School of Business. Mr. Yeager is the son of David P. Yeager.

Geoffrey F. DeMartino was named Executive Vice President, Chief Financial Officer, and Treasurer in July 2020. Mr. DeMartino spent over 15 years in various financial roles, including corporate development and investment banking, before joining the Company in February 2016 as Vice President of Corporate Development and Strategy. He led the acquisitions of Estenson and CaseStack, and the divesture of Mode in his prior role. Mr. DeMartino received a Bachelor’s degree in Economics from Northwestern University.

Kevin W. Beth was promoted to Executive Vice President and Chief Accounting Officer in July 2020. Mr. Beth joined the Company in October 2003 as Corporate Controller and served as our Controller and Assistant Treasurer since March 2007. He has been instrumental in transforming the Company’s financial systems and leading the accounting organization through the integration of acquisitions, divestures, and implementation of accounting standards. Mr. Beth is a Certified Public Accountant and held various auditing and corporate accounting positions prior to joining the Company. He received a Bachelor’s degree in Accounting from the University of Illinois.

Vava R. Dimond was named an Executive Vice President of the Company in May 2016 and Chief Information Officer in April 2015 after serving as the Interim Chief Information Officer since September 2014. Ms. Dimond began her career with the Company in June 2013 as the Vice President of Business Engineering, responsible for overseeing the Company’s Business Intelligence, Business Engineering and Program Management projects and processes. Previously, Ms. Dimond spent 16 years with Schneider National and held several leadership positions within IT, most recently serving as Vice President of Technology Services. Ms. Dimond earned her Bachelor of Science degree in Economics from South Dakota State University.

Vincent C. Paperiello was named Chief Solutions Officer in July 2019 after serving as Executive Vice President, Pricing and Yield Management since February 2016. Since joining the Company in 1993, Mr. Paperiello has held a variety of operational, logistics management and business intelligence positions with the Company. In his current role, he is responsible for our go-to-market analytics organization, ensuring that we are developing and delivering solutions that propel our customers’ businesses. Mr. Paperiello is a member of the Professional Pricing Society and the Intermodal Association of North America, a leading industry trade association representing the combined interest of the intermodal freight industry. Mr. Paperiello received a Bachelor of Arts degree in History from Western Illinois University and a Master of Business Administration – Finance degree from DePaul University’s Kellstadt Graduate School of Business, graduating with honors both times.

Michele L. McDermott joined the Company in August 2019 as our Chief Human Resources Officer (“CHRO”). Ms. McDermott has nearly 25 years of experience in human resources and, prior to joining the Company, served as Senior Vice President of Human Resources at Assurance Agency from October 2015 through July 2019 and a variety of executive roles at National Express Corporation prior to her employment with Assurance Agency. As CHRO, Ms. McDermott is responsible for developing the Company’s employees, managing diverse workforces, and implementing strategic plans for benefits, safety programs and technology systems. Ms. McDermott earned a Bachelor of Science in Business Administration from Lewis University and a Master of Business Administration, Operations and Finance from DePaul University’s Kellstadt Graduate School of Business. Ms. McDermott is a Society for Human Resources Management Senior Certified Professional and has received her Senior Professional in Human Resources certification from the HR Certification Institute.

Douglas G. Beck was named Executive Vice President, General Counsel and Secretary in May 2016, after serving as Vice President, Secretary and General Counsel since July 2015, and Interim General Counsel since January 2015. In his role, Mr. Beck is responsible for managing the Legal, Compliance and Claims departments. Mr. Beck joined the Company in June 2011 as Assistant General Counsel. Prior to joining the Company, Mr. Beck was a Senior Attorney with Alberto-Culver Company from 2007 to 2011. Mr. Beck previously held counsel positions at Navistar International Corporation, Allegiance Healthcare Corporation and Seyfarth Shaw. Mr. Beck earned a Bachelor of Arts degree in American Civilization from the University of Illinois graduating summa cum laude and received his Juris Doctor from Northwestern University School of Law.

Item 2.	PROPERTIES

As of December 31, 2020, we directly, or indirectly through our subsidiaries, operated 36 offices throughout the United States, Canada and Mexico, including our headquarters in Oak Brook, Illinois and our HGT terminals located throughout the United States.  All of our office space except for our corporate headquarters is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the Nasdaq Global Select Market tier of the Nasdaq Stock Market under the symbol “HUBG.” There is no established trading market for shares of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”).

On January 13, 2021, there were approximately 352 stockholders of record of the Class A Common Stock and in addition, there were an estimated 11,872 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On January 13, 2021, there were 9 holders of record of our Class B Common Stock.

Issuer Purchases of Equity Securities

On May 23, 2019, our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. We did not purchase any stock under this authorization during the fourth quarter of 2020. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be extended, modified, suspended, or discontinued at any time.

We purchased 70,751 shares of Class A Common Stock related to employee withholding upon vesting of restricted stock in the fourth quarter of 2020. The table below gives information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the fourth quarter of 2020:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
10/1/2020 - 10/31/2020	435	$52.72	-	$75,002
11/1/2020 - 11/30/2020	1,883	$50.23	-	$75,002
12/1/2020 - 12/31/2020	68,433	$55.58	-	$75,002
Total	70,751	$55.42	-	$75,002

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

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2015 with the cumulative total return of the Nasdaq Stock Market Index (NQUSBT) and the Nasdaq Trucking and Transportation Index (NQUSB27707). These comparisons assume the investment of $100 on December 31, 2015 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

Selected Financial Data

(in thousands except per share data)

	Years Ended December 31,
	2020 (1)	2019	2018 (2)	2017 (3)	2016
Statement of Income Data:
Revenue	$3,495,644	$3,668,117	$3,683,593	$3,123,063	$2,750,449
Gross margin	425,437	521,070	445,601	337,630	331,319
Operating income	105,826	152,420	124,919	72,699	96,557
Income from continuing operations before provision for income taxes	96,100	143,870	116,726	66,931	94,027
Income from continuing operations, net of income taxes	73,559	107,171	87,661	120,014	57,646
Income from discontinued operations net of income taxes	-	-	114,079	15,139	17,159
Net income	73,559	107,171	201,740	135,153	74,805

Earnings per share from continuing operations
Basic	$2.22	$3.22	$2.62	$3.61	$1.70
Diluted	$2.19	$3.20	$2.61	$3.60	$1.70

Earnings per share from discontinued operations
Basic	$-	$-	$3.42	$0.46	$0.51
Diluted	$-	$-	$3.40	$0.45	$0.51

Earnings per share from net income
Basic	$2.22	$3.22	$6.04	$4.07	$2.21
Diluted	$2.19	$3.20	$6.01	$4.05	$2.20

	As of December 31,
	2020 (1)	2019	2018 (2)	2017 (3)	2016
Balance Sheet Data:
Total assets (4)	$2,105,396	$1,991,574	$1,924,898	$1,670,941	$1,360,259
Long-term debt and financing leases	176,805	188,754	233,810	222,504	126,105
Stockholders' equity	1,157,923	1,075,279	980,834	769,872	628,179

(1)	Includes the results of operations of NonstopDelivery, LLC (“NSD”) from December 9, 2020, the date of its acquisition.
(2)	Includes the results of operations of CaseStack, Inc. (“CaseStack”) from December 3, 2018, the date of its merger with a subsidiary of Hub Group, Inc. (the “CaseStack Acquisition”)
(3)	Includes the results of operations for Estenson Logistics, LLC from July 1, 2017, the date of its acquisition by our subsidiary Hub Group Trucking (“HGT”).
(4)	Total assets for the years 2016 to 2018 do not reflect the impact of the adoption of ASC 842 Leases on January 1, 2019.

On August 31, 2018, we sold our Mode Transportation, LLC (“Mode”) subsidiary. In our 2018 consolidated financial statements, Mode was presented as discontinued operations for that year and all prior periods presented. The balance sheet data above includes Mode’s assets for the year 2016. In 2017, Mode’s assets were classified as held for sale. The selected financial data for 2018 and prior years reflect Mode as discontinued operations. Refer to the Note 4 “Discontinued Operations” to our consolidated financial statements for additional information regarding the sale of Mode.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which is incorporated herein by reference.

EXECUTIVE SUMMARY

We are a world class provider of multimodal transportation solutions. Our vision is to be the industry’s premier supply chain solutions provider. We offer comprehensive intermodal, logistics, truck brokerage and dedicated trucking services.

As an intermodal provider, we arrange for the movement of our customers’ freight in containers and trailers, typically over distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by HGT and third-party local trucking companies.

Our logistics line of business consists of complex transportation management services, including load consolidation, mode optimization and carrier management, as well as warehousing and consolidation services and residential last mile delivery services. These service offerings are designed to take advantage of the increasing trend for shippers to outsource all or a greater portion of their transportation needs. The CaseStack Acquisition added consolidation and warehousing services that are marketed primarily to consumer goods companies who serve the North American retail channel. Our recent acquisition of NSD in 2020 added a residential last mile delivery service capability for our customers.

Our truck brokerage line of business arranges for the transportation of freight, providing customers with another option for their transportation needs. We match our customers’ needs with trucking carriers’ capacity to provide the most effective service and price combination. As part of our truck brokerage services, we negotiate rates, track shipments in transit and handle claims for freight loss or damage on behalf of our customers.

Our dedicated service line, contracts with customers who require high level of service transportation using equipment dedicated to their needs. We offer a dedicated fleet of equipment and drivers, as well as the management and infrastructure to operate according to the customers’ high service expectations.

We employ sales and marketing representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them.

Our customer solutions group works with our pricing, account management and operations groups to enhance our profit margins across all lines of business. We are working on margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, asset utilization, reducing repositioning costs, providing holistic solutions and reviewing and improving low profit freight.

Our top 50 customers represent approximately 69% of revenue for the year ended December 31, 2020 with one customer responsible for more than 10% of our revenue. We use various performance indicators to manage our business. We closely monitor profit margins for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Strategic Transactions

On December 9, 2020, we acquired 100% of the equity interest of NSD. Total consideration for the transaction was $103.3 million which consisted of cash paid of $89.7 million and the settlement of Hub’s accounts receivable due from NSD of $13.6 million.

On December 3, 2018, we completed the CaseStack Acquisition. Total consideration for the transaction was $252.9 million, consisting of $249.4 million in cash and $3.5 million in a deferred purchase consideration, which was paid equally over the twenty-four months following the transaction. Prior to being paid, it was included in Accrued Other in our Consolidated Balance Sheet.

On August 31, 2018, we sold Mode. Unless otherwise stated, the information disclosed in Management’s Discussion and Analysis refers to continuing operations. See Note 4 of the Consolidated Financial Statements for additional information regarding results from discontinued operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table summarizes our revenue by business line (in thousands):

	Twelve Months Ended
	December 31,
	2020	2019
Intermodal	$2,091,984	$2,166,382
Logistics	704,824	769,195
Truck brokerage	431,127	433,793
Dedicated	267,709	298,747
Total revenue	$3,495,644	$3,668,117

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Twelve Months Ended
	December 31,
	2020		2019
Revenue	$3,495,644	100.0%	$3,668,117	100.0%
Transportation costs	3,070,207	87.8%	3,147,047	85.8%
Gross margin	425,437	12.2%	521,070	14.2%

Costs and expenses:
Salaries and benefits	188,777	5.4%	235,963	6.4%
General and administrative	99,597	2.9%	104,206	2.8%
Depreciation and amortization	31,237	0.9%	28,481	0.8%
Total costs and expenses	319,611	9.2%	368,650	10.0%

Operating income	$105,826	3.0%	$152,420	4.2%

Revenue

Revenue decreased 4.7% to $3.5 billion in 2020 from $3.7 billion in 2019. Intermodal revenue decreased 3.4% to $2.1 billion primarily due to a 4.2% decrease in revenue per load, partially offset a 0.8% increase in volume. Logistics revenue decreased 8.4% to $704.8 million as the growth of CaseStack retail supplier solutions and the acquisition of NSD in December was more than offset by the impact of lost customers. Truck brokerage revenue decreased 0.6% to $431.1 million due to a 10.1% decrease in volume, partially offset by a 9.5% increase in revenue per load. Dedicated’s revenue decreased 10.4% to $267.7 million primarily due to the impact of business we exited, partially offset by growth with new accounts. Our business was significantly impacted by the COVID-19 pandemic and its impact on North American economic conditions, with revenue for the first half of 2020 down 13% as compared to the first half of 2019. Business conditions improved in the second half of 2020, with revenue growing 4% as compared to the prior year. Intermodal volume declined 7% in the first half of 2020 as compared to the prior year but grew 9% in the second half of 2020 as compared to the prior year.

Transportation Costs

Transportation costs were $3.1 billion in both 2020 and 2019. Transportation costs in 2020 consisted of purchased transportation costs of $2.4 billion and equipment and driver related costs of $643.5 million compared to 2019, which consisted of purchased transportation costs of $2.5 billion and equipment and driver related costs of $652.3 million. The 3.0% decrease in purchased transportation costs was primarily due to decreases in truck brokerage volume, decreases in logistics activity, and improved purchasing, partially offset by rail cost increases. Equipment and driver related costs decreased 1.4% in 2020 primarily due to lower driver wages, partially offset by increased equipment depreciation expense.

Gross Margin

Gross margin decreased 18.4% to $425.4 million in 2020 from $521.1 million in 2019. The $95.6 million gross margin decrease was the result of decreases in all lines of business. Intermodal gross margin decreased primarily due to lower customer pricing, higher equipment repositioning costs, and increased rail costs. Partially offsetting the intermodal gross margin decline was volume growth and the benefits from operational improvements at HGT. Logistics gross margin decreased due to lower revenue, partially offset by growth with new customers and the acquisition of NSD. Truck brokerage gross margin decreased due to lower revenue and volume, partially offset by higher margin spot freight and decreased purchased transportation costs on our contractual freight. Dedicated gross margin decreased due to lost customers, partially offset with growth from new customers.

As a percentage of revenue, gross margin decreased to 12.2% in 2020 from 14.2% in 2019. Intermodal gross margin as a percentage of sales decreased 290 basis points due to lower pricing and higher purchased transportation costs. Truck brokerage gross margin as a percentage of sales decreased 140 basis points primarily due to changes in customer mix and higher purchased transportation costs. Logistics gross margin as a percentage of sales was flat as the benefits of continuous improvement initiatives were offset by higher purchased transportation costs. Dedicated gross margin as a percentage of sales decreased 150 basis points due to higher transportation costs, partially offset by improved operational discipline.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits decreased to $188.8 million in 2020 from $236.0 million in 2019. As a percentage of revenue, salaries and benefits decreased to 5.4% in 2020 from 6.4% in 2019. The decrease of $47.2 million was primarily due to lower variable compensation and lower headcount, including reductions in bonus expense of $26.8 million, salaries expense of $14.7 million, employee benefits expense of $3.3 million and payroll tax expense of $2.3 million. Headcount as of December 31, 2020 and 2019 was 1,989 and 2,024, respectively, which excludes driver headcount, the costs for which are included in transportation costs. The decrease in headcount is primarily due to technology driven efficiencies and improved processes, partially offset by an increase in headcount due to the acquisition of NSD.

General and Administrative

General and administrative expenses decreased to $99.6 million in 2020 from $104.2 million in 2019. As a percentage of revenue, these expenses increased to 2.9% in 2020 from 2.8% in 2019. The decrease of $4.6 million in general and administrative expense was due primarily to decreases in travel, meals and entertainment expenses of $5.0 million, a decrease in claims expense related to a $4.8 million settlement of a claim during 2019, decreases in temporary labor expense of $1.2 million, office expense of $1.0 million, telephone expense of $0.9 million and the impact of our cost reduction efforts. These decreases were partially offset by $5.9 million of expense related to donations of refrigerated trailers in support of COVID-19 efforts, a $2.2 million increase in professional services related primarily to a consulting project, professional costs related to the acquisition of NSD of $1.0 million, lower gains on the sale of equipment of $1.7 million and an impairment of a lease right-of-use asset of $0.8 million due to the abandonment of a leased property.

Depreciation and Amortization

Depreciation and amortization increased to $31.2 million in 2020 from $28.5 million in 2019 related primarily to the deployment of IT initiatives. This expense as a percentage of revenue increased to 0.9% in 2020 from 0.8% in 2019.

Other Expense, Net

Other expense increased to $9.7 million in 2020 from $8.5 million in 2019 due to lower interest income on cash balances due to the decrease in interest rates and lower foreign currency gains partially offset by lower interest expense related to lower borrowings.

Provision for Income Taxes

Provision for income taxes decreased to $22.5 million in 2020 from $36.7 million in 2019 due primarily to a decrease in taxable income and a reduction of our effective tax rate in 2020. Our effective tax rate was 23.5% in 2020 and 25.5% in 2019. The effective tax rate decreased in 2020 due to a combination of a favorable adjustment related to stock-based compensation and state tax credits from amended returns.

Net Income

Net income decreased to $73.6 million in 2020 from $107.2 million in 2019 due primarily to decreases in gross margin, partially offset by lower costs and operating expenses, and income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

During 2020, we funded operations, capital expenditures, payments for acquisition, payments for finance leases, repayments of debt and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt including our revolver and cash on hand. In March 2020, we elected to borrow $100 million under our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. We repaid the $100 million of borrowings in June 2020. We believe that our cash balance, cash flows from operations and borrowings available under our credit facility will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the year ended December 31, 2020 was approximately $175.0 million, which resulted primarily from income of $73.6 million, non-cash charges of $155.5 million and changes in operating assets and liabilities of $54.1 million.

Cash provided by operating activities decreased $79.6 million in 2020 versus 2019. The decrease was due to the change in operating assets and liabilities of $67.2 million and the decrease in net income of $33.6 million, partially offset by the change in non-cash items of $21.2 million. The decrease in the change in operating assets and liabilities of $67.2 million was caused by decreases in the changes in accounts receivable of $79.9 million, prepaid expenses of $6.0 million, accrued expenses of $4.3 million, non-current liabilities of $1.0 million and prepaid taxes of $0.7 million. The decreases were partially offset by increases in the changes in accounts payable of $20.5 million, restricted investments of $2.6 million and other assets of $1.6 million. The increase in the change in non-cash charges of $21.2 million resulted from higher depreciation and amortization of $6.8 million, other operating activities of $6.4 million, deferred taxes of $5.6 million, lower gains on the sale of fixed assets of $1.6 million and higher compensation related to stock-based plans of $0.8 million.

Net cash used in investing activities for the year ended December 31, 2020 was $196.9 million which includes capital expenditures of $115.3 million and acquisition payments related to NSD of $84.8 million. Proceeds included $3.2 million from the sale of equipment. Capital expenditures of $115.3 million included container purchases of $39.4 million, tractors of $31.8 million, construction of our corporate headquarters of $19.8 million, technology investments of $13.5 million, transportation equipment of $9.9 million and the remainder for leasehold improvements.

Capital expenditures increased by approximately $20.5 million in 2020 as compared to 2019. The 2020 increase was due to increases in container purchases of $14.0 million, tractors of $5.2 million, transportation equipment of $4.3 million, our corporate headquarters of $3.5 million and leasehold improvements of $0.4 million. These increases were partially offset by a decrease in technology investments of $6.9 million.

In 2021, we estimate capital expenditures will range from $150 million to $170 million. We expect equipment purchases to range from $140 million to $155 million, and technology and other investments will range from $14 million to $18 million. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in financing activities for the year ended December 31, 2020 was $22.3 million which includes repayments of long-term debt of $198.7 million, cash for stock tendered for payments of withholding taxes of $8.0 million and finance lease payments of $3.1 million partially offset by the proceeds from the issuance of debt $187.5 million. The repayments of long-term debt and proceeds from the issuance of debt amounts include the $100 million we elected to borrow under our credit facility in March 2020 that was fully repaid in June 2020.

The $58.8 million decrease in cash used in financing activities for 2020 versus 2019 was primarily due to the increase in proceeds from the issuance of debt of $31.0 million, the decrease in treasury shares purchased of $25.0 million and the decrease in debt payments of long-term debt of $6.9 million, partially offset by increases in cash used for purchase of our stock related to employee withholding taxes of $4.0 million and finance lease payments of $0.1 million. In March 2020, we elected to borrow $100 million under our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of then-current uncertainty in the global markets resulting from the COVID-19 pandemic. We repaid the $100 million of borrowings in June 2020.

In 2020, cash paid for income taxes was $18.4 million, of which $2.6 million related to 2019 and $15.8 million related to 2020. Income tax expense was $22.5 million in 2020, which exceeded the cash paid for income taxes related to 2020 of $15.8 million which was due to favorable timing differences related to depreciation.

See Note 11 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2021. As of December 31, 2020, our letters of credit were $37.7 million.

As of December 31, 2020, we had no borrowings under our bank revolving line of credit and our unused and available borrowings were $312.3 million. Our unused and available borrowings were $318.5 million as of December 31, 2019. We believe our line of credit is adequate to meet our cash needs. We were in compliance with our debt covenants as of December 31, 2020.

CONTRACTUAL OBLIGATIONS

Aggregated information about our obligations and commitments to make future contractual payments, such as debt and lease obligations, and contingent commitments as of December 31, 2020 is presented in the following table (in thousands).

Future Payments Due:

	Operating	Finance		Interest
	Leases	Leases	Debt	on Debt	Total
Year 1	$11,082	$1,817	$93,562	$6,242	$112,703
Year 2	9,714	8	77,205	3,775	90,702
Year 3	7,607	-	58,373	1,580	67,560
Year 4	6,369	-	26,863	498	33,730
Year 5	6,312	-	14,356	126	20,794
Thereafter	8,803	-	-	-	8,803
	$49,887	$1,825	$270,359	$12,221	$334,292

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:

Year 1	$3,022
Year 2	2,806
Year 3	1,780
Year 4	1,432
Year 5	1,746
Thereafter	12,567
$23,353

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The following is a brief discussion of the more significant accounting policies and estimates. These critical accounting policies are further discussed in Note 1 of the consolidated financial statements.

Revenue Recognition

In accordance with the Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers, our significant accounting policy for revenue is as follows:

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

Allowance for Uncollectible Trade Accounts

We extend credit to customers after a review of each customer’s credit history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions. Annually we review, in hindsight, the percentage of receivables that are collected that aged over one year, those that are not one year old and the accounts that went into bankruptcy. We reserve for accounts less than one year old based on specifically identified uncollectible balances and our historic collection percentage, including receivable adjustments charged through revenue for items such as billing disputes. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain its financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions.  Our historical collection percentage has been over 98% for receivables that are less than a year old. Once a receivable ages over one year, our collection percentage is much lower, thus a separate calculation is done for open receivables that have aged over one year. We also review our collection percentage after a customer has gone into bankruptcy. Although these collection percentages may change both negatively and positively, since only a small portion of our receivables are aged over one year or are involved in a bankruptcy case, a large change in either of those collection percentages would not have a material impact on our financial statements. Our level of reserves for customer accounts receivable fluctuates depending upon all the factors mentioned above. Historically, our reserve for uncollectible accounts has approximated actual accounts written off and we do not expect the reserve for uncollectible accounts to change significantly relative to our accounts receivable balance. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Recoveries of receivables previously charged off are recorded when received.

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

Claims Accruals

We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents, and cargo damage. Certain insurance arrangements include high self-insurance retention limits or deductibles applicable to each claim. We have umbrella policies to limit our exposure to large claim costs.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies and third-party administrators to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred-but-not-reported claims. Our claim accrual liability is classified as either current or non-current in the consolidated balance sheet based on an estimate of when the claims are expected to be paid. We do not discount our estimated losses.  In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.

OUTLOOK, RISKS AND UNCERTAINTIES

Business Combinations/Divestitures

We believe that any future acquisitions or divestitures that we may make could significantly impact financial results. Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, selling, general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Revenue

We believe that the performance of our railroad vendors and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate. Should there be further consolidation in the rail industry causing a service disruption, we believe our intermodal business would likely be negatively impacted. Should there be a significant service disruption, we expect that there may be some customers who would switch from using our intermodal service to other transportation services that may not be provided by Hub. We expect that these customers may choose to continue to utilize other services even when intermodal service levels are restored. Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, lower fuel prices, the entry of new competitors, aggressive pricing by new or existing competitors, poor customer retention, inadequate drayage and intermodal service and inadequate equipment supply and the ongoing coronavirus outbreak or other health concerns.

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

General and Administrative

We believe there are several factors that could cause general and administrative expenses to fluctuate as a percentage of revenue. As customer expectations and the competitive environment require the development of new technology interfaces and the restructuring of our information systems and related platforms, we believe there could be significant expenses incurred. Other factors that could cause general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums, technology expense related to software and services, claim expense, bad debt expense, professional services expense and costs related to acquisitions or divestitures. Additionally, the gains or losses on sales of used assets can result in fluctuating general and administrative expenses.

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

Other Expense

We expect interest expense to increase in 2021 because we financed our 2020 tractor and container purchases with debt and we expect to incur debt for our 2021 capital expenditures.  Factors that could cause a change in interest expense include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and purchase of treasury stock.

Provision for Income Taxes

Based on current tax legislation, we estimate that our effective tax rate will be between 23% and 25% in 2021.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

The Company has both fixed and variable rate debt as described in Note 11 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2020.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2020. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. We do not use financial instruments for trading purposes.

Item 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hub Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Claims Accruals
Description of the Matter

At December 31, 2020, the Company’s aggregate accrued liability related to auto and workers’ compensation claims, inclusive of amounts expected to be paid above its self-insured retention limits, was $32.1 million. As explained in Note 1 of the consolidated financial statements, the Company recognizes a liability at the time of an incident based upon the nature and severity of the claim and analyses provided by third-party claims administrators. The Company utilizes actuarial methods to estimate this liability.

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

Chicago, Illinois

February 26, 2021

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,506	$168,729
Accounts receivable trade, net	518,975	443,539
Other receivables	1,265	3,237
Prepaid taxes	1,336	630
Prepaid expenses and other current assets	26,753	24,086
TOTAL CURRENT ASSETS	672,835	640,221

Restricted investments	23,353	22,601
Property and equipment, net	671,101	663,165
Right-of-use assets - operating leases	43,573	35,548
Right-of-use assets - financing leases	3,557	5,865
Other intangibles, net	163,953	120,967
Goodwill, net	508,555	484,459
Other assets	18,469	18,748
TOTAL ASSETS	$2,105,396	$1,991,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$285,320	$257,247
Accounts payable other	12,680	11,585
Accrued payroll	23,044	45,540
Accrued other	102,613	86,686
Lease liability - operating leases	10,093	8,567
Lease liability - financing leases	1,793	3,048
Current portion of long-term debt	93,562	94,691
TOTAL CURRENT LIABILITIES	529,105	507,364

Long-term debt	176,797	186,934
Non-current liabilities	42,910	36,355
Lease liability - operating leases	36,328	28,518
Lease liability - financing leases	8	1,820
Deferred taxes	162,325	155,304

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2020 and 2019	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2020 and 2019; 33,549,708 shares outstanding in 2020 and 33,353,904 shares outstanding in 2019	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2020 and 2019	7	7
Additional paid-in capital	186,058	179,637
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,253,160	1,179,601
Accumulated other comprehensive loss	(191)	(186)
Treasury stock; at cost, 7,675,084 shares in 2020 and 7,870,888 shares in 2019	(266,065)	(268,734)
TOTAL STOCKHOLDERS' EQUITY	1,157,923	1,075,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,105,396	$1,991,574

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts).

	Years Ended December 31,
	2020	2019	2018

Revenue	$3,495,644	$3,668,117	$3,683,593
Transportation costs	3,070,207	3,147,047	3,237,992
Gross margin	425,437	521,070	445,601

Costs and expenses:
Salaries and benefits	188,777	235,963	222,786
General and administrative	99,597	104,206	81,272
Depreciation and amortization	31,237	28,481	16,624
Total costs and expenses	319,611	368,650	320,682

Operating income	105,826	152,420	124,919

Other income (expense):
Interest expense	(9,746)	(10,994)	(9,611)
Interest income	403	2,103	1,359
Other, net	(383)	341	58
Total other income (expense)	(9,726)	(8,550)	(8,194)

Income from continuing operations before income taxes	96,100	143,870	116,725

Income tax expense	22,541	36,699	29,064

Income from continuing operations	73,559	107,171	87,661

Income from discontinued operations, net of income taxes	$-	$-	$114,079

Net income	$73,559	$107,171	$201,740

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5)	(4)	12

Total comprehensive income	$73,554	$107,167	$201,752

Earnings per share from continuing operations
Basic	$2.22	$3.22	$2.62
Diluted	$2.19	$3.20	$2.61

Earnings per share from discontinued operations
Basic	$-	$-	$3.42
Diluted	$-	$-	$3.40

Earnings per share net income
Basic	$2.22	$3.22	$6.04
Diluted	$2.19	$3.20	$6.01

Basic weighted average number of shares outstanding	33,180	33,284	33,393
Diluted weighted average number of shares outstanding	33,543	33,480	33,560

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2017	41,887,088	$419	$173,011	$(15,458)	$870,716	$(194)	(7,777,722)	$(258,622)	$769,872
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(87,381)	(4,270)	(4,270)
Issuance of restricted stock awards, net of forfeitures	-	-	(14,271)	-	-	-	434,020	14,271	-
Share-based compensation expense	-	-	13,480	-	-	-	-	-	13,480
Net income	-	-	-	-	201,740	-	-	-	201,740
Foreign currency translation adjustment	-	-	-	-	-	12	-	-	12
Balance December 31, 2018	41,887,088	$419	$172,220	$(15,458)	$1,072,456	$(182)	(7,431,083)	$(248,621)	$980,834

Purchase of treasury shares	-	-	-	-	-	-	(626,320)	(24,998)	(24,998)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(98,260)	(3,984)	(3,984)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,869)	-	-	-	284,775	8,869	-
Share-based compensation expense	-	-	16,286	-	-	-	-	-	16,286
Net income	-	-	-	-	107,171	-	-	-	107,171
Adoption of ASC 842	-	-	-	-	(26)	-	-	-	(26)
Foreign currency translation adjustment	-	-	-	-	-	(4)	-	-	(4)
Balance December 31, 2019	41,887,088	$419	$179,637	$(15,458)	$1,179,601	$(186)	(7,870,888)	$(268,734)	$1,075,279

Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(148,242)	(7,963)	(7,963)
Issuance of restricted stock awards, net of forfeitures	-	-	(10,632)	-	-	-	344,046	10,632	-
Share-based compensation expense	-	-	17,053	-	-	-	-	-	17,053
Net income	-	-	-	-	73,559	-	-	-	73,559
Foreign currency translation adjustment	-	-	-	-	-	(5)	-	-	(5)
Balance December 31, 2020	41,887,088	$419	$186,058	$(15,458)	$1,253,160	$(191)	(7,675,084)	$(266,065)	$1,157,923

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net Income	$73,559	$107,171	$201,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,679	116,887	83,910
Deferred taxes	7,463	1,821	39,499
Compensation expense related to share-based compensation plans	17,053	16,286	13,480
Contingent consideration adjustment	-	-	(4,703)
Loss (gain) on sale of assets	907	(745)	(1,007)
Other operating activities	6,385	-	-
Gain on Disposition	-	-	(132,448)
Transaction costs for Disposition	-	-	(5,798)
Changes in operating assets and liabilities, net of acquisitions:
Restricted investments	(752)	(3,365)	827
Accounts receivable, net	(47,219)	32,732	(31,475)
Prepaid taxes	(707)	(14)	11,472
Prepaid expenses and other current assets	(2,508)	3,447	(1,750)
Other assets	(2,177)	(3,786)	(8,029)
Accounts payable	5,594	(14,933)	5,521
Accrued expenses	(4,408)	(122)	43,476
Non-current liabilities	(1,915)	(870)	(3,876)
Net cash provided by operating activities	174,954	254,509	210,839

Cash flows from investing activities:
Proceeds from sale of equipment	3,289	10,025	10,975
Purchases of property and equipment	(115,306)	(94,847)	(199,791)
Acquisitions, net of cash acquired	(84,845)	(734)	(248,656)
Proceeds from the disposition of discontinued operations	-	19,439	227,986
Net cash used in investing activities	(196,862)	(66,117)	(209,486)

Cash flows from financing activities:
Proceeds from issuance of debt	187,475	56,494	172,146
Repayments of long-term debt	(198,741)	(105,653)	(133,436)
Stock tendered for payments of withholding taxes	(7,963)	(3,984)	(4,270)
Purchase of treasury stock	-	(24,998)	-
Finance lease payments	(3,066)	(2,954)	(2,889)
Net cash (used in) provided by financing activities	(22,295)	(81,095)	31,551

Effect of exchange rate changes on cash and cash equivalents	(20)	(3)	(26)

Net (decrease) increase in cash and cash equivalents	(44,223)	107,294	32,878
Cash and cash equivalents beginning of the year	168,729	61,435	28,557
Cash and cash equivalents end of the year	$124,506	$168,729	$61,435

Supplemental disclosures of cash paid for:
Interest	$9,458	$11,262	$9,677
Income taxes	$18,388	$40,289	$13,606

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting Policies

For all periods presented in our Consolidated Statements of Income and Comprehensive Income, all sales, costs, expenses, gains and income taxes attributable to Mode Transportation, LLC (“Mode”) have been reported under the captions, “Income from Discontinued Operations, Net of Income Taxes.” Cash flows used in or provided by Mode have been reported in the Consolidated Statements of Cash Flows under operating and investing activities.

Business: Hub Group, Inc. (“Hub”, “we”, “us” or “our”) provides intermodal transportation services utilizing primarily third-party arrangements with railroads. Local pick-up and delivery services (referred to as “drayage”) can be provided by our subsidiary, Hub Group Trucking, Inc. (“HGT”), or a third-party company. We offer a dedicated fleet of equipment and drivers through our dedicated line of business. We also arrange for transportation of freight by truck and perform logistics services.

On December 9, 2020, we acquired NonstopDelivery, LLC (“NSD”). Refer to Note 5 “Acquisitions” for additional information regarding NSD.

On December 3, 2018, a subsidiary of Hub Group, Inc. merged with CaseStack, Inc. (“CaseStack”) (the “CaseStack Acquisition”). Refer to Note 5 “Acquisitions” for additional information regarding CaseStack.

On August 31, 2018, we sold Mode, a direct wholly-owned subsidiary of the Company (the “Disposition”). Refer to Note 4 “Discontinued Operations” for additional information regarding results from discontinued operations.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2020 and 2019, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (“DDAs”), savings accounts and an interest-bearing checking account.

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

The allowance for credit losses is a valuation account that is deducted from the trade receivables’ amortized cost basis to present the net amount expected to be collected on the receivables. Trade receivables are charged off against the allowance when we believe the uncollectibility of a receivable balance is confirmed, and the expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management continuously reviews and assesses the environment, especially with the COVID-19 pandemic, and its potential impact on the credit worthiness and collectability of our accounts receivable with customers most affected by the COVID-19 pandemic. Our allowance for credit losses is presented in the allowance for uncollectible trade accounts and is immaterial at December 31, 2020 and 2019. The allowance for uncollectible trade accounts also includes estimated adjustments to revenue for items such as billing disputes. Our reserve for uncollectible accounts was approximately $8.3 million and $6.9 million as of December 31, 2020 and 2019, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

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

Capitalized Internal Use Software and Cloud Computing Costs: We capitalize internal and external costs, which include costs related to the development of our cloud computing or hosting arrangements, incurred to develop internal use software per ASC Subtopic 350-40. Internal use software has both the of the following characteristics: the software is acquired, internally developed, or modified solely to meet our needs and during the development or modification, no substantive plan exists or is being developed to market the software externally. Only costs incurred during the application development stage and costs to develop or obtain software that allows for access to or conversion of old data by new systems are capitalized. Capitalization of costs begins when the preliminary project stage is complete, management has committed to funding the project and it is probable the project will be completed, and the software will be used to perform its intended function. The measurement of the costs to capitalize include fees paid to third parties, costs incurred to obtain software from third parties, travel expenses incurred by employees in their duties associated with developing software, payroll related costs for employees who spend time directly on the project and interest costs incurred while developing internal-use software or implementing a hosting arrangement. Capitalization ceases no later than when the project is substantially complete and ready for its intended use, after all substantial testing is complete.

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

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. Since the Disposition, we only have one reporting unit.  We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the fair value of our reporting unit was less than its carrying value and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value.  If the fair value of the reporting unit is less than the carrying amount, then a goodwill impairment charge will be recognized in the amount by which carrying amount exceeds fair value, limited to the total amount of goodwill allocated to that reporting unit.  We performed our annual assessment in the fourth quarter of 2020 and 2019 as required and determined it was not more-likely-than-not that the fair value of our reporting unit was less than its carrying value.

We evaluate the potential impairment of finite-lived acquired intangible assets when impairment indicators exist. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

Claims Accruals: We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents, and cargo damage. Certain insurance arrangements include high self-insurance retention limits or deductibles applicable to each claim. We have umbrella policies to limit our exposure to large claim costs.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience. In doing so, the recorded liability factors in future growth of claims and an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims related to auto liability and workers’ compensation. At December 31, 2020 and 2019, we had an accrual of approximately $32.1 million and $20.0 million, respectively for estimated claims. We had no significant receivables recorded for payments in excess of our self-insured levels. Our claims accruals are classified in accrued other and non-current liabilities in the consolidated balance sheets, based on when the claim is estimated to be paid.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs, savings accounts and an interest-bearing checking account. We primarily serve customers located throughout the United States with no significant concentration in any one region. One customer accounted for more than 10% of our revenue for the year ended December 31, 2020. No one customer accounted for more than 10% of revenue in 2019 or 2018. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

Revenue Recognition: In accordance with the Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers our significant accounting policy for revenue is as follows:

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

Provision for Income Taxes: Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections with two exceptions for which we have established valuation allowances. We have established valuation allowances of $0.1 million related to state tax net operating losses and $6.4 million related to federal and state tax credit carryforwards. In the event the probability of realizing the remaining deferred tax assets does not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

Earnings Per Common Share: Basic earnings per common share are based on the average quarterly weighted average number of Class A and Class B shares of common stock outstanding. Diluted earnings per common share are adjusted for restricted stock using the treasury stock method.

Stock Based Compensation: Share-based compensation includes the restricted stock awards expected to vest based on the grant date fair value. Compensation expense is amortized straight-line over the vesting period and is included in salaries and benefits.

New Pronouncements: In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement.  This standard is effective for public business entities in fiscal years beginning after December 15, 2019.  This standard requires changes to the disclosure requirements for fair value measurements for certain Level 3 items and specifies that some of the changes must be applied prospectively, while others should be applied retrospectively.  We adopted the standard as of January 1, 2020, but it did not have an impact on our financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis difference in an investment, among other updates.  The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2020.  We adopted the standard as of January 1, 2021, but it did not have an impact on our financial statements.

Use of Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for uncollectible trade accounts, exposure for self-insured claims under our insurance policies and useful lives of assets. Actual results could differ from these estimates.

NOTE 2. Capital Structure

We have authorized common stock comprised of Class A Common Stock and Class B Common Stock. The rights of holders of Class A Common Stock and Class B Common Stock are identical, except each share of Class B Common Stock entitles its holder to approximately 84 votes, while each share of Class A Common Stock entitles its holder to one vote. We have authorized 2,000,000 shares of preferred stock.

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended, December 31,
	2020	2019	2018

Net income from continuing operations for basic and diluted earnings per share	$73,559	$107,171	$87,661

Net income from discontinued operations for basic and diluted earnings per share	-	-	114,079

Net income	$73,559	$107,171	$201,740

Weighted average shares outstanding - basic	33,180	33,284	33,393

Dilutive effect of restricted stock	363	196	167

Weighted average shares outstanding - diluted	33,543	33,480	33,560

Earnings per share from continuing operations
Basic	$2.22	$3.22	$2.62
Diluted	$2.19	$3.20	$2.61
Earnings per share from discontinued operations
Basic	$-	$-	$3.42
Diluted	$-	$-	$3.40
Earnings per share net income
Basic	$2.22	$3.22	$6.04
Diluted	$2.19	$3.20	$6.01

NOTE 4. Discontinued Operations

On August 31, 2018, we sold our Mode subsidiary. Results associated with Mode are classified as income from discontinued operations, net of income taxes, in our Consolidated Statements of Income for the year ended December 31, 2018.

Proceeds from the sale of Mode have been presented in the Consolidated Statements of Cash Flows under investing activities for the year ended December 31, 2018. The reported operating cash used of $4.3 million and investing cash flows of $245.3 million from discontinued operations exclude the effect of income taxes.

NOTE 5. Acquisitions

NonstopDelivery, LLC Acquisition

On December 9, 2020, we acquired 100% of the equity interest of NSD. Total consideration for the transaction was $103.3 million which consisted of cash paid of $89.7 million and the settlement of Hub’s accounts receivable due from NSD of $13.6 million.

The acquisition of NSD expanded our logistics service offering to include last mile logistics. NSD provides residential last mile delivery services through a non-asset business model, working with a network of over 170 carriers throughout the country. The financial results, since the acquisition date, of NSD are included in our logistics line of business.

The initial accounting for the acquisition of NSD is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets. In addition, the Company is in the preparation and final review process of the applicable future cash flows used in determining the purchase accounting. Finally, certain post-closing activities outlined in the acquisition agreement remain incomplete. As a result, the amounts recorded in the consolidated financial statements related to the NSD acquisition are preliminary and the measurement period remains open. The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

December 9, 2020
Cash and cash equivalents	$4,829
Accounts receivable trade	26,250
Prepaid expenses and other current assets	207
Property and equipment	2,907
Right of use assets - operating leases	1,105
Goodwill, net	24,315
Other intangibles	56,736
Other assets	42
Total assets acquired	$116,391

Accounts payable trade	$9,972
Accrued payroll	1,324
Accrued other	578
Lease liability - operating leases	364
Lease liability - financing leases	864
Total liabilities assumed	$13,102

Total consideration	$103,289

Cash paid, net	$84,845

The NSD acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of December 9, 2020 with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized in the NSD acquisition was primarily attributable to potential expansion and future development of the acquired business.

Tax history and attributes are not inherited in an equity purchase of this kind, however, the goodwill and other intangibles recognized in this purchase will be fully tax deductible over a period of 15 years.

We incurred approximately $1.0 million of transaction costs associated with this transaction prior to the closing date that are reflected in general and administrative expense in the accompanying Consolidated Statements of Income for the year ended December 31, 2020.

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2020	Life
Customer relationships	$52,683	$293	$52,390	15 years
Agent relationships	$2,432	$51	$2,381	4 years
Trade name	$1,621	$90	$1,531	18 months

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the year ended December 31, 2020 was $0.4 million. The intangible assets have a weighted average useful life of approximately 14.08 years.

From the date of the acquisition through December 31, 2020, NSD’s revenue was $10.2 million and operating income was $0.9 million.

CaseStack Acquisition

On December 3, 2018, we completed the CaseStack Acquisition. Total consideration for the transaction was $252.9 million, which included $249.4 million in cash, of which $248.7 million was paid in December 2018 and $0.7 million in April 2019. There was also a deferred purchase consideration of $3.5 million. The deferred purchase consideration was paid equally over the twenty-four months following the transaction. Prior to being paid, it was included in Accrued Other in our Consolidated Balance Sheets.

The CaseStack Acquisition expanded our logistics service offering to include transportation and warehousing consolidation solutions for consumer goods companies selling into the North American retail channel. The transaction also added scale to our truck brokerage service offering, particularly in the less-than-truckload segment of the market.

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

The CaseStack Acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of December 3, 2018 with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized in the transaction was primarily attributable to potential expansion and future development of the acquired business.

Tax history and attributes including net operating loss carryovers and other deferred tax assets are inherited in an equity purchase such as this, while goodwill is not tax deductible.

We incurred approximately $1.4 million of transaction costs prior to the closing date that are reflected in general and administrative expense in the accompanying Consolidated Statements of Income for the year ended December 31, 2018.

From the date of the transaction through December 31, 2018, CaseStack’s revenue was $20.8 million and operating income was $0.7 million.

The following unaudited pro forma consolidated results of operations presents the effects of NSD as though it had been acquired as of January 1, 2019 and CaseStack as though it had been owned as of January 1, 2018 (in thousands, except for per share amounts):

	Twelve Months Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenue	$3,584,538	$3,733,507	$3,912,745
Income from continuing operations	$84,874	$107,998	$133,310
Earnings per share (1)
Basic	$2.56	$3.24	$2.81
Diluted	$2.53	$3.23	$2.79

(1)	Earnings per share is from continuing operations.

The unaudited pro forma consolidated results for the annual periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub, NSD and CaseStack. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the NSD acquisition on January 1, 2019 and CaseStack Acquisition on January 1, 2018.

NOTE 6. Revenue from Contracts with Customers

See Note 1 – Description of Business and Summary of Significant Accounting Policies for significant accounting policy for revenue.

Hub offers comprehensive multimodal solutions including intermodal, logistics, truck brokerage, and dedicated services. Hub has full time employees located throughout the United States, Canada and Mexico.

Intermodal. As an intermodal provider, we arrange for the movement of our customers’ freight in containers and trailers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by HGT and third-party local trucking companies.

Logistics. Hub’s logistics operation offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, last mile delivery, railcar and international shipping. We leverage proprietary technology along with collaborative relationships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer-packaged goods clients. We contract with third-party warehouse providers in seven markets across North America to which our customers ship their goods to be stored and eventually consolidated, along with goods from other customers into full truckload shipments destined to major North American retailers. These services offer our customers shipment visibility, transportation cost savings, high service levels and compliance with retailers’ increasingly stringent supply chain requirements.

On December 9, 2020, we acquired NSD. NSD provides basic, residential last mile delivery services through a non-asset business model, working with a network of over 170 carriers throughout the country. The financial results of NSD since the acquisition are included in our logistics line of business.

Truck Brokerage. We operate one of the largest truck brokerage operations, providing customers with an over the road service option for their transportation needs. Our brokerage does not operate any trucks; instead, we match customers’ needs with carriers’ capacity to provide the most effective service and price combination. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers.

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

The following table summarizes our disaggregated revenue by business line (in thousands) for the years ended December 31:

	2020	2019	2018
Intermodal	$2,091,984	$2,166,382	$2,219,739
Logistics	704,824	769,195	673,715
Truck brokerage	431,127	433,793	497,282
Dedicated	267,709	298,747	292,857
Total revenue	$3,495,644	$3,668,117	$3,683,593

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

The following table presents the carrying amount of goodwill (in thousands):

Total
Balance at January 1, 2019	$483,584
Acquisition	$1,094
Other	(219)
Balance at December 31, 2019	$484,459
Acquisition	24,315
Other	(219)
Balance at December 31, 2020	$508,555

The changes noted as “other” in the table above for both 2020 and 2019 refer to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

The components of the “Other intangible assets” are as follows (in thousands):

			Net
	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Life
As of December 31, 2020:
Customer relationships	$196,806	$(36,765)	$160,041	5-15 years

Agent relationships	$2,432	$(51)	$2,381	4 years

Trade name	$2,921	$(1,390)	$1,531	18 months

Total	$202,159	$(38,206)	$163,953

			Net
	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Life
As of December 31, 2019:
Customer relationships	$144,123	$(23,517)	$120,606	5-15 years

Trade name	$1,300	$(939)	$361	18 months

Total	$145,423	$(24,456)	$120,967

The above intangible assets are amortized using the straight-line method. Amortization expense was $13.8 million for each of the years ended December 31, 2020 and 2019. The remaining weighted average life of all definite lived intangible assets as of December 31, 2020 was 10.98 years. Amortization expense for the next five years is as follows (in thousands):

Total
Year 1	$17,943
Year 2	17,270
Year 3	16,675
Year 4	15,030
Year 5	14,472

NOTE 8. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2020	2019	2018
United States federal statutory rate	21.0%	21.0%	21.0%
Federal tax law changes	-	-	0.5
State taxes, net of federal benefit	3.6	3.5	3.7
Federal and state incentives	(1.1)	(0.9)	(0.9)
State law changes	(0.2)	0.7	-
Permanent differences	0.2	1.2	0.6
Net effective rate	23.5%	25.5%	24.9%

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current
Federal	$11,913	$31,209	$(13,750)
State and local	3,597	3,979	1,740
Foreign	11	84	(234)
	15,521	35,272	(12,244)

Deferred
Federal	6,548	(344)	36,968
State and local	465	1,788	4,134
Foreign	7	(17)	206
	7,020	1,427	41,308

Total provision	$22,541	$36,699	$29,064

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2020	2019
Accrued compensation	12,467	13,153
Other reserves	14,154	10,297
Tax credit carryforwards	8,715	6,669
Operating loss carryforwards	2,845	4,879
Lease accounting liability	11,669	10,195
Total gross deferred income taxes	49,850	45,193
Valuation allowances	(6,518)	(4,713)
Total deferred tax assets	43,332	40,480

Prepaids	(6,404)	(4,774)
Other receivables	-	(656)
Property and equipment	(132,669)	(124,964)
Goodwill	(55,166)	(55,195)
Lease right-of-use asset	(11,418)	(10,195)
Total deferred tax liabilities	(205,657)	(195,784)

Total deferred taxes	$(162,325)	$(155,304)

We are subject to income taxation in the United States, numerous state jurisdictions, Mexico and Canada.  Because income tax return formats vary among the states, we file both unitary and separate company state income tax returns.  We do not permanently reinvest our foreign earnings, all amounts are accrued and accounted for, though not material.

We acquired a federal net operating loss carryforward of $4.1 million through the CaseStack Acquisition in December 2018. IRS loss limitation rules allowed us to utilize $1.3 million in both 2020 and 2019. The remaining net operating loss of $1.5 million has no expiration date. Our state tax net operating losses total $1.2 million. Some of those state losses have no expiration date while others will expire between December 31, 2021 and December 31, 2039. Management believes it is more likely than not that the loss carryforward deferred tax assets will be realized, except for fifty-five thousand dollars of state losses. A valuation allowance of fifty-five thousand dollars has been established.

Our federal incentive tax credit carryforward of $0.1 million expires between December 31, 2025 and December 31, 2028. Our state incentive tax credit carryforwards of $8.6 million expire between December 31, 2021 and December 31, 2025.  Management believes it is more likely than not that the incentive carryforward deferred tax assets will be realized, except for $6.4 million of state tax credits. A valuation allowance of $6.4 million has been established.

As of December 31, 2020 and December 31, 2019, the amount of unrecognized tax benefits was $4.3 million and $4.1 million, respectively.  Of these amounts, our income tax provision would decrease $3.7 million and $3.4 million, respectively, if recognized. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2020	2019
Gross unrecognized tax benefits - beginning of the year	$4,069	$3,894
Gross (decreases) increases related to prior year tax positions	(52)	74
Gross increases related to current year tax positions	1,484	506
Lapse of applicable statute of limitations	(1,209)	(405)
Gross unrecognized tax benefits - end of year	$4,292	$4,069

We estimate it is reasonably possible that our reserve could either increase or decrease by up to $1.0 million during the next twelve months.

We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes. These amounts have been immaterial for the last three years.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the coronavirus ("COVID-19") pandemic. Among other things, the CARES Act includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. Though some provisions of the CARES Act do impact the Company, there was no material effect on the Company’s consolidated financial condition or results of operations for the year ended December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the CARES Act, the extension of which likewise did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.

NOTE 9. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable materially approximated fair value as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the fair value of the Company’s fixed-rate borrowings was $6.1 million and $3.8 million more than the historical carrying value of $270.4 million and $281.6 million, respectively. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2020 and 2019, our cash and temporary investments were with high quality financial institutions in DDAs, savings accounts and an interest-bearing checking account.

Restricted investments included $23.4 million and $22.6 million as of December 31, 2020 and 2019, respectively, of mutual funds which are reported at fair value. These investments relate to the nonqualified deferred compensation plan that is described in Note 15.

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

NOTE 10. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Land	$24,708	$24,708
Building and improvements	36,649	36,602
Leasehold improvements	7,686	7,300
Computer equipment and software	145,139	132,413
Furniture and equipment	14,732	14,057
Transportation equipment	862,247	800,300
Construction in process	33,467	18,331
	1,124,628	1,033,711
Less: Accumulated depreciation and amortization	(453,527)	(370,546)
Property and Equipment, net	$671,101	$663,165

Depreciation and amortization expense related to property and equipment was $95.3 million, $89.5 million and $75.1 million for 2020, 2019 and 2018, respectively.

NOTE 11. Long-Term Debt and Financing Arrangements

On July 1, 2017, we entered into a five year, $350 million unsecured credit agreement (the "Credit Agreement"). Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) LIBOR plus a specified margin based upon Hub’s total net leverage ratio (as defined in the Credit Agreement) (the "Total Net Leverage Ratio"), or (ii) the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin based upon the Total Net Leverage Ratio. The specified margin for Eurodollar loans varies from 100.0 to 200.0 basis points per annum. The specified margin for base rate loans varies from 0.0 to 100.0 basis points per annum. Hub must also pay (1) a commitment fee ranging from 10.0 to 25.0 basis points per annum (based upon the Total Net Leverage Ratio) on the aggregate unused commitments and (2) a letter of credit fee ranging from 100.0 to 200.0 basis points per annum (based upon the Total Net Leverage Ratio) on the undrawn amount of letters of credit.

We have standby letters of credit that expire in 2021. As of December 31, 2020, our letters of credit were $37.7 million.

As of December 31, 2020, we had no borrowings under the Credit Agreement and our unused and available borrowings were $312.3 million. We were in compliance with our debt covenants as of December 31, 2020.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers and containers. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding debt is as follows (in thousands):

	December 31,	December 31,
	2020	2019
	(in thousands)

Interim funding for equipment received and expected to be converted to an equipment note in subsequent year; interest paid at a variable rate	$8,902	$-

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	74,494	-

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	49,920	62,690

Secured Equipment Notes due on various dates in 2023 commencing on various dates from 2016 to 2019; interest is paid monthly at a fixed annual rate between 2.20% and 4.20%	112,668	153,350

Secured Equipment Notes due on various dates in 2022 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.20% and 2.90%	8,943	16,892

Secured Equipment Notes due on various dates in 2021 commencing on various dates from 2014 to 2017; interest is paid monthly at a fixed annual rate between 2.02% and 2.96%	15,432	35,076

Secured Equipment Notes due on various dates in 2020 commencing on various dates from 2015 to 2016; interest is paid monthly at a fixed annual rate between 1.72% and 2.78%	-	13,617

	270,359	281,625

Less current portion	(93,562)	(94,691)
Total long-term debt	$176,797	$186,934

Aggregate principal payments, in thousands, due subsequent to December 31, 2020, are as follows:

Year 1	$93,562
Year 2	77,205
Year 3	58,373
Year 4	26,863
Year 5	14,356
$270,359

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

As of December 31, 2020, Hub has recorded $47.1 million of ROU assets and $48.2 million of lease liabilities on our consolidated balance sheet. As of December 31, 2019, Hub has recorded $41.4 million of ROU assets and $42.0 million of Lease liabilities on our consolidated balance sheet. The lease liabilities recognized are measured based upon the present value of minimum future payments. The ROU assets are equal to lease liabilities upon initial recording, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheets.

Hub currently does not have any variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate). Some leases have options to extend or terminate the agreement, which Management assesses in determining the estimated lease term. If any of the options to extend a lease are exercised, this change will be reflected as a remeasurement of the ROU asset and lease liability accordingly. As of December 31, 2020, the ROU asset and lease liabilities do not reflect any options to extend or terminate a lease as management is not reasonably certain it will exercise any of these options. Also, current leases do not contain any restrictions or covenants imposed by the leases or residual value guarantees.

Occasionally, Hub will sublease office space or parking spaces. The subleases do not relieve Hub of any of its primary obligations under the original agreement. Currently, Hub has subleases with an expected annual income totaling $0.4 million.

As of December 31, 2020, Hub signed new property lease contracts which have not commenced. Based on the present value of the lease payments, the estimated ROU assets and lease liabilities related to these contracts will total approximately $0.6 million.

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

The following table summarizes the lease costs (in thousands), which are included in transportation costs and general and administrative costs in the accompanying consolidated statement of income:

	Twelve Months Ended
	December 31, 2020	December 31, 2019

Amortization of finance right-of-use assets	$2,309	$2,326
Interest on finance lease liabilities	135	252
Finance lease cost	2,444	2,578

Operating lease cost	10,946	10,861
Short-term lease cost	238	289
Sublease income	(469)	(507)
Total lease cost	$13,159	$13,221

The following table represents the maturity of operating and finance lease liabilities (in thousands):

	December 31, 2020
	Operating Leases	Finance Leases	Total
Year 1	$11,082	$1,817	$12,899
Year 2	9,714	8	9,722
Year 3	7,607	-	7,607
Year 4	6,369	-	6,369
Year 5	6,312	-	6,312
Thereafter	8,803	-	8,803
Total	49,887	1,825	51,712
Imputed interest	3,466	24	3,490
Present value of lease payments	46,421	1,801	48,222
Less: current lease liabilities	10,093	1,793	11,886
Long-term lease liabilities	$36,328	$8	$36,336

	December 31, 2019
	Operating Leases	Finance Leases	Total
Year 1	$9,703	$3,183	$12,886
Year 2	8,361	1,836	10,197
Year 3	7,029	8	7,037
Year 4	4,861	-	4,861
Year 5	3,706	-	3,706
Thereafter	7,190	-	7,190
Total	40,850	5,027	45,877
Imputed interest	3,765	159	3,924
Present value of lease payments	37,085	4,868	41,953
Less: current lease liabilities	8,567	3,048	11,615
Long-term lease liabilities	$28,518	$1,820	$30,338

The following table presents supplemental cash flow and noncash information related to leases:

	Twelve Months Ended
	December 31, 2020	December 31, 2019
Operating cash flows from operating leases	$9,419	$9,702
Financing cash flows from finance leases	3,066	2,954
Operating cash flows from finance leases	135	252
Cash paid for lease liabilities	$12,620	$12,908

Right-of-use assets obtained in exchange for new	$(71)	$6
financing lease liabilities (net of disposals)
Rights-of-use assets obtained in exchange for new	$17,875	$13,242
operating lease liabilities (net of disposals)

The weighted average remaining lease term and discount rates as of December 31 (in thousands) are as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term — finance leases	0.6 years	1.59 years
Weighted average remaining lease term — operating leases	5.61 years	5.38 years

Weighted average discount rate — finance leases	3.88%	3.88%
Weighted average discount rate — operating leases	2.64%	3.44%

NOTE 13. Internal-Use Software

We capitalize internal and external costs, which include costs related to the development of our cloud computing or hosting arrangements, incurred to develop internal use software per ASC Subtopic 350-40. Our hosting arrangements are primarily related to our new enterprise resource planning systems.

We had total capitalized internal use software costs, which include costs related to the development of our cloud computing or hosting arrangements, net of accumulated amortization, of $64.1 million and $64.8 million as of December 31, 2020 and 2019, respectively. The 2020 balance consists of capitalized implementation costs of $13.9 million, net of accumulated amortization, related to our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $50.2 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet. The 2019 balance consists of capitalized implementation costs of $14.4 million, net of accumulated amortization, related our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $50.4 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet.

We capitalized total implementation and internal-use software costs of $12.7 million and $21.9 million in 2020 and 2019, respectively. Implementation and internal-use software costs are amortized, once ready for intended use, over its expected useful life or the term of the associated hosting arrangements of generally up to 10 years.

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

As of December 31, 2020, 828,022 shares were available for future grant under the 2017 Incentive Plan.

We have awarded time-based restricted stock to our employees and the Company’s non-employee Directors. This restricted stock vests over a three to five-year period for all recipients other than the Company’s non-employee Directors. The non-employee Directors restricted stock vests over a one period. In 2020, 2019 and 2018, in addition to the time-based restricted stock we granted performance-based restricted stock to our executive officers. The performance-based restricted stock cliff vests after the third anniversary year if certain EBITDA targets are achieved.

Share-based compensation expense for 2020, 2019 and 2018 was $17.1 million, $16.3 million and $13.5 million or $13.1 million, $12.1 million and $10.1 million, net of taxes, respectively. Included in the 2020, 2019 and 2018 share-based compensation expense was $4.5 million, $3.4 million and $1.8 million of performance-based share expenses or $3.5 million, $2.6 million and $1.3 million, net of taxes, respectively.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2020:

		Time-Based		Performance-Based
		Restricted Stock		Restricted Stock
		Weighted		Weighted
	Time-Based	Average	Performance-Based	Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested January 1, 2020	875,492	$41.34	127,500	$43.04
Granted	339,196	$52.07	132,288	$51.07
Vested	(311,077)	$43.19	(114,000)	$49.20
Forfeited	(111,128)	$43.92	(16,310)	$44.45
Non-vested at December 31, 2020	792,483	$46.01	129,478	$45.64

The following table summarizes the restricted stock granted during the respective years:

Time-based restricted stock grants	2020	2019	2018

Employees	312,855	355,579	463,818
Outside directors	26,341	32,262	37,125
Total	339,196	387,841	500,943

Weighted average grant date fair value	$52.07	$38.02	$47.34

Vesting period	1-5 years	1-5 years	1-5 years

The 2018 performance shares earned a 200% award therefore an additional 57,000 shares were issued to settle the award on the vesting date of December 4, 2020. A new performance-based restricted stock grant of 75,288 shares were issued to employees in 2020.  The performance-based restricted stock grants in 2019 and 2018 were 76,500 and 89,143, respectively. The weighted average grant date fair value of these shares was $51.07 in 2020, $37.20 in 2019, and $49.20 in 2018, all with a cliff vest after three years.

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The total fair value of restricted shares vested during the years ended December 31, 2020, 2019 and 2018 was $17.8 million, $14.7 million and $13.3 million, respectively.

As of December 31, 2020, 2019, and 2018, there was $27.5 million, $27.4 million and $31.5 million of unrecognized compensation cost related to non-vested time-based compensation, respectively, that is expected to be recognized over a weighted average period for 2020, 2019, and 2018 of 2.47 years, 2.91 years and 2.81 years. Additionally, as of December 31, 2020, 2019, and 2018 there was $3.5 million, $4.2 million and $2.4 million of unrecognized compensation cost, respectively, related to the non-vested performance-based restricted stock compensation that is expected to be recognized over a weighted average period of 1.5 years for both 2020 and 2019 and 2.0 years for 2018.

During January 2021, we granted 265,308 shares of restricted stock, which includes 79,608 performance-based shares and 185,700 time-based shares, to certain employees and 24,563 shares of restricted stock to outside directors with a weighted average grant date fair value of $57.00. The stock vests over a five-year period for employees and one year for outside directors, except for the performance-based shares that cliff vest after three years.

NOTE 15. Employee Benefit Plans

We have a profit-sharing plan as of December 31, 2020, 2019 and 2018, under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense of $3.3 million related to this plan in both 2020 and 2019 and $2.6 million in 2018.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, which was amended in 2008, participants can elect to defer certain compensation. Accounts will grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2020 and 2019. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan, with a maximum match equivalent to 3% of base salary. In addition, we have a legacy deferred compensation plan. There are no new contributions being made into this legacy plan.

We incurred expense of $0.3 million per year related to the employer match for these plans in 2020, 2019 and 2018. The liabilities related to these plans as of December 31, 2020 and 2019 were $23.4 million and $22.6 million, respectively.

NOTE 16. Legal Matters

Robles

On January 25, 2013, a complaint was filed in the United States District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary HGT. The action was brought on behalf of a class comprised of present and former California-based truck drivers for HGT who, from January 2009 to September 2014 were classified as independent contractors. It alleged that HGT misclassified these drivers as independent contractors and that such drivers were employees. It asserted various violations of the California Labor Code and claimed that HGT engaged in unfair competition practices. The complaint sought, among other things, declaratory and injunctive relief, monetary damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver.  These additional claims were only on behalf of Mr. Robles and not a putative class.

Although the Company believes that the California drivers were properly classified as independent contractors at all times because litigation is expensive, time-consuming and could interrupt our business operations, HGT decided to make settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability and the expense for this charge was recorded in 2014.  In late 2014, HGT decided to convert its model from independent contractors to employee drivers in California (the “Conversion”). In early 2016, HGT closed its operations in Southern California.

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

In September 2019, Plaintiffs’ counsel and Hub agreed in principle to settle all claims under both the Robles and Adame matters for $4.8 million, which has been recorded as Accrued other in the Consolidated Balance Sheet and General and administrative costs in the Consolidated Statement of Income and Comprehensive Income for the year ended 2019. The settlements are subject to final court approval.

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

NOTE 17. Accrued Other

Included in Accrued Other on our Consolidated Balance Sheets are accrued chassis costs of $40.8 million and $23.8 million as of December 31, 2020 and 2019, respectively. There were no other items in excess of 5% of total current liabilities that are not shown separately on the Consolidated Balance Sheets.

NOTE 18. Stock Repurchase Plans

On May 23, 2019, our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. We did not purchase any stock under this authorization during the year ended December 31, 2020. We purchased 626,320 shares for $25.0 million under this authorization during the year ended December 31, 2019. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be extended, modified, suspended, or discontinued at any time.

We purchased 148,242 shares for $8.0 million during 2020, 98,260 shares for $4.0 million during 2019 and 87,381 shares for $4.3 million in 2018 related to employee withholding upon vesting of restricted stock. The table below gives information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during 2020:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
1/1/2020 - 1/31/2020	69,146	$52.49	-	$75,002
2/1/2020 - 2/28/2020	2,571	$54.41	-	$75,002
3/1/2020 - 3/31/2020	-	$-	-	$75,002
4/1/2020 - 4/30/2020	2,171	$46.20	-	$75,002
5/1/2020 - 5/31/2020	1,318	$42.80	-	$75,002
6/1/2020 - 6/30/2020	389	$47.01	-	$75,002
7/1/2020 - 7/31/2020	1,647	$50.15	-	$75,002
8/1/2020 - 8/31/2020	123	$54.54	-	$75,002
9/1/2020 - 9/30/2020	126	$51.74	-	$75,002
10/1/2020 - 10/31/2020	435	$52.72	-	$75,002
11/1/2020 - 11/30/2020	1,883	$50.23	-	$75,002
12/1/2020 - 12/31/2020	68,433	$55.58	-	$75,002
Total	148,242	$53.70	-	$75,002

NOTE 19. Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected quarterly financial data each of the quarters in 2020 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2020	2020 (1)	2020 (2)	2020
Year Ended December 31, 2020:
Revenue	$838,859	$779,243	$924,812	$952,730
Gross margin	104,594	107,249	108,035	105,559
Operating income	19,759	20,978	33,917	31,172
Income before provision for income taxes	17,485	18,019	31,558	29,038
Net income	13,236	13,154	24,781	22,388

Earnings per share from net income
Basic	$0.40	$0.40	$0.75	$0.67
Diluted	$0.40	$0.39	$0.74	$0.67

(1)	We donated refrigerated trailers with a carrying value of approximately $5.4 million during the second quarter of 2020 to be used by emergency responders in fighting the COVID-19 pandemic.

(2)	We donated an additional $0.2 million of refrigerated trailers during the third quarter of 2020.

The following table sets forth the selected quarterly financial data for each of the quarters in 2019 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Year Ended December 31, 2019:
Revenue	$932,998	$921,163	$913,275	$900,681
Gross margin	127,289	132,703	135,218	125,860
Operating income	35,589	40,721	37,246	38,864
Income before provision for income taxes	32,866	38,596	35,135	37,273
Net income	23,894	29,217	26,105	27,955

Earnings per share from net income
Basic	$0.71	$0.87	$0.79	$0.85
Diluted	$0.71	$0.87	$0.78	$0.84

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2020, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria), management concluded that our internal control over financial reporting was effective as of December 31, 2020.

On December 9, 2020, we completed the acquisition of NSD. We are currently integrating processes, employees, technologies and operations. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), we excluded NSD from our assessment of our internal control over financial reporting as of December 31, 2020. Management will continue to evaluate our internal controls over financial reporting as we complete our integration. As of December 31, 2020, NSD represented 5.6% of total assets and 7.8% of net assets. For the year ended December 31, 2020, NSD represented 0.3% of revenues and 1.2% of net income.

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

To the Stockholders and the Board of Directors of Hub Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hub Group, Inc (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of NonstopDelivery, LLC (NonstopDelivery), which was acquired on December 9, 2020 and is included in the 2020 consolidated financial statements of the Company and constituted 5.6% and 7.8% of total and net assets, respectively, as of December 31, 2020 and 0.3% and 1.2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of NonstopDelivery.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(b), and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

February 26, 2021

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Information Regarding Directors and Executive Officers.  The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in the 2021 Proxy Statement, which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers appears in Part I of this Annual Report under the caption “Information About Our Executive Officers,” which information under such caption is incorporated herein by reference.

(b)  Code of Business Conduct and Ethics.  We have adopted a Code of Business Conduct and Ethics (“Code”) that applies to all of our employees, officers and Board members. This Code is posted on the “Investors” section of our Internet website at www.hubgroup.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Investor Relations, Hub Group, Inc. 2000 Clearwater Drive Oak Brook, Illinois 60523. We intend to provide any required disclosure of an amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.hubgroup.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

(c)  Procedures for Shareholders to Recommend Director Nominees.  There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors.

(d)  Audit Committee Information.  Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts may be found under the captions “What functions are performed by the Audit, Compensation, and Nominating Committees” and “Does Hub Group have an audit committee financial expert serving on its Audit Committee,” in each case under the heading “Corporate Governance” in the 2021 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” appearing in our 2021 Proxy Statement, which information under such captions is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Equity Compensation Plan Information.  The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of December 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	828,022
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	828,022

(b)  Other Information.  The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2021 Proxy Statement, which information under such caption is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2021 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2021 Proxy Statement, which information under such caption is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2021 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2020 and December 31, 2019

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2020, December 31, 2019 and December 31, 2018

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2020, December 31, 2019 and December 31, 2018

Consolidated Statements of Cash Flows - Years ended December 31, 2020, December 31, 2019 and December 31, 2018

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

None.

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for uncollectible trade accounts

	Balance at	Charged to	Charged to		Balance at
Year Ended	Beginning of	Costs &	Other		End of
December 31:	Year	Expenses	Accounts (1)	Deductions (2)	Year

2020	$6,910,000	$135,000	$1,242,000	$(7,000)	$8,280,000

2019	$6,728,000	$180,000	$5,000	$(3,000)	$6,910,000

2018	$5,996,000	$54,000	$680,000	$(2,000)	$6,728,000

Deferred tax valuation allowance

	Balance at	Charged to	Balance at
Year Ended	Beginning of	Costs &	End of
December 31:	Year	Expenses	Year

2020	$4,713,000	$1,805,000	$6,518,000

2019	$3,128,000	$1,585,000	$4,713,000

2018	$1,681,000	$1,447,000	$3,128,000
(1)	Expected customer account adjustments charged to revenue and write-offs, net of recoveries.
(2)	Represents bad debt recoveries.

On August 31, 2018, Hub sold Mode. In 2018, we adjusted our consolidated financial statements to reflect Mode as a discontinued operation for that year and all prior periods presented. The allowances shown above for 2018 reflect Mode as a discontinued operation. Refer to the Note 4 “Discontinued Operations” for additional information regarding the sale of Mode.

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

21	Subsidiaries of the Registrant

Number	Exhibit

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney (included as part of the signature pages hereto)

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Geoffrey F. DeMartino, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of David P. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2021	HUB GROUP, INC.

	By	/s/ DAVID P. YEAGER
David P. Yeager
Chairman and Chief Executive Officer

We, the undersigned directors and officers of the registrant, hereby severally constitute David P. Yeager and Geoffrey F. DeMartino, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager	Chairman and Chief Executive Officer	February 26, 2021
David P. Yeager

/s/ Geoffrey F. DeMartino	Executive Vice President, Chief Financial Officer, and	February 26, 2021
Geoffrey F. DeMartino	Treasurer

/s/ Kevin W. Beth	Executive Vice President and Chief Accounting Officer	February 26, 2021
Kevin W. Beth

/s/ Charles R. Reaves	Director	February 26, 2021
Charles R. Reaves

/s/ Martin P. Slark	Director	February 26, 2021
Martin P. Slark

/s/ Jonathan P. Ward	Director	February 26, 2021
Jonathan P. Ward

/s/ James C. Kenny	Director	February 26, 2021
James C. Kenny

/s/ Peter B. McNitt	Director	February 26, 2021
Peter B. McNitt

/s/ Mary H. Boosalis	Director	February 26, 2021
Mary H. Boosalis

/s/ Jenell Ross	Director	February 26, 2021
Jenell Ross