Form 10-Q
period 2021-03-31
Hub Group, Inc.
filed 2021-05-07
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021 or

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

On April 30, 2021, the registrant had 33,764,632 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$226,264	$124,506
Accounts receivable trade, net	507,377	518,975
Other receivables	3,364	1,265
Prepaid taxes	985	1,336
Prepaid expenses and other current assets	17,898	26,753
TOTAL CURRENT ASSETS	755,888	672,835

Restricted investments	21,735	23,353
Property and equipment, net	641,858	671,101
Right-of-use assets - operating leases	42,859	43,573
Right-of-use assets - financing leases	2,973	3,557
Other intangibles, net	150,857	163,953
Goodwill, net	520,592	508,555
Other assets	18,005	18,469
TOTAL ASSETS	$2,154,767	$2,105,396

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$317,798	$285,320
Accounts payable other	17,019	12,680
Accrued payroll	33,395	23,044
Accrued other	111,942	102,613
Lease liability - operating leases	10,233	10,093
Lease liability - financing leases	1,023	1,793
Current portion of long term debt	89,531	93,562
TOTAL CURRENT LIABILITIES	580,941	529,105

Long term debt	154,341	176,797
Non-current liabilities	41,085	42,910
Lease liability - operating leases	35,037	36,328
Lease liability - financing leases	6	8
Deferred taxes	166,856	162,325

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2021 and 2020	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2021 and 2020; 33,755,036 shares outstanding in 2021 and 33,549,708 shares outstanding in 2020	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2021 and 2020	7	7
Additional paid-in capital	182,005	186,058
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,270,390	1,253,160
Accumulated other comprehensive loss	(201)	(191)
Treasury stock; at cost, 7,469,756 shares in 2021 and 7,675,084 shares in 2020	(260,654)	(266,065)
TOTAL STOCKHOLDERS' EQUITY	1,176,501	1,157,923
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,154,767	$2,105,396

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months
	Ended March 31,
	2021	2020

Revenue	$919,553	$838,859
Transportation costs	810,806	734,265
Gross margin	108,747	104,594

Costs and expenses:
Salaries and benefits	56,951	50,876
General and administrative	19,243	26,336
Depreciation and amortization	8,502	7,623
Total costs and expenses	84,696	84,835

Operating income	24,051	19,759

Other income (expense):
Interest expense	(1,905)	(2,455)
Interest and dividend income	1	403
Other expense, net	(93)	(222)
Total other expense	(1,997)	(2,274)

Income before provision for income taxes	22,054	17,485

Provision for income taxes	4,824	4,249

Net income	17,230	13,236

Other comprehensive income:
Foreign currency translation adjustments	(10)	(134)

Total comprehensive income	$17,220	$13,102

Basic earnings per common share	$0.52	$0.40

Diluted earnings per common share	$0.51	$0.40

Basic weighted average number of shares outstanding	33,419	33,159
Diluted weighted average number of shares outstanding	33,775	33,488

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2019	41,887,088	$419	$179,637	$(15,458)	$1,179,601	$(186)	(7,870,888)	$(268,734)	$1,075,279
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(71,717)	(3,769)	(3,769)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,364)	-	-	-	262,100	8,364	-
Share-based compensation expense	-	-	4,097	-	-	-	-	-	4,097
Net income	-	-	-	-	13,236	-	-	-	13,236
Foreign currency translation adjustment	-	-	-	-	-	(134)	-	-	(134)
Balance March 31, 2020	41,887,088	$419	$175,370	$(15,458)	$1,192,837	$(320)	(7,680,505)	$(264,139)	$1,088,709

Balance December 31, 2020	41,887,088	$419	$186,058	$(15,458)	$1,253,160	$(191)	(7,675,084)	$(266,065)	$1,157,923
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(65,979)	(3,759)	(3,759)
Issuance of restricted stock awards, net of forfeitures	-	-	(9,170)	-	-	-	271,307	9,170	-
Share-based compensation expense	-	-	5,117	-	-	-	-	-	5,117
Net income	-	-	-	-	17,230	-	-	-	17,230
Foreign currency translation adjustment	-	-	-	-	-	(10)	-	-	(10)
Balance March 31, 2021	41,887,088	$419	$182,005	$(15,458)	$1,270,390	$(201)	(7,469,756)	$(260,654)	$1,176,501

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net Income	$17,230	$13,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,111	30,576
Deferred taxes	4,325	696
Compensation expense related to share-based compensation plans	5,117	4,097
(Gain) loss on sale of assets	(1,924)	121
Other operating activities	-	240
Changes in operating assets and liabilities, net of acquisition:
Restricted investments	1,618	4,409
Accounts receivable, net	8,389	(9,480)
Prepaid taxes	350	(50)
Prepaid expenses and other current assets	8,825	9,054
Other assets	(189)	(477)
Accounts payable	36,820	19,657
Accrued expenses	18,695	(28,551)
Non-current liabilities	(3,994)	(2,875)
Net cash provided by operating activities	127,373	40,653

Cash flows from investing activities:
Proceeds from sale of equipment	14,933	497
Purchases of property and equipment	(9,522)	(25,467)
Net cash provided by (used in) investing activities	5,411	(24,970)

Cash flows from financing activities:
Repayments of long-term debt	(33,381)	(24,373)
Stock withheld for payments of withholding taxes	(3,759)	(3,769)
Finance lease payments	(772)	(747)
Proceeds from issuance of debt	6,894	121,444
Net cash (used in) provided by financing activities	(31,018)	92,555

Effect of exchange rate changes on cash and cash equivalents	(8)	(87)

Net increase in cash and cash equivalents	101,758	108,151
Cash and cash equivalents beginning of the period	124,506	168,729
Cash and cash equivalents end of the period	$226,264	$276,880

Supplemental disclosures of cash paid for:
Interest	$2,005	$2,563
Income taxes	$317	$355

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2021 and results of operations for the three months ended March 31, 2021 and 2020.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality. Certain prior year immaterial amounts have been reclassified in Note 4, Revenue from Contracts with Customers, to conform with the current year presentation.

NOTE 2. Acquisition

On December 9, 2020, we acquired 100% of the equity interest of NonstopDelivery, LLC ("NSD"). Total consideration for the transaction was $104.6 million which consisted of cash paid of $89.7 million, the settlement of Hub’s accounts receivable due from NSD of $14.8 million and the true-up of certain post-closing activities of $0.1 million.

The acquisition of NSD expanded our logistics service offering to include residential last mile logistics. NSD operates through a non-asset business model, working with a network of over 170 carriers throughout the country. The financial results of NSD since the acquisition date are included in our logistics line of business.

The initial accounting for the acquisition of NSD is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets. In addition, the Company is in the process of reviewing the applicable future cash flows used in determining the purchase accounting. Finally, certain post-closing activities outlined in the acquisition agreement remain incomplete. As a result, the amounts recorded in the consolidated financial statements related to the NSD acquisition are preliminary and the measurement period remains open. The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

December 9, 2020
Cash and cash equivalents	$4,829
Accounts receivable trade	26,250
Prepaid expenses and other current assets	207
Property and equipment	1,018
Right of use assets - operating leases	1,295
Goodwill, net	36,388
Other intangibles	47,700
Other assets	42
Total assets acquired	$117,729

Accounts payable trade	$9,972
Accrued payroll	1,324
Accrued other	578
Lease liability - operating leases short-term	373
Lease liability - operating leases long-term	922
Total liabilities assumed	$13,169

Total consideration	$104,560

Cash paid, net	$84,845

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

The following table presents the carrying amount of goodwill (in thousands):

Total
Balance at January 1, 2021	$508,555
Acquisition	12,073
Other	(36)
Balance at March 31, 2021	$520,592

The changes noted as "acquisition" in the above table refer to purchase accounting adjustments related to the NSD acquisition.

The changes noted as "other" in the above table refer to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

Tax history and attributes are not inherited in an equity purchase of this kind; however, the goodwill and other intangibles recognized in this purchase will be fully tax deductible over a period of 15 years.

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	March 31, 2021	Life
Customer relationships	$46,200	$1,027	$45,173	15 years
Agent relationships	$600	$50	$550	4 years
Trade name	$900	$200	$700	18 months

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the three months ended March 31, 2021 was $0.8 million. The intangible assets have a weighted average useful life of approximately 14.33 years. Amortization expense related to NSD for the next five years is as follows (in thousands):

Total
Remainder of 2021	$2,873
2022	3,480
2023	3,230
2024	3,218
2025	3,080

The following unaudited pro forma consolidated results of operations present the effects of NSD as though it had been acquired as of January 1, 2020 (in thousands, except for per share amounts):

Three Months Ended
March 31, 2020
Revenue	$854,960
Net income	$13,789
Earnings per share
Basic	$0.42
Diluted	$0.41

The unaudited pro forma consolidated results for the periods shown were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and NSD. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the acquisition on January 1, 2020.

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2021	2020

Net income for basic and diluted earnings per share	$17,230	$13,236

Weighted average shares outstanding - basic	33,419	33,159

Dilutive effect of restricted stock	356	329

Weighted average shares outstanding - diluted	33,775	33,488

Earnings per share - basic	$0.52	$0.40

Earnings per share - diluted	$0.51	$0.40

NOTE 4. Revenue from Contracts with Customers

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

The following table summarizes our disaggregated revenue by business line (in thousands):

	Three Months Ended March 31,
	2021	2020
Intermodal	$506,004	$478,034
Logistics	217,035	200,202
Truck brokerage	127,262	98,017
Dedicated	69,252	62,606
Total revenue	$919,553	$838,859

NOTE 5.  Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and borrowings under our revolving line of credit approximated fair value as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, the fair value of the Company’s fixed-rate borrowings was $4.1 million and $6.1 million more than the historical carrying value of $243.9 million and $270.4 million, respectively. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of March 31, 2021 and December 31, 2020, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (DDAs), savings accounts and an interest bearing checking account.

Restricted investments included $21.7 million and $23.4 million as of March 31, 2021 and December 31, 2020, respectively, of mutual funds which are reported at fair value.   These investments relate to our nonqualified deferred compensation plan.

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

NOTE 6. Long-Term Debt and Financing Arrangements

On July 1, 2017, we entered into a $350 million unsecured credit agreement (the “Credit Agreement”) that matures on July 1, 2022. At March 31, 2021, we had standby letters of credit that expire at various dates in 2021. As of March 31, 2021, our letters of credit were $37.4 million.

Our unused and available borrowings were $312.6 million as of March 31, 2021 and $312.3 million as of December 31, 2020. We were in compliance with our debt covenants as of March 31, 2021 and December 31, 2020.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers and containers. The Notes are secured by the underlying equipment financed with the proceeds from the Notes.

	March 31,	December 31,
	2021	2020
	(in thousands)

Interim funding for equipment received and expected to be converted to an equipment note in subsequent period; interest paid at a variable rate	$2,265	$8,902

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate of 1.72%	13,529	-

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	70,749	74,494

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	46,042	49,920

Secured Equipment Notes due on various dates in 2023 commencing on various dates in 2016 through 2019; interest is paid monthly at a fixed annual rate of between 2.20% and 4.20%	93,331	112,668

Secured Equipment Notes due on various dates in 2022 commencing on various dates in 2015 through 2017; interest is paid monthly at a fixed annual rate between 2.20% and 2.90%	7,840	8,943

Secured Equipment Notes due on various dates in 2021 commencing on various dates in 2014 through 2017; interest is paid monthly at a fixed annual rate between 2.02% and 2.96%	10,116	15,432

	243,872	270,359

Less current portion	(89,531)	(93,562)
Total long-term debt	$154,341	$176,797

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

Although the Company believes that the California drivers were properly classified as independent contractors at all times because litigation is expensive, time-consuming and could interrupt our business operations, HGT made settlement offers to individual drivers with respect to the claims alleged in this lawsuit, without admitting liability.  In late 2014, HGT converted its model from independent contractors to employee drivers in California. In early 2016, HGT closed its operations in Southern California.

Adame

On August 5, 2015, a suit was filed in state court in San Bernardino County, California on behalf of 63 named plaintiffs against HGT and five Company employees. The lawsuit alleges claims similar to those being made in the Robles case and seeks monetary penalties under the Private Attorneys General Act.

In September 2019, the Plaintiffs’ counsel and Hub agreed in principle to settle all claims under both the Robles and Adame matters for $4.8 million, which was recorded in the third quarter of 2019 and is included in Accrued other on the accompanying Consolidated Balance Sheet. The settlements are subject to final court approval.

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

NOTE 8. New Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis differences in an investment, among other updates. We adopted this standard on January 1, 2021, as required, but it did not have a material impact on our consolidated financial statements.

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

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. All forward-looking statements made by us in this report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those identified in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”), include the following, either in their own right or as they may be affected, either individually, or in the aggregate, by the ongoing effects of the COVID-19 outbreak:

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
•
losses sustained on insured matters where the liability materially exceeds available insurance proceeds; and
•
disruptions due to adverse weather conditions.

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

As an intermodal provider, we arrange for the movement of our customers’ freight in containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our Hub Group Trucking ("HGT") subsidiary and third-party local trucking companies.

For the three months ended March 31, 2021, HGT accounted for approximately 53% of Hub’s drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers. As of March 31, 2021, HGT leased or owned approximately 1,500 tractors and 200 trailers, employed approximately 1,500 drivers and contracted with approximately 900 owner-operators.

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

Our dedicated service line contracts with customers who seek to outsource a portion of their trucking transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment. Our dedicated operation currently operates a fleet of approximately 1,100 tractors and 4,600 trailers at 60 locations throughout the U.S. As of March 31, 2021, our dedicated operation employed approximately 1,300 drivers.

We employ sales and marketing representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them.

Our multimodal solutions group works with pricing, account management and operations to enhance our profit margins across all lines of business. We are working on margin enhancement projects including pricing optimization, matching of inbound and outbound loads, reducing empty miles, improving the retention of our drivers, improving our recovery of accessorial costs, optimizing our drayage costs, enhancing our procurement strategy, reducing repositioning costs, providing holistic solutions and reviewing and improving low profit freight.

Hub’s top 50 customers represent approximately 71% of revenue for the three months ended March 31, 2021. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended March 31,
	2021	2020
Intermodal	$506,004	$478,034
Logistics	217,035	200,202
Truck brokerage	127,262	98,017
Dedicated	69,252	62,606
Total revenue	$919,553	$838,859

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2021		2020
Revenue	$919,553	100.0%	$838,859	100.0%
Transportation costs	810,806	88.2%	734,265	87.5%
Gross margin	108,747	11.8%	104,594	12.5%

Costs and expenses:
Salaries and benefits	56,951	6.2%	50,876	6.1%
General and administrative	19,243	2.1%	26,336	3.1%
Depreciation and amortization	8,502	0.9%	7,623	0.9%
Total costs and expenses	84,696	9.2%	84,835	10.1%

Operating income	$24,051	2.6%	$19,759	2.4%

Revenue

Revenue increased 9.6% to $919.6 million in 2021 from $838.9 million in 2020. Intermodal revenue increased 6% to $506 million primarily due to a 2% increase in volume as well as higher pricing. Logistics revenue increased 8% to $217 million primarily due to growth of our retail supplier solutions services and the contribution of NSD, partially offset by the impact of lost customers. Truck brokerage revenue increased 30% to $127 million due to a 36% increase in revenue per load (price, fuel, and mix), partially offset by a 6% decrease in volume. Dedicated revenue increased 11% to $69 million primarily due to growth with new and existing accounts, partially offset by business we exited.

Transportation Costs

Transportation costs increased 10.4% to $810.8 million in 2021 from $734.3 million in 2020. Transportation costs in 2021 consisted of purchased transportation costs of $647.5 million and equipment and driver related costs of $163.3 million. In 2020, purchased transportation costs were $568.7 million and equipment and driver related costs were $165.5 million. The 13.8% increase in purchased transportation costs was primarily due to increased usage, capacity constraints in the market which resulted in higher costs and an increase in intermodal volume, partially offset by a decrease in truck brokerage volume. Equipment and driver related costs decreased 1.3% in 2021 primarily due to lower driver costs and decreased equipment depreciation expense, partially offset by an increase in repairs and maintenance expense.

Gross Margin

Gross margin increased 4.0% to $108.7 million in 2021 from $104.6 million in 2020. As a percentage of revenue, gross margin decreased to 11.8% in 2021 from 12.5% in 2020. The $4.2 million gross margin increase was the result of increases in Logistics, Truck Brokerage, and Dedicated, partially offset by a decrease in Intermodal. Intermodal gross margin decreased primarily due to increased purchased transportation costs, the impact of winter storms and higher equipment repositioning costs, partially offset by a 2.1% increase in volume and improved pricing to customers. Intermodal gross margin as a percentage of revenue decreased 190 basis points. Logistics gross margin increased primarily due to actions we have taken to improve profitability, higher revenue, and the contribution of NSD, partially offset by higher warehousing costs. Logistics gross margin as a percentage of revenue increased 180 basis points. Truck brokerage gross margin increased primarily due to revenue per load growth in both contractual and transactional freight, partially offset by the impact of higher purchased transportation costs. Truck brokerage gross margin as a percentage of revenue decreased 110 basis points. Dedicated gross margin increased primarily due to our profit improvement actions and growth in revenue, partially offset by higher driver costs. Dedicated gross margin as a percentage of revenue decreased 90 basis points.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits increased to $57.0 million in 2021 from $50.9 million in 2020. As a percentage of revenue, salaries and benefits increased to 6.2% in 2021 from 6.1% in 2020.

The salaries and benefits increase of $6.1 million is primarily due to the addition of NSD, as well as increases in incentive compensation of $6.7 million, restricted stock and payroll tax expense of $0.6 million each, and $0.3 million of commission expense. These increases were partially offset by a reduction in severance expense.

Headcount as of March 31, 2021 and 2020 was 1,958 and 1,971, respectively, which excludes drivers, as driver costs are included in transportation costs. The decrease in headcount is primarily due to technology driven efficiencies and improved processes, partially offset by the addition of NSD employees.

General and Administrative

General and administrative expenses decreased to $19.2 million in 2021 from $26.3 million in 2020. These expenses, as a percentage of revenue, decreased to 2.1% in 2021 from 3.1% in 2020. The decrease of $7.1 million in general and administrative was primarily due to a $3.4 million decrease in professional services primarily related to decreased legal expenses and completion of consulting projects, a $2.0 million net increase in gain on sale of property and equipment, and a $1.1 million decrease in travel, meals and entertainment, partially offset by additional costs from NSD.

Depreciation and Amortization

Depreciation and amortization increased to $8.5 million in 2021 from $7.6 million 2020. This expense as a percentage of revenue was consistent from 2020 to 2021 at 0.9% of revenue. This increase was related primarily to the amortization of the NSD other intangibles.

Other Income (Expense)

Other expense decreased to $2.0 million in 2021 from $2.3 million in 2020 due to lower interest expense on debt related to equipment purchases.

Provision for Income Taxes

The provision for income taxes increased to $4.8 million in 2021 from $4.2 million in 2020. We provided for income taxes using an effective rate of 21.9% in 2021 and an effective rate of 24.3% in 2020. The 2021 effective tax rate was lower primarily due to the expiration of a statute of limitations causing the reversal of unrecognized tax benefits in the first quarter of 2021.

Net Income

Net income increased to $17.2 million in 2021 from $13.2 million in 2020 due primarily to increased gross margin, lower costs and expenses and a lower provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2021, we funded operations, capital expenditures, finance leases, repayments of debt and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand. We believe that our cash, cash flows from operations and borrowings available under our credit agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the three months ended March 31, 2021 was $127.4 million, which resulted primarily from changes in operating assets and liabilities of $70.5 million, non-cash charges of $39.7 million and net income of $17.2 million.

Cash provided by operating activities increased $86.7 million in 2021 versus 2020. The increase was due to a positive change of $78.8 million in operating assets and liabilities, a $4.0 million increase in net income and a $3.9 million increase in non-cash items.

The increase in the change of operating assets and liabilities of $78.8 million was caused by increases in the change of accrued expenses of $47.2 million, accounts receivable of $17.9 million, accounts payable of $17.1 million, prepaid taxes of $0.4 million and other assets of $0.3 million, partially offset by decreases in restricted investments of $2.8 million, non-current liabilities of $1.1 million and prepaid expenses of $0.2 million. The positive change in non-cash items of $3.9 million was due to increases in deferred taxes of $3.6 million, depreciation and amortization of $1.5 million and compensation expense related to stock-based compensation plans of $1.0 million. These increases were partially offset by gains on the sale of fixed assets of $2.0 million in 2021 and a decrease in other operating activities of $0.2 million.

Net cash provided by investing activities for the three months ended March 31, 2021 was $5.4 million. Proceeds from the sale of equipment were $14.9 million. Capital expenditures of $9.5 million related primarily to technology investments of $4.6 million, tractors of $2.6 million, trailers of $2.1 million and the remainder for leasehold improvements.

Net cash used in investing activities for the quarter ended March 31, 2020 was $25.0 million. The change from net cash used in investing activities in 2020 to net cash provided by investing activities in 2021 of $30.4 million was due primarily to a decrease in capital expenditures of $16.0 million related primarily to fewer purchases in 2021 of containers, trailers, technology development and construction of a new building on our corporate headquarters campus and the increase in proceeds from the sale of equipment of $14.4 million in 2021.

We estimate capital expenditures for the remainder of 2021 will range from $155 million to $165 million and will primarily consist of purchases for tractors, trailers and containers to support growth in our business, as well as technology investments. We plan to fund these expenditures with a combination of cash and debt.

The net cash used in financing activities for the three months ended March 31, 2021 of $31.0 million resulted from the repayment of long-term debt of $33.4 million, stock withheld for payments of withholding taxes of $3.7 million and finance lease payments of $0.8 million, partially offset by proceeds from the issuance of long-term debt of $6.9 million.

Net cash provided by financing activities for the quarter ended March 31, 2020 was $92.6 million. The change from net cash provided by financing activities in 2020 to net cash used in financing activities in 2021 of $123.6 million was primarily due to a decrease of proceeds from the issuance of debt of $114.6 million, including the $100.0 million borrowed under our revolving line of credit in the first quarter of 2020, and an increase in the repayment of long-term debt of $9.0 million.

As a result of anticipated favorable timing differences, primarily related to depreciation, we expect our cash paid for income taxes in 2021 to be less than our income tax expense.

We have standby letters of credit that expire in 2021. As of March 31, 2021, our letters of credit were $37.4 million.

Our unused and available borrowings were $312.6 million as of March 31, 2021 and $312.3 million as of December 31, 2020. We were in compliance with our debt covenants as of March 31, 2021 and December 31, 2020.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of March 31, 2021 from that presented in our 2020 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of March 31, 2021, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 9, 2020, we completed the acquisition of NSD.  We are currently integrating processes, employees, technologies and operations.  Management will continue to evaluate our internal controls over financial reporting as we complete our integration.

PART II. Other Information

Item 1. Legal Proceedings

During the three months ended March 31, 2021, there have been no material developments from the legal proceedings disclosed in our 2020 10-K.

Item 1A. Risk Factors

Investing in shares of our stock involves certain risks, including those identified and described in Part I, Item 1A of our 2020 10-K, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Forward-Looking Information” in Part I, Item 2 of this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2019, our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. We made no purchases under this authorization during the first quarter of 2021 and 2020. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

We purchased 65,979 shares for $3.8 million during the first quarter of 2021 and 71,717 shares for $3.8 million during the first quarter of 2020 related to employee withholding upon vesting of restricted stock. The table below gives information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the first quarter of 2021:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
1/1/2021 - 1/31/2021	63,349	$57.00	-	$75,002
2/1/2021 - 2/28/2021	2,630	$56.29	-	$75,002
3/1/2021 - 3/31/2021	-	$-	-	$75,002
Total	65,979	$56.97	-	$75,002

Item 6. Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Geoffrey F. DeMartino, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.
101

Interactive data files for the following financial statements and footnotes from the Hub Group, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL: (i) Consolidated Balance Sheets; (ii) Unaudited Consolidated Statements of Income and Other Comprehensive Income; (iii) Unaudited Consolidated Statements of Stockholders Equity; (iv) Cash Flows Unaudited Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (formatted in Inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	May 7, 2021	/s/ Geoffrey F. DeMartino
Geoffrey F. DeMartino
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)