Form 10-Q
period 2021-06-30
Hub Group, Inc.
filed 2021-08-06
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021 or

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

On July 30, 2021, the registrant had 33,709,310 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $0.1 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$246,021	$124,506
Accounts receivable trade, net	533,198	518,975
Other receivables	4,283	1,265
Prepaid taxes	1,731	1,336
Prepaid expenses and other current assets	14,483	26,753
TOTAL CURRENT ASSETS	799,716	672,835

Restricted investments	23,305	23,353
Property and equipment, net	632,236	671,101
Right-of-use assets - operating leases	42,191	43,573
Right-of-use assets - financing leases	2,337	3,557
Other intangibles, net	146,724	163,953
Goodwill, net	522,360	508,555
Other assets	17,350	18,469
TOTAL ASSETS	$2,186,219	$2,105,396

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$331,836	$285,320
Accounts payable other	37,478	12,680
Accrued payroll	35,492	23,044
Accrued other	87,934	102,613
Lease liability - operating leases	10,400	10,093
Lease liability - financing leases	2,222	1,793
Current portion of long-term debt	86,868	93,562
TOTAL CURRENT LIABILITIES	592,230	529,105

Long-term debt	143,101	176,797
Non-current liabilities	42,805	42,910
Lease liability - operating leases	33,898	36,328
Lease liability - financing leases	187	8
Deferred taxes	166,922	162,325

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2021 and 2020	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2021 and 2020; 33,705,051 shares outstanding in 2021 and 33,549,708 shares outstanding in 2020	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2021 and 2020	7	7
Additional paid-in capital	186,210	186,058
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,296,982	1,253,160
Accumulated other comprehensive loss	(176)	(191)
Treasury stock; at cost, 7,519,741 shares in 2021 and 7,675,084 shares in 2020	(260,901)	(266,065)
TOTAL STOCKHOLDERS' EQUITY	1,207,076	1,157,923
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,186,219	$2,105,396

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Revenue	$981,320	$779,243	$1,900,873	$1,618,102
Transportation costs	860,759	671,994	1,671,565	1,406,259
Gross margin	120,561	107,249	229,308	211,843

Costs and expenses:
Salaries and benefits	54,375	49,676	111,326	100,552
General and administrative	20,370	28,970	39,613	55,306
Depreciation and amortization	8,868	7,625	17,370	15,248
Total costs and expenses	83,613	86,271	168,309	171,106

Operating income	36,948	20,978	60,999	40,737

Other income (expense):
Interest expense	(1,859)	(3,006)	(3,764)	(5,461)
Other, net	(192)	47	(284)	228
Total other expense	(2,051)	(2,959)	(4,048)	(5,233)

Income before provision for income taxes	34,897	18,019	56,951	35,504

Income tax expense	8,305	4,865	13,129	9,114

Net income	26,592	13,154	43,822	26,390

Other comprehensive income:
Foreign currency translation adjustments	25	37	15	(97)

Total comprehensive income	$26,617	$13,191	$43,837	$26,293

Basic earnings per common share	$0.80	$0.40	$1.31	$0.80

Diluted earnings per common share	$0.78	$0.39	$1.30	$0.79

Basic weighted average number of shares outstanding	33,428	33,171	33,423	33,165
Diluted weighted average number of shares outstanding	33,879	33,455	33,827	33,472

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			in Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Treasury Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance March 31, 2020	41,887,088	$419	$175,370	$(15,458)	$1,192,837	$(320)	(7,680,505)	$(264,139)	$1,088,709
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(3,878)	(175)	(175)
Issuance of restricted stock awards, net of forfeitures	-	-	(568)	-	-	-	(22,255)	568	-
Share-based compensation expense	-	-	4,112	-	-	-	-	-	4,112
Net income	-	-	-	-	13,154	-	-	-	13,154
Foreign currency translation adjustment	-	-	-	-	-	37	-	-	37
Balance June 30, 2020	41,887,088	$419	$178,914	$(15,458)	$1,205,991	$(283)	(7,706,638)	$(263,746)	$1,105,837

Balance March 31, 2021	41,887,088	$419	$182,005	$(15,458)	$1,270,390	$(201)	(7,469,756)	$(260,654)	$1,176,501
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(3,229)	(214)	(214)
Issuance of restricted stock awards, net of forfeitures	-	-	33	-	-	-	(46,756)	(33)	-
Share-based compensation expense	-	-	4,172	-	-	-	-	-	4,172
Net income	-	-	-	-	26,592	-	-	-	26,592
Foreign currency translation adjustment	-	-	-	-	-	25	-	-	25
Balance June 30, 2021	41,887,088	$419	$186,210	$(15,458)	$1,296,982	$(176)	(7,519,741)	$(260,901)	$1,207,076

Balance December 31, 2019	41,887,088	$419	$179,637	$(15,458)	$1,179,601	$(186)	(7,870,888)	$(268,734)	$1,075,279
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(75,595)	(3,944)	(3,944)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,932)	-	-	-	239,845	8,932	-
Share-based compensation expense	-	-	8,209	-	-	-	-	-	8,209
Net income	-	-	-	-	26,390	-	-	-	26,390
Foreign currency translation adjustment	-	-	-	-	-	(97)	-	-	(97)
Balance June 30, 2020	41,887,088	$419	$178,914	$(15,458)	$1,205,991	$(283)	(7,706,638)	$(263,746)	$1,105,837

Balance December 31, 2020	41,887,088	$419	$186,058	$(15,458)	$1,253,160	$(191)	(7,675,084)	$(266,065)	$1,157,923
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(69,208)	(3,973)	(3,973)
Issuance of restricted stock awards, net of forfeitures	-	-	(9,137)	-	-	-	224,551	9,137	-
Share-based compensation expense	-	-	9,289	-	-	-	-	-	9,289
Net income	-	-	-	-	43,822	-	-	-	43,822
Foreign currency translation adjustment	-	-	-	-	-	15	-	-	15
Balance June 30, 2021	41,887,088	$419	$186,210	$(15,458)	$1,296,982	$(176)	(7,519,741)	$(260,901)	$1,207,076

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net Income	$43,822	$26,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,033	61,759
Deferred taxes	4,428	4,989
Compensation expense related to share-based compensation plans	9,289	8,209
(Gain) loss on sale of assets	(4,033)	96
Other operating activities	-	5,626
Changes in operating assets and liabilities:
Restricted investments	48	1,640
Accounts receivable, net	(20,088)	(2,392)
Prepaid taxes	(395)	(83)
Prepaid expenses and other current assets	12,231	10,350
Other assets	(316)	(637)
Accounts payable	71,314	4,989
Accrued expenses	(1,652)	(9,440)
Non-current liabilities	(4,762)	21
Net cash provided by operating activities	173,919	111,517

Cash flows from investing activities:
Proceeds from sale of equipment	19,912	521
Purchases of property and equipment	(26,337)	(49,271)
Cash used in acquisition	(90)	-
Net cash used in investing activities	(6,515)	(48,750)

Cash flows from financing activities:
Proceeds from issuance of debt	17,464	127,462
Repayments of long-term debt	(57,854)	(150,282)
Stock withheld for payments of withholding taxes	(3,973)	(3,944)
Finance lease payments	(1,524)	(1,493)
Net cash used in financing activities	(45,887)	(28,257)

Effect of exchange rate changes on cash and cash equivalents	(2)	(66)

Net increase in cash and cash equivalents	121,515	34,444
Cash and cash equivalents beginning of the period	124,506	168,729
Cash and cash equivalents end of the period	$246,021	$203,173

Supplemental disclosures of cash paid for:
Interest	$3,883	$5,323
Income taxes	$11,375	$822

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2021 and results of operations for the three and six months ended June 30, 2021 and 2020.

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

Note 2. Acquisition

On December 9, 2020, we acquired 100% of the equity interest of NonstopDelivery, LLC ("NSD"). Total consideration for the transaction was $105.9 million which consisted of cash paid of $89.8 million, of which $0.1 million was paid in the second quarter of 2021 as part of the post-closing true-up, and the settlement of Hub’s accounts receivable due from NSD of $16.1 million.

The acquisition of NSD expanded our logistics service offering to include residential last mile logistics. NSD operates through a non-asset business model, working with a network of over 170 carriers throughout the country. The financial results of NSD since the acquisition date are included in our logistics line of business.

The following table summarizes the total purchase price allocated to the net assets acquired and liabilities assumed as of the date of acquisition (in thousands):

December 9, 2020
Cash and cash equivalents	$4,775
Accounts receivable trade	25,927
Prepaid expenses and other current assets	207
Property and equipment	1,018
Right of use assets - operating leases	1,295
Goodwill, net	38,156
Other intangibles	47,700
Other assets	14
Total assets acquired	$119,092

Accounts payable trade	$9,972
Accrued payroll	1,324
Accrued other	578
Lease liability - operating leases short-term	373
Lease liability - operating leases long-term	922
Total liabilities assumed	$13,169

Total consideration	$105,923

Cash paid, net	$84,989

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

The following table presents the carrying amount of goodwill (in thousands):

Total
Balance at January 1, 2021	$508,555
Acquisition	13,841
Other	(36)
Balance at June 30, 2021	$522,360

The changes noted as "acquisition" in the above table refer to adjustments to other intangibles, property and equipment and other immaterial purchase accounting adjustments related to the NSD acquisition.

The changes noted as "other" in the above table refer to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

Tax history and attributes are not inherited in an equity purchase of this kind; however, the goodwill and other intangibles recognized in this purchase will be fully tax deductible over a period of 15 years.

The components of “Other intangibles” listed in the above table as of the acquisition date are summarized as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	June 30, 2021	Life
Customer relationships	$46,200	$1,796	$44,404	15 years
Agent relationships	$600	$88	$512	4 years
Trade name	$900	$350	$550	18 months

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the three and six months ended June 30, 2021 was $1.0 million and $1.8 million. The intangible assets have a weighted average useful life of approximately 14.13 years.  Amortization expense related to NSD for the next five years is as follows (in thousands):

Total
Remainder of 2021	$1,915
2022	3,480
2023	3,230
2024	3,218
2025	3,080

The following unaudited pro forma consolidated results of operations present the effects of NSD as though it had been acquired as of January 1, 2020 (in thousands, except for per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Revenue	$800,868	$1,655,827
Net income	$15,946	$29,735
Earnings per share
Basic	$0.48	$0.90
Diluted	$0.48	$0.89

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income for basic and diluted earnings per share	$26,592	$13,154	$43,822	$26,390

Weighted average shares outstanding - basic	33,428	33,171	33,423	33,165

Dilutive effect of restricted stock	451	284	404	307

Weighted average shares outstanding - diluted	33,879	33,455	33,827	33,472

Earnings per share - basic	$0.80	$0.40	$1.31	$0.80

Earnings per share - diluted	$0.78	$0.39	$1.30	$0.79

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

Logistics. Hub’s logistics operation offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include small parcel, heavyweight, expedited, less-than-truckload, truckload, intermodal, last mile delivery, railcar and international shipping. We leverage proprietary technology along with collaborative relationships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer-packaged goods clients. We contract with third-party warehouse providers in seven markets across North America to which our customers ship their goods to be stored and eventually consolidated, along with goods from other customers into full truckload shipments destined to major North American retailers. These services offer our customers shipment visibility, transportation cost savings, high service levels and compliance with retailers’ increasingly stringent supply chain requirements

On December 9, 2020, we acquired NSD. NSD provides residential last mile delivery services through a non-asset business model, working with a network of over 170 carriers throughout the country. The financial results of NSD since the acquisition are included in our logistics line of business.

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

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Intermodal	$550,185	$447,126	$1,056,189	$925,160
Logistics	222,449	177,293	439,484	377,495
Truck brokerage	139,991	86,675	267,253	184,692
Dedicated	68,695	68,149	137,947	130,755
Total revenue	$981,320	$779,243	$1,900,873	$1,618,102

NOTE 5. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the fair value of the Company’s fixed-rate borrowings was $3.0 million and $6.1 million more than the historical carrying value of $230.0 million and $270.4 million, respectively. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of June 30, 2021 and December 31, 2020, our cash is with high quality financial institutions in demand deposit accounts, savings accounts and an interest-bearing checking account.

Restricted investments included $23.3 million and $23.4 million as of June 30, 2021 and December 31, 2020, respectively, of mutual funds which are reported at fair value. These investments relate to our nonqualified deferred compensation plan.

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

NOTE 6. Long-Term Debt and Financing Arrangements

On July 1, 2017, we entered into a $350 million unsecured credit agreement (the “Credit Agreement”) that matures on July 1, 2022. At June 30, 2021, we had standby letters of credit that expire at various dates in 2021 and 2022. As of June 30, 2021, our letters of credit were $37.4 million.

Our unused and available borrowings were $312.6 million as of June 30, 2021 and $312.3 million as of December 31, 2020. We were in compliance with our debt covenants as of June 30, 2021 and December 31, 2020.

We have entered into various Equipment Notes (“Notes”) to fund the purchase of tractors, trailers, containers and other equipment. The Notes are secured by the underlying equipment financed with proceeds from the Notes.

	June 30,	December 31,
	2021	2020
	(in thousands)

Interim funding for equipment received and expected to be converted to an equipment note in subsequent period; interest paid at a variable rate	8,656	8,902

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.72% and 1.83%	17,058	-

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	66,988	74,494

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	42,804	49,920

Secured Equipment Notes due on various dates in 2023 commencing on various dates in 2016 through 2019; interest is paid monthly at a fixed annual rate of between 2.20% and 4.20%	82,650	112,668

Secured Equipment Notes due on various dates in 2022 commencing on various dates in 2015 through 2017; interest is paid monthly at a fixed annual rate between 2.20% and 2.90%	6,238	8,943

Secured Equipment Notes due on various dates in 2021 commencing on various dates in 2014 through 2017; interest is paid monthly at a fixed annual rate between 2.02% and 2.96%	5,575	15,432

	229,969	270,359

Less current portion	(86,868)	(93,562)
Total long-term debt	$143,101	$176,797

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

HUB GROUP, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. All forward-looking statements made by us in this report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those identified in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”), include the following as they may be affected, either individually, or in the aggregate, by the effect of the ongoing COVID-19 pandemic, including any spikes, outbreaks or variants of the virus, as well as any future government actions taken in response to the pandemic, including on our business operations, as well as its impact on general economic and financial market conditions and on our customers, counterparties, employees and third-party service providers:

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
•
union organizing efforts and changes to current laws which may aid in these efforts;
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

EXECUTIVE SUMMARY

Hub Group, Inc. (the “Company”, “Hub”, “we”, “us” or “our”) is a leading supply chain solutions provider that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our mission is to continuously elevate each customer’s business to drive long term success. Our vision is to build the industry’s premier supply chain solutions. Our service offerings include comprehensive intermodal, truck brokerage, dedicated trucking, managed transportation, freight consolidation, warehousing, last mile delivery, international transportation, parcel and other logistics services.

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

For the six months ended June 30, 2021, HGT accounted for approximately 52% of our drayage needs by assisting us in providing reliable, cost effective intermodal services to our customers. As of June 30, 2021, HGT operated approximately 1,400 tractors and 200 trailers, employed approximately 1,400 drivers and contracted with approximately 800 owner-operators.

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

In December 2020, we expanded our logistics services through the acquisition of NonstopDelivery, LLC ("NSD"). NSD provides threshold and white glove residential last mile delivery services including warehousing and distribution, product assembly and reverse logistics to many of the largest retailers in the United States. NSD operates a non-asset business model, working with a network of over 170 carriers through the country. NSD provides high levels of service to customers and end consumers through a centralized call center and dedicated account management teams. NSD’s logistics technology provides customers with real-time visibility to shipments, access to analytical tools and seamless integration with other platforms.

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

Our dedicated operation contracts with customers who seek to outsource a portion of their trucking transportation needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment. Our dedicated operation currently operates a fleet of approximately 1,100 tractors and 4,600 trailers at 66 locations throughout the U.S. As of June 30, 2021, our dedicated operation employed approximately 1,100 drivers.

We employ full-time marketing representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation and logistics services to them.

Our multimodal solutions group works with our pricing, account management and operations teams to enhance our margins across all lines of business. We are working on margin enhancement initiatives including pricing optimization, matching of inbound and outbound loads, reducing empty miles, improving the retention of our drivers, controlling our maintenance costs, improving tractor and driver utilization, enhancing our procurement strategy, improving our recovery of accessorial costs, reducing repositioning costs, providing holistic solutions, and reviewing and improving low profit freight.

Our top 50 customers represent approximately 70% of revenue for the six months ended June 30, 2021. We use various performance indicators to manage our business. We closely monitor profitability of our top 50 customers. We also evaluate on-time performance, customer service, cost per load and trade receivables of these customer accounts. Vendor cost changes and vendor service levels are also monitored closely.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended June 30,
	2021	2020
Intermodal	$550,185	$447,126
Logistics	222,449	177,293
Truck brokerage	139,991	86,675
Dedicated	68,695	68,149
Total revenue	$981,320	$779,243

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended June 30,
	2021		2020
Revenue	$981,320	100.0%	$779,243	100.0%
Transportation costs	860,759	87.7%	671,994	86.2%
Gross margin	120,561	12.3%	107,249	13.8%

Costs and expenses:
Salaries and benefits	54,375	5.5%	49,676	6.4%
General and administrative	20,370	2.1%	28,970	3.7%
Depreciation and amortization	8,868	0.9%	7,625	1.0%
Total costs and expenses	83,613	8.5%	86,271	11.1%

Operating income	$36,948	3.8%	$20,978	2.7%

Revenue

Total revenue increased 25.9% to $981.3 million in 2021 from $779.2 million in 2020. Intermodal revenue increased 23.0% to $550.2 million due to a 7.4% increase in volume and higher pricing. Logistics revenue increased 25.5% to $222.4 million primarily due to growth of our retail supplier solutions services and the contribution of NSD, partially offset by the impact of lost customers. Truck brokerage revenue increased 61.5% to $140.0 million due to a 54.6% increase in revenue per load (price, fuel, and mix), and a 4.5% increase in volume. Dedicated revenue increased 0.8% to $68.7 million primarily due to growth with new and existing accounts, partially offset by business we exited.

Transportation Costs

Transportation costs increased 28.1% to $860.8 million in 2021 from $672.0 million in 2020. Transportation costs in 2021 consisted of purchased transportation costs of $696.2 million and equipment and driver related costs of $164.6 million. Transportation costs in 2020 consisted of purchased transportation costs of $513.4 million and equipment and driver related costs of $158.6 million. The 35.6% increase in purchased transportation costs was primarily due to higher volumes in intermodal and truck brokerage, increased fuel costs, increased repositioning costs, partially offset by decreased container stacking expenses. Equipment and driver related costs increased 3.8% in 2021 due to higher driver costs, partially offset by decreased depreciation expense and decreased usage of our internal drayage resources to 52% of total drayage moves in 2021 from 61% in 2020.

Gross Margin

Gross margin increased 12.4% to $120.6 million in 2021 from $107.2 million in 2020. The $13.4 million gross margin increase was the result of increases in intermodal, logistics, and brokerage, partially offset by a decrease in dedicated. Intermodal gross margin increased primarily due to a 7.4% increase in volume and higher prices, partially offset by increased purchased transportation costs and increased drayage costs. Logistics gross margin increased primarily due to the contribution from NSD, partially offset by higher warehousing costs. Truck brokerage gross margin increased primarily due to a 4.5% increase in volume and higher revenue per load. Dedicated gross margin declined primarily due to business we exited, and higher driver costs.

Gross margin as a percentage of revenue declined to 12.3% in 2021 from 13.8% in 2020. Intermodal gross margin as a percentage of revenue declined 140 basis points due to higher purchased transportation costs and drayage costs, partially offset by higher pricing. Logistics gross margin as a percentage of revenue declined by 30 basis points due to changes in customer mix. Truck brokerage gross margin as a percentage of revenue declined 240 basis points as a result of increased purchase transportation costs. Dedicated gross margin as a percent of revenue declined 470 basis points compared to the prior year primarily due to higher repair, maintenance, and driver costs.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits increased to $54.4 million in 2021 from $49.7 million in 2020. As a percentage of revenue, salaries and benefits decreased to 5.5% in 2021 from 6.4% in 2020. The increase of $4.7 million was primarily due to the addition of NSD, increases in employee bonuses of $2.6 million, employee benefits of $0.9 million, and commissions expense of $0.5 million, partially offset by a reduction of salaries expense of $2.7 million primarily related to a reduction in headcount, excluding NSD, and severance expenses in 2020.

Headcount as of June 30, 2021 and 2020 was 1,952 and 1,891, respectively, which excludes drivers, as driver costs are included in transportation costs. The increase in headcount is primarily due to the addition of NSD employees.

General and Administrative

General and administrative expenses decreased to $20.4 million in 2021 from $29.0 million in 2020. These expenses, as a percentage of revenue, decreased to 2.1% in 2021 from 3.7% in 2020. The decrease of $8.6 million in general and administrative expense was primarily due to $5.7 million of expense related to donations of refrigerated trailers in support of COVID-19 relief efforts in 2020, a $2.5 million decrease in professional services related to the completion of a consulting project in 2020, and an increase of $2.1 million for capital gains recognized for the sale of equipment, partially offset by additional costs from NSD.

Depreciation and Amortization

Depreciation and amortization increased to $8.9 million in 2021 from $7.6 million in 2020. This increase was related primarily to the amortization of computer software and intangibles related to the acquisition of NSD. This expense as a percentage of revenue decreased to 0.9% in 2021 from 1.0% in 2020.

Other Expense

Other expense decreased to $2.1 million in 2021 from $3.0 million in 2020 due to lower interest expense related to less borrowings and lower interest rates.

Provision for Income Taxes

Provision for income taxes increased to $8.3 million in 2021 from $4.9 million in 2020 due largely to significantly higher book income in 2021, partially offset by a lower effective tax rate. We provided for income taxes using an effective rate of 23.8% in 2021 and an effective rate of 27.0% in 2020. The lower effective tax rate in 2021 is a result of smaller permanent differences in 2021 than 2020, higher book income in 2021 than 2020, and a tax reserve established in 2020 which had an unfavorable impact on the 2020 tax rate. We expect our effective tax rate for the full year of 2021 to be approximately 24.0%.

Net Income

Net income increased to $26.6 million in 2021 from $13.2 million in 2020 due primarily to increases in gross margin and lower costs and expenses, partially offset with higher income tax expenses.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table summarizes our revenue by business line (in thousands):

	Six Months Ended June 30,
	2021	2020
Intermodal	$1,056,189	$925,160
Logistics	439,484	377,495
Truck brokerage	267,253	184,692
Dedicated	137,947	130,755
Total revenue	$1,900,873	$1,618,102

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended June 30,
	2021		2020
Revenue	$1,900,873	100.0%	$1,618,102	100.0%
Transportation costs	1,671,565	87.9%	1,406,259	86.9%
Gross margin	229,308	12.1%	211,843	13.1%

Costs and expenses:
Salaries and benefits	111,326	5.9%	100,552	6.2%
General and administrative	39,613	2.1%	55,306	3.4%
Depreciation and amortization	17,370	0.9%	15,248	1.0%
Total costs and expenses	168,309	8.9%	171,106	10.6%

Operating income	$60,999	3.2%	$40,737	2.5%

Revenue

Total revenue increased to $1.9 billion in 2021 from $1.6 billion in 2020. Intermodal revenue increased 14.2% to $1.1 billion due to a 4.7% increase in volume, higher pricing, and increased fuel revenue. Logistics revenue increased 16.4% to $439.5 million due to growth of our retail supplier solutions services and the contribution of NSD, partially offset by the impact of lost customers. Truck brokerage revenue increased 44.7% to $267.3 million due to a 46.3% increase in revenue per load (price, fuel, and mix), partially offset by a 1.1% decline in volume. Dedicated revenue increased 5.5% to $137.9 million primarily due to growth with new and existing accounts, partially offset by business we exited.

Transportation Costs

Transportation costs increased 18.9% to $1.7 billion in 2021 from $1.4 billion in 2020. Transportation costs in 2021 consisted of purchased transportation costs of $1.3 billion and equipment and driver related costs of $327.9 million compared to 2020, which consisted of purchased transportation costs of $1.1 billion and equipment and driver related costs of $324.1 million. The 24.2% increase in purchased transportation costs was primarily due to higher volumes in intermodal, increased fuel costs, increased repositioning costs, and increased purchasing costs, partially offset by a decrease in truck brokerage volume and decreased container stacking charges. Equipment and driver related costs increased 1.2% in 2021 primarily due to higher driver costs and an increase in repairs and maintenance expense, partially offset by decreased depreciation expense and decreased usage of our internal drayage resources to 52% of total drayage moves in 2021 from 60% in 2020.

Gross Margin

Gross margin increased to $229.3 million in 2021 from $211.8 million in 2020. The $17.5 million gross margin increase was the result of increases in logistics and brokerage margin, partially offset by decreases in intermodal and dedicated margin. Intermodal gross margin decreased compared to the prior year primarily due to increased purchased transportation costs, partially offset by a 4.7% increase in volume, along with higher pricing. Logistics gross margin increased primarily due to actions we have taken to improve profitability, higher revenue, and the contribution of NSD, partially offset by higher warehousing costs. Truck brokerage gross margin increased primarily due to revenue per load growth in both contractual and transactional freight, partially offset by the impact of higher purchased transportation costs and a 1.1% decline in volume. Dedicated gross margin declined primarily due to business we exited.

Gross margin as a percentage of revenue declined to 12.1% in 2021 from 13.1% in 2020. Intermodal gross margin as a percentage of revenue declined 160 basis points due to higher purchased transportation costs and drayage costs, partially offset by higher pricing. Logistics gross margin as a percentage of revenue expanded by 80 basis points due to our continuous improvement initiatives, and the addition of NSD. Truck brokerage gross margin as a percentage of revenue declined 170 basis points as a result of increased purchase transportation costs. Dedicated gross margin as a percent of revenue declined 280 basis points compared to the prior year primarily due to changes in customer mix.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits increased to $111.3 million in 2021 from $100.6 million in 2020. As a percentage of revenue, salaries and benefits decreased to 5.9% in 2021 from 6.2% in 2020. The increase of $10.8 million was primarily due the addition of NSD, increases in employee bonuses of $9.1 million, commissions expense and payroll taxes of $0.7 million each, partially offset by a reduction of salaries expense of $6.6 million primarily related to a reduction in headcount, excluding NSD, and severance expenses in 2020.

General and Administrative

General and administrative expenses decreased to $39.6 million in 2021 from $55.3 million in 2020. As a percentage of revenue, these expenses decreased to 2.1% in 2021 from 3.4% in 2020. The decrease of $15.7 million was primarily due to $5.9 million of expense related to donations of refrigerated trailers in support of COVID-19 relief efforts in 2020, a $5.9 million decrease in professional services related to the completion of a consulting project in 2020, and an increase of $4.1 million of capital gains recognized for the sale of equipment, partially offset by additional costs from NSD.

Depreciation and Amortization

Depreciation and amortization increased to $17.4 million in 2021 from $15.2 million in 2020. This increase was related primarily to the amortization of computer software and intangibles related to the acquisition of NSD. This expense as a percentage of revenue decreased to 0.9% in 2021 from 1.0% in 2020.

Other Expense

Other expense decreased to $4.0 million in 2021 from $5.2 million in 2020 due to lower interest expense related to less borrowings and lower interest rates.

Provision for Income Taxes

Provision for income taxes increased to $13.1 million in 2021 from $9.1 million in 2020 due largely to significantly higher book income in 2021, partially offset by a lower effective tax rate. We provided for income taxes using an effective rate of 23.1% in 2021 and an effective rate of 25.7% in 2020. The lower effective tax rate in 2021 is a result of smaller permanent differences in 2021 than 2020, higher book income in 2021 than 2020, and a tax reserve established in 2020 which had an unfavorable impact on the 2020 tax rate. No reserves were added in 2021. We expect our effective tax rate for the full year of 2021 to be approximately 24.0%.

Net Income

Net income increased to $43.8 million in 2021 from $26.4 million in 2020 due primarily to increases in gross margin and lower costs and expenses, partially offset with higher income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2021, we funded operations, capital expenditures, finance leases, repayments of debt and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand. We believe that our cash, cash flows from operations and borrowings available under our credit agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the six months ended June 30, 2021 was approximately $173.9 million, which resulted primarily from income of $43.8 million adjusted for non-cash charges of $73.7 million and a positive change in operating assets and liabilities of $56.4 million.

Cash provided by operating activities increased $62.4 million in 2021 versus 2020. The increase was due to increases in net income of $17.4 million and operating assets and liabilities of $51.9 million in 2021, partially offset by decreases in non-cash charges of $6.9 million.

The increase in the change of operating assets and liabilities of $51.9 million was caused by increases in the change of accounts payable of $66.3 million, accrued expenses of $7.8 million, prepaid expenses of $1.9 million and other assets of $0.3 million, partially offset by increases in the cash flow used by accounts receivable of $17.7 million, non-current liabilities of $4.8 million, restricted investments of $1.6 million and prepaid taxes of $0.3 million.

The lower amount of non-cash items of $6.9 million was due to a decrease in other operating activities of $5.6 million, more gains on the sale of fixed assets of $4.1 million and a decrease in deferred taxes of $0.6 million. These decreases were partially offset by an increase in depreciation and amortization of $2.3 million and compensation expense related to stock-based compensation plans of $1.1 million.

Net cash used in investing activities for the six months ended June 30, 2021 was $6.5 million which included capital expenditures of $26.3 million and cash used in acquisitions of $0.1 million, partially offset by proceeds from the sale of equipment of $19.9 million. Capital expenditures of $26.3 million related primarily to technology investments of $10.2 million, containers of $7.3 million, tractors of $4.9 million, trailers of $3.2 million and the remainder for construction of a new building on our corporate headquarters campus.

We estimate capital expenditures for the remainder of 2021 will range from $140 million to $150 million and primarily for purchases of tractors and containers to support growth in our business, as well as technology investments and the new building construction. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in investing activities for the six months ended June 30, 2020 was $48.8 million. The net cash used in investing activities decreased $42.2 million in 2021 from 2020 due to an increase of $19.4 million of proceeds from the sale of equipment, less capital expenditures related primarily to the construction of a new building on our corporate headquarters campus of $18.7 million, fewer container purchases of $5.7 million, fewer trailer purchases of $5.9 million, partially offset by $4.9 million more of tractor purchases, $2.5 million more in technology investments, and $0.1 million more cash used in acquisitions.

The net cash used in financing activities for the six months ended June 30, 2021 was $45.9 million, which resulted from the repayment of long-term debt of $57.9 million, stock withheld for payments of withholding taxes of $4.0 million and finance lease payments of $1.5 million, partially offset by proceeds from the issuance of debt of $17.5 million.

During the six months ended June 30, 2020, we both borrowed $100 million on our revolving loan facility under the credit agreement and repaid the $100 million, therefore these transactions did not affect the variance in cash used in financing activities between 2021 and 2020. The increase in net cash used in financing activities of $17.6 million from 2021 versus 2020 was primarily due to less proceeds from the issuance of new debt of $10.0 million and an increase in the repayment of long-term debt of $7.6 million.

In 2021, we expect our cash paid for income taxes to be more than in 2020 due to significantly higher book income in 2021. We expect our cash paid for taxes to be less than our income tax expense in 2021 due to favorable timing differences related to depreciation.

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act allowed us to defer $11.3 million of 2020 payroll taxes until future years. Half of those payroll taxes will be remitted in December 2021 and the other half in December 2022.

We have standby letters of credit that expire in 2021 and 2022. As of June 30, 2021, our letters of credit were $37.4 million.

Our unused and available borrowings were $312.6 million as of June 30, 2021 and $312.3 million as of December 31, 2020. We were in compliance with our debt covenants under the credit agreement as of June 30, 2021 and December 31, 2020.

We are continually evaluating the possible effects of current economic conditions and reasonable and supportable economic forecasts in operational cash flows, including the risks of declines in the overall freight market and our customers’ liquidity. We are monitoring working capital on a daily basis and are in frequent communications with our customers.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of June 30, 2021 from that presented in our 2020 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.  As of June 30, 2021, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

(b) Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 9, 2020, we completed the acquisition of NSD. We are currently integrating processes, employees, technologies and operations associated with this acquisition. Management will continue to evaluate our internal controls over financial reporting as we complete this integration of business.

PART II. Other Information

Item 1. Legal Proceedings

During the six months ended June 30, 2021, there have been no material developments from the legal proceedings disclosed in our 2020 10-K.

Item 1A. Risk Factors

Investing in shares of our stock involves certain risks, including those identified and described in Part I, Item 1A of our 2020 10-K, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Forward-Looking Information” in Part I, Item 2 here of and in our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2019 our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. We made no purchases under this authorization during 2021 or 2020. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

We purchased 3,229 shares for $0.2 million during the second quarter of 2021 and 3,878 shares for $0.2 million during the second quarter of 2020 related to employee withholding upon vesting of restricted stock. The table below gives information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the second quarter of 2021:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
4/1/2021 - 4/30/2021	968	$66.89	-	$-
5/1/2021 - 5/31/2021	1,144	$66.50	-	$-
6/1/2021 - 6/30/2021	1,117	$65.24	-	$-
Total	3,229	$66.18	-	$75,002

Item 6. Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Geoffrey F. DeMartino, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101 104

Interactive data files for Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited  Consolidated Statements of Stockholders’ Equity; (iv) the Unaudited Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements. XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (formatted in Inline XBRL and included in Exhibit 101).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: August 6, 2021	/s/ Geoffrey F. DeMartino
Geoffrey F. DeMartino
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)