Form 10-Q
period 2021-09-30
Hub Group, Inc.
filed 2021-11-05
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021 or

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

On October 29, 2021, the registrant had 33,968,009 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2021	2020
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$230,656	$124,506
Accounts receivable trade, net	613,443	518,975
Other receivables	4,049	1,265
Prepaid taxes	87	1,336
Prepaid expenses and other current assets	32,772	26,753
TOTAL CURRENT ASSETS	881,007	672,835

Restricted investments	23,100	23,353
Property and equipment, net	661,346	671,101
Right-of-use assets - operating leases	41,335	43,573
Right-of-use assets - financing leases	1,789	3,557
Other intangibles, net	142,592	163,953
Goodwill, net	522,360	508,555
Other assets	17,951	18,469
TOTAL ASSETS	$2,291,480	$2,105,396

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$355,714	$285,320
Accounts payable other	24,192	12,680
Accrued payroll	56,390	23,044
Accrued other	103,183	102,613
Lease liability - operating leases	10,390	10,093
Lease liability - financing leases	1,789	1,793
Current portion of long-term debt	92,598	93,562
TOTAL CURRENT LIABILITIES	644,256	529,105

Long-term debt	165,652	176,797
Non-current liabilities	43,512	42,910
Lease liability - operating leases	33,104	36,328
Lease liability - financing leases	2	8
Deferred taxes	149,829	162,325

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2021 and 2020	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2021 and 2020; 33,685,717 shares outstanding in 2021 and 33,549,708 shares outstanding in 2020	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2021 and 2020	7	7
Additional paid-in capital	191,765	186,058
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,340,320	1,253,160
Accumulated other comprehensive loss	(201)	(191)
Treasury stock; at cost, 7,539,075 shares in 2021 and 7,675,084 shares in 2020	(261,720)	(266,065)
TOTAL STOCKHOLDERS' EQUITY	1,255,125	1,157,923
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,291,480	$2,105,396

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Revenue	$1,075,107	$924,812	$2,975,980	$2,542,914
Transportation costs	917,507	816,777	2,589,072	2,223,036
Gross margin	157,600	108,035	386,908	319,878

Costs and expenses:
Salaries and benefits	65,370	45,576	176,696	146,128
General and administrative	23,445	20,845	63,058	76,151
Depreciation and amortization	8,912	7,697	26,282	22,945
Total costs and expenses	97,727	74,118	266,036	245,224

Operating income	59,873	33,917	120,872	74,654

Other income (expense):
Interest expense	(1,793)	(2,237)	(5,555)	(7,698)
Other, net	(96)	(122)	(382)	106
Total other expense	(1,889)	(2,359)	(5,937)	(7,592)

Income before provision for income taxes	57,984	31,558	114,935	67,062

Income tax expense	14,646	6,777	27,775	15,891

Net income	43,338	24,781	87,160	51,171

Other comprehensive income:
Foreign currency translation adjustments	(25)	23	(10)	(74)

Total comprehensive income	$43,313	$24,804	$87,150	$51,097

Basic earnings per common share	$1.30	$0.75	$2.61	$1.54

Diluted earnings per common share	$1.28	$0.74	$2.58	$1.53

Basic weighted average number of shares outstanding	33,433	33,177	33,427	33,169
Diluted weighted average number of shares outstanding	33,873	33,597	33,842	33,513

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance June 30, 2020	41,887,088	$419	$178,914	$(15,458)	$1,205,991	$(283)	(7,706,638)	$(263,746)	$1,105,837
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(1,896)	(97)	(97)
Issuance of restricted stock awards, net of forfeitures	-	-	(241)	-	-	-	(21,597)	241	-
Share-based compensation expense	-	-	4,467	-	-	-	-	-	4,467
Net income	-	-	-	-	24,781	-	-	-	24,781
Foreign currency translation adjustment	-	-	-	-	-	23	-	-	23
Balance September 30, 2020	41,887,088	$419	$183,140	$(15,458)	$1,230,772	$(260)	(7,730,131)	$(263,602)	$1,135,011

Balance June 30, 2021	41,887,088	$419	$186,210	$(15,458)	$1,296,982	$(176)	(7,519,741)	$(260,901)	$1,207,076
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(968)	(65)	(65)
Issuance of restricted stock awards, net of forfeitures	-	-	754	-	-	-	(18,366)	(754)	-
Share-based compensation expense	-	-	4,801	-	-	-	-	-	4,801
Net income	-	-	-	-	43,338	-	-	-	43,338
Foreign currency translation adjustment	-	-	-	-	-	(25)	-	-	(25)
Balance September 30, 2021	41,887,088	$419	$191,765	$(15,458)	$1,340,320	$(201)	(7,539,075)	$(261,720)	$1,255,125

Balance December 31, 2019	41,887,088	$419	$179,637	$(15,458)	$1,179,601	$(186)	(7,870,888)	$(268,734)	$1,075,279
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(77,491)	(4,041)	(4,041)
Issuance of restricted stock awards, net of forfeitures	-	-	(9,173)	-	-	-	218,248	9,173	-
Share-based compensation expense	-	-	12,676	-	-	-	-	-	12,676
Net income	-	-	-	-	51,171	-	-	-	51,171
Foreign currency translation adjustment	-	-	-	-	-	(74)	-	-	(74)
Balance September 30, 2020	41,887,088	$419	$183,140	$(15,458)	$1,230,772	$(260)	(7,730,131)	$(263,602)	$1,135,011

Balance December 31, 2020	41,887,088	$419	$186,058	$(15,458)	$1,253,160	$(191)	(7,675,084)	$(266,065)	$1,157,923
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(70,176)	(4,038)	(4,038)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,383)	-	-	-	206,185	8,383	-
Share-based compensation expense	-	-	14,090	-	-	-	-	-	14,090
Net income	-	-	-	-	87,160	-	-	-	87,160
Foreign currency translation adjustment	-	-	-	-	-	(10)	-	-	(10)
Balance September 30, 2021	41,887,088	$419	$191,765	$(15,458)	$1,340,320	$(201)	(7,539,075)	$(261,720)	$1,255,125

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net Income	$87,160	$51,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,959	91,798
Deferred taxes	(12,553)	7,436
Compensation expense related to share-based compensation plans	14,090	12,676
(Gain) loss on sale of assets	(8,978)	94
Other operating activity	-	5,626
Changes in operating assets and liabilities:
Restricted investments	253	1,085
Accounts receivable, net	(100,102)	(105,918)
Prepaid taxes	1,248	(1,154)
Prepaid expenses and other current assets	(6,059)	10,379
Other assets	(1,670)	(429)
Accounts payable	81,908	61,549
Accrued expenses	33,424	(17,834)
Non-current liabilities	(6,622)	6,209
Net cash provided by operating activities	178,058	122,688

Cash flows from investing activities:
Proceeds from sale of equipment	30,558	1,298
Purchases of property and equipment	(84,076)	(55,352)
Cash used in acquisition	(90)	-
Net cash used in investing activities	(53,608)	(54,054)

Cash flows from financing activities:
Proceeds from issuance of debt	70,695	128,762
Repayments of long-term debt	(82,804)	(174,419)
Stock withheld for payments of withholding taxes	(4,038)	(4,041)
Finance lease payments	(2,142)	(2,278)
Net cash used in financing activities	(18,289)	(51,976)

Effect of exchange rate changes on cash and cash equivalents	(11)	(51)

Net increase in cash and cash equivalents	$106,150	$16,607
Cash and cash equivalents beginning of the period	$124,506	$168,729
Cash and cash equivalents end of the period	$230,656	$185,336

Supplemental disclosures of cash paid for:
Interest	$5,621	$7,331
Income taxes	$21,867	$12,406

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality. Certain prior year immaterial amounts have been reclassified in the revenue summary table in Note 4, Revenue from Contracts with Customers, to conform with the current year presentation.

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

The following table presents the carrying amount of goodwill (in thousands):

Total
Balance at January 1, 2021	$508,555
Acquisition	13,841
Other	(36)
Balance at September 30, 2021	$522,360

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

The components of “Other intangibles” listed in the above table as of the acquisition date are summarized as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	September 30, 2021	Life
Customer relationships	$46,200	$2,567	$43,633	15 years
Agent relationships	$600	$125	$475	4 years
Trade name	$900	$500	$400	18 months

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the three and nine months ended September 30, 2021 was $1.0 million and $2.8 million. The intangible assets have a weighted average useful life of approximately 13.93 years. Amortization expense related to NSD for the next five years is as follows (in thousands):

Total
Remainder of 2021	$958
2022	3,480
2023	3,230
2024	3,218
2025	3,080

The following unaudited pro forma consolidated results of operations present the effects of NSD as though it had been acquired as of January 1, 2020 (in thousands, except for per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Revenue	$952,259	$2,608,086
Net income	$27,762	$57,497
Earnings per share
Basic	$0.84	$1.73
Diluted	$0.83	$1.72

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$43,338	$24,781	$87,160	$51,171

Weighted average shares outstanding - basic	33,433	33,177	33,427	33,169

Dilutive effect of stock options and restricted stock	440	420	415	344

Weighted average shares outstanding - diluted	33,873	33,597	33,842	33,513

Earnings per share - basic	$1.30	$0.75	$2.61	$1.54

Earnings per share - diluted	$1.28	$0.74	$2.58	$1.53

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

Logistics. Hub’s logistics operation offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include truckload, less-than-truckload, intermodal, last mile delivery, small parcel, heavyweight, expedited, railcar and international. We leverage proprietary technology along with collaborative relationships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer packaged goods clients. We contract with third-party warehouse providers in seven markets across North America to which our customers ship their goods to be stored and eventually consolidated, along with goods from other customers, into full truckload shipments destined to major North American retailers. These services offer our customers shipment visibility, transportation cost savings, high service levels and compliance with retailers’ increasingly stringent supply chain requirements.

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

The following table summarizes our disaggregated revenue by business line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Intermodal	$633,427	$543,464	$1,689,617	$1,468,624
Logistics	224,136	192,187	663,620	569,682
Truck brokerage	153,270	119,994	420,523	304,686
Dedicated	64,274	69,167	202,220	199,922
Total revenue	$1,075,107	$924,812	$2,975,980	$2,542,914

NOTE 5. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, the fair value of the Company’s fixed-rate borrowings was $2.0 million more and $6.1 million more than the historical carrying value of $258.2 million and $270.4 million, respectively. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of September 30, 2021 and December 31, 2020, our cash is with high quality financial institutions in demand deposit accounts, savings accounts and an interest bearing checking account.

Restricted investments included $23.1 million and $23.4 million as of September 30, 2021 and December 31, 2020, respectively, of mutual funds, which are reported at fair value. These investments related to our nonqualified deferred compensation plan.

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

NOTE 6. Long-Term Debt and Financing Arrangements

On July 1, 2017, we entered into a $350 million unsecured credit agreement (the “Credit Agreement”) that matures on July 1, 2022. On September 30, 2021, we had standby letters of credit that expire at various dates in 2021 and 2022. As of September 30, 2021, our letters of credit totaled $41.3 million.

Our unused and available borrowings were $308.7 million as of September 30, 2021 and $312.3 million as of December 31, 2020. We were in compliance with our debt covenants as of September 30, 2021.

We have entered into various secured Equipment Notes (“Notes”) for the purchase of tractors, trailers containers and other equipment. The Notes are secured by the underlying equipment financed with the proceeds of the Notes.

	September 30,	December 31,
	2021	2020
	(in thousands)

Interim funding for equipment received and expected to be converted to an equipment note in subsequent period; interest paid at a variable rate	$10,440	$8,902

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 1.83%	67,656	-

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	63,211	74,494

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	37,730	49,920

Secured Equipment Notes due on various dates in 2023 commencing on various dates in 2016 through 2019; interest is paid monthly at a fixed annual rate of between 2.20% and 4.20%	72,275	112,668

Secured Equipment Notes due on various dates in 2022 commencing on various dates in 2015 through 2017; interest is paid monthly at a fixed annual rate between 2.20% and 2.90%	4,679	8,943

Secured Equipment Notes due on various dates in 2021 commencing on various dates in 2014 through 2017; interest is paid monthly at a fixed annual rate between 2.02% and 2.96%	2,259	15,432

	258,250	270,359

Less current portion	(92,598)	(93,562)
Total long-term debt	$165,652	$176,797

NOTE 7. Legal Matters

Robles

On January 25, 2013, a complaint was filed in the U.S. District Court for the Eastern District of California (Sacramento Division) by Salvador Robles against our subsidiary HGT. The action was brought on behalf of a class consisting of present and former California-based truck drivers for HGT who, from January 2009 to September 2014, were classified as independent contractors. It alleged that HGT misclassified these drivers as independent contractors and that such drivers were employees. It asserted various violations of the California Labor Code and claimed that HGT engaged in unfair competition practices. The complaint sought, among other things, declaratory and injunctive relief, monetary damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver. These additional claims were only on behalf of Mr. Robles and not a putative class.

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

In September 2019, Hub and the plaintiffs’ counsel in the Robles and Adame matters agreed in principle to settle all claims in both lawsuits for $4.8 million, which was recorded in the third quarter of 2019 and is included in "Accrued other" current liabilities on the accompanying Consolidated Balance Sheet. The settlements are subject to final court approval.

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

NOTE 9. Subsequent Events

On October 19, 2021 (the "Closing Date") we acquired 100% of the equity interest of Choptank Transport, LLC ("Choptank") for approximately $130 million in cash. In connection with the acquisition, we granted approximately $20 million of restricted stock to Choptank's owners and senior management team, which is subject to certain vesting conditions. The grants of restricted stock were made pursuant to award agreements and issued under our 2002 Long Term Incentive Plan.

The acquisition enhances our over-the-road refrigerated transportation solutions offering and complements our growing fleet of refrigerated intermodal containers. Choptank has developed a best-in-class proprietary technology platform that we will leverage to enhance our truck brokerage service line.

We incurred approximately $1.1 million of costs associated with this transaction prior to the Closing Date that are reflected in General and administrative expenses in the Unaudited Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021.

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

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. All forward-looking statements made by us in this report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those identified in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 10-K”) include the following as they may be affected, either individually, or in the aggregate, by the effect of the ongoing COVID-19 pandemic, including any spikes, outbreaks or variants of the virus, as well as any future government actions taken in response to the pandemic, including on our business operations, as well as its impact on general economic and financial market conditions and on our customers, counterparties, employees and third-party service providers:

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

For the nine months ended September 30, 2021, HGT provided approximately 51% of our drayage needs in connection with our delivery of reliable, cost effective intermodal services to our customers. As of September 30, 2021, HGT operated approximately 1,400 tractors and 200 trailers, employed approximately 1,400 drivers and contracted with approximately 800 owner-operators.

Our logistics operation offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution and web-based shipment visibility. Our multi-modal transportation capabilities include truckload, less-than-truckload, intermodal, last mile delivery, small parcel, heavyweight, expedited, railcar and international. We leverage proprietary technology along with collaborative relationships with retailers and logistics providers to deliver cost savings and performance-enhancing supply chain services to consumer packaged goods clients. We contract with third-party warehouse providers in seven markets across North America to which our customers ship their goods to be stored and eventually consolidated, along with goods from other customers, into full truckload shipments destined to major North American retailers. These services offer our customers shipment visibility, transportation cost savings, high service levels and compliance with retailers’ increasingly stringent supply chain requirements

In December 2020, we expanded our logistics services through the acquisition of NonstopDelivery, LLC ("NSD"). NSD provides threshold and white glove residential last mile delivery services including warehousing and distribution, product assembly and reverse logistics to many of the largest retailers in the United States. NSD operates a non-asset business model, working with a network of over 170 carriers through the country. NSD provides high levels of service to customers and end consumers through a centralized call center and dedicated account management teams. NSD’s logistics technology provides customers with real-time visibility to shipments, access to analytical tools and seamless integration with other platforms.

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

Our dedicated operation currently operates a fleet of approximately 1,000 tractors and 4,600 trailers at 65 locations throughout the U.S. As of September 30, 2021, our dedicated operation employed approximately 1,100 drivers.

We employ full-time sales representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation and logistics services to them.

Our multimodal solutions group works with our pricing, account management and operations teams to enhance our margins across all lines of business. We are focused on margin enhancement initiatives including pricing optimization, matching of inbound and outbound loads, reducing empty miles, improving the retention of our drivers, controlling our maintenance costs, improving tractor and driver utilization, enhancing our procurement strategy, improving our recovery of accessorial costs, reducing repositioning costs, providing holistic solutions, and reviewing and improving low profit freight.

Our top 50 customers represent approximately 69% of revenue for the nine months ended September 30, 2021. We use various performance indicators to manage our business. We closely monitor profitability of our top 50 customers. We also evaluate on-time performance, customer service, cost per load and trade receivables of these customer accounts. Vendor cost changes and vendor service issues are also monitored closely.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended September 30,
	2021	2020
Intermodal	$633,427	$543,464
Logistics	224,136	192,187
Truck brokerage	153,270	119,994
Dedicated	64,274	69,167
Total revenue	$1,075,107	$924,812

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended September 30,
	2021		2020
Revenue	$1,075,107	100.0%	$924,812	100.0%
Transportation costs	917,507	85.3%	816,777	88.3%
Gross margin	157,600	14.7%	108,035	11.7%

Costs and expenses:
Salaries and benefits	65,370	6.1%	45,576	4.9%
General and administrative	23,445	2.2%	20,845	2.3%
Depreciation and amortization	8,912	0.8%	7,697	0.8%
Total costs and expenses	97,727	9.1%	74,118	8.0%

Operating income	$59,873	5.6%	$33,917	3.7%

Revenue

Revenue increased 16.3% to $1,075.1 million in 2021 from $924.8 million in 2020. Intermodal revenue increased 16.6% to $633.4 million primarily due to a 26.2% increase in revenue per load partially offset by a 7.6% decrease in volume. Logistics revenue increased 16.6% to $224.1 million due to growth of our retail supplier solutions services and the contribution of NSD, partially offset by the impact of lost customers. Truck brokerage revenue increased 27.7% to $153.3 million due to a 31.1% increase in revenue per load, partially offset by a 2.6% decline in volume. Dedicated’s revenue decreased 7.1% to $64.3 million due to declines from existing customers and the impact of business we exited.

Transportation Costs

Transportation costs increased 12.3% to $917.5 million in 2021 from $816.8 million in 2020. Transportation costs in 2021 consisted of purchased transportation costs of $736.7 million and equipment and driver related costs of $180.8 million compared to 2020 purchased transportation costs of $654.5 million and equipment and driver related costs of $162.3 million. The increase in purchased transportation costs was due primarily to higher third-party carrier costs, increased rail costs, and increased fuel costs, partially offset by lower volumes in intermodal and truck brokerage, decreased repositioning costs, and decreased container stacking charges. Equipment and driver related costs increased 11.4% primarily due to higher per driver compensation, partially offset by decreased usage of our internal drayage resources to 47% of total drayage moves in 2021 from 54% in 2020.

Gross Margin

Gross margin increased 45.9% to $157.6 million in 2021 from $108.0 million in 2020. The margin increase of $49.6 million was the result of gross margin increases in intermodal, logistics, and truck brokerage, partially offset by a decrease in dedicated. Intermodal gross margin increased 83.6% compared to the third quarter of 2020 primarily due to higher prices and lower equipment repositioning costs, partially offset by lower volumes, increased internal drayage costs, and increased purchased transportation costs. Logistics gross margin increased 25.0% primarily due to revenue growth, yield management initiatives, and the acquisition of NSD, partially offset by higher warehousing and transportation costs. Truck brokerage gross margin increased 28.1% primarily due to higher revenue per load, partially offset by a 2.6% decrease in volume and higher purchased transportation costs. Dedicated gross margin decreased primarily due to business we exited and higher insurance, claims and repair costs.

Gross margin as a percentage of revenue increased to 14.7% in 2021 from 11.7% in 2020. Intermodal gross margin as a percentage of revenue increased 530 basis points due to higher pricing, partially offset by increased purchased transportation costs and drayage costs. Logistics gross margin as a percentage of revenue increased by 100 basis points due to our continuous improvement initiatives, and the addition of NSD. Truck brokerage gross margin as a percentage of revenue was flat. Dedicated gross margin as a percent of revenue declined 450 basis points compared to the prior year primarily due to changes in customer mix.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits expense increased to $65.4 million in 2021 from $45.6 million in 2020. As a percentage of revenue, salaries and benefits increased to 6.1% in 2021 from 4.9% in 2020. The increase of $19.8 million was primarily due the addition of NSD, increases in employee bonuses of $11.9 million, commissions expense of $2.3 million, and employee benefits and payroll taxes of $2.4 million. Headcount as of September 30, 2021 and 2020 was 1,971 and 1,849 respectively, which excludes drivers, the cost which is included in Transportation costs. The increase in headcount is primarily due to the addition of NSD employees.

General and Administrative

General and administrative expenses increased to $23.4 million in 2021 from $20.8 million in 2020. These expenses, as a percentage of revenue, decreased to 2.2% in 2021 from 2.3% in 2020. The increase of $2.6 million was primarily due to an increase in legal claims expense of $3.2 million, a $2.1 million increase in professional services primarily driven expenses related to the acquisition of Choptank, an increase of $0.7 million of travel and related expenses, an increase of $0.3 million for outside commissions expenses, and additional expenses from NSD, partially offset by an increase of $4.9 million for gains on the sale of transportation equipment.

Depreciation and Amortization

Depreciation and amortization expense increased to $8.9 million in 2021 from $7.7 million in 2020 related primarily to the amortization of intangibles related to the acquisition of NSD and computer software. This expense as a percentage of revenue remained consistent at 0.8% in both 2021 and 2020.

Other Expense

Other expense decreased to $1.9 million in 2021 from $2.4 million in 2020 due to less average borrowings and lower average interest rates on existing borrowings.

Provision for Income Taxes

The provision for income taxes increased to $14.6 million in 2021 from $6.8 million in 2020, due largely to significantly higher income in 2021, and a slightly higher effective tax rate. We provided for income taxes using an effective rate of 25.3% in 2021 and a rate of 21.5% in 2020.

The higher effective tax rate in 2021 is a result of larger permanent differences in 2021 than 2020, as well as amended tax returns and the reversal of a tax reserve in 2020, both of which had favorable impacts on the 2020 tax rate. We expect our effective tax rate for the full year of 2021 to be approximately 24%.

Net Income

Net income increased to $43.3 million in 2021 from $24.8 million in 2020 due primarily to increases in revenue and gross margin, and partially offset by higher operating expenses and income tax expense.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table summarizes our revenue by business line (in thousands):

	Nine Months Ended September 30,
	2021	2020
Intermodal	$1,689,617	$1,468,624
Logistics	663,620	569,682
Truck brokerage	420,523	304,686
Dedicated	202,220	199,922
Total revenue	$2,975,980	$2,542,914

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended September 30,
	2021		2020
Revenue	$2,975,980	100.0%	$2,542,914	100.0%
Transportation costs	2,589,072	87.0%	2,223,036	87.4%
Gross margin	386,908	13.0%	319,878	12.6%

Costs and expenses:
Salaries and benefits	176,696	5.9%	146,128	5.7%
General and administrative	63,058	2.1%	76,151	3.0%
Depreciation and amortization	26,282	0.9%	22,945	0.9%
Total costs and expenses	266,036	8.9%	245,224	9.6%

Operating income	$120,872	4.2%	$74,654	2.9%

Revenue

Revenue increased 17.0% to $3.0 billion from $2.5 billion in 2020. Intermodal revenue increased 15.0% to $1.7 billion primarily due to a 14.8% increase in revenue per load. Logistics revenue increased 16.5% to $663.6 million due to growth of our retail supplier solutions services and the contribution of NSD, partially offset by the impact of lost customers. Truck brokerage revenue increased 38.0% to $420.5 million primarily due to a 40.2% increase in revenue per load, partially offset by a 1.6% decline in volume. Dedicated’s revenue increased 1.1% to $202.2 million due to growth with new and existing accounts, partially offset by business we exited.

Transportation Costs

Transportation cost increased 16.5% to $2.6 billion in 2021 from $2.2 billion in 2020. Transportation costs in 2021 consisted of purchased transportation costs of $2.1 billion and equipment and driver related costs of $508.7 million compared to 2020 purchased transportation costs of $1.8 billion and equipment and driver related costs of $471.9 million. The 18.8% increase in purchased transportation costs was primarily due to increased purchasing, increased fuel costs, higher per driver compensation, increased repositioning costs, and partially offset by a decrease in truck brokerage volume and decreased container stacking charges.

Gross Margin

Gross margin increased 21.0% to $386.9 million from $319.9 million in 2020. The $67.0 million gross margin increase was the result of increases in intermodal, logistics, and truck brokerage, partially offset by a decrease in dedicated. Intermodal gross margin increased primarily due to an increase in price and higher volumes, partially offset by increased purchased transportation costs and rail costs. Logistics gross margin increased primarily due to actions we have taken to improve profitability, higher revenue, and the contribution of NSD, partially offset by higher warehousing costs. Truck brokerage gross margin increased due to revenue per load growth in both contractual and transactional freight, partially offset by the impact of higher purchased transportation costs and a 1.6% decline in volume. Dedicated gross margin decreased primarily due to business we exited, higher insurance, claims and repair costs.

Gross margin as a percentage of revenue increased to 13.0% in 2021 from 12.6% in 2020. Intermodal gross margin as a percentage of revenue increased 100 basis points due to higher pricing, partially offset by increased purchased transportation costs and drayage costs. Logistics gross margin as a percentage of revenue increased by 90 basis points due to our continuous improvement initiatives, and the addition of NSD. Truck brokerage gross margin as a percentage of revenue decreased 110 basis points as a result of increased purchase transportation costs. Dedicated gross margin as a percent of revenue declined 330 basis points compared to the prior year primarily due to changes in customer mix.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits expense increased $30.6 million to $176.7 million in 2021 from $146.1 million in 2020. As a percentage of revenue, Hub’s salaries and benefits increased to 5.9% in 2021 from 5.7% in 2020. The increase was primarily due the addition of NSD, increases in employee bonuses of $21.0 million, commissions expense of $3.0 million, and employee benefits and payroll taxes of $3.4 million.

General and Administrative

General and administrative expense decreased to $63.1 million in 2021 from $76.2 million in 2020. These expenses, as a percentage of revenue, decreased to 2.1% in 2021 from 3.0% in 2020. The decrease of $13.1 million was primarily due to the change in the gain on sale of transportation equipment of $9.1 million, a decrease of $5.4 million of expense related to donations of refrigerated trailers in support of COVID-19 efforts in 2020, a decrease in professional services of $4.1 million related primarily to two consulting projects completed in 2020, partially offset by $3.4 million of legal claims in 2021 and by the additional costs of NSD.

Depreciation and Amortization

Depreciation and amortization expense increased to $26.3 million in 2021 from $22.9 million in 2020 related primarily to the amortization of intangibles related to the acquisition of NSD and computer software.

Other Expense

Other expense decreased to $5.9 million in 2021 from $7.6 million in 2020 due to less average borrowings and lower average interest rates on existing borrowings.

Provision for Income Taxes

The provision for income taxes increased to $27.8 million in 2021 from $15.9 million in 2020 due primarily to significantly higher income in 2021. We provided for income taxes using an effective rate of 24.1% in 2021 and an effective rate of 23.7% in 2020. The slightly higher effective tax rate in 2021 is a result of higher state taxes in 2021 than 2020, largely offset by smaller adjustments to tax reserves in 2021 than 2020. We expect our effective tax rate for the full year of 2021 to be approximately 24%.

Net Income

Net income increased to $87.2 million in 2021 from $51.2 million in 2020 due primarily to increases in revenue and gross margin, partially offset by higher operating costs and expenses and income tax expense.

.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2021, we funded operations, capital expenditures, finance leases, repayments of debt and the purchase of our stock related to employee withholding upon vesting of restricted stock through cash flows from operations, proceeds from the issuance of long-term debt and cash on hand. We believe that our cash on hand, cash flows from operations and borrowings available under our credit agreement will be sufficient to meet our cash needs for at least the next twelve months.

Cash provided by operating activities for the nine months ended September 30, 2021 was $178.1 million, which resulted primarily from net income of $87.2 million adjusted for non-cash items of $88.5 million and the change in operating assets and liabilities of $2.4 million.

Cash provided by operating activities increased $55.4 million in 2021 versus 2020. The increase was due to increases in net income of $36.0 million and operating assets and liabilities of $48.5 million, partially offset by decreases in non-cash items of $29.1 million.

The increase in the change of operating assets and liabilities of $48.5 million was caused by increases in the change of accrued expenses of $51.2 million, accounts payable of $20.3 million, accounts receivable of $5.8 million and prepaid taxes of $2.4 million, partially offset by increases in the cash flow used by prepaid expenses of $16.4 million, non-current liabilities of $12.8 million, other assets of $1.2 million and restricted investments of $0.8 million.

The lower amount of non-cash items of $29.1 million was due to a decrease in deferred taxes of $20.0 million, more gains on the sale of fixed assets of $9.1 million and other operating activities of $5.6 million. These decreases were partially offset by an increase in depreciation and amortization of $4.2 million and compensation expense related to stock-based compensation plans of $1.4 million.

Net cash used in investing activities for the nine months ended September 30, 2021 was $53.6 million which included capital expenditures of $84.1 million and cash used in acquisitions of $0.1 million, partially offset by proceeds from the sale of equipment of $30.6 million. Capital expenditures of $84.1 million related primarily to containers of $34.6 million, tractors of $28.2 million, technology investments of $12.8 million, trailers of $3.2 million and the remainder for construction of a new building on our corporate headquarters' campus.

We estimate capital expenditures for the remainder of 2021 will range from $66 million to $76 million and be used primarily for purchases of tractors and containers to support growth in our business, as well as technology investments and the new building construction. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in investing activities for the nine months ended September 30, 2020 was $54.1 million. The net cash used in investing activities decreased $0.4 million in 2021 from 2020 due to an increase of $29.3 million of proceeds from the sale of equipment, partially offset by more capital expenditures related primarily to $28.2 million more of tractor purchases, $20.0 million more of container purchases and $1.7 million more of technology investments. These increases were partially offset by $14.6 million less of expenditures related to the construction of a new building on our corporate headquarters campus and $6.3 million less of trailer purchases.

The net cash used in financing activities for the nine months ended September 30, 2021 was $18.3 million, which resulted from the repayment of long-term debt of $82.8 million, stock withheld for payments of withholding taxes of $4.0 million and finance lease payments of $2.1 million, partially offset by proceeds from the issuance of debt of $70.7 million.

During the nine months ended September 30, 2020, we borrowed $100 million on our revolving loan facility under the credit agreement and repaid the $100 million, therefore these transactions did not affect the variance in cash used in financing activities between 2021 and 2020. The decrease in net cash used in financing activities of $33.7 million from 2021 versus 2020 was primarily due to more proceeds from the issuance of new debt on transportation equipment of $41.9 million, partially offset by increases in the repayment of long-term debt of $8.4 million.

In 2021, we expect our cash paid for income taxes to be more than in 2020 due to significantly higher book income in 2021. We expect our cash paid for taxes to be more than our income tax expense in 2021 due to unfavorable timing differences related to depreciation and the sale of equipment.

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act allowed us to defer $11.3 million of 2020 payroll taxes until future years. Half of those payroll taxes will be remitted in December 2021 and the other half in December 2022.

We have standby letters of credit outstanding that expire in 2021 and 2022. As of September 30, 2021, the aggregate principal amount of our outstanding letters of credit were $41.3 million.

Our unused and available borrowings were $308.7 million as of September 30, 2021 and $312.3 million as of December 31, 2020. We were in compliance with our debt covenants under the credit agreement as of September 30, 2021 and December 31, 2020.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of September 30, 2021 from that presented in our 2020 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of September 30, 2021, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 9, 2020, we completed the acquisition of NSD. We are currently integrating processes, employees, technologies and operations associated with this acquisition. Management will continue to evaluate our internal controls over financial reporting as we complete this integration of business.

PART II. Other Information

Item 1. Legal Proceedings

During the nine months ended September 30, 2021, there have been no material developments in the legal proceedings disclosed in our 2020 10-K.

Item 1A. Risk Factors

Investing in shares of our stock involves certain risks, including those identified and described in Part I, Item 1A of our 2020 10-K, as well as those identified in cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Forward-Looking Information” in Part I, Item 2 here of and in our other filings with the SEC.

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

We purchased 968 shares for $0.1 million during the third quarter of 2021 and 1,896 shares for $0.1 million during the third quarter of 2020 related to employee withholding upon vesting of restricted stock. The table below provides information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the third quarter of 2021:

				Approximate Dollar Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
7/1/2021 - 7/31/2021	703	$65.48	-	$-
8/1/2021 - 8/31/2021	53	$67.38	-	$-
9/1/2021 - 9/30/2021	212	$69.85	-	$-
Total	968	$66.54	-	$75,002

Item 6. Exhibits

The exhibits included as part of this Form 10-Q are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Geoffrey F. DeMartino, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101

Interactive data files for Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Stockholders’ Equity; (iv) the Unaudited Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements. XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (formatted in Inline XBRL and included in Exhibit 101).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	November 5, 2021	/s/ Geoffrey F. DeMartino
Geoffrey F. DeMartino
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief Accounting
Officer
(Principal Accounting Officer)