Form 10-K
period 2021-12-31
Hub Group, Inc.
filed 2022-02-25
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2021, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $65.98 per share, was $2,162,250,176.

On February 18, 2022, the Registrant had 34,029,436 outstanding shares of Class A Common Stock, par value $.01 per share, and 662,296 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2022 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “targets,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are neither historical facts nor assurance of future performance. Instead, they are based on our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Such considerations may include, but are not limited to, uncertainties caused by adverse economic conditions, geopolitical events, the coronavirus ("COVID-19") pandemic, workforce availability and other extraordinary events or circumstances that may disrupt our or our customers’ or suppliers’ business and operations.

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. All forward-looking statements made by us in this annual report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Items 1A “Risk Factors,” include the following as they may be affected, either individually, or in the aggregate, by the effect of the ongoing COVID-19 pandemic, including any spikes, outbreaks or variants of the virus, as well as any future government actions taken in response to the pandemic, including on our business operations, as well as its impact on general economic and financial market conditions and on our customers, suppliers, counterparties, employees and third-party service providers:

•
the degree and rate of market growth in the intermodal, logistics, truck brokerage and dedicated markets served by us;
•
deterioration in our relationships, service conditions or provision of equipment with railroads or adverse changes to the railroads’ operating rules;
•
inability to recruit and retain company drivers and owner-operators;
•
inability to hire or retain management and other employees who are critical to our continued success;
•
the impact of competitive pressures in the marketplace, including entry of new competitors including digital freight matching companies, direct marketing efforts by the railroads or marketing efforts of asset-based carriers;
•
unanticipated changes in rail, drayage, warehousing and trucking company capacity or costs of services;
•
the impact on costs of services, service and reliability of further consolidation of railroads;
•
increases in costs related to any reclassification or change in our treatment of company drivers, owner-operators or other workers due to regulatory, judicial and legal decisions, including workers directly contracted with the Company and those contracted to the Company’s vendors;
•
joint employer claims alleging that the Company is a co-employer of any workers providing services to a Company contractor;
•
labor unrest or shortages in the rail, drayage, trucking or warehousing sectors;
•
significant deterioration in our customers’ financial condition, particularly in the retail, consumer products and durable goods sectors;
•
inability to identify, close and successfully integrate any future business combinations;
•
fuel shortages or fluctuations in fuel prices;
•
increases in interest rates;
•
acts of terrorism, military action or geopolitical events, including events that disrupt the global supply chain;
•
difficulties in maintaining or enhancing our information technology systems, implementing new systems or protecting against cyber-attacks;

•
increases in costs or operating challenges associated with complying with current or new governmental regulations;
•
significant increases to employee health insurance costs;
•
loss of one or more of our largest customers;
•
expected awards during annual customer bids not materializing;
•
changes in insurance costs, retention amounts and claims expense;
•
losses sustained on matters where the liability materially exceeds available insurance proceeds, if any;
•
union organizing efforts and changes to current laws, rules and regulations which will aid in these efforts;
•
the effects of pandemics;
•
imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity; and
•
disruptions due to adverse weather conditions.

Item 1. BUSINESS

General

Hub Group, Inc. (the “Company”, “Hub”, “we”, “us” or “our”) is a leading supply chain solutions provider that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our mission is to continuously elevate each customer’s business to drive long term success. Our vision is to build the industry’s premier supply chain solutions. Our service offerings include a full range of freight transportation and logistics services, some of which are provided by assets we own and operate, and some of which are provided by third parties with whom we contract. Our transportation services include intermodal, truckload, less-than-truckload (“LTL”), flatbed, temperature-controlled, dedicated and regional trucking. Our logistics services include full outsource logistics solutions, transportation management services, freight consolidation, warehousing and fulfillment, final mile delivery, parcel and international services.

We are one of the largest freight transportation providers in North America. Hub services a large and diversified customer base in a broad range of industries, including retail, consumer products and durable goods. We believe our strategy to offer multi-modal supply chain management solutions serves to strengthen and deepen our relationships with our customers and allows us to provide a more cost effective and higher service solution.

We employ sales and marketing representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor our transportation services to them. Our top 50 customers represent approximately 61% of revenue for the year ended December 31, 2021 while one customer accounted for more than 10% of our annual revenue.

Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal. A significant portion of our revenue and earnings is related to the provision of services to customers who serve consumer end markets in North America. As such our business generally experiences a higher level of demand during the time leading up to the December holidays, as our customers seek to build their inventories by moving goods into their distribution centers and retail store locations in the second half of the calendar year.

The transportation and logistics services industry is highly competitive. We compete against intermodal providers, logistics companies, third party brokers, trucking carriers, transportation management providers, warehousing providers and railroads that market their own services. Competition is based primarily on freight rates, quality of service, reliability, transit time and scope of operations. Several transportation service companies and trucking companies, and all of the major railroads, may have substantially greater financial and other resources than we do.

Our service offering facilitates our customers’ desires for energy-efficient transportation solutions and assists in meeting their objectives to reduce their environmental footprint. Our intermodal service is significantly more fuel efficient as compared to trucking transportation, and we continually seek opportunities to convert our customers’ transportation needs from trucking to intermodal. In addition, our logistics offering includes shipment consolidation and network optimization services that seek to maximize the amount of freight carried per mile which reduces fuel consumption. One of the objectives of our investment strategy is to replace older model tractors with newer, more energy-efficient equipment. We also evaluate new technologies such as electric-powered tractors that offer attractive environmental benefits to us and our customers. Our GPS-enabled container fleet allows for our truck drivers and third party carriers to efficiently locate our containers without driving wasted miles. We are an Environmental Protection Agency (EPA) SmartWay® Transport Partner, having been awarded the EPA’s SmartWay® Excellence Award nine times since 2008. Our headquarters building in Oak Brook, IL is certified as “Gold” by the Leadership in Energy and Environmental Design (LEED®) organization. Please see the Investors section of our website (https://investors.hubgroup.com/) for additional information on our environmental, social and governance attributes.

Our strategy to grow revenue, net income and cash flow includes the following elements:

•
Deepen and diversify our customer relationships through a best-in-class customer experience across all of our service offerings;
•
Acquire and organically develop new service offerings for our customers that will diversify our revenue streams and deliver sophisticated supply chain logistics solutions;
•
Selectively invest in assets, such as containers and tractors, to drive organic growth and reduce our costs;
•
Build an industry leading information technology platform to drive growth and efficiency and support future innovations; and
•
Sustain a culture that continues to enable innovation, service and teamwork.

We are committed to investing in technology to facilitate the growth of our business while enabling efficiency in our operations. Our digital strategy leverages advanced technology for our core operating systems, while investing in emerging technologies to achieve our business goals and enable innovative solutions for our stakeholders which include customers, drivers, vendors and employees. For example, in 2021 we completed the rollout of technology solutions to our trucking field operations. This enables our operating teams to more easily share driver capacity across our terminals and service lines and provides a single state of the art mobile experience to our drivers on our HubPro mobile app. In 2021, we also delivered solutions using computer visioning, robotic process automation and artificial intelligence to create increased efficiency in our operations and back office functions. This included the automation of manual processes, using human augmentation solutions to allow our experienced supply chain professionals to make critical decisions while allowing a robot to complete the repeatable tasks, and developing learning-based robots to drive better decision support to the hands of operating teams.

We carry commercial general liability insurance subject to a policy aggregate limit, and trucker’s automobile liability insurance with a limit per occurrence. Additionally, we have an umbrella excess liability policy and maintain motor truck cargo liability insurance. We contract with various third-party insurers to manage our business and operational risks and expenses.

Development of the Business

We have been a leader in the intermodal industry since our business was founded in 1971. Today we generate over $4 billion in annual revenue, having grown through the addition of new customers, through cross-selling our services to our customer base, by investing in equipment such as containers and tractors, by developing new service offerings, and through the acquisitions of new business lines. For example, over the past several years we have invested in a fleet of refrigerated intermodal containers that represents a new service line for us which we have effectively marketed to our existing customer base.

We regularly evaluate acquisition and divesture transactions as a component of our strategy to enhance our core business lines and diversify our service offerings. Our recent strategic transactions include the following:

Choptank Acquisition. On October 19, 2021, we acquired 100% of the equity interests of Choptank Transport, LLC ("Choptank"). The acquisition added scale to our truck brokerage operation, enhanced our refrigerated trucking transportation services offering and complemented our growing fleet of refrigerated intermodal containers. The financial results of Choptank, since the date of acquisition, are primarily included in our truck brokerage line of business.

NonstopDelivery Acquisition. On December 9, 2020, we acquired NonstopDelivery, LLC (“NSD”). NSD provides residential final mile delivery services throughout the United States. The financial results of NSD, since the date of acquisition, are included in our logistics line of business.

Services Provided

We operate the following lines of business:

Intermodal. We offer high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. Our service offering is well positioned to assist our customers in reducing their transportation spend and achieving their carbon emissions objectives. As an intermodal provider, we arrange for the movement of our customers’ freight in containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our Hub Group Trucking, Inc. (“HGT”) subsidiary and third-party local trucking companies.

In a typical intermodal transaction, the customer places an order with us and we determine the price and arrange for the necessary intermodal equipment (which includes a container and chassis) to be delivered to the customer by HGT or a third-party drayage company. We arrange for the transportation of the loaded container to a rail terminal where it is transported by a railroad to the destination rail terminal. Our predictive track and trace technology then monitors the shipment to ensure that it arrives as scheduled and provides notification to our customer service personnel if there are service delays. We then arrange for transportation by a drayage company from the rail terminal to the destination. After unloading, the empty container is made available for the next transaction.

As of December 31, 2021, we owned approximately 43,750 dry, 53-foot containers and 450 refrigerated 53-foot containers. We also exclusively leased approximately 250 dry, 53-foot containers.

During 2021, HGT accounted for approximately 50% of Hub’s drayage needs by providing reliable, cost effective transportation services to our customers. As of December 31, 2021, HGT operated trucking terminals at 25 locations throughout the United States, with locations in many large metropolitan areas. As of December 31, 2021, HGT owned approximately 1,400 tractors and 200 trailers, employed approximately 1,400 drivers and contracted with approximately 800 owner-operators.

Logistics. Our logistics business offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, and shipment visibility. We offer multi-modal transportation services including full truckload, LTL, intermodal, final mile, railcar, small parcel and international transportation. We leverage proprietary technology along with collaborative relationships with third party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our intermodal and truck brokerage service lines.

Our logistics offering also includes warehousing, cross-docking and consolidation services. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. We do not own or operate any warehouses or cross-docks. We contract with third-party warehouse providers in seven markets across North America to which our customers ship their goods to be stored and consolidated, along with goods from other customers, into full truckload shipments destined to major retailers. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

In December 2020, we acquired NSD which added residential final mile transportation services to our logistics offering. Our final mile services include warehousing, product assembly, inbound transportation to warehouses, delivery of goods to residential locations, and reverse logistics services. Customers for our final mile services include retailers and consumer goods companies. We contract with nearly 200 agents across the United States who provide warehousing and transportation to support our final mile offering.

Truck Brokerage. We operate one of the largest truck brokerage operations in the United States, providing customers with a trucking option for their transportation needs. Our brokerage does not operate any trucks; instead we match customers’ needs with trucking carriers’ capacity to provide the most effective combination of service and price. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. Approximately half of our truck brokerage volume is generated from transactions in which we offer lane-based pricing at a fixed rate for periods of up to one year (referred to as “committed” pricing). The remaining portion of our volume is generated based on shorter term transactional lane-based rates (referred to as “transactional” pricing).

In a typical truck brokerage transaction, the customer places an order with us for trucking transportation. We identify a third party trucking carrier to handle the load and coordinate a delivery appointment. Once we receive confirmation that the freight has been picked up, we monitor the movement of the shipment until it reaches its destination and the delivery has been confirmed.

We offer a full range of trucking transportation services, including dry van, expedited, less-than-truckload, refrigerated and flatbed. We substantially increased the size of our brokerage service line and increased our refrigerated transportation capabilities through the acquisition of Choptank Transport, LLC in October 2021 (“Choptank”). In addition, we intend to deploy Choptank’s best-in-class technology platform across our existing brokerage operation, which we expect will result in improved efficiency.

Dedicated. Our dedicated trucking operation contracts with customers who require high service transportation using equipment dedicated to their needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment. Our dedicated operation currently operates a fleet of approximately 1,000 tractors and 4,600 trailers at 68 locations throughout the United States. As of December 31, 2021, dedicated employed approximately 1,100 drivers.

Relationships with Transportation and Warehouse Vendors

We utilize an asset-light strategy that employs a combination of our company-operated equipment as well as assets operated by third parties to transport and store our customers’ goods, which allows us to optimize our investment in equipment and facilities and reduce the level of capital we employ in our business. We are one of the largest purchasers of rail transportation services in North America and generally have multi-year contractual agreements with our railroad providers that specify the costs we pay for transportation and related services, as well as service levels and other provisions. Due to the importance of our relationship, some of our railroad providers have dedicated support personnel to focus on our day-to-day service requirements. On a regular basis, our senior executives and our railroad providers meet to discuss major strategic issues concerning intermodal transportation.

Approximately half of our drayage services are provided by HGT which owns a fleet of approximately 1,400 tractors and employs approximately 1,400 drivers. In addition, HGT contracts with approximately 800 owner-operators who supply their own equipment and operate under our regulatory authority. We also procure drayage services from third parties, and we believe we are one of the largest purchasers of drayage transportation in the United States. Our dedicated services are generally handled by our fleet of approximately 1,000 tractors and 4,600 trailers and approximately 1,100 drivers.

Our brokerage and logistics business lines are significant purchasers of truckload and less-than-truckload transportation from third parties. We contract with a large number of trucking companies that we use to provide these transportation services. Our relationships with these trucking companies are important since these relationships determine pricing, load coverage and service that we provide to our customers.

We have relationships with several national and local operators of warehouses and cross-dock facilities who provide a range of services to us including storage, product handling and related activities. Our final mile operation contracts with nearly 200 local agents who provide warehousing and local delivery services.

We require all of our trucking vendors to carry general liability insurance, truckman’s auto liability insurance and cargo insurance. Railroads, which are self-insured, provide limited cargo protection. To cover freight loss or damage when a carrier’s liability cannot be established or a carrier’s insurance is insufficient to cover the claim, we carry our own cargo insurance. We also carry general liability insurance with a companion umbrella policy on this general liability insurance. We maintain separate insurance policies to cover potential exposure from our company-owned drayage and dedicated operations.

Government Regulations

The Company and several of our subsidiaries are licensed by the United States Department of Transportation (“DOT”) as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that we perform truck brokerage services, we do so under these licenses. The DOT prescribes qualifications for acting in this capacity. Our trucking subsidiaries operate under DOT motor carrier authority. We are licensed by the United States Federal Maritime Commissions (“FMC”) as an Ocean Transportation Intermediary authorized to provide ocean freight forwarding and non-vessel operating common carrier services, which are regulated by the FMC. Our business is also subject to requirements published by the United States Food and Drug Administration under the Food Safety Modernization Act regarding the use of sanitary transportation practices to ensure the safety of food transported by motor vehicle and rail. To date, compliance with these regulations and licensing requirements has not had a material adverse effect on our capital expenditures, earnings or competitive positions.

There are federal, state and local laws and regulations concerning environmental matters and employee health and safety that apply to the Company’s operations. The Company is also subject to various federal, state and local laws and government regulations related to employment in the jurisdictions where we conduct business. Complying with these and other laws and regulations has not had a materially adverse effect on the Company’s business.

Custom-Trade Partnership Against Terrorism

One of our subsidiaries achieved Custom-Trade Partnership Against Terrorism (C-TPAT) certification in 2013 and have maintained it since then. C-TPAT is a voluntary supply chain security program led by United States Customs and Border Protection focused on improving the security of private companies’ supply chains. Companies who achieve C-TPAT certification must have a documented process for determining and alleviating risks throughout their international supply chain. This certification allows us to be considered low risk, resulting in expedited processing of our customers’ cargo, including fewer customs examinations.

Human Capital

Hub conducts business and provides services to customers through a combination of non-driver (e.g., office or terminal-based) employees, driver employees, and relationships with independent contractors. As of December 31, 2021, Hub had approximately 4,700 employees, which included approximately 2,400 drivers. In addition, as of December 31, 2021 we contracted with approximately 800 independent contractor drivers. We do not employ any warehouse operations staff. We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

Hub’s success depends in part on our ability to attract and retain skilled staff members and drivers. Our executive management team receives regular updates regarding headcount changes, turnover rates, hiring rates, manager training and employee satisfaction. We invest in the development of our employees through our Hub University learning management system, which provides access to a variety of e-learning courses and modules to further develop job skills, increase knowledge of our business, and promote adherence to safety and compliance procedures. We seek to offer a competitive compensation package, which may include incentive compensation elements, as well as an attractive package of employee benefits. We are committed to employee engagement and an inclusive culture that values and respects every employee.

Hub strives to create a culture of accountability, safety and teamwork. We set annual performance goals for our operations teams relative to collisions and injuries and track performance monthly and year-to-date to ensure accountability. Further, we provide company-wide recognition on a monthly basis for employees who are nominated for performance that demonstrates our guiding principles of winning together, innovating with purpose and acting with integrity.

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

Item 1A. RISK FACTORS

Business Environment and Competition Risks

A significant portion of our revenue is derived from intermodal transportation services and from our significant customers.

We derived 57% of our revenue from our intermodal services in 2021, 58% in 2020 and 57% in 2019. As a result, any decrease in demand for intermodal transportation services could have a material adverse effect on our results of operations.

Our 10 largest customers accounted for approximately 42% of our total revenue in 2021, 46% in 2020 and 42% in 2019. In each of the years ended December 31, 2021 and 2020, one customer accounted for more than 10% of our annual revenue. While our dedicated and logistics businesses may involve long-term customer contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our largest customers could have a material adverse effect on our revenue and business. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so.

Because we depend on railroads for our operations, our operating results and financial condition are likely to be adversely affected by any increase in rates, reduction or deterioration in rail service or change in the railroads’ reliance on us to market their intermodal transportation services.

We depend on the major railroads in North America for virtually all of the intermodal services we provide. In many regions, rail service is limited to one or a few railroads. We primarily rely on contractual relationships with two railroads to support our intermodal business. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to materially adversely affect our ability to provide intermodal transportation services to some of our customers. Rate increases result in higher intermodal transportation costs, reducing the attractiveness of intermodal transportation compared to truck or other transportation modes, which could cause a decrease in demand for our services. Further, our ability to continue to expand our intermodal transportation business is dependent upon the railroads’ ability to increase capacity for intermodal freight and provide consistent and reliable service. Our business has, at times, been adversely affected by situations impacting one or more railroads, including labor shortages, slowdowns or stoppages, adverse weather conditions, changes to rail operations, or other factors that hinder the railroads’ ability to provide reliable transportation services and these situations may occur again in the future. To date, our primary railroad providers have chosen to rely on us and other intermodal competitors to market their intermodal services rather than fully developing their own marketing capabilities. If one or more of the major railroads reduced their dependence on us or decreased the capacity that they made available to us, including by servicing additional intermodal marketing companies, the volume of intermodal shipments we arrange would likely decline, which could have a material adverse effect on our results of operations and financial condition.

Our ability to expand our business or maintain our profitability is adversely affected by a shortage of drivers and capacity.

We derive significant revenue from our intermodal, logistics, truck brokerage and dedicated services and depend on qualified drivers to provide these services. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcements under the Federal Motor Carrier Safety Administration (“FMCSA”) Compliance, Safety, Accountability program or other programs may shrink the industry’s pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. Driver shortages and reliance on third-party companies for the operation of our intermodal, logistics, truck brokerage and dedicated services has, and in the future could, adversely affect our profitability and limit our ability to expand our business or retain customers. Most drayage, truckload, final mile, and certain less-than-truckload companies operate relatively small fleets and have limited access to capital for fleet expansion. Particularly during recent and future periods of economic expansion, it is difficult for our dedicated and HGT operations, and third-party trucking companies, to expand their fleets due to chronic driver shortages. Driver shortages have resulted in increases to drivers’ compensation that we may be unable to fully pass on to our customers and have left trucks sitting idle and created difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

We operate in a highly competitive industry and our business may suffer if we are unable to adequately address potential downward pricing pressures and other competitive factors.

The transportation and logistics industry is highly competitive and cyclical. We face competition in all geographic markets and each industry sector in which we operate. Increased competition or our inability to compete successfully may lead to a reduction in our volume, reduced revenues, reduced profit margins, increased pricing pressure, or a loss of customer relationships, any one of which could affect our business and financial results. Numerous competitive factors could impair our ability to maintain our current profitability, including the following:

•
our competitors may periodically reduce their prices to gain business, especially during times of weak economic conditions, which may limit our ability to maintain or increase prices or impede our ability to maintain or grow our customer relationships;
•
our inability to achieve expected customer retention levels or sales growth targets;
•
we compete with many other transportation and logistics service providers, some of which have greater capital resources or lower cost structures than us;
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
•
consolidation in the trucking industry may result in larger competitors with greater financial resources than we have;
•
disruptions to the supply chain or other market factors may limit our ability to purchase equipment from our suppliers;
•
advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments; and
•
because cost of capital is a significant competitive factor, any increase in either the cost of our debt or equity as a result of increases in our level of credit risk or stock price volatility could have a significant impact on our competitive position.

Our customers’ and suppliers’ businesses may be negatively affected by various economic and other factors such as recessions, downturns in the economy, global uncertainty and instability, the effects of pandemics, changes in United States social, political, and regulatory conditions and/or a disruption of financial markets, which may decrease demand for our services or increase our costs.

Adverse economic and other conditions, both in the United States and internationally, can negatively affect our customers’ business levels, the amount of transportation services they need, their ability to pay for our services and overall freight levels, any of which might impair our asset utilization and profitability. For example, the effects of pandemics (including the coronavirus) may affect international trade, supply chains, travel, employee productivity and other economic activities. Additionally, uncertainty and instability in the global economy, geopolitical events, and any other action that governments may take to withdraw from or materially modify international trade arrangements may lead to fewer goods being transported and could have an adverse effect on our business, financial conditions and results of operations. The United States government and foreign governments may take other actions that may impact United States trade, including imposing tariffs on certain goods, that may have an adverse impact on our business and on goods imported into, or exported from, the United States. These potential “trade wars” could increase costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or if trading partners limit their trade with countries that impose anti-trade measures. If these consequences are realized, the volume of global economic activity may be significantly reduced. Such a reduction could have a material adverse effect on our business, results of operations, and financial condition.

Customers adversely affected by changes in United States trade policies or otherwise encountering adverse economic or other conditions may be unable to obtain additional financing or financing under acceptable terms. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise, customers may select competitors that offer lower rates in an attempt to lower their costs and we might be forced to lower our rates or lose freight volumes.

Our suppliers’ business levels also may be negatively affected by adverse economic and other conditions and changes in the political and regulatory environment, as well as the effects of geopolitical events, pandemics and other public concerns, both in the United States and internationally, or financial constraints, any one of which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in wage rates, fuel prices, interest rates, taxes, tolls, license and registration fees, insurance, equipment and healthcare for our employees.

Our business could be adversely affected by strikes or work stoppages by truck drivers, warehouse employees, port employees and railroad employees, or the decision of our employees to unionize.

There may be labor unrest, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, such as warehousing and ports. We could lose business due to any significant work stoppage or slowdown and, if labor unrest results in increased rates for transportation providers, we may not be able to pass these cost increases on to our customers. Strikes, work slowdowns, or labor shortages among longshoremen and other workers at ports in recent years have resulted in reduced activity at the ports for a time, creating an impact on the transportation industry. Work stoppages occurring among owner-operators in a specific market have increased our operating costs periodically in the past. In recent years, there have been strikes involving railroad workers. Future strikes by railroad employees in the United States, Canada or anywhere else that our customers’ freight travels by railroad would impact our operations. Any significant work stoppage, slowdown or other disruption, including disruption due to restrictions imposed as a result of a pandemic, involving port employees, railroad employees, warehouse employees or truck drivers could adversely affect our business and results of operations.

Currently, none of our employees are represented by a collective bargaining agreement. If in the future our employees decide to unionize, this would increase our operating costs and force us to alter the way we operate causing an adverse effect on our operating results.

Relatively small increases in our transportation and warehouse costs that we are unable to pass through to our customers are likely to have a significant adverse effect on our gross margin and operating income.

Transportation and warehouse costs represented 86% of our consolidated revenue in 2021, 88% in 2020 and 86% in 2019. Because transportation and warehouse costs represent such a significant portion of our costs, any increases in the operating costs of railroads, warehouse vendors, and other transportation providers can be expected to result in higher freight rates that we pay to such providers. Transportation costs may increase if we are unable to contract with owner-operators or recruit Company employee drivers as this may increase the costs we pay for drivers or force us to use more expensive purchased transportation. Any inability to pass cost increases to our customers is likely to have a significant adverse effect on our gross margin and operating income and cash flows.

Our business depends on the availability of fuel. Fuel availability and cost are affected by natural or man-made disasters, adverse weather conditions, political events, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict and world supply and demand imbalance. We do not maintain fuel storage and pumping stations at all of our facilities. Therefore, a disruption in the global fuel supply resulting from factors outside of our control, hence increasing the demand for fuel traditionally used by trucks could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Additionally, fuel costs can be very volatile and fuel price fluctuations occur due to factors outside our control. Significant increase in fuel prices or fuel taxes that we are unable to offset by any fuel surcharges or freight rate increases could have an adverse impact on our business operations. We have a fuel surcharge program in place with many of our customers. These fuel surcharges typically allow us the ability to recover the costs associated with volatile fuel prices. Our inability to time the fuel surcharges billed to customers with the change in fuel costs could affect our operations. Rapid increases in fuel costs could also have a material adverse effect on our operations or future profitability.

Extreme or unusual weather conditions can disrupt our operations, impact freight volumes, and increase our costs, all of which could have a material adverse effect on our business results.

Our operations are affected by external factors such as severe weather and other natural occurrences, including floods, fires, hurricanes and earthquakes that adversely impact operating locations where we have vehicles, warehouses and other facilities. As a result, our vehicles and facilities may be damaged, our workforce may be unavailable, fuel costs may rise, and significant business interruptions could occur. In addition, the performance of our vehicles could be adversely affected by extreme weather conditions. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of our damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of service, we may not be able to mitigate a significant interruption in operations.

Our insurance program may not be sufficient to cover all anticipated risks and liabilities associated with our operations.

We are partially self-insured for certain employee medical coverage losses, excluding employees covered by health maintenance organizations. We generally have an individual stop loss deductible per enrollee unless specific exposures are separately insured. We accrue a contingent liability based upon examination of historical trends, historical actuarial analysis, our claims experience, total plan enrollment (including employee contributions), population demographics, and other various estimates. Self-insurance reserves, net income, and cash flows could be materially affected if future claims differ significantly from our historical trends and assumptions.

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

We also are exposed to various other types of claims, including cargo loss and damage, property damage, and personal injury. We maintain insurance coverage with third-party insurance carriers for these types of claims as well as for other business and operational risks (including cybersecurity, data privacy, Directors & Officers), but we assume a significant portion of the risk associated with these claims due to high self-insured retention (“SIR”) and deductibles. Our operating results could be adversely affected if any of the following were to occur: (i) the number or the severity of claims increases; (ii) we are required to accrue or pay additional amounts because claims prove to be more severe than our original assessment; or (iii) claims exceed our coverage amounts. If the number or severity of claims increases, our operating results could also be adversely affected if the cost to renew our insurance was increased when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher freight rates to our customers, our earnings could be materially and adversely affected. In addition, insurance companies generally require us to collateralize our SIR or deductible levels. At December 31, 2021, we had insurance-related letters of credit totaling $41.3 million. If these collateralization requirements increase, our borrowing capacity could be adversely affected.

Pandemics could materially and adversely affect our business, financial condition and results of operations, the ultimate impacts of a pandemic, including COVID-19, on our business, financial condition and results of operations depends on future developments and other factors that are highly uncertain and will be affected by the scope and duration of a pandemic (including variants and resurgences) and actions taken by individuals, companies and governmental authorities in response to such a pandemic.

The ongoing COVID-19 pandemic (including variants and resurgences) has caused and is expected to continue to cause significant disruption in the international and United States economies and financial markets and has had and may continue to have a significant effect on our business, financial condition and results of operations. In response to the COVID-19 pandemic, federal, state and foreign governments have taken actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, ordering temporary closures or other restrictions of businesses, and imposing requirements related to vaccines, masks, testing and other measures on companies and individuals, that may continue to impact our business, financial conditions and results of operations and those of our customers and suppliers.

The ultimate duration of the pandemic and of responsive governmental actions is uncertain and evolving, particularly as new variants have emerged. New and changing government and private actions to address the COVID-19 pandemic have been occurring regularly. We have been closely monitoring the COVID-19 pandemic and government responses thereto and its impacts and potential impacts on our business, including operational challenges from the need to protect employee health and safety. These circumstances and other consequences of the pandemic, have resulted in significant adverse effects for many different types of businesses who are our customers or suppliers, including, among others, those in the retail, travel, hospitality and food and beverage industries, which can result in volatility in customers’ need for our services or suppliers’ availability to provide products and services to us.

We have been deemed an essential business and have been permitted to continue to operate in all of the jurisdictions in which we operate, including jurisdictions that have mandated the closure of certain businesses, and we expect to be permitted to continue to operate in the future. Nevertheless, there is no assurance that we will continue to be permitted to operate under every future government order or other restriction and in every location and government requirements may have an adverse impact on our business operations, including with respect to availability of truck drivers in the sectors in which we operate.

In addition, the COVID-19 pandemic has caused, and may in the future continue to cause, disruptions, and in some cases severe disruptions, to the business and operations of our customers and suppliers as a result of quarantines, worker absenteeism as a result of illness or other factors, social distancing measures, consumer concerns, and other travel, health-related, business or other restrictions. Certain of our customers have been, and may in the future be, required to close or operate at a lower capacity. There can be no assurance that any decrease in revenues or volume resulting from the COVID-19 pandemic will be offset by increased revenues or volume in the future. The ultimate effects of the COVID-19 pandemic on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions and circumstances described above and any accompanying effects.

The further spread of the COVID-19 virus, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt economic activity generally and in the areas in which we operate. This could result in further decline in demand for our services, and could negatively affect, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Although we are taking precautions to protect the safety and well-being of our team members, customers and suppliers, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our team members’ ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

Technology and Cybersecurity Risks

If we fail to maintain and enhance our information technology systems, or if we fail to successfully implement new technology or enhancements, we may be at a competitive disadvantage and lose customers.

Technology is critical to our operations and our ability to compete effectively as a transportation and logistics provider. We expect our customers to continue to demand more sophisticated technology-driven solutions from their suppliers and we must enhance or replace our information technology systems in response. This may involve significant research and development costs, implementation costs and potential operational challenges. To keep pace with changing technologies and customer demand, we continue to make investments in our technology, as well as invest in emerging technology to further drive innovation and efficiency. Recent investments include implementing new order management, transportation management, contract management and financial management processes and systems. Technology and new market entrants may also disrupt the way we and our competitors operate. As technology improves and new companies enter the freight brokerage sector, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity. We must continue to develop innovative emerging technologies to source, track and provide visibility to capacity to further improve customer outcomes.

If we fail to successfully implement critical technology, if our technology does not provide the anticipated benefits or it does not meet market demands, we may be placed at a competitive disadvantage and could lose customers, materially adversely impacting our financial condition and results of operations.

Our information technology systems also depend upon the Internet, third-party service providers, global communications providers, satellite-based communications systems, the electric utilities grid, electric utility providers and telecommunications providers as well as their respective vendors. The services and service providers have all experienced significant system failures and outages at some point in the past. We have minimal control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions due to transitional challenges in upgrading or enhancing our technology systems; failures in the services upon which our information technology platforms rely, including those that may arise from adverse weather conditions or natural calamities, such as floods, hurricanes, earthquakes or tornadoes; illegal acts, including terrorist attacks; human error or systems modernization initiatives; and/or other disruptions, may adversely affect our business, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial position.

Our information technology systems are subject to cyber and other risks some of which are beyond our control. A security breach, failure or disruption of these services could have a material adverse effect on our business, results of operations and financial position.

We rely heavily on the proper functioning and availability of our information systems for our operations as well as for providing value-added services to our customers. Our information systems, including our accounting, communications and data processing systems, are integral to the efficient operation of our business. It is critical that the data processed by these systems remain secure, as it often includes competitive customer information, confidential transaction data, employee records and key financial and operational results and statistics. The sophistication of efforts by hackers, foreign governments, cyber-terrorists, and cyber-criminals, acting individually or in coordinated groups, to launch distributed denial of service attacks, ransomware or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other business interruptions has continued to increase in recent years. We utilize third-party service providers who have access to our systems and certain sensitive data, which exposes us to additional security risks, particularly given the complex and evolving laws and regulations regarding privacy and data protection. While we and our third-party service providers have experienced cyber-attacks and attempted breaches of our and their information technology systems and networks or similar events from time to time, no such incidents have been, individually or in the aggregate, material to us. Cyber incidents that impact the security, availability, reliability, speed, accuracy or other proper functioning of our systems, information and measures, including outages, computer viruses, theft or misuse by third parties or insiders, break-ins and similar disruptions, could have a significant adverse impact on our operations.

It is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, ransomware and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, biometric privacy, data security or other laws and regulations could result in claims, legal or regulatory proceedings, inquiries or investigations. To comply with this changing landscape, we may be required to further segregate our systems and operations, implement additional controls, or adopt new systems , all of which could increase the cost and complexity of our operations. In addition, our insurance intended to address costs associated with aspects of cyber incidents, network failures and privacy-related concerns, may not sufficiently cover all types of losses or claims that may arise.

Operational Risks

We depend on third parties for equipment and services essential to operate our business, and if we fail to secure sufficient equipment and services, we could lose customers and revenue.

We depend on third parties for transportation equipment, such as tractors, containers, chassis, and trailers and certain services such as transportation, warehousing and cross docks necessary for the operation of our business. Our industry has experienced equipment, transportation and warehouse capacity shortages in the past, particularly during the peak shipping season in the fall. Market disruptions related to the COVID-19 pandemic have contributed to recent shortages of such equipment and services and this situation may continue. A substantial amount of intermodal freight originates at or near the major West Coast ports, which have historically had the most severe equipment shortages. As an asset-light freight transportation management company, if we cannot secure sufficient transportation equipment and warehouse services at a reasonable price from third parties to meet our customers’ needs, our customers may seek to have their transportation and warehousing needs met by other providers with their own assets. This could have a material adverse effect on our business, results of operations and financial position.

Our residential final mile delivery service exposes us to risks associated with vendors delivering to residential customers.

While we do not operate any equipment or employ any drivers that are used in the provision of final mile services, our vendors’ trucks and drivers operate in residential environments that expose such vendors (and potentially us) to the risk of property damage, personal injury and other claims including from operating on residential streets and from entering into end-consumers’ homes. If any of these vendors do not reliably and safely perform their obligations, our vendors and us could be exposed to liability or reputational harm.

The ability to hire or retain management and other employees is critical to our continued success, and the loss of or inability to hire such personnel could have a material adverse effect on our business, financial condition and results of operations.

There is substantial competition for qualified personnel in the transportation services industry. Many individuals in the industry are subject to non-competition agreements, severely limiting our ability to hire qualified personnel to compete in the market-place. As all key employees devote their full time to our business, the loss of any member of our management team, or other key persons, or the inability to hire key persons, could have an adverse effect on us. We do not have written employment agreements with any of our executive officers and do not maintain key man insurance on any of our executive officers, although we do have restrictive covenant agreements with all of them. If we lose key members of our senior management team or are unable to effect successful transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

Our growth could be adversely affected if we are not able to pursue our acquisition strategy or to successfully integrate acquired businesses.

We cannot guarantee that we will be able to execute acquisitions on commercially acceptable terms. Furthermore, the failure to successfully integrate an acquired business or assets, including implementing financial controls and measures or achieving cross-selling objectives, could significantly impact our financial results. Although we believe we have adequate liquidity and capital resources to fund our operations internally, our inability to access the capital markets on favorable terms, or at all, to obtain adequate financing from debt or capital sources could adversely affect our ability to pursue growth through acquisitions. Financial results most likely to be negatively affected include, but are not limited to, revenue, gross margin, salaries and benefits, general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Legal, Regulatory and Compliance Risks

We use a significant number of independent contractors, such as owner operators, in our businesses. Legislative, judicial and regulatory authorities may continue to take actions or render decisions that could affect the independent contractor classification, which could have a significant adverse impact on our gross margin and operating income.

We do business with a large number of independent contractors, such as owner-operators, consistent with longstanding industry practices. Legislative, judicial, and regulatory (including tax) authorities have taken actions and rendered decisions that could affect independent contractor classifications. Class action and individual lawsuits have been filed against us and others in our industry, challenging independent contractor classifications. See Item 3 - Legal Proceedings for further discussion and see Note 15 to the consolidated financial statements under “Legal Matters” for a description of material pending litigation and regulatory matters affecting us and certain risks to our business presented by such matters. If independent contractors are determined to be employees, or the Company a joint employer of warehousemen used for our consolidation or final mile delivery business, then we may incur legal liabilities associated with that determination, such as liability for unpaid wages, overtime, employee health insurance and taxes. If we were to change how we treat independent contractors or reclassify independent contractors to employees, then we would likely incur expenses associated with that reclassification, could incur additional ongoing expenses and face the loss of those independent contractor drivers who choose not to become employees. The costs associated with these matters could have a material adverse effect on results of operations and our financial position.

We operate in a highly regulated industry, and changes in existing regulations or costs of compliance with, or liability for violation of, existing or future regulations or antiterrorism measures could have a material adverse effect on our business.

The Company and various subsidiaries are regulated by the DOT as motor carriers and/or freight brokers. The DOT prescribes qualifications for acting in these capacities, including surety bond requirements. The transportation industry is subject to DOT regulations regarding, among other things, driver breaks and “restart” rules that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. The FMCSA, under the DOT, also manages a compliance and enforcement initiative partnering with state agencies designed to monitor and improve commercial vehicle motor safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could levy fines and restrict or otherwise impact our operations. We may also become subject to new or more restrictive regulations relating to carbon emissions under climate change legislation or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation services, any of which could materially adversely affect our business and results of operations.

We are subject to a wide variety of U.S. federal and state and non-U.S. laws, regulations and government policies, including in the areas of employment, privacy, cybersecurity, securities, anti-corruption, competition and trade, that may change in significant ways. We are not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation industry generally, or us in particular. We are also unable to predict how political changes will affect government regulation of the transportation industry. If we incur higher costs as a result of any new regulations and are unable to pass along such costs to our customers, our business may be adversely affected.

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

Furthermore, terrorist attacks or other geopolitical events, along with any government response to such events, may adversely affect our financial condition, results of operations or liquidity. Our fleet, other key infrastructure and information technology systems may be targets or indirect casualties of acts of terror, other harmful acts, or war. Further, because transportation assets continue to be a target of terrorist activities, federal, state, local and foreign governmental bodies are proposing and, in some cases, have adopted legislation and regulations relating to security issues that impact the transportation industry, including checkpoints and travel restrictions on large trucks. If additional security measures disrupt or impede the timing of our operations, we may fail to meet the requirements of our customers or incur increased expenses to do so. In addition, complying with these or future regulations could continue to increase our operating costs and reduce operating efficiencies. We maintain insurance coverages addressing these risks; however, such insurance may be inadequate or become unavailable, be limited in scope of coverage, premiums charged for some or all of the insurance could increase dramatically, or regulations may change. These changes could exacerbate the effects of an act of terrorism or other event on our business, resulting in a significant business interruption, increased costs and liabilities and decreased revenues or an adverse impact on results of operation.

Our operations are subject to various environmental laws and regulations, including legislative and regulatory responses to climate change. Compliance with environmental requirements could result in significant expenditures and the violation of these requirements could result in substantial fines or penalties.

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

The Company is also subject to certain federal and state environmental laws and regulations, including those of the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”). We may become subject to enforcement actions, new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations. In addition to EPA and state agency regulations on exhaust emissions with which we must comply, there is an increased legislative and regulatory focus on climate change, greenhouse gas emissions and the impact of global warming that enhances the possibility of increased regulation of greenhouse gas emissions and potentially exposes us to significant new taxes, fees and other costs. We are also subject to environmental, sustainability and governance (“ESG”) issues. This increased focus on ESG issues may result in new regulations and/or customer, supplier or market requirements that could adversely impact our business, or certain shareholders who may reduce their holdings of our stock. Limitations on the emission of greenhouse gases, other environmental legislation, or customer ESG requirements have had and could have an adverse impact on our financial condition, results of operations and liquidity.

We are subject to the risks of litigation and governmental inquiries, which could have a material adverse effect on our business.

The nature of our business exposes us to a variety of litigation risks related to a number of issues, including without limitation, accidents involving our trucks and employees, alleged violations of federal and state labor and employment laws, securities laws, environmental liability and other matters. Accordingly, we are, and in the future may be, subject to legal proceedings and claims that have arisen in the ordinary course of our business, including class and collective allegations. We are also subject to potential governmental proceedings, inquiries, and claims. The parties in such actions may seek amounts from us that may not be covered in whole or in part by insurance. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts. This trend has and could continue to adversely affect our ability to obtain suitable insurance coverage and significantly increase our cost for obtaining such coverage, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

We arrange for the movement of freight, a portion of which originates from other countries, including China, into and out of the United States, Mexico and Canada, and we import 53-foot intermodal containers manufactured in China. Adverse developments in laws, policies or practices in the United States and internationally can negatively impact our business and the business of our customers. Negative domestic and international global trade conditions as a result of social, political or regulatory changes or perceptions (such as those that might be associated with pandemics) could materially affect our business, financial conditions and results of operations. We provide services both domestically and to a lesser extent outside of the United States, which subjects our business to various additional risks, including:

•
changes in tariffs, trade restrictions, trade agreements and taxes;
•
varying tax regimes, including consequences from changes in applicable tax laws;
•
difficulties in managing or overseeing foreign operations and agents;
•
complying with laws applicable to international business, such as anti-corruption, trade, foreign currency and maritime laws;
•
different liability standards;
•
the price and availability of fuel;
•
higher levels of credit risk;
•
difficulties in integrating acquired companies with foreign operations;
•
uncertainty and changes to political and regulatory regimes as a result of changing social, political, regulatory and economic environments in the United States and internationally; and
•
geopolitical conditions, such as national and international conflict, including terrorist acts and the effects of pandemics (such as COVID-19) and government responses to pandemics.

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

Our suppliers may also be affected by changes in the political and regulatory environment, both in the United States and internationally. Negative impacts on our suppliers could result in disruptions in the supply and availability of equipment or services needed for our business that could in turn affect our ability to operate and serve our customers as planned. Additionally, changes to current United States international trade agreements may lead to fewer goods transported and we may need to restructure certain terms of business with suppliers or customers.

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

Damage to our reputation through unfavorable publicity or the actions of our employees, certain suppliers or independent contractors could adversely affect our financial condition.

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, suppliers, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, Instagram, LinkedIn and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.

The market value of our common stock may fluctuate and could be substantially adversely affected by various factors.

We expect that the market price of our common stock will continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, among others:

•
actual or anticipated variations in earnings, financial or operating performance or liquidity;
•
changes in industry research analysts’ recommendations or projections;
•
failure to meet analysts’ and our Company's projections;
•
general political, social, economic and capital market conditions;
•
announcements of developments related to our business;
•
operating and stock performance of other companies deemed to be peers;
•
actions by government regulators;
•
news reports of trends, concerns and other issues related to us or our industry, including changes in regulations; and
•
geopolitical conditions such as acts or threats of terrorism, military conflicts, and the effects of pandemics (such as the coronavirus).

Our common stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our common stock, and the current market price of our common stock may not be indicative of future market prices.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

SUPPLEMENTARY ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Pursuant to Instructions to Item 401 of Regulation S-K, we have included information on our executive officers in this Part I.

The table sets forth certain information as of February 1, 2022 with respect to each person who is an executive officer of the Company.

Name	Age	Position
David P. Yeager	68	Chairman of the Board of Directors and Chief Executive Officer
Phillip D. Yeager	34	President and Chief Operating Officer
Vincent C. Paperiello	51	President, Intermodal and Chief Solutions Officer
Geoffrey F. DeMartino	44	Executive Vice President, Chief Financial Officer and Treasurer
Kevin W. Beth	47	Executive Vice President and Chief Accounting Officer
Vava R. Dimond	55	Executive Vice President and Chief Information Officer
Michele L. McDermott	51	Executive Vice President and Chief Human Resources Officer
Thomas P. LaFrance	60	Executive Vice President and General Counsel and Corporate Secretary

David P. Yeager has served as our Chairman of the Board since November 2008 and as Chief Executive Officer since March 1995. From March 1995 through November 2008, Mr. Yeager served as Vice Chairman of the Board. From October 1985 through December 1991, Mr. Yeager was President of Hub City Terminals (Hub Chicago). From 1983 to October 1985, he served as Vice President, Marketing of Hub Chicago. Mr. Yeager founded the St. Louis Hub in 1980 and served as its President from 1980 to 1983. Mr. Yeager founded the Pittsburgh Hub in 1975 and served as its President from 1975 to 1977. Mr. Yeager received a Masters in Business Administration degree from the University of Chicago Booth School of Business and a Bachelor of Arts degree from the University of Dayton. Mr. Yeager is the father of Phillip D. Yeager.

Phillip D. Yeager was named President and Chief Operating Officer in July 2019. Prior to this appointment, Mr. Yeager served as Chief Commercial Officer overseeing Intermodal and Truck Brokerage operations as well as sales, pricing, solutions and account management since January 2018. Mr. Yeager formerly held the role of Executive Vice President, Account Management and Intermodal Operations since January 2016 after serving as Vice President of Account Management and Business Development from February 2014 to January 2016. Mr. Yeager joined the Company in 2011 as the Director of Strategy and Acquisitions. Prior to joining the Company, Mr. Yeager served as Assistant Vice President of Commercial Banking at BMO Harris Bank, and as an investment banking analyst for Lazard Freres & Co. Mr. Yeager earned his Bachelor of Arts degree from Trinity College, and a Master of Business Administration degree from the University of Chicago Booth School of Business. Mr. Yeager is the son of David P. Yeager.

Vincent C. Paperiello was named President of Intermodal and Chief Solutions Officer in July 2021 after serving as Chief Solutions Officer since July 2019. Since joining the Company in 1993, Mr. Paperiello has held a variety of operational, logistics management and business intelligence positions with the Company. In his current role, he is responsible for our Intermodal business and our go-to-market analytics organization, ensuring that we are developing and delivering pricing and solutions that propel our customers’ businesses. Mr. Paperiello is a member of the Professional Pricing Society and the Intermodal Association of North America, a leading industry trade association representing the combined interest of the intermodal freight industry. Mr. Paperiello received a Bachelor of Arts degree in History from Western Illinois University and a Master of Business Administration – Finance degree from DePaul University’s Kellstadt Graduate School of Business.

Geoffrey F. DeMartino has served as Executive Vice President, Chief Financial Officer, and Treasurer since July 2020. In this role Mr. DeMartino has responsibility for our financial reporting, financial operations, investor relations, debt and equity financing, and corporate development activities. Mr. DeMartino joined the Company in 2016 as Vice President, Corporate Development and Strategy and led our acquisition and divestiture activities. Prior to joining the Company he spent over 15 years in various financial roles, including corporate development and investment banking. Mr. DeMartino received a Bachelor’s degree in Economics from Northwestern University.

Kevin W. Beth was promoted to Executive Vice President and Chief Accounting Officer in July 2020. Mr. Beth joined the Company in October 2003 as Corporate Controller and served as Controller and Assistant Treasurer beginning in March 2007. He has been instrumental in transforming the Company’s financial systems and leading the accounting organization through the integration of acquisitions, divestures, and implementation of accounting standards. Mr. Beth is a Certified Public Accountant and held various auditing and corporate accounting positions prior to joining the Company. Mr. Beth received a Bachelor of Science degree in Accounting from the University of Illinois.

Vava R. Dimond was named an Executive Vice President of the Company in May 2016 and Chief Information Officer in April 2015 after serving as the Interim Chief Information Officer since September 2014. Ms. Dimond began her career with the Company in June 2013 as the Vice President of Business Engineering, responsible for overseeing the Company’s Business Intelligence, Business Engineering and Program Management projects and processes. Previously, Ms. Dimond spent 16 years in the transportation industry and held several leadership positions within Information Technology. Ms. Dimond earned her Bachelor of Science degree in Economics from South Dakota State University. Ms. Dimond will retire effective March 1, 2022 and will provide consulting support to the Company through June 30, 2022.

Michele L. McDermott joined the Company in August 2019 as our Chief Human Resources Officer (“CHRO”). Ms. McDermott has nearly 25 years of experience in human resources and, prior to joining the Company, served as Senior Vice President of Human Resources at Assurance Agency from October 2015 through July 2019 and in a variety of executive roles at National Express Corporation prior to her employment with Assurance Agency. As CHRO, Ms. McDermott is responsible for developing the Company’s employees, managing diverse workforces, and implementing strategic plans for benefits, safety programs and technology systems. Ms. McDermott earned a Bachelor of Science in Business Administration from Lewis University and a Master of Business Administration, Operations and Finance from DePaul University’s Kellstadt Graduate School of Business. Ms. McDermott is a Society for Human Resources Management Senior Certified Professional and has received her Senior Professional in Human Resources certification from the HR Certification Institute.

Thomas P. LaFrance joined the Company as Executive Vice President, General Counsel and Corporate Secretary in August 2021. In this role, Mr. LaFrance leads the Company’s legal, compliance and governance efforts. Mr. LaFrance has over 30 years of global legal experience in multiple sectors, including having served as general counsel of General Electric Company's transportation and security technology divisions, as well as senior legal roles at Wabtec Corporation, National Grid plc, and United Technologies Corporation. Earlier in his career, Mr. LaFrance was a partner at the law firm Goodwin Proctor. Mr. LaFrance graduated with a Bachelor of Arts degree in Economics from Boston College and received his J.D. from Georgetown University Law Center.

Item 2. PROPERTIES

As of December 31, 2021, we directly, or indirectly through our subsidiaries, operated 43 offices throughout the United States, Canada and Mexico, including our headquarters in Oak Brook, Illinois. All of our office space except for our headquarters is leased. Most office leases have initial terms of more than one year, and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office space. We believe that our offices are adequate for the purposes for which they are currently used.

Item 3. LEGAL PROCEEDINGS

The Company is a party to litigation in the ordinary course of our business, including at various times, claims for personal injury and/or property damage, bankruptcy preference claims, employment-related claims, including putative class actions, and claims regarding freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. Some of the lawsuits are not covered by insurance and we defend those ourselves. We do not believe that the outcome of this litigation will have a materially adverse effect on our financial position or results of operations. For a discussion of certain specific litigation involving the Company, see Note 15 to the consolidated financial statements under “Legal Matters,” which discussion and note are incorporated herein by reference.

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

On February 11, 2022, there were approximately 414 stockholders of record of the Class A Common Stock and in addition, there were an estimated 18,546 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 11, 2022, there were 9 holders of record of our Class B Common Stock.

Issuer Purchases of Equity Securities

On May 23, 2019, our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. We did not purchase any stock under this authorization during the fourth quarter of 2021. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be extended, modified, suspended, or discontinued at any time.

We purchased 64,153 shares of Class A Common Stock related to employee withholding upon vesting of restricted stock in the fourth quarter of 2021. The table below gives information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the fourth quarter of 2021:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
10/1/2021 - 10/31/2021	409	$77.76	-	$-
11/1/2021 - 11/30/2021	1,700	$82.28	-	$-
12/1/2021 - 12/31/2021	62,044	$79.18	-	$-
Total	64,153	$79.26	-	$75,002

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

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2016 with the cumulative total return of the Nasdaq Stock Market Index (NQUSBT) and the Nasdaq Trucking and Transportation Index (NQUSB27707). These comparisons assume the investment of $100 on December 31, 2016 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

5 YEAR STATISTICS
RETURN
240
220
200
180
160
140
120
100
80
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
100
128
121
109
116
115
85
151
146
117
191
183
130
242
230
192
HUBGROUP
NASDAQ
NASDAQ TRUCKING AND TRANSPORTATION INDEX

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which is incorporated herein by reference.

EXECUTIVE SUMMARY

We are a leading supply chain solutions provider in North America that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our service offerings include a full range of freight transportation and logistics services, some of which are provided by assets we own and operate, and some of which are provided by third parties with whom we contract. Our transportation services include intermodal, truckload, less-than-truckload, flatbed, temperature-controlled, dedicated and regional trucking. Our logistics services include full outsource logistics solutions, transportation management services, freight consolidation, warehousing and fulfillment, final mile delivery, parcel and international services.

We service a large and diversified customer base in a broad range of industries, including retail, consumer products and durable goods. We believe our strategy to offer multi-modal supply chain management solutions serves to strengthen and deepen our relationships with our customers and allows us to provide a more cost effective and higher service solution.

We provide services in four lines of business. Our intermodal line of business offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. We arrange for the movement of our customers’ freight in one of our approximately 44,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services between origin or destination and rail terminals are provided by our HGT subsidiary and third-parties with whom we contract.

Our logistics business offers a wide range of transportation and logistics management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing and shipment visibility. We offer multi-modal transportation services including full truckload, less-than-truckload, intermodal, final mile, railcar, small parcel and international transportation. All of our services are provided on a non-asset basis, as underlying transportation or warehousing services are provided by other of Hub’s business lines or by third parties. In late 2020, we acquired NSD which provided us with a final mile delivery capacity.

Our truck brokerage operation offers a full range of trucking transportation on a non-asset basis, as we match customers’ shipping needs with trucking carriers’ capacity to provide the most effective combination of service and price. Our services include dry van, expedited, less-than-truckload, refrigerated and flatbed. We substantially increased the size of our brokerage service line, and increased our refrigerated transportation capabilities, through the acquisition of Choptank Transport, LLC in October 2021 (“Choptank”). Approximately half of our truck brokerage volume is generated from committed pricing transactions, with the remainder consisting of loads that are priced on a transactional basis.

Our dedicated trucking business line contracts with customers who require high service transportation using equipment dedicated to their needs. We offer a dedicated fleet of approximately 1,000 tractors and 4,600 trailers to our customers, as well as the driver staffing, management and infrastructure to operate according to the customer’s high service expectations. Over the last several years we have begun to combine certain aspects of our dedicated and HGT operations in order to drive efficiency and reduce costs, including a shared services model for driver recruiting, asset management and safety functions, as well as sharing drivers and equipment between dedicated and HGT.

In 2021, we experienced favorable market conditions for our services. Demand for our services continued to show strength, as North American consumer spending, particularly on the types of goods that our customers offer, remained robust. Retail inventory levels remain near historically low levels, indicating a need by our customers to move goods as they restock their distribution centers and stores. The response to the COVID-19 pandemic caused many changes in consumer behavior, including a propensity for consumers to shift spending from services toward goods, and also to increase spending on household goods.

Available transportation capacity in North America continues to be constrained by high levels of demand, shortages of available drivers, and challenges with the production of new tractors and other equipment. These factors resulted in strong demand for our transportation capacity in 2021, as well as rising prices for our services and those of our competitors.

We expect these conditions to continue in 2022. In order to meet customer demand, we have taken several important actions. We are increasing our capacity to handle additional volume by ordering over 6,500 new containers which we expect will be delivered in 2022. Included in this order is a significant expansion of our refrigerated intermodal container fleet, as we believe there is a large opportunity to sell this expanded service to our existing customer base. During 2021, we increased the level of compensation we pay to our drivers in order to increase our hiring and ability to handle additional intermodal loads and we intend to offer competitive compensation in 2022 to retain and attract drivers. We have seen strong demand for final mile delivery services as a result of the factors noted above.

We are working on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. We use various performance indicators to manage our business. We closely monitor profit margins on a lane-level and customer-level basis. We also evaluate on-time performance, customer service, cost per load and customer-level accounts receivable as a multiple of daily sales. Vendor cost changes and vendor service performance are also monitored closely.

During 2021 we also took delivery of a large number of new tractors, and we expect to do the same in 2022. A portion of these new units represent replacements for older tractors. These replacements will allow us to reduce operating costs as new equipment generally features lower repair and maintenance costs, while also consuming less fuel per mile operated, which has both financial and environmental benefits. In addition, we recognized approximately $19 million of gains on the sale of older tractors in 2021 due to the strength in the market for used equipment. We expect this strength in gains on sales of our older tractors to continue in 2022 though likely not to the same level as 2021.

Uncertainties and risks to our outlook include the following: a slowdown in consumer spending, a shift by consumers to spending on services at the expense of goods, a significant increase in transportation supply in the marketplace, aggressive pricing actions by our competitors; and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, all of which could have a materially negative impact on our revenue, profitability and cash flow in 2022.

Strategic Transactions

On October 19, 2021, we acquired 100% of the equity interests of Choptank. Total consideration for the transaction was $127.6 million in cash and the settlement of accounts receivable due from Choptank of $0.3 million. In connection with the acquisition, we granted approximately $22 million of restricted stock to Choptank's senior management team, which is subject to certain vesting conditions.

On December 9, 2020, we acquired 100% of the equity interests of NSD. Total consideration for the transaction was $105.9 million which consisted of cash paid of $89.8 million, of which $0.1 million was paid in the second quarter of 2021 as part of the post-closing true-up, and the settlement of Hub’s accounts receivable due from NSD of $16.1 million.

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table summarizes our revenue by business line (in thousands):

	Years Ended
	December 31,
	2021	2020
Intermodal	$2,391,494	$2,029,186
Logistics	887,388	767,279
Truck brokerage	688,867	431,127
Dedicated	264,634	268,052
Total revenue	$4,232,383	$3,495,644

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Years Ended
	December 31,
	2021		2020
Revenue	$4,232,383	100.0%	$3,495,644	100.0%
Transportation costs	3,632,743	85.8%	3,070,207	87.8%
Gross margin	599,640	14.2%	425,437	12.2%

Costs and expenses:
Salaries and benefits	247,240	5.9%	188,777	5.4%
General and administrative	76,476	1.8%	99,597	2.9%
Depreciation and amortization	37,467	0.9%	31,237	0.9%
Total costs and expenses	361,183	8.6%	319,611	9.2%

Operating income	$238,457	5.6%	$105,826	3.0%

Revenue

Revenue increased 21.1% to $4.2 billion in 2021 from $3.5 billion in 2020. Intermodal revenue increased 17.9% to $2.4 billion primarily due to a 20.6% increase in revenue per load, partially offset by a 2.2% decrease in volume. Logistics revenue increased 15.7% to $887.4 million primarily due to growth of our consolidation solutions services and the contribution of our final mile operations, partially offset by the impact of lost customers. Truck brokerage revenue increased 59.8% to $688.9 million primarily due to a 44.8% increase in revenue per load and a 10.3% increase in volume, which includes the contribution of Choptank since the acquisition in October 2021. Dedicated’s revenue decreased 1.3% to $264.6 million primarily due to the impact of business we exited, partially offset by growth with new accounts.

Transportation Costs

Transportation costs increased to $3.6 billion in 2021 from $3.1 billion in 2020. Transportation costs in 2021consisted of purchased transportation costs of $2.9 billion and equipment and driver related costs of $687.0 million. Transportation costs in 2020 consisted of purchased transportation costs of $2.4 billion and equipment and driver related costs of $643.5 million. The 21.4% increase in purchased transportation costs was primarily due to increased rail costs, increased fuel costs, increased truck brokerage volume, higher third-party carrier costs and the impact of the NSD and Choptank acquisitions, partially offset by decreased repositioning costs and decreased container stacking charges. Equipment and driver related costs increased 6.8% in 2021 primarily due to higher driver wages and increased repairs and maintenance expense, partially offset by decreased equipment depreciation expense, and decreased usage of our internal drayage resources to 50% of total drayage moves in 2021 from 56% in 2020.

Gross Margin

Gross margin increased 40.9% to $599.6 million in 2021 from $425.4 million in 2020. The $174.2 million gross margin increase was the result of increases in intermodal, logistics, and truck brokerage, partially offset by a decrease in dedicated. Intermodal gross margin increased primarily due to a 20.6% increase in revenue per load, partially offset by a 2.2% decrease in volume, increased purchased transportation costs, and internal drayage costs. Logistics gross margin increased primarily due to yield management, higher revenue, and the contribution of final mile operations, partially offset by higher warehousing and transportation costs. Truck brokerage gross margin increased due to revenue per load growth in both committed and transactional freight, a 10.3% increase in volume, including the contribution of Choptank, partially offset by the impact of higher purchased transportation costs. Dedicated gross margin decreased due to business we exited, partially offset with growth from new customers, lower insurance costs and lower third-party carrier costs.

As a percentage of revenue, gross margin increased to 14.2% in 2021 from 12.2% in 2020 due to the aforementioned factors. Intermodal gross margin as a percentage of revenue increased 350 basis points. Logistics gross margin as a percentage of revenue increased 170 basis points. Truck brokerage gross margin as a percentage of revenue decreased 190 basis points. Dedicated gross margin as a percentage of revenue decreased 240 basis points.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits increased to $247.2 million in 2021 from $188.8 million in 2020. As a percentage of revenue, salaries and benefits increased to 5.9% in 2021 from 5.4% in 2020. The increase of $58.5 million was primarily due the addition of NSD and Choptank, increases in employee bonuses of $36.2 million, salaries of $6.5 million, payroll taxes of $4.7 million, employee benefits of $4.3 million, commissions of $3.8 million and restricted stock expense of $3.0 million. Headcount as of December 31, 2021 and 2020 was 2,304 and 1,989, respectively, which excludes driver headcount, the costs for which are included in transportation costs. The increase in headcount is due primarily to the addition of Choptank employees.

General and Administrative

General and administrative expenses decreased to $76.5 million in 2021 from $99.6 million in 2020. As a percentage of revenue, these expenses decreased to 1.8% in 2021 from 2.9% in 2020.

The decrease of $23.1 million in general and administrative expense was primarily due to gains on sales of transportation equipment of $19.2 million, which was an increase of $20.1 million compared to 2020, as well as decreases of $5.9 million related to non-reoccurring donations of refrigerated trailers in support of COVID-19 efforts made in 2020 and $2.2 million in professional services related primarily to a consulting project in 2020. The decreases were partially offset by an increase in legal claim expense.

Depreciation and Amortization

Depreciation and amortization increased to $37.5 million in 2021 from $31.2 million in 2020. This increase related primarily to the amortization of intangibles related to the acquisitions of both NSD and Choptank as well as increases in depreciation of computer software. This expense as a percentage of revenue remained consistent at 0.9% in both 2021 and 2020.

Other Expense, Net

Other expense decreased to $7.5 million in 2021 from $9.7 million in 2020 due to less interest expense caused by less average borrowings and lower average interest rates on existing borrowings.

Provision for Income Taxes

Provision for income taxes increased to $59.4 million in 2021 from $22.5 million in 2020 due primarily to an increase in income.

Our effective tax rate was 25.7% in 2021 and 23.5% in 2020. See Note 7, Income Taxes, in our consolidated financial statements for a detailed reconciliation of our effective tax rate. The increase to the tax rate in 2021 compared to 2020 is primarily related to two factors. In 2020, state law changes prompted us to amend certain state income tax returns that provided refunds and a significant benefit to the effective tax rate. That rate benefit did not repeat in 2021. Additionally, our federal and state tax incentives were smaller in 2021 than in 2020.

Net Income

Net income increased to $171.5 million in 2021 from $73.6 million in 2020 due primarily to increases in revenue and gross margin, partially offset by higher costs, operating expenses and income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of December 31, 2021, we had $159.8 million of cash and $24.3 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. Payments for our other investing activities, such as the construction of our office buildings and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. We have not historically used our Credit Facility to fund our operating or investing cash needs, though it is available to fund future cash requirements as needed. In the last three years we have funded our business acquisitions from cash on hand, though in the future we may elect to fund these activities through a combination of cash on hand, borrowings on our credit facility, or from issuance of secured or unsecured debt. Cash used in financing activities has generally been funded by cash from operations or cash on hand. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the year ended December 31, 2021 was approximately $252.8 million, which resulted primarily from income of $171.5 million plus non-cash charges of $127.5 million, partially offset by changes in operating assets and liabilities of $46.2 million.

Cash provided by operating activities totaled $252.8 million in 2021 compared to $175.0 million in 2020. The $77.8 million increase in cash flow was primarily due to an increase in net income of $97.9 million and a sequential increase in accounts payable of $72.9 million. These increases were partially offset by a sequential increase in accounts receivable of $68.3 million and by additional gains on the sale of equipment of $20.1 million in 2021.

Net cash used in investing activities for the year ended December 31, 2021 was $210.1 million which resulted from capital expenditures of $133.0 million and acquisition payments related to NSD and Choptank of $122.4 million partially offset by proceeds received of $45.2 million from the sale of equipment. Capital expenditures of $133.0 million included tractor purchases of $51.9 million, container purchases of $50.8 million, technology investments of $15.6 million, construction spend for our corporate headquarters of $11.1 million, other transportation equipment purchases of $3.2 million and the remainder for leasehold improvements.

Capital expenditures increased by approximately $17.6 million in 2021 as compared to 2020. The 2021 increase was due to increases in tractor purchases of $20.0 million, container purchases of $11.5 million and technology investments of $2.2 million. These increases were partially offset by decreased spend on our corporate headquarters of $8.8 million, less purchases of other transportation equipment of $6.7 million and less spend for leasehold improvements.

In 2022, we estimate capital expenditures will range from $240 million to $270 million. We expect transportation equipment purchases to range from $210 million to $230 million and building and technology investments will range from $30 million to $40 million. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in financing activities for the year ended December 31, 2021 was $7.4 million which includes repayments of long-term debt of $107.6 million, cash for stock tendered for payments of withholding taxes of $9.1 million and finance lease payments of $2.7 million partially offset by the proceeds from the issuance of debt $112.0 million. Debt incurred in 2021 was used to fund the purchase of transportation equipment.

The $14.9 million decrease in cash used in financing activities for 2021 versus 2020 was primarily due to the decrease in repayments of long-term debt of $91.1 million partially offset by less proceeds from the issuance of debt of $75.5 million and an increase in cash for stock related to employee withholding taxes of $1.2 million.

In 2021, cash paid for income taxes was $58.6 million, of which $55.6 million related to 2021 and $3.0 million related to 2020. In 2022, we expect to pay an additional $6.5 million of cash for taxes related to 2021. The 2021 income tax expense of $59.4 million is less than the amount paid for 2021 income taxes of $55.6 million and the anticipated $6.5 million to be paid in 2022 that relates to 2021. This is due to net unfavorable book to tax differences causing 2021 taxable income to exceed 2021 financial statement income before taxes.

See Note 10 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2022. As of December 31, 2021, our letters of credit were $41.3 million.

As of December 31, 2021, we had no borrowings under our credit facility and our unused and available borrowings were $308.7 million. Our unused and available borrowings were $312.3 million as of December 31, 2020. We believe our line of credit is adequate to meet our cash needs. Refer to Note 17 "Subsequent Event" for information regarding the new credit agreement. We were in compliance with our debt covenants as of December 31, 2021.

CONTRACTUAL OBLIGATIONS

Aggregated information about our obligations and commitments to make future contractual payments such as debt and lease obligations as of December 31, 2021 is presented in the following table (in thousands).

Future Payments Due:

	Operating	Finance		Interest
	Leases	Leases	Debt	on Debt	Total
Year 1	$12,253	$1,257	$97,273	$5,084	$115,867
Year 2	9,904	-	72,971	2,687	85,562
Year 3	8,133	-	48,031	1,371	57,535
Year 4	6,842	-	37,257	630	44,729
Year 5	5,320	-	19,220	131	24,671
Thereafter	6,436	-	-	-	6,436
	$48,888	$1,257	$274,752	$9,903	$334,800

As of February 15, 2022, Hub signed various operating and finance leases which had not commenced as of December 31, 2021. Based on the present value of the lease payments, the estimated right-of-use (“ROU”) assets and lease liabilities related to these contracts will total approximately $3.0 and $2.0 million for operating and finance leases, respectively.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:

Year 1	$4,923
Year 2	2,375
Year 3	1,747
Year 4	2,092
Year 5	1,276
Thereafter	11,687
$24,100

The above future payments are fully funded by our restricted investments comprised of mutual funds as noted in Note 14.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions. In certain circumstances, those estimates and assumptions can affect amounts reported in the accompanying consolidated financial statements. We have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. The following is a brief discussion of the more significant accounting policies and estimates. These critical accounting policies are further discussed in Note 1 of the consolidated financial statements, which describes these and our other significant accounting policies.

Revenue Recognition

In accordance with the Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers, our significant accounting policy for revenue is as follows:

Revenue is recognized when we transfer services to our customers in an amount that reflects the consideration we expect to receive. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We generally recognize revenue over time because of continuous transfer of control to the customer. Since control is transferred over time, revenue and related transportation costs are recognized based on relative transit time, which is based on the extent of progress towards completion of the related performance obligation. We enter into contracts that can include various combinations of services, which are capable of being distinct and accounted for as separate performance obligations. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting prices for our services and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. These factors, discretion in setting prices and discretion in selecting vendors, further support reporting revenue on a gross basis for most of our revenue.

Allowance for Uncollectible Trade Accounts

We extend credit to customers after a review of each customer’s credit profile and history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions. Annually we review, in hindsight, the percentage of receivables that are collected that aged over one year, those that are not one year old and the accounts that went into bankruptcy. We reserve for accounts less than one year old based on specifically identified uncollectible balances and our historic collection percentage, including receivable adjustments charged through revenue for items such as billing disputes. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain its financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. Our historical collection percentage has been over 98% for receivables that are less than one year old. Changes in our historical collection percentages of receivables that are less than one year old either positively or negatively, based on our collection history, would affect our calculated allowance for uncollectible trade accounts.

Once a receivable ages over one year, our collection percentage is much lower, thus a separate allowance is calculated for open receivables that have aged over one year. We also review our collection percentage after a customer has gone into bankruptcy. Although these collection percentages may change both negatively and positively, since only a small portion of our receivables are aged over one year or are involved in a bankruptcy case, a large change in either of those collection percentages would not have a material impact on our financial statements. Our level of reserves for customer accounts receivable fluctuates depending upon all the factors mentioned above. Historically, our reserve for uncollectible accounts has approximated actual accounts written off and we do not expect the reserve for uncollectible accounts to change significantly relative to our accounts receivable balance. The allowance for uncollectible accounts is reported on the balance sheet in net accounts receivable. Recoveries of receivables previously charged off are recorded when received.

Claims Accruals

We purchase insurance coverage for a portion of expenses related to employee injuries, vehicular collisions, accidents, and cargo damage. Certain insurance arrangements include high SIR limits or deductibles applicable to each claim. We have umbrella policies to limit our exposure above these SIR limits and deductibles.

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies and third-party administrators to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use actuarial methods to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience. In doing so, the recorded liability considers future claims growth and provides an allowance for incurred-but-not-reported claims. Changes in loss development factors caused by differences between the estimates of future medical costs, future severity trend factors and future legal costs could materially change our recorded claim accrual liability. Our claim accrual liability is classified as either current or non-current in the consolidated balance sheet based on an estimate of when the claims are expected to be paid. We do not discount our estimated losses. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims.

OUTLOOK, RISKS AND UNCERTAINTIES

Business Combinations/Divestitures

We believe that any future acquisitions or divestitures that we may make could significantly impact financial results. Financial results most likely to be impacted include, but are not limited to, revenue, gross margin, salaries and benefits, general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Revenue

We believe that the performance of our railroad vendors and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate. Should the rail industry experience a prolonged disruption in service, we believe our intermodal business would likely be negatively impacted. Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, lower fuel prices, the entry of new competitors, aggressive pricing by new or existing competitors, poor customer retention, inadequate drayage and intermodal service and inadequate equipment supply and the ongoing coronavirus outbreak or other health concerns.

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, competitor pricing actions, changes in our business mix, start-up costs for new business, changes in logistics services between transactional business and management fee business, changes in truck brokerage services between transaction, committed and other types of service, insurance and claim costs, driver recruiting costs, driver compensation changes, impact of regulations on drayage costs, trailer and container capacity, vendor cost increases, fuel costs, equipment depreciation and operating costs, equipment utilization, transportation industry growth, intermodal industry service levels, accessorials, competitive pricing and related changes in accounting estimates.

Salaries and Benefits

We estimate that salaries and benefits as a percentage of revenue could fluctuate from quarter-to-quarter as there are timing differences between volume increases and changes in levels of staffing. Factors that could cause the percentage not to stay in the recent historical range include, but are not limited to, revenue growth rates significantly higher or lower than forecasted, a management decision to invest in additional personnel to stimulate new or existing businesses, changes in customer requirements, changes in our operating structure, availability of labor supply at current rates, severance, employee insurance costs, how well we perform against our incentive-compensation and other bonus goals, and changes in railroad intermodal service levels which could result in a lower or higher cost of labor per move.

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

Depreciation and Amortization

We operate tractors and utilize containers, trailers and chassis in connection with our business. This equipment may be purchased or leased as part of an operating or financing lease. In addition, we rent equipment from third parties under short term rental arrangements. Equipment which is purchased is depreciated on the straight-line method over the estimated useful life. We anticipate additional amortization expense due to recent and future acquisitions.

Impairment of Property and Equipment, Goodwill and Indefinite-Lived Intangibles

On an ongoing basis, we assess the realizability of our assets. If, at any point during the year, we determine that an impairment exists, the carrying amount of the asset is reduced by the estimated impairment with a corresponding charge to earnings which could have a material adverse impact on earnings.

Other Expense

We expect interest expense to increase in 2022 because we financed our 2021 tractor and container purchases with debt and we expect to incur debt for a significant portion of our 2022 capital expenditures. Factors that could cause a change in interest expense include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and purchase of treasury stock.

Provision for Income Taxes

Based on current tax legislation, we estimate that our effective tax rate will be between 24% and 26% in 2022.

In the normal course of business, we are audited by federal, state, and foreign tax authorities, and are periodically challenged regarding the amount of taxes due. These challenges relate to the timing and amount of deductions and the allocation of income among various tax jurisdictions. We believe our tax positions comply with applicable tax law and we intend to defend our positions. In evaluating the exposure associated with various tax filing positions, we record reserves for uncertain tax positions in accordance with U.S. GAAP based on the technical support for the positions, our past audit experience with similar situations, and potential interest and penalties related to such matters. Our financial results and effective tax rate in any given period could be impacted if, upon final resolution with taxing authorities, we prevail on positions for which reserves have been established, or we are required to pay amounts that exceed established reserves.

Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes. As part of our calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are not more likely than not to be sustained upon audit, we accrue the largest amount of the benefit that is not more likely than not to be sustained in our financial statements. Such accruals require us to make estimates and judgments, whereby actual results could vary materially from these estimates. Further, years may elapse before a particular matter for which we have established an accrual is audited and resolved or its statute of limitations expires. See Note 7, Income Taxes, in our consolidated financial statements for a discussion of our current unrecognized tax benefits.

Realizability of Deferred Tax Assets

We account for income taxes under the asset and liability method of ASC 740. Our deferred tax assets and liabilities represent items that will result in tax deductions or taxable income in future years for which we have already recorded the related tax expense or benefit in our income statement. Deferred tax assets and liabilities are a result of timing differences between when items are recognized in our income tax returns and when they are recognized on our consolidated income statement.

Each quarter, we assess the likelihood that deferred tax assets will be recovered from the reversal of timing differences or from future taxable income. A valuation allowance is established if we feel that the recovery of the deferred tax asset does not meet the more-likely-than-not threshold. If a valuation allowance is established, an expense is recorded as part of our income tax provision. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods, expected future deductions and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates on our bank line of credit which may adversely affect our results of operations and financial condition.

The Company has both fixed and variable rate debt as described in Note 10 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2021.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2021. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. We do not use financial instruments for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hub Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2022 expressed an unqualified opinion thereon.

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

Claims Accruals
Description of the Matter

At December 31, 2021, the Company’s aggregate accrued liability related to auto and workers’ compensation claims, inclusive of amounts expected to be paid above its self-insured retention limits, was $30.8 million. As explained in Note 1 of the consolidated financial statements, the Company recognizes a liability at the time of an incident based upon the nature and severity of the claim and analyses provided by third-party claims administrators. The Company utilizes actuarial methods to estimate this liability.

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

Chicago, Illinois

February 25, 2022

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,784	$124,506
Accounts receivable trade, net	701,512	518,975
Other receivables	3,022	1,265
Prepaid taxes	2,191	1,336
Prepaid expenses and other current assets	27,779	26,753
TOTAL CURRENT ASSETS	894,288	672,835

Restricted investments	24,256	23,353
Property and equipment, net	681,451	671,101
Right-of-use assets - operating leases	44,036	43,573
Right-of-use assets - financing leases	1,252	3,557
Other intangibles, net	196,672	163,953
Goodwill, net	576,913	508,555
Other assets	18,426	18,469
TOTAL ASSETS	$2,437,294	$2,105,396

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$424,923	$285,320
Accounts payable other	12,493	12,680
Accrued payroll	56,938	23,044
Accrued other	82,827	102,613
Lease liability - operating leases	11,364	10,093
Lease liability - financing leases	1,251	1,793
Current portion of long-term debt	97,273	93,562
TOTAL CURRENT LIABILITIES	687,069	529,105

Long-term debt	177,479	176,797
Non-current liabilities	41,572	42,910
Lease liability - operating leases	34,916	36,328
Lease liability - financing leases	-	8
Deferred taxes	155,944	162,325

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2021 and 2020	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2021 and 2020; 33,907,734 shares outstanding in 2021 and 33,549,708 shares outstanding in 2020	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2021 and 2020	7	7
Additional paid-in capital	189,256	186,058
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,424,634	1,253,160
Accumulated other comprehensive loss	(207)	(191)
Treasury stock; at cost, 7,317,058 shares in 2021 and 7,675,084 shares in 2020	(258,330)	(266,065)
TOTAL STOCKHOLDERS' EQUITY	1,340,314	1,157,923
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,437,294	$2,105,396

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019

Revenue	$4,232,383	$3,495,644	$3,668,117
Transportation costs	3,632,743	3,070,207	3,147,047
Gross margin	599,640	425,437	521,070

Costs and expenses:
Salaries and benefits	247,240	188,777	235,963
General and administrative	76,476	99,597	104,206
Depreciation and amortization	37,467	31,237	28,481
Total costs and expenses	361,183	319,611	368,650

Operating income	238,457	105,826	152,420

Other income (expense):
Interest expense	(7,307)	(9,746)	(10,994)
Interest income	5	403	2,103
Other, net	(245)	(383)	341
Total other income (expense)	(7,547)	(9,726)	(8,550)

Income from continuing operations before income taxes	230,910	96,100	143,870

Income tax expense	59,436	22,541	36,699

Net income	$171,474	$73,559	$107,171

Other comprehensive (loss) income:
Foreign currency translation adjustments	(16)	(5)	(4)

Total comprehensive income	$171,458	$73,554	$107,167

Earnings per share net income
Basic	$5.13	$2.22	$3.22
Diluted	$5.06	$2.19	$3.20

Basic weighted average number of shares outstanding	33,434	33,180	33,284
Diluted weighted average number of shares outstanding	33,892	33,543	33,480

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2018	41,887,088	$419	$172,220	$(15,458)	$1,072,456	$(182)	(7,431,083)	$(248,621)	$980,834
Purchase of treasury shares	-	-	-	-	-	-	(626,320)	(24,998)	(24,998)
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(98,260)	(3,984)	(3,984)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,869)	-	-	-	284,775	8,869	-
Share-based compensation expense	-	-	16,286	-	-	-	-	-	16,286
Net income	-	-	-	-	107,171	-	-	-	107,171
Adoption of ASC 842	-	-	-	-	(26)	-	-	-	(26)
Foreign currency translation adjustment	-	-	-	-	-	(4)	-	-	(4)
Balance December 31, 2019	41,887,088	$419	$179,637	$(15,458)	$1,179,601	$(186)	(7,870,888)	$(268,734)	$1,075,279

Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(148,242)	(7,963)	(7,963)
Issuance of restricted stock awards, net of forfeitures	-	-	(10,632)	-	-	-	344,046	10,632	-
Share-based compensation expense	-	-	17,053	-	-	-	-	-	17,053
Net income	-	-	-	-	73,559	-	-	-	73,559
Foreign currency translation adjustment	-	-	-	-	-	(5)	-	-	(5)
Balance December 31, 2020	41,887,088	$419	$186,058	$(15,458)	$1,253,160	$(191)	(7,675,084)	$(266,065)	$1,157,923

Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(134,329)	(9,123)	(9,123)
Issuance of restricted stock awards, net of forfeitures	-	-	(16,858)	-	-	-	492,355	16,858	-
Share-based compensation expense	-	-	20,056	-	-	-	-	-	20,056
Net income	-	-	-	-	171,474	-	-	-	171,474
Foreign currency translation adjustment	-	-	-	-	-	(16)	-	-	(16)
Balance December 31, 2021	41,887,088	$419	$189,256	$(15,458)	$1,424,634	$(207)	(7,317,058)	$(258,330)	$1,340,314

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net Income	$171,474	$73,559	$107,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,629	123,679	116,887
Deferred taxes	(3,992)	7,463	1,821
Compensation expense related to share-based compensation plans	20,056	17,053	16,286
(Gain) loss on sale of assets	(19,173)	907	(745)
Other operating activities	-	6,385	-
Changes in operating assets and liabilities, net of acquisitions:
Restricted investments	(903)	(752)	(3,365)
Accounts receivable, net	(115,568)	(47,219)	32,732
Prepaid taxes	(856)	(707)	(14)
Prepaid expenses and other current assets	(647)	(2,508)	3,447
Other assets	(2,883)	(2,177)	(3,786)
Accounts payable	78,448	5,594	(14,933)
Accrued expenses	9,686	(4,408)	(122)
Non-current liabilities	(13,436)	(1,915)	(870)
Net cash provided by operating activities	252,835	174,954	254,509

Cash flows from investing activities:
Proceeds from sale of equipment	45,177	3,289	10,025
Purchases of property and equipment	(132,952)	(115,306)	(94,847)
Acquisitions, net of cash acquired	(122,360)	(84,845)	(734)
Proceeds from the disposition of discontinued operations	-	-	19,439
Net cash used in investing activities	(210,135)	(196,862)	(66,117)

Cash flows from financing activities:
Proceeds from issuance of debt	112,001	187,475	56,494
Repayments of long-term debt	(107,608)	(198,741)	(105,653)
Stock tendered for payments of withholding taxes	(9,123)	(7,963)	(3,984)
Purchase of treasury stock	-	-	(24,998)
Finance lease payments	(2,682)	(3,066)	(2,954)
Net cash used in financing activities	(7,412)	(22,295)	(81,095)

Effect of exchange rate changes on cash and cash equivalents	(10)	(20)	(3)

Net increase (decrease) in cash and cash equivalents	35,278	(44,223)	107,294
Cash and cash equivalents beginning of the year	124,506	168,729	61,435
Cash and cash equivalents end of the year	$159,784	$124,506	$168,729

Supplemental disclosures of cash paid for:
Interest	$7,602	$9,458	$11,262
Income taxes	$58,593	$18,388	$40,289

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Business: Hub Group, Inc. (“Hub”, “we”, “us” or “our”) is a leading supply chain solutions provider that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our service offerings include a full range of freight transportation and logistics services, some of which are provided by assets we own and operate, and some of which are provided by third parties with whom we contract. Our transportation services include intermodal, truckload, less-than-truckload, flatbed, temperature-controlled, dedicated and regional trucking. Our logistics services include full outsource logistics solutions, transportation management services, freight consolidation, warehousing and fulfillment, final mile delivery, parcel and international services.

On October 19, 2021, we acquired Choptank Transport, LLC ("Choptank") and on December 9, 2020, we acquired NonstopDelivery, LLC (“NSD”). Refer to Note 4 ”Aquisitions“ for additional information.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2021 and 2020, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (“DDAs”), savings accounts and an interest-bearing checking account.

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

The allowance for credit losses is a valuation account that is deducted from the trade receivables’ amortized cost basis to present the net amount expected to be collected on the receivables. Trade receivables are charged off against the allowance when we believe the uncollectibility of a receivable balance is confirmed, and the expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management continuously reviews and assesses the environment, especially with the COVID-19 pandemic, and its potential impact on the credit worthiness and collectability of our accounts receivable with customers most affected by the COVID-19 pandemic. Our allowance for credit losses is presented in the allowance for uncollectible trade accounts and is immaterial at December 31, 2021 and 2020. The allowance for uncollectible trade accounts also includes estimated adjustments to revenue for items such as billing disputes. Our reserve for uncollectible accounts was approximately $20.1 million and $8.3 million as of December 31, 2021 and 2020, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

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

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. We only have one reporting unit. We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the fair value of our reporting unit was less than its carrying value and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the fair value of the reporting unit is less than the carrying amount, then a goodwill impairment charge will be recognized in the amount by which carrying amount exceeds fair value, limited to the total amount of goodwill allocated to that reporting unit. We performed our annual assessment in the fourth quarter of 2021 and 2020 as required and determined it was not more-likely-than-not that the fair value of our reporting unit was less than its carrying value.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience. In doing so, the recorded liability factors in future growth of claims and an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims related to auto liability and workers’ compensation. At December 31, 2021 and 2020, we had an accrual of approximately $30.8 million and $32.1 million, respectively for estimated claims. We had no significant receivables recorded for payments in excess of our self-insured levels. Our claims accruals are classified in accrued other and non-current liabilities in the consolidated balance sheets, based on when the claim is estimated to be paid.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs, savings accounts and an interest-bearing checking account. We primarily serve customers located throughout the United States with no significant concentration in any one region. In each of the years ended December 31, 2021 and 2020, one customer accounted for more than 10% of our annual revenue. No one customer accounted for more than 10% of our annual revenue for the year ended December 31, 2019. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

Revenue Recognition: In accordance with the Accounting Standards Codification (ASC) topic 606, Revenue from Contracts with Customers our significant accounting policy for revenue is as follows:

Revenue is recognized when we transfer services to our customer in an amount that reflects the consideration we expect to receive. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We generally recognize revenue over time because of continuous transfer of control to the customer. Since control is transferred over time, revenue and related transportation costs are recognized based on relative transit time, which is based on the extent of progress towards completion of the related performance obligation. We enter into contracts that can include various combinations of services, which are capable of being distinct and accounted for as separate performance obligations. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting prices to our customers and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. These factors, discretion in setting prices and discretion in selecting vendors, further support reporting revenue on a gross basis for most of our revenue.

Provision for Income Taxes: Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes. As part of our calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are not more likely than not to be sustained upon audit, we accrue the largest amount of the benefit that is not more likely than not to be sustained in our financial statements. Such accruals require us to make estimates and judgments, whereby actual results could vary materially from these estimates. Further, years may elapse before a particular matter for which we have established an accrual is audited and resolved or its statute of limitations expires. We recognize interest expense and penalties related to income tax liabilities in our provision for income taxes.

Deferred income taxes are recognized for the future tax effects of temporary differences between financial statement and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections, with one exception. We have established a valuation allowance of $5.0 million related to federal and state tax credit carryforwards. In the event the probability of realizing the remaining deferred tax assets does not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

New Pronouncements: In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles, the methodology for calculating income tax rates in an interim period, and recognition of deferred taxes for outside basis difference in an investment, among other updates. The effective date of this ASU is for fiscal years and interim periods beginning after December 15, 2020. We adopted the standard as of January 1, 2021, but it did not have an impact on our financial statement.

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

Reclassifications: Certain prior year immaterial amounts have been reclassified in Note 5, Revenue from Contracts with Customers, to conform with the current year presentation.

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended December 31,
	2021	2020	2019

Net income	$171,474	$73,559	$107,171

Weighted average shares outstanding - basic	33,434	33,180	33,284

Dilutive effect of restricted stock	458	363	196

Weighted average shares outstanding - diluted	33,892	33,543	33,480

Earnings per share net income
Basic	$5.13	$2.22	$3.22
Diluted	$5.06	$2.19	$3.20

NOTE 4. Acquisitions

Choptank Transport, LLC Acquisition

On October 19, 2021, we acquired 100% of the equity interests of Choptank. Total consideration for the transaction was $127.6 million in cash and the settlement of accounts receivable due from Choptank of $0.3 million. In connection with the acquisition, we granted approximately $22 million of restricted stock to Choptank's owners and senior management team, which is subject to certain vesting conditions. The grants of restricted stock were made pursuant to award agreements and issued under our 2017 Long Term Incentive Plan.

The acquisition of Choptank enhanced our refrigerated trucking transportation solutions offering and complemented our growing fleet of refrigerated intermodal containers. Choptank has developed a best-in-class proprietary technology platform that we will leverage to enhance our truck brokerage service line.

The initial accounting for the acquisition of Choptank is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets. In addition, we are preparing a review of the applicable future cash flows used in determining the purchase accounting. Finally, certain post-closing activities outlined in the acquisition agreement remain incomplete. As a result, the amounts recorded in the consolidated financial statements related to the Choptank acquisition are preliminary and subject to change.

The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

October 19, 2021
Cash and cash equivalents	$5,596
Accounts receivable trade	71,576
Prepaid expenses and other current assets	419
Property and equipment	169
Right of use assets - operating leases	872
Goodwill, net	54,553
Other intangibles	60,500
Total assets acquired	$193,685

Accounts payable trade	$60,970
Accrued payroll	3,458
Accrued other	519
Lease liability - operating leases short-term	311
Lease liability - operating leases long-term	561
Total liabilities assumed	$65,819

Total consideration	$127,866

Cash paid, net	$122,270

The Choptank acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of October 19, 2021 with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized in the Choptank acquisition was primarily attributable to potential expansion and future development of the acquired business.

Tax history and attributes are not inherited in an equity purchase of this kind, however, the goodwill and other intangibles recognized in this purchase will be fully tax deductible over a period of 15 years.

We incurred approximately $1.1 million of transaction costs associated with this transaction prior to the closing date that are reflected in general and administrative expense in the accompanying Consolidated Statements of Income for the year ended December 31, 2021.

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2021	Life
Customer relationships	$36,300	$605	$35,695	15 years
Carrier network	$14,400	$900	$13,500	4 years
Developed technology	$6,500	$232	$6,268	7 years
Trade name	$3,300	$550	$2,750	18 months

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the year ended December 31, 2021 was $2.3 million. The intangible assets have a weighted average useful life of approximately 10.7 years. Amortization expense related to Choptank for the next five years is as follows (in thousands):

Total
Year 1	$9,149
Year 2	7,499
Year 3	6,949
Year 4	6,049
Year 5	3,349

From the date of the acquisition through December 31, 2021, Choptank’s revenue was $112.2 million and operating income was $0.3 million.

NonstopDelivery, LLC Acquisition

On December 9, 2020, we acquired 100% of the equity interests of NSD. Total consideration for the transaction was $105.9 million which consisted of cash paid of $89.8 million, of which $0.1 million was paid in the second quarter of 2021 as part of the post-closing true-up, and the settlement of Hub’s accounts receivable due from NSD of $16.1 million.

The acquisition of NSD expanded our logistics service offering to include final mile logistics. NSD provides residential final mile delivery services through a non-asset business model, working with a network of nearly 200 carriers throughout the country. The financial results, since the acquisition date, of NSD are included in our logistics line of business.

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

The components of “Other intangibles” listed in the above table as of the acquisition date are estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2021	Life
Customer relationships	$46,200	$3,337	$42,863	15 years
Trade name	$900	$650	$250	18 months
Agent relationships	$600	$163	$437	4 years

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the year ended December 31, 2021 was $3.7 million. The intangible assets have a weighted average useful life of approximately 13.73 years.

From the date of the acquisition through December 31, 2020, NSD’s revenue was $10.2 million and operating income was $0.9 million.

The following unaudited pro forma consolidated results of operations presents the effects of Choptank as though it had been acquired as of January 1, 2020 and NSD as though it had been acquired as of January 1, 2019 (in thousands, except for per share amounts):

		Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Revenue	$4,624,385	$3,887,189	$3,733,507
Net income	$173,254	$79,578	$107,998
Earnings per share
Basic	$5.18	$2.40	$3.24
Diluted	$5.11	$2.37	$3.23

The unaudited pro forma consolidated results for the annual periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub, NSD and Choptank. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the Choptank acquisition as of January 1, 2020 and the NSD acquisition on January 1, 2019.

NOTE 5. Revenue from Contracts with Customers

See Note 1 – Description of Business and Summary of Significant Accounting Policies for significant accounting policy for revenue.

Hub offers comprehensive multimodal solutions including intermodal, logistics, truck brokerage and dedicated services throughout the United States, Canada and Mexico.

Intermodal. We offer high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. Our service offering is well positioned to assist our customers in reducing their transportation spend and achieving their carbon emissions objectives. As an intermodal provider, we arrange for the movement of our customers’ freight in containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our Hub Group Trucking, Inc. (“HGT”) subsidiary and third-party local trucking companies.

Logistics. Our logistics business offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, and shipment visibility. We offer multi-modal transportation services including full truckload, LTL, intermodal, final mile, railcar, small parcel and international transportation. We leverage proprietary technology along with collaborative relationships with third party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our intermodal and truck brokerage service lines.

Our logistics offering also includes warehousing, cross-docking and consolidation services. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. We do not own or operate any warehouses or cross-docks. We contract with third-party warehouse providers in seven markets across North America to which our customers ship their goods to be stored and consolidated, along with goods from other customers, into full truckload shipments destined to major retailers. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

In December 2020, we acquired NSD which added residential final mile transportation services to our logistics offering. Our final mile services include warehousing, product assembly, inbound transportation to warehouses, delivery of goods to residential locations, and reverse logistics services. Customers for our final mile services include retailers and consumer goods companies. We contract with nearly 200 agents across the United States who provide warehousing and transportation to support our final mile offering.

Truck Brokerage. We operate one of the largest truck brokerage operations in the United States, providing customers with a trucking option for their transportation needs. Our brokerage does not operate any trucks; instead we match customers’ needs with trucking carriers’ capacity to provide the most effective combination of service and price. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. Approximately half of our truck brokerage volume is generated from transactions in which we offer lane-based pricing at a fixed rate for periods of up to one year. The remaining portion of our volume is generated based on shorter term transactional lane-based rates which expire in a short time.

We offer a full range of trucking transportation services, including dry van, expedited, less-than-truckload, refrigerated and flatbed. We substantially increased the size of our brokerage service line and increased our refrigerated transportation capabilities through the acquisition of Choptank in October 2021.

Dedicated. Our dedicated trucking operation contracts with customers who require high service transportation using equipment dedicated to their needs. We offer a dedicated fleet of equipment and drivers to each customer, as well as the management and infrastructure to operate according to the customer’s high service expectations. Contracts with customers generally include fixed and variable pricing arrangements and may include charges for early termination which serves to reduce the financial risk we bear with respect to the utilization of our equipment. As of December 31, 2021, dedicated employed approximately 1,100 drivers.

The following table summarizes our disaggregated revenue by business line (in thousands) for the years ended December 31:

	2021	2020	2019
Intermodal	$2,391,494	$2,029,186	$2,083,464
Logistics	887,388	767,279	852,113
Truck brokerage	688,867	431,127	433,793
Dedicated	264,634	268,052	298,747
Total revenue	$4,232,383	$3,495,644	$3,668,117

NOTE 6. Goodwill and Other Intangible Assets

In accordance with the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification, we completed the required annual impairment test. We performed a qualitative and quantitative assessment on goodwill and determined it was not, more-likely-than-not, that the fair value of our reporting unit was less than its carrying value. There were no accumulated impairment losses of goodwill at the beginning of the period.

The following table presents the carrying amount of goodwill (in thousands):

Goodwill
Balance at December 31, 2019	$484,459
Acquisition	$24,315
Other	(219)
Balance at December 31, 2020	$508,555
Acquisitions	68,395
Other	(37)
Balance at December 31, 2021	$576,913

The changes noted as “other” in the table above for both 2021 and 2020 refer to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

The components of the “Other intangible assets” are as follows (in thousands):

			Net
	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Life
As of December 31, 2021:
Customer relationships	$226,623	$(53,156)	$173,467	5-15 years

Carrier network and agent relationships	$15,000	$(1,063)	$13,937	4 years

Developed technology	$6,500	$(232)	$6,268	7 years

Trade name	$5,500	$(2,500)	$3,000	18 months

Total	$253,623	$(56,951)	$196,672

			Net
	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Life
As of December 31, 2020:
Customer relationships	$196,806	$(36,765)	$160,041	5-15 years

Carrier network and agent relationships	$2,432	$(51)	$2,381	4 years

Trade name	$2,921	$(1,390)	$1,531	18 months

Total	$202,159	$(38,206)	$163,953

The above intangible assets are amortized using the straight-line method. Amortization expense was $18.7 million and $13.8 million for each of the years ended December 31, 2021 and 2020, respectively. The remaining weighted average life of all definite lived intangible assets was 10.30 years and 10.98 years for the years ended December 31, 2021 and 2020, respectively. Amortization expense for the next five years is as follows (in thousands):

Total
Year 1	$25,329
Year 2	23,284
Year 3	21,126
Year 4	20,089
Year 5	17,389

NOTE 7. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.5	3.6	3.5
Federal and state incentives	(0.5)	(1.1)	(0.9)
State law changes	1.1	(0.2)	0.7
Permanent differences	0.6	0.2	1.2
Net effective rate	25.7%	23.5%	25.5%

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current
Federal	$51,918	$11,913	$31,209
State and local	13,876	3,597	3,979
Foreign	38	11	84
	65,832	15,521	35,272

Deferred
Federal	(5,125)	6,548	(344)
State and local	(1,254)	465	1,788
Foreign	(17)	7	(17)
	(6,396)	7,020	1,427

Total provision	$59,436	$22,541	$36,699

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Accrued compensation	19,226	12,467
Other reserves	17,896	14,154
Tax credit carryforwards	8,286	8,715
Operating loss carryforwards	881	2,845
Lease accounting liability	11,956	11,669
Total gross deferred income taxes	58,245	49,850
Valuation allowances	(5,023)	(6,518)
Total deferred tax assets	53,222	43,332

Prepaids	(6,607)	(6,404)
Property and equipment	(135,768)	(132,669)
Intangibles	(55,466)	(55,166)
Lease right-of-use asset	(11,325)	(11,418)
Total deferred tax liabilities	(209,166)	(205,657)

Total deferred taxes	$(155,944)	$(162,325)

We are subject to income taxation in the United States, numerous state jurisdictions, Mexico and Canada. Because income tax return formats vary among the states, we file both unitary and separate company state income tax returns. We do not permanently reinvest our foreign earnings, all amounts are accrued and accounted for, though not material.

We acquired a federal net operating loss carryforward of $4.1 million through the acquisition by way of merger with CaseStack, LLC in December 2018. The Internal Revenue Service ("IRS") loss limitation rules allowed us to utilize $1.3 million in each of the 2021, 2020 and 2019 tax years. The remaining net operating loss of $0.2 million is expected to be fully utilized in 2022. Our state tax net operating losses total $0.6 million. Some of those state losses have no expiration date while others will expire between December 31, 2022, and December 31, 2040. Management believes it is more likely than not that the loss carryforward deferred tax assets will be realized.

Our federal incentive tax credit carryforward of $0.1 million expires between December 31, 2025, and December 31, 2028. Our state incentive tax credit carryforwards of $8.2 million expire between December 31, 2022, and December 31, 2026. Management believes it is more likely than not that approximately $3.4 million of the incentive carryforward deferred tax assets will be realized and a valuation allowance of $5.0 million has been established for the remainder which are not expected to be realized.

As of December 31, 2021 and December 31, 2020, the amount of unrecognized tax benefits was $6.6 million and $4.3 million, respectively. If recognized, these benefits would decrease our income tax provision by $5.4 million and $3.7 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2021	2020
Gross unrecognized tax benefits - beginning of the year	$4,292	$4,069
Gross increases (decreases) related to prior year tax positions	997	(52)
Gross increases related to current year tax positions	1,794	1,484
Lapse of applicable statute of limitations	(436)	(1,209)
Gross unrecognized tax benefits - end of year	$6,647	$4,292

We recognize interest and penalties related to income tax liabilities in our provision for income taxes. In 2021, we included $0.1 million in our provision for income taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. Though some provisions of the CARES Act do impact the Company, there was no material effect on the Company’s consolidated financial condition or results of operations for the year ended December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the CARES Act, the extension of which likewise did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2021.

NOTE 8. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable materially approximated fair value as of December 31, 2021 and 2020. As of December 31, 2021, the $274.8 million carrying value of the Company's fixed-rate borrowings approximated the fair value. As of December 31, 2020, the fair value of the Company’s fixed-rate borrowings was $6.1 million more than the historical carrying value of $270.4 million. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2021 and 2020, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts, savings accounts and an interest-bearing checking account.

Restricted investments included $24.3 million and $23.4 million as of December 31, 2021 and 2020, respectively, of mutual funds which are reported at fair value. These investments relate to the nonqualified deferred compensation plan that is described in Note 14 and insurance deposits.

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

NOTE 9. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Land	$24,724	$24,708
Building and improvements	36,617	36,649
Leasehold improvements	7,955	7,686
Computer equipment and software	156,169	145,139
Furniture and equipment	14,775	14,732
Transportation equipment	863,956	862,247
Construction in process	45,248	33,467
	1,149,444	1,124,628
Less: Accumulated depreciation	(467,993)	(453,527)
Property and Equipment, net	$681,451	$671,101

Depreciation expense related to property and equipment was $95.5 million, $95.3 million and $89.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 10. Long-Term Debt and Financing Arrangements

On July 1, 2017, we entered into a five-year, $350 million unsecured credit agreement (the "Credit Agreement"). Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) LIBOR plus a specified margin based upon Hub’s total net leverage ratio (as defined in the Credit Agreement) (the "Total Net Leverage Ratio"), or (ii) the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% plus one-month LIBOR) plus a specified margin based upon the Total Net Leverage Ratio. The specified margin for Eurodollar loans varies from 100.0 to 200.0 basis points per annum. The specified margin for base rate loans varies from 0.0 to 100.0 basis points per annum. Hub must also pay (1) a commitment fee ranging from 10.0 to 25.0 basis points per annum (based upon the Total Net Leverage Ratio) on the aggregate unused commitments and (2) a letter of credit fee ranging from 100.0 to 200.0 basis points per annum (based upon the Total Net Leverage Ratio) on the undrawn amount of letters of credit. Refer to Note 17 "Subsequent Event" for information regarding the new credit agreement.

We have standby letters of credit that expire in 2022. As of December 31, 2021, our letters of credit were $41.3 million.

As of December 31, 2021, we had no borrowings under the Credit Agreement and our unused and available borrowings were $308.7 million. We were in compliance with our debt covenants as of December 31, 2021.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	December 31,	December 31,
	2021	2020

Interim funding for equipment received and expected to be converted to an equipment note in subsequent year; interest paid at a variable rate	$17,186	$8,902

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	94,766	-

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020 and 2021; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	63,308	74,494

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	34,432	49,920

Secured Equipment Notes due on various dates in 2023 commencing on various dates from 2016 to 2019; interest is paid monthly at a fixed annual rate between 2.20% and 4.20%	61,824	112,668

Secured Equipment Notes due on various dates in 2022 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.20% and 2.96%	3,236	8,943

Secured Equipment Notes due on various dates in 2021 commencing on various dates from 2014 and 2016; interest is paid monthly at a fixed annual rate between 2.02% and 2.96%	-	15,432

	274,752	270,359

Less current portion	(97,273)	(93,562)
Total long-term debt	$177,479	$176,797

Aggregate principal payments, in thousands, due subsequent to December 31, 2021, are as follows:

Year 1	$97,273
Year 2	72,971
Year 3	48,031
Year 4	37,257
Year 5	19,220
$274,752

NOTE 11. Leases

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

As of December 31, 2021, we recorded $45.3 million of ROU assets and $47.5 million of lease liabilities on our consolidated balance sheet. As of December 31, 2020, we recorded $47.1 million of ROU assets and $48.2 million of Lease liabilities on our consolidated balance sheet. The lease liabilities recognized are measured based upon the present value of minimum future payments. The ROU assets are equal to lease liabilities upon initial recording, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheets.

Hub currently does not have any variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate). Some leases have options to extend or terminate the agreement, which management assesses in determining the estimated lease term. If any of the options to extend a lease are exercised, this change will be reflected as a remeasurement of the ROU asset and lease liability accordingly. As of December 31, 2021, the ROU asset and lease liabilities do not reflect any options to extend or terminate a lease as management is not reasonably certain it will exercise any of these options. Also, current leases do not contain any restrictions or covenants imposed by the leases or residual value guarantees.

As of December 31, 2021, Hub signed new property lease contracts which had not commenced. Based on the present value of the lease payments, the estimated ROU assets and lease liabilities related to these contracts will total approximately $1.6 million.

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

The following table summarizes the lease costs (in thousands), which are included in transportation costs and general and administrative costs in the accompanying consolidated statement of income:

	Years Ended December 31,
	2021	2020	2019

Amortization of finance right-of-use assets	$2,304	$2,309	$2,326
Interest on finance lease liabilities	29	135	252
Finance lease cost	2,333	2,444	2,578

Operating lease cost	12,343	10,946	10,861
Short-term lease cost	171	238	289
Sublease income	(327)	(469)	(507)
Total lease cost	$14,520	$13,159	$13,221

The following table represents the maturity of operating and finance lease liabilities (in thousands):

	December 31, 2021
	Operating Leases	Finance Leases	Total
Year 1	$12,253	$1,257	$13,510
Year 2	9,904	-	9,904
Year 3	8,133	-	8,133
Year 4	6,842	-	6,842
Year 5	5,320	-	5,320
Thereafter	6,436	-	6,436
Total	48,888	1,257	50,145
Imputed interest	2,608	6	2,614
Present value of lease payments	46,280	1,251	47,531
Less: current lease liabilities	11,364	1,251	12,615
Long-term lease liabilities	$34,916	$-	$34,916

	December 31, 2020
	Operating Leases	Finance Leases	Total
Year 1	$11,082	$1,817	$12,899
Year 2	9,714	8	9,722
Year 3	7,607	-	7,607
Year 4	6,369	-	6,369
Year 5	6,312	-	6,312
Thereafter	8,803	-	8,803
Total	49,887	1,825	51,712
Imputed interest	3,466	24	3,490
Present value of lease payments	46,421	1,801	48,222
Less: current lease liabilities	10,093	1,793	11,886
Long-term lease liabilities	$36,328	$8	$36,336

The following table presents supplemental cash flow and noncash information related to leases:

	Years Ended December 31,
	2021	2020	2019
Operating cash flows from operating leases	$11,523	$9,419	$9,702
Financing cash flows from finance leases	2,682	3,066	2,954
Operating cash flows from finance leases	29	135	252
Cash paid for lease liabilities	$14,234	$12,620	$12,908

Right-of-use assets obtained in exchange for new	$(72)	$(71)	$6
financing lease liabilities (net of disposals)
Rights-of-use assets obtained in exchange for new	$11,684	$17,875	$13,242
operating lease liabilities (net of disposals)

The weighted average remaining lease term and discount rates as of December 31, are as follows (in thousands):

	December 31, 2021	December 31, 2020
Weighted average remaining lease term — finance leases	0.6 years	0.6 years
Weighted average remaining lease term — operating leases	5.11 years	5.61 years

Weighted average discount rate — finance leases	1.56%	3.88%
Weighted average discount rate — operating leases	2.14%	2.64%

NOTE 12. Internal-Use Software

We capitalize internal and external costs, which include costs related to the development of our cloud computing or hosting arrangements, incurred to develop internal use software per ASC Subtopic 350-40. Refer to Note 1 "Description of Business and Summary of Significant Accounting Policies" for information regarding accounting policy.

We had total capitalized internal use software costs, which include costs related to the development of our cloud computing or hosting arrangements, net of accumulated amortization, of $58.7 million and $64.1 million as of December 31, 2021 and 2020, respectively. The 2021 balance consists of capitalized implementation costs of $12.4 million, net of accumulated amortization, related to our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $46.3 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet. The 2020 balance consists of capitalized implementation costs of $13.9 million, net of accumulated amortization, related our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $50.2 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet.

We capitalized total implementation and internal-use software costs of $13.7 million and $12.7 million in 2021 and 2020, respectively. Implementation and internal-use software costs are amortized, once ready for intended use, over its expected useful life or the term of the associated hosting arrangements of generally up to 10 years.

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

As of December 31, 2021, 401,451 shares were available for future grant under the 2017 Incentive Plan.

We have awarded time-based restricted stock to our employees and the Company’s non-employee directors (“Outside Directors”). This restricted stock generally vests ratably (once per year) over a three to five-year period for recipients other than Outside Directors. Outside Directors’ restricted stock vests over a one-year period. In 2021, 2020 and 2019 we also granted performance-based restricted stock to our executive officers. The performance-based restricted stock vests upon the third anniversary of its issuance if certain financial targets are achieved.

Share-based compensation expense for 2021, 2020 and 2019 was $20.1 million, $17.1 million and $16.3 million or $14.9 million, $13.1 million and $12.1 million, net of taxes, respectively. Included in the 2021, 2020 and 2019 share-based compensation expense was $5.8 million, $4.5 million and $3.4 million of performance-based share expenses or $4.3 million, $3.5 million and $2.6 million, net of taxes, respectively.

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2021:

		Time-Based		Performance-Based
		Restricted Stock		Restricted Stock
		Weighted		Weighted
	Time-Based	Average	Performance-Based	Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested January 1, 2021	792,483	$46.01	129,478	$45.64
Granted	534,580	$66.02	117,608	$50.60
Vested	(303,995)	$44.08	(76,000)	$37.20
Forfeited	(117,701)	$48.48	(42,132)	$47.77
Non-vested at December 31, 2021	905,367	$59.00	128,954	$54.45

The following table summarizes the restricted stock granted during the respective years:

Time-based restricted stock grants	2021	2020	2019

Employees	510,017	312,855	355,579
Outside directors	24,563	26,341	32,262
Total	534,580	339,196	387,841

Weighted average grant date fair value	$66.02	$52.07	$38.02

Vesting period	1-5 years	1-5 years	1-5 years

The performance-based restricted stock granted in 2019 earned a 200% award therefore an additional 38,000 shares were issued to settle the award on the vesting date of December 21, 2021. The 2021 grant of performance-based restricted stock resulted in the issuance of 79,608 shares. The performance-based restricted stock grants were 75,288 in 2020 and 76,500 in 2019. The weighted average grant date fair value of these shares was $57.00 in 2021, $51.07 in 2020, and $37.20 in 2019.

The total fair value of restricted shares vested during the years ended December 31, 2021, 2020 and 2019 was $25.4 million, $17.8 million and $14.7 million, respectively.

As of December 31, 2021, 2020, and 2019, there was $45.5 million, $27.5 million and $27.4 million of unrecognized compensation cost related to non-vested time-based compensation, respectively, that is expected to be recognized over a weighted average period for 2021, 2020, and 2019 of 3.11 years, 2.47 years and 2.91 years, respectively. Additionally, as of December 31, 2021, 2020, and 2019 there was $6.5 million, $4.0 million and $3.7 million of unrecognized compensation cost, respectively, related to the non-vested performance-based restricted stock compensation that is expected to be recognized over a weighted average period of 1.5 years for 2021, 2020 and 2019.

During January 2022, we granted 198,051 shares of restricted stock, which includes 51,794 performance-based shares and 129,632 time-based shares, to certain employees and 16,625 shares of restricted stock to our Outside Directors with a weighted average grant date fair value of $84.24. These time-based grants generally vest ratably (once per year) over a three to five-year period for employees and a one-year period for Outside Directors. Performance-based grants vest after three years.

NOTE 14. Employee Benefit Plans

We have a profit-sharing plan under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense of $3.1 million related to this plan in 2021 and $3.3 million in each of 2020 and 2019.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, which was amended in 2008, participants can elect to defer certain compensation. Accounts grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2021 and 2020. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan which vests over three years with a maximum match equivalent to 3% of base salary.

We incurred expense of $0.3 million per year related to the employer match for these plans in 2021, 2020 and 2019. The liabilities related to these plans as of December 31, 2021 and 2020 were $24.1 million and $23.4 million, respectively.

NOTE 15. Legal Matters

Robles and Adame

On January 25, 2013, a complaint was filed in the United States District Court for the Eastern District of California by Salvador Robles against our subsidiary HGT. The action was brought on behalf of a putative class comprised of present and former California-based truck drivers who, from January 2009 to September 2014, were classified as independent contractors. The complaint included allegations that HGT misclassified these drivers as independent contractors, as well as various violations of the California Labor Code and that HGT engaged in unfair competition practices. In 2014, most of the subject drivers accepted settlements that were expensed in 2014 and paid. In 2015, the lawsuit was transferred to the United States District Court for the Western District of Tennessee. The complaint sought, among other things, declaratory and injunctive relief, monetary damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver. These additional claims were only on behalf of Mr. Robles and not a putative class.

On August 5, 2015, a suit was filed in state court in San Bernardino County, California on behalf of 63 named plaintiffs against HGT and five Company employees. Plaintiffs in the Adame litigation are represented by the same counsel as represents the plaintiffs in Robles. The Adame lawsuit alleges claims similar to those asserted in the Robles litigation and seeks monetary penalties under the California Private Attorneys General Act.

In September 2019, the Company and the plaintiffs in the Robles and Adame matters agreed in principle to settle all claims in both lawsuits for $4.8 million, which the Company recorded in the third quarter of 2019 and is included in "Accrued other" current liabilities on the accompanying Consolidated Balance Sheet. The parties are finalizing the settlement agreements, which are subject to final court approval.

The Company is involved in certain other claims and pending litigation arising from the normal conduct of business, including putative class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, failure to reimburse incurred business expenses and other items. Based on management's present knowledge, management does not believe that loss contingencies arising from these pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

NOTE 16. Stock Repurchase Plans

On May 23, 2019, our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. Other than from employee withholdings as described below, we did not purchase any stock under this authorization during the year ended December 31, 2021 and 2020. We purchased 626,320 shares for $25.0 million under this authorization from shareholders on the open market during the year ended December 31, 2019. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be extended, modified, suspended, or discontinued at any time.

We purchased 134,329 shares for $9.1 million during 2021, 148,242 shares for $8.0 million during 2020 and 98,260 shares for $4.0 million in 2019 related to employee withholding upon vesting of restricted stock. The table below summarizes the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during 2021:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
1/1/2021 - 1/31/2021	63,349	$57.00	-	$-
2/1/2021 - 2/28/2021	2,630	$56.29	-	$-
3/1/2021 - 3/31/2021	-	$-	-	$-
4/1/2021 - 4/30/2021	968	$66.89	-	$-
5/1/2021 - 5/31/2021	1,144	$66.50	-	$-
6/1/2021 - 6/30/2021	1,117	$65.24	-	$-
7/1/2021 - 7/31/2021	703	$65.48	-	$-
8/1/2021 - 8/31/2021	53	$67.38	-	$-
9/1/2021 - 9/30/2021	212	$69.85	-	$-
10/1/2021 - 10/31/2021	409	$77.76	-	$-
11/1/2021 - 11/30/2021	1,700	$82.28	-	$-
12/1/2021 - 12/31/2021	62,044	$79.18	-	$-
Total	134,329	$67.91	-	$75,002

NOTE 17. Subsequent Event

In February 2022, we entered into a five year, $350 million unsecured credit agreement (the "Credit Agreement"). Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) the secured overnight financing rate (published by the Federal Reserve Bank of New York, “SOFR”), plus a specified margin based on the term of such borrowing, plus a specified margin based upon Hub’s total net leverage ratio (as defined in the Credit Agreement) (the "Total Net Leverage Ratio"), or (ii) the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% and one-month SOFR) plus a specified margin based upon the Total Net Leverage Ratio. The specified margin for SOFR loans varies from 100.0 to 175.0 basis points per annum. The specified margin for base rate loans varies from 0.0 to 75.0 basis points per annum. Hub must also pay (1) a commitment fee ranging from 10.0 to 25.0 basis points per annum (based upon the Total Net Leverage Ratio) on the aggregate unused commitments and (2) a letter of credit fee ranging from 100.0 to 175.0 basis points per annum (based upon the Total Net Leverage Ratio) on the undrawn amount of letters of credit.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2021, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria), management concluded that our internal control over financial reporting was effective as of December 31, 2021.

On October 19, 2021, we completed the acquisition of Choptank. We are currently integrating processes, employees, technologies and operations. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), we excluded Choptank from our assessment of our internal control over financial reporting as of December 31, 2021. Management will continue to evaluate our internal controls over financial reporting as we complete our integration. As of December 31, 2021, Choptank represented 7.8% of total assets and 9.6% of net assets. For the year ended December 31, 2021, Choptank represented 2.7% of revenues and 0.2% of net income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hub Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hub Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Choptank Transport, LLC (Choptank), which was acquired on October 19, 2021 and is included in the 2021 consolidated financial statements of the Company and constituted 7.8% and 9.6% of total and net assets, respectively, as of December 31, 2021 and 2.7% and 0.2% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Choptank.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2021and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(b), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2022

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in the 2022 Proxy Statement, which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers appears in Part I of this Annual Report under the caption “Information About Our Executive Officers,” which information under such caption is incorporated herein by reference.

(b) Code of Business Conduct and Ethics. The Company has adopted a Code of Business Conduct and Ethics (“Code”) that applies to all of our employees, officers and Board members. The Code is posted on the “Investors” section of our Internet website at www.hubgroup.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Investor Relations, Hub Group, Inc. 2000 Clearwater Drive, Oak Brook, Illinois 60523. We intend to provide any required disclosure of an amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.hubgroup.com promptly following any such amendment or waiver. We may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

(c) Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors.

(d) Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts may be found under the captions “What functions are performed by the Audit, Compensation, and Nominating Committees” and “Does Hub Group have an audit committee financial expert serving on its Audit Committee,” in each case under the heading “Corporate Governance” in the 2022 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation” appearing in our 2022 Proxy Statement, which information under such captions is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information. The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	401,451
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	401,451

(b) Other Information. The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2022 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2021 and December 31, 2020

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2021, December 31, 2020 and December 31, 2019

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2021, December 31, 2020 and December 31, 2019

Consolidated Statements of Cash Flows - Years ended December 31, 2021, December 31, 2020 and December 31, 2019

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

Item 16. FORM 10-K SUMMARY

None.

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for uncollectible trade accounts

	Balance at	Charged to	Charged to		Balance at
Year Ended	Beginning of	Costs &	Other		End of
December 31:	Year	Expenses	Accounts (1)	Deductions (2)	Year

2021	$8,280,000	$308,000	$11,510,000	$(37,000)	$20,061,000

2020	$6,910,000	$135,000	$1,242,000	$(7,000)	$8,280,000

2019	$6,728,000	$180,000	$5,000	$(3,000)	$6,910,000

Deferred tax valuation allowance

	Balance at	Charged to	Balance at
Year Ended	Beginning of	Costs &	End of
December 31:	Year	Expenses	Year

2021	$6,518,000	$(1,495,000)	$5,023,000

2020	$4,713,000	$1,805,000	$6,518,000

2019	$3,128,000	$1,585,000	$4,713,000

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

10.3*

Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754)

10.4*

Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-K dated February 21, 2008 and filed February 22, 2008, File No. 000-27754).

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

S-1

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

* Management contract or compensatory plan or arrangement.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2022	HUB GROUP, INC.

	By	/s/ DAVID P. YEAGER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Title	Date

/s/ David P. Yeager	Chairman and Chief Executive Officer	February 25, 2022
David P. Yeager

/s/ Geoffrey F. DeMartino	Executive Vice President, Chief Financial Officer, and	February 25, 2022
Geoffrey F. DeMartino	Treasurer

/s/ Kevin W. Beth	Executive Vice President and Chief Accounting Officer	February 25, 2022
Kevin W. Beth

/s/ Charles R. Reaves	Director	February 25, 2022
Charles R. Reaves

/s/ Martin P. Slark	Director	February 25, 2022
Martin P. Slark

/s/ James C. Kenny	Director	February 25, 2022
James C. Kenny

/s/ Peter B. McNitt	Director	February 25, 2022
Peter B. McNitt

/s/ Mary H. Boosalis	Director	February 25, 2022
Mary H. Boosalis

/s/ Jenell Ross	Director	February 25, 2022
Jenell Ross

S-1