Form 10-Q
period 2022-03-31
Hub Group, Inc.
filed 2022-05-06
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

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

On April 29, 2022, the registrant had 33,997,814 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$206,896	$159,784
Accounts receivable trade, net	766,579	701,512
Other receivables	3,153	3,022
Prepaid taxes	1,657	2,191
Prepaid expenses and other current assets	24,378	27,779
TOTAL CURRENT ASSETS	1,002,663	894,288

Restricted investments	21,497	24,256
Property and equipment, net	689,779	681,451
Right-of-use assets - operating leases	44,118	44,036
Right-of-use assets - financing leases	2,750	1,252
Other intangibles, net	190,252	196,672
Goodwill, net	576,847	576,913
Other assets	19,228	18,426
TOTAL ASSETS	$2,547,134	$2,437,294

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$418,509	$424,923
Accounts payable other	26,674	12,493
Accrued payroll	47,521	56,938
Accrued other	103,111	82,827
Lease liability - operating leases	12,131	11,364
Lease liability - financing leases	2,062	1,251
Current portion of long term debt	97,571	97,273
TOTAL CURRENT LIABILITIES	707,579	687,069

Long term debt	174,669	177,479
Non-current liabilities	42,183	41,572
Lease liability - operating leases	34,194	34,916
Lease liability - financing leases	681	-
Deferred taxes	160,857	155,944

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2022 and 2021	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2022 and 2021; 33,988,791 shares outstanding in 2022 and 33,907,734 shares outstanding in 2021	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2022 and 2021	7	7
Additional paid-in capital	189,168	189,256
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,512,137	1,424,634
Accumulated other comprehensive loss	(187)	(207)
Treasury stock; at cost, 7,236,001 shares in 2022 and 7,317,058 shares in 2021	(259,108)	(258,330)
TOTAL STOCKHOLDERS' EQUITY	1,426,971	1,340,314
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,547,134	$2,437,294

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$1,298,123	$919,553
Transportation costs	1,083,106	810,806
Gross margin	215,017	108,747

Costs and expenses:
Salaries and benefits	68,926	56,951
General and administrative	20,076	19,243
Depreciation and amortization	10,955	8,502
Total costs and expenses	99,957	84,696

Operating income	115,060	24,051

Other income (expense):
Interest expense	(1,698)	(1,904)
Other income (expense), net	131	(93)
Total other expense, net	(1,567)	(1,997)

Income before provision for income taxes	113,493	22,054

Provision for income taxes	25,990	4,824

Net income	87,503	17,230

Other comprehensive income:
Foreign currency translation adjustments	20	(10)

Total comprehensive income	$87,523	$17,220

Basic earnings per common share	$2.60	$0.52

Diluted earnings per common share	$2.58	$0.51

Basic weighted average number of shares outstanding	33,644	33,419
Diluted weighted average number of shares outstanding	33,966	33,775

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2020	41,887,088	$419	$186,058	$(15,458)	$1,253,160	$(191)	(7,675,084)	$(266,065)	$1,157,923
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(65,979)	(3,759)	(3,759)
Issuance of restricted stock awards, net of forfeitures	-	-	(9,170)	-	-	-	271,307	9,170	-
Share-based compensation expense	-	-	5,117	-	-	-	-	-	5,117
Net income	-	-	-	-	17,230	-	-	-	17,230
Foreign currency translation adjustment	-	-	-	-	-	(10)	-	-	(10)
Balance March 31, 2021	41,887,088	$419	$182,005	$(15,458)	$1,270,390	$(201)	(7,469,756)	$(260,654)	$1,176,501

Balance December 31, 2021	41,887,088	$419	$189,256	$(15,458)	$1,424,634	$(207)	(7,317,058)	$(258,330)	$1,340,314
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(66,369)	(5,585)	(5,585)
Issuance of restricted stock awards, net of forfeitures	-	-	(4,807)	-	-	-	147,426	4,807	-
Share-based compensation expense	-	-	4,719	-	-	-	-	-	4,719
Net income	-	-	-	-	87,503	-	-	-	87,503
Foreign currency translation adjustment	-	-	-	-	-	20	-	-	20
Balance March 31, 2022	41,887,088	$419	$189,168	$(15,458)	$1,512,137	$(187)	(7,236,001)	$(259,108)	$1,426,971

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net Income	$87,503	$17,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,193	32,111
Deferred taxes	5,286	4,325
Compensation expense related to share-based compensation plans	4,719	5,117
Gain on sale of assets	(4,745)	(1,924)
Changes in operating assets and liabilities, net of acquisition:
Restricted investments	2,759	1,618
Accounts receivable, net	(65,288)	8,389
Prepaid taxes	535	350
Prepaid expenses and other current assets	3,403	8,825
Other assets	(1,516)	(189)
Accounts payable	7,771	36,820
Accrued expenses	7,130	18,695
Non-current liabilities	(2,540)	(3,994)
Net cash provided by operating activities	80,210	127,373

Cash flows from investing activities:
Proceeds from sale of equipment	6,444	14,933
Purchases of property and equipment	(30,927)	(9,522)
Net cash (used in) provided by investing activities	(24,483)	5,411

Cash flows from financing activities:
Repayments of long-term debt	(26,024)	(33,381)
Stock withheld for payments of withholding taxes	(5,585)	(3,759)
Finance lease payments	(526)	(772)
Proceeds from issuance of debt	23,512	6,894
Net cash used in financing activities	(8,623)	(31,018)

Effect of exchange rate changes on cash and cash equivalents	8	(8)

Net increase in cash and cash equivalents	47,112	101,758
Cash and cash equivalents beginning of the period	159,784	124,506
Cash and cash equivalents end of the period	$206,896	$226,264

Supplemental disclosures of cash paid for:
Interest	$1,870	$2,005
Income taxes	$620	$317

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

NOTES TO UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Interim Financial Statements

Our accompanying unaudited consolidated financial statements of Hub Group, Inc. (the “Company,” “Hub,” “we,” “us” or “our”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to those rules and regulations. However, we believe that the disclosures contained herein are adequate to make the information presented not misleading.

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2. Acquisition

Choptank Transport, LLC Acquisition

On October 19, 2021, we acquired 100% of the equity interests of Choptank Transport, LLC (“Choptank”). Total consideration for the transaction was $127.6 million in cash and the settlement of accounts receivable due from Choptank of $0.3 million. In connection with the acquisition, we granted approximately $22 million of restricted stock to Choptank's owners and senior management team, which is subject to certain vesting conditions. The grants of restricted stock were made pursuant to award agreements and issued under our 2017 Long Term Incentive Plan.

The acquisition of Choptank enhanced our refrigerated trucking transportation solutions offering and complemented our growing fleet of refrigerated intermodal containers. Choptank has developed a proprietary technology platform that we will leverage to enhance our truck brokerage service line.

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

The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

October 19, 2021
Cash and cash equivalents	$5,596
Accounts receivable trade	71,482
Prepaid expenses and other current assets	419
Property and equipment	169
Right of use assets - operating leases	922
Goodwill, net	54,487
Other intangibles	60,500
Total assets acquired	$193,575

Accounts payable trade	$60,970
Accrued payroll	3,458
Accrued other	359
Lease liability - operating leases short-term	309
Lease liability - operating leases long-term	613
Total liabilities assumed	$65,709

Total consideration	$127,866

Cash paid, net	$122,270

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

The following table presents the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2021	$576,913
Acquisition	(66)
Balance at March 31, 2022	$576,847

The changes noted as "acquisition" in the above table refer to purchase accounting adjustments related to the Choptank acquisition.

Tax history and attributes are not inherited in an equity purchase of this kind, however, the goodwill and other intangibles recognized in this purchase will be fully tax deductible over a period of 15 years.

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	March 31, 2022	Life
Customer relationships	$36,300	$1,210	$35,090	15 years
Carrier network	$14,400	$1,800	$12,600	4 years
Developed technology	$6,500	$464	$6,036	7 years
Trade name	$3,300	$1,100	$2,200	18 months

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the three months ended March 31, 2022 was $2.3 million. The intangible assets have a weighted average useful life of approximately 10.63 years. Amortization expense related to Choptank for the next five years is as follows (in thousands):

Total
Remainder of 2022	$6,861
2023	7,499
2024	6,949
2025	6,049
2026	3,349

The following unaudited pro forma consolidated results of operations present the effects of Choptank as though it had been acquired as of January 1, 2021 (in thousands, except for per share amounts):

Three Months Ended
March 31, 2021
Revenue	$1,013,931
Net income	$16,538
Earnings per share
Basic	$0.49
Diluted	$0.49

The unaudited pro forma consolidated results for the annual periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and Choptank. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the Choptank acquisition as of January 1, 2021.

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2022	2021

Net income for basic and diluted earnings per share	$87,503	$17,230

Weighted average shares outstanding - basic	33,644	33,419

Dilutive effect of restricted stock	322	356

Weighted average shares outstanding - diluted	33,966	33,775

Earnings per share - basic	$2.60	$0.52

Earnings per share - diluted	$2.58	$0.51

NOTE 4. Revenue from Contracts with Customers

Our service offerings include a full range of freight transportation and logistics services, some of which are provided by assets we own and operate, and some of which are provided by third parties with whom we contract.

As part of our profit improvement initiatives, we have focused on realizing efficiencies between our drayage trucking operation (which supports our intermodal service) and our dedicated trucking operation, including through the sharing of equipment and drivers, and by leveraging a combined set of driver support services including driver recruiting, asset management and safety functions. Our dedicated and drayage teams are now one combined organization. As a result, beginning in the first quarter of 2022, we reported revenue for these operations under the “Intermodal and Transportation Solutions” line of business. We have recast the prior period information to conform with current year presentation.

Intermodal and Transportation Solutions. We offer high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. Our service offering is well positioned to assist our customers in reducing their transportation spend and achieving their carbon emissions objectives. As an intermodal provider, we arrange for the movement of our customers’ freight in containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services between origin or destination and rail terminals (referred to as “drayage”) are provided by our own trucking operation and third-party local trucking companies.

As of March 31, 2022, our trucking transportation operation consisted of approximately 2,300 tractors, 2,400 employee drivers and 4,800 trailers. We also contract for services with approximately 800 independent owner-operators. These assets and contractual services are used to support drayage transportation for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. We offer fleets of equipment and drivers to these customers, as well as the management and infrastructure to operate according to the customer’s high service expectations.

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

Logistics. Our logistics business offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, and shipment visibility. We offer multi-modal transportation services including full truckload, less-than-truckload (“LTL”), intermodal, final mile, railcar, small parcel and international transportation. We leverage proprietary technology along with collaborative relationships with third party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our intermodal and transportation solutions and truck brokerage service lines.

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

The following table summarizes our disaggregated revenue by business line (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Intermodal and Transportation Solutions	$773,576	$575,256
Truck Brokerage	295,605	127,262
Logistics	228,942	217,035
Total revenue	$1,298,123	$919,553

NOTE 5. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the fair value of the Company’s fixed-rate borrowings was $5.8 million less than the historical carrying value of $272.2 million. As of December 31, 2021, the $274.8 million carrying value of the Company's fixed-rate borrowings approximated the fair value. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of March 31, 2022 and December 31, 2021, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts, savings accounts and an interest-bearing checking account.

Restricted investments included $21.5 million and $24.3 million as of March 31, 2022 and December 31, 2021, respectively, of mutual funds which are reported at fair value. These investments relate to our nonqualified deferred compensation plan and insurance deposits.

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

NOTE 6. Long-Term Debt and Financing Arrangements

In February 2022, we entered into a five-year, $350 million unsecured credit agreement (the "Credit Agreement"). Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) the secured overnight financing rate (published by the Federal Reserve Bank of New York, “SOFR”), plus a specified margin based on the term of such borrowing, plus a specified margin based upon Hub’s total net leverage ratio (as defined in the Credit Agreement) (the "Total Net Leverage Ratio"), or (ii) the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% and one-month SOFR) plus a specified margin based upon the Total Net Leverage Ratio. The specified margin for SOFR loans varies from 100.0 to 175.0 basis points per annum. The specified margin for base rate loans varies from 0.0 to 75.0 basis points per annum. Hub must also pay (1) a commitment fee ranging from 10.0 to 25.0 basis points per annum (based upon the Total Net Leverage Ratio) on the aggregate unused commitments and (2) a letter of credit fee ranging from 100.0 to 175.0 basis points per annum (based upon the Total Net Leverage Ratio) on the undrawn amount of letters of credit.

We have standby letters of credit that expire in 2022. As of March 31, 2022, our letters of credit were $41.3 million.

As March 31, 2022 and December 31, 2021, we had no borrowings under the Credit Agreement and our unused and available borrowings were $308.7 million. We were in compliance with our debt covenants as of March 31, 2022 and December 31, 2021.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	March 31,	December 31,
	2022	2021

Interim funding for equipment received and expected to be converted to an equipment note in subsequent period; interest paid at a variable rate	$3,046	$17,186

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022; interest is paid monthly at a fixed annual rate between 2.07% and 3.33%	37,070	-

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	90,108	94,766

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020 and 2021; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	59,276	63,308

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	31,008	34,432

Secured Equipment Notes due on various dates in 2023 commencing on various dates from 2016 to 2019; interest is paid monthly at a fixed annual rate between 2.20% and 4.20%	50,593	61,824

Secured Equipment Notes due on various dates in 2022 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.20% and 2.90%	1,139	3,236

	272,240	274,752

Less current portion	(97,571)	(97,273)
Total long-term debt	$174,669	$177,479

NOTE 7. Legal Matters

Robles and Adame

On January 25, 2013, a complaint was filed in the United States District Court for the Eastern District of California by Salvador Robles against our subsidiary Hub Group Trucking, Inc. (“HGT”). The action was brought on behalf of a putative class comprised of present and former California-based truck drivers who, from January 2009 to September 2014, were classified as independent contractors. The complaint included allegations that HGT misclassified these drivers as independent contractors, as well as various violations of the California Labor Code and that HGT engaged in unfair competition practices. In 2014, most of the subject drivers accepted settlements that were expensed in 2014 and paid. In 2015, the lawsuit was transferred to the United States District Court for the Western District of Tennessee. The complaint sought, among other things, declaratory and injunctive relief, monetary damages and attorney’s fees. In May 2013, the complaint was amended to add similar claims based on Mr. Robles’ status as an employed company driver. These additional claims were only on behalf of Mr. Robles and not a putative class.

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

In September 2019, the Company and the plaintiffs in the Robles and Adame matters agreed in principle to settle all claims in both lawsuits for $4.8 million, which the Company recorded in the third quarter of 2019 and is included in "Accrued other" current liabilities on the accompanying Consolidated Balance Sheet. In the Robles lawsuit, a motion for preliminary approval of the class settlement is now pending before the court.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

The information contained in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “targets,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements. In particular, information appearing under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are neither historical facts nor assurance of future performance. Instead, they are based on our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of extraordinary events or circumstances such as the coronavirus (COVID-19) pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, or the operations of our customers.

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. All forward-looking statements made by us in this report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those identified in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”) include the following as they may be affected, either individually, or in the aggregate, by the effect of the ongoing COVID-19 pandemic, including any spikes, outbreaks or variants of the virus, as well as any future government actions taken in response to the pandemic, including on our business operations, as well as its impact on general economic and financial market conditions and on our customers, counterparties, employees and third-party service providers:

•
the degree and rate of market growth in the transportation and logistics markets served by us;
•
any impacts on consumer sentiment and demand for our customers’ goods and services resulting from rising inflation rates, increasing commodities prices including gasoline, rising interest rates, and geopolitical events (and governmental responses thereto, including tariffs, sanctions and embargoes);
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
•
increases in interest rates;
•
acts of terrorism, military action or geopolitical events, including events that disrupt the global supply chain or impact consumer spending;
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
•
the effects of pandemics, including disruptions to global manufacturing and demand for transportation services resulting from government restrictions particularly in China;
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

As part of our profit improvement initiatives, we have focused on realizing efficiencies between our drayage trucking operation (which supports our intermodal service) and our dedicated trucking operation, including through the sharing of equipment and drivers, and by leveraging a combined set of driver support services including driver recruiting, asset management and safety functions. Our dedicated and drayage teams are now one combined organization. As a result, beginning in first quarter of 2022, we reported revenue for these operations under the “Intermodal and Transportation Solutions” line of business.

We provide services in three lines of business. Our intermodal and transportation solutions line of business offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. We arrange for the movement of our customers’ freight in one of our approximately 44,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services (referred to as “drayage”) between origin or destination and rail terminals are provided by our own trucking operations and third-parties with whom we contract. As of March 31, 2022, our trucking transportation operation consisted of approximately 2,300 tractors, 2,400 employee drivers and 4,800 trailers. We also contract for services with approximately 800 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

Our truck brokerage operation offers a full range of trucking transportation on a non-asset basis, as we match customers’ shipping needs with trucking carriers’ capacity to provide the most effective combination of service and price. Our services include dry van, expedited, less-than-truckload, refrigerated and flatbed. We substantially increased the size of our brokerage service line, and increased our refrigerated transportation capabilities, through the acquisition of Choptank Transport, LLC (“Choptank”) in October 2021. Approximately half of our truck brokerage volume is generated from committed pricing transactions, with the remainder consisting of loads that are priced on a transactional basis.

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

In 2021 and in the first quarter of 2022, we experienced favorable market conditions for our services. Demand for our services continued to show strength, as North American consumer spending, particularly on the types of goods that our customers offer, remained robust. Retail inventory levels remain near historically low levels, indicating a need by our customers to move goods as they restock their distribution centers and stores. The response to the COVID-19 pandemic caused many changes in consumer behavior, including a propensity for consumers to shift spending from services toward goods, and also to increase spending on household goods.

Available transportation capacity in North America continues to be constrained by high levels of demand, shortages of available drivers, and challenges with the production of new tractors and other equipment. These factors resulted in strong demand for our transportation capacity in 2021 and in the first quarter of 2022, as well as rising prices for our services and those of our competitors.

We expect these conditions to continue throughout 2022. In order to meet customer demand, we have taken several important actions. We are increasing our capacity to handle additional volume by ordering approximately 6,500 new containers, substantially all of which we expect will be delivered in 2022. Included in this order is a significant expansion of our refrigerated intermodal container fleet, as we believe there is a large opportunity to sell this expanded service to our existing customer base.

We are working on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 63% of revenue for the three months ended March 31, 2022 while one customer accounted for more than 10% of our quarterly revenue in 2022. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

Uncertainties and risks to our outlook include the following: a slowdown in consumer spending (driven by, among other factors, rising inflation, rapid increases in gasoline prices, increases in interest rates, and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, a significant increase in transportation supply in the marketplace, aggressive pricing actions by our competitors; and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, all of which could have a materially negative impact on our revenue, profitability and cash flow in the remainder of 2022.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Intermodal and Transportation Solutions	$773,576	$575,256
Truck Brokerage	295,605	127,262
Logistics	228,942	217,035
Total revenue	$1,298,123	$919,553

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2022		2021
Revenue	$1,298,123	100.0%	$919,553	100.0%
Transportation costs	1,083,106	83.4%	810,806	88.2%
Gross margin	215,017	16.6%	108,747	11.8%

Costs and expenses:
Salaries and benefits	68,926	5.3%	56,951	6.2%
General and administrative	20,076	1.6%	19,243	2.1%
Depreciation and amortization	10,955	0.8%	8,502	0.9%
Total costs and expenses	99,957	7.7%	84,696	9.2%

Operating income	$115,060	8.9%	$24,051	2.6%

Revenue

Revenue increased 41% to $1,298 million in 2022 from $920 million in 2021. Intermodal and Transportation Solutions (“ITS”) revenue increased 35% to $774 million primarily due to a 35% increase in intermodal revenue per load (price, fuel, and mix) and a 4% increase in intermodal volume. Truck brokerage revenue increased 132% to $296 million primarily due to the acquisition of Choptank as well as growth in the existing operations resulting from a 33% increase in revenue per load. Logistics revenue increased 6% to $229 million primarily due to growth of our final mile and consolidation services and the contribution of new customers in our managed transportation operation, partially offset by the impact of lost customers.

Transportation Costs

Transportation costs increased 34% to $1,083 million in 2022 from $811 million in 2021. Transportation costs in 2022 consisted of purchased transportation costs of $903 million and equipment and driver related costs of $180 million. In 2021, purchased transportation costs were $648 million and equipment and driver related costs were $163 million. The 40% increase in purchased transportation costs was primarily due to increased business activity, higher rail costs, increased fuel costs, higher third-party carrier costs and increased repositioning costs. Equipment and driver related costs increased 10% in 2022 primarily due to higher driver wages and increased equipment depreciation expense, partially offset by decreased repairs and maintenance expense and decreased usage of our internal drayage resources to 49% of total drayage moves in 2022 from 53% in 2021.

Gross Margin

Gross margin increased 98% to $215 million in 2022 from $109 million in 2021. As a percentage of revenue, gross margin increased to 16.6% in 2022 from 11.8% in 2021. The $106 million gross margin increase was the result of increases in all lines of business. ITS gross margin increased primarily due to growth in revenue, partially offset by increased purchased transportation costs. ITS gross margin as a percentage of revenue increased 790 basis points. Truck brokerage gross margin increased primarily due to growth in revenue, partially offset by the impact of higher purchased transportation costs. Truck brokerage gross margin as a percentage of sales decreased 360 basis points. Logistics gross margin increased primarily due to growth with existing customers, new business onboardings and yield management initiatives, partially offset by higher warehousing and transportation costs. Logistics gross margin as a percentage of sales increased 230 basis points.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits increased to $69 million in 2022 from $57 million in 2021. As a percentage of revenue, salaries and benefits decreased to 5.3% in 2022 from 6.2% in 2021.

The salaries and benefits increase of $12 million was primarily due to the addition of Choptank, as well as increases in incentive compensation of $4 million, commissions expense of $1 million and employee benefit expense of $1 million, partially offset by decreases in restricted stock expense of $2 million and salaries expense of $1 million.

Headcount as of March 31, 2022 and 2021 was 2,277 and 1,958, respectively, which excludes drivers, the costs for which are included in transportation costs. The increase in headcount is primarily due to the addition of Choptank employees.

General and Administrative

General and administrative expenses increased to $20 million in 2022 from $19 million in 2021. These expenses, as a percentage of revenue, decreased to 1.6% in 2022 from 2.1% in 2021.

The increase in general and administrative was primarily due to the addition of Choptank, as well as increases in outside sales commissions and travel, meals and entertainment expense. These increases were partially offset by an increase in gains on sale of property and equipment of $3 million.

Depreciation and Amortization

Depreciation and amortization expense increased to $11 million in 2022 from $9 million in 2021. This increase was related primarily to the amortization of intangibles related to the acquisition of Choptank. This expense as a percentage of revenue decreased to 0.8% in 2022 from 0.9% in 2021.

Other Income (Expense)

Other expense remained consistent at $2 million in both 2022 and in 2021.

Provision for Income Taxes

The provision for income taxes increased to $26 million in 2022 from $5 million in 2021. We provided for income taxes using an effective rate of 22.9% in 2022 and an effective rate of 21.9% in 2021. The 2022 effective tax rate was higher primarily due to a decrease in the favorable impact of discrete adjustments on higher pre-tax income.

Net Income

Net income increased to $88 million in 2022 from $17 million in 2021 due primarily to increased gross margin, partially offset by higher costs and expenses and a higher provision for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of March 31, 2022, we had $207 million of cash and $21 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. In the last three years, we have funded our business acquisitions from cash on hand. Payments for our other investing activities, such as the construction of our office buildings and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities has generally been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the three months ended March 31, 2022 was $80 million, which resulted primarily from net income of $88 million plus non-cash charges of $40 million, partially offset by changes in operating assets and liabilities of $48 million.

Cash provided by operating activities totaled $80 million in 2022 compared to $127 million in 2021. The $47 million decrease in cash flow was primarily due to increases in accounts receivable of $74 million and decreases in accounts payable and accrued expenses of $41 million, partially offset by an increase in net income of $70 million.

Net cash used in investing activities for the three months ended March 31, 2022 was $25 million which resulted from capital expenditures of $31 million partially offset by proceeds from the sale of equipment of $6 million. Capital expenditures of $31 million related primarily to tractors of $12 million, containers of $11 million, construction spend for our corporate headquarters of $4 million, technology investments of $4 million and the remainder for leasehold improvements.

Capital expenditures increased by approximately $21 million in 2022 as compared to 2021. The 2022 increase was due to increases in container purchases of $11 million, tractor purchases of $9 million and spend on our corporate headquarters of $4 million. These increases were partially offset by less purchases of other transportation equipment of $2 million and less spend for technology investments of $1 million.

In 2022, we estimate capital expenditures will range from $240 million to $265 million. We expect transportation equipment purchases to range from $210 million to $225 million and building and technology investments will range from $30 million to $40 million. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in financing activities for the three months ended March 31, 2022 was $9 million which includes repayments of long-term debt of $26 million, cash for stock tendered for payments of withholding taxes of $6 million and finance lease payments of $1 million partially offset by the proceeds from the issuance of debt of $24 million. Debt incurred in 2022 was used to fund the purchase of transportation equipment.

The $22 million decrease in cash used in financing activities for 2022 versus 2021 was primarily due to the increase in the proceeds from the issuance of debt of $17 million and decreases in repayments of long-term debt of $7 million, partially offset by an increase in cash paid for stock related to employee withholding taxes of $2 million.

As a result of anticipated, favorable timing differences, primarily related to depreciation, we expect our cash paid for income taxes in 2022 to be less than our income tax expense.

See Note 6 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2022. As of March 31, 2022, our letters of credit were $41 million.

At March 31, 2022, and December 31, 2021, we had no borrowings under the Credit Agreement and our unused and available borrowings were $309 million. We were in compliance with our debt covenants as of March 31, 2022 and December 31, 2021.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of March 31, 2022 from that presented in our 2021 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of March 31, 2022, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On October 19, 2021, we completed the acquisition of Choptank. We are currently integrating processes, employees, technologies and operations. Management will continue to evaluate our internal controls over financial reporting as we complete our integration.

PART II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 7 “Legal Matters” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

Investing in shares of our stock involves certain risks, including those identified and described in Part I, Item 1A of our 2021 10-K, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Forward-Looking Information” in Part I, Item 2 of this Quarterly Report on Form 10-Q and in our other filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2019, our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. We made no purchases under this authorization during the first quarter of 2022 and 2021. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

We purchased 66,369 shares for $5.6 million during the first quarter of 2022 and 65,979 shares for $3.8 million during the first quarter of 2021 related to employee withholding upon vesting of restricted stock. The table below gives information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the first quarter of 2022:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
1/1/2022 - 1/31/2022	65,419	$84.24	-	$-
2/1/2022 - 2/28/2022	950	$78.31	-	$-
3/1/2022 - 3/31/2022	-	$-	-	$-
Total	66,369	$84.16	-	$75,002

Item 6. Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
10.1

Credit Agreement, dated as of February 24, 2022, among Hub Group, Inc., a Delaware corporation, the Material Subsidiaries from time to time party to the Agreement, as Guarantors, Bank of Montreal, a Canadian chartered bank acting through its Chicago branch, as Administrative Agent, Sustainability Structuring Agent, Swingline Lender and a Letter of Credit Issuer as provided therein, BMO Harris Bank N.A. and Bank of Montreal, each as a Letter of Credit Issuer with respect to Existing Letters of Credit, and the several financial institutions from time to time party to the Agreement, as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 1, 2022).

10.2	Hub Group, Inc. 2022 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Proxy Statement dated April 12, 2022).

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Geoffrey F. DeMartino, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.
101

Interactive data files for Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Stockholders’ Equity; (iv) the Unaudited Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements. XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (formatted in Inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	May 6, 2022	/s/ Geoffrey F. DeMartino
Geoffrey F. DeMartino
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)