Form 10-Q
period 2022-06-30
Hub Group, Inc.
filed 2022-08-05
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-27754

HUB GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4007085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Hub Group Way

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

On July 29, 2022, the registrant had 33,988,492 outstanding shares of Class A common stock, par value $.01 per share, and 662,296 outstanding shares of Class B common stock, par value $0.1 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$298,476	$159,784
Accounts receivable trade, net	794,785	701,512
Other receivables	2,933	3,022
Prepaid taxes	4,357	2,191
Prepaid expenses and other current assets	18,115	27,779
TOTAL CURRENT ASSETS	1,118,666	894,288

Restricted investments	19,056	24,256
Property and equipment, net	712,571	681,451
Right-of-use assets - operating leases	45,997	44,036
Right-of-use assets - financing leases	2,230	1,252
Other intangibles, net	183,883	196,672
Goodwill	577,340	576,913
Other assets	19,502	18,426
TOTAL ASSETS	$2,679,245	$2,437,294

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$423,608	$424,923
Accounts payable other	17,192	12,493
Accrued payroll	54,903	56,938
Accrued other	109,918	82,827
Lease liability - operating leases	12,214	11,364
Lease liability - financing leases	2,036	1,251
Current portion of long-term debt	98,774	97,273
TOTAL CURRENT LIABILITIES	718,645	687,069

Long-term debt	188,058	177,479
Non-current liabilities	43,077	41,572
Lease liability - operating leases	36,409	34,916
Lease liability - financing leases	173	-
Deferred taxes	157,694	155,944

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2022 and 2021	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized and 41,224,792 shares issued in 2022 and 2021; 33,980,577 shares outstanding in 2022 and 33,907,734 shares outstanding in 2021	412	412
Class B: $.01 par value; 662,300 shares authorized; 662,296 shares issued and outstanding in 2022 and 2021	7	7
Additional paid-in capital	195,603	189,256
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,614,983	1,424,634
Accumulated other comprehensive loss	(203)	(207)
Treasury stock; at cost, 7,244,215 shares in 2022 and 7,317,058 shares in 2021	(260,155)	(258,330)
TOTAL STOCKHOLDERS' EQUITY	1,535,189	1,340,314
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,679,245	$2,437,294

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Revenue	$1,401,457	$981,320	$2,699,580	$1,900,873
Transportation costs	1,154,619	860,759	2,237,725	1,671,565
Gross margin	246,838	120,561	461,855	229,308

Costs and expenses:
Salaries and benefits	68,041	54,375	136,967	111,326
General and administrative	30,064	20,370	50,140	39,613
Depreciation and amortization	11,097	8,868	22,052	17,370
Total costs and expenses	109,202	83,613	209,159	168,309

Operating income	137,636	36,948	252,696	60,999

Other income (expense):
Interest expense	(1,402)	(1,859)	(3,100)	(3,764)
Other, net	(194)	(192)	(63)	(284)
Total other expense, net	(1,596)	(2,051)	(3,163)	(4,048)

Income before provision for income taxes	136,040	34,897	249,533	56,951

Income tax expense	33,194	8,305	59,184	13,129

Net income	102,846	26,592	190,349	43,822

Other comprehensive income:
Foreign currency translation adjustments	(16)	25	4	15

Total comprehensive income	$102,830	$26,617	$190,353	$43,837

Basic earnings per common share	$3.06	$0.80	$5.66	$1.31

Diluted earnings per common share	$3.03	$0.78	$5.61	$1.30

Basic weighted average number of shares outstanding	33,651	33,428	33,647	33,423
Diluted weighted average number of shares outstanding	33,935	33,879	33,950	33,827

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			in Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Treasury Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance March 31, 2021	41,887,088	$419	$182,005	$(15,458)	$1,270,390	$(201)	(7,469,756)	$(260,654)	$1,176,501
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(3,229)	(214)	(214)
Issuance of restricted stock awards, net of forfeitures	-	-	33	-	-	-	(46,756)	(33)	-
Share-based compensation expense	-	-	4,172	-	-	-	-	-	4,172
Net income	-	-	-	-	26,592	-	-	-	26,592
Foreign currency translation adjustment	-	-	-	-	-	25	-	-	25
Balance June 30, 2021	41,887,088	$419	$186,210	$(15,458)	$1,296,982	$(176)	(7,519,741)	$(260,901)	$1,207,076

Balance March 31, 2022	41,887,088	$419	$189,168	$(15,458)	$1,512,137	$(187)	(7,236,001)	$(259,108)	$1,426,971
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(1,871)	(130)	(130)
Issuance of restricted stock awards, net of forfeitures	-	-	917	-	-	-	(6,343)	(917)	-
Share-based compensation expense	-	-	5,518	-	-	-	-	-	5,518
Net income	-	-	-	-	102,846	-	-	-	102,846
Foreign currency translation adjustment	-	-	-	-	-	(16)	-	-	(16)
Balance June 30, 2022	41,887,088	$419	$195,603	$(15,458)	$1,614,983	$(203)	(7,244,215)	$(260,155)	$1,535,189

Balance December 31, 2020	41,887,088	$419	$186,058	$(15,458)	$1,253,160	$(191)	(7,675,084)	$(266,065)	$1,157,923
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(69,208)	(3,973)	(3,973)
Issuance of restricted stock awards, net of forfeitures	-	-	(9,137)	-	-	-	224,551	9,137	-
Share-based compensation expense	-	-	9,289	-	-	-	-	-	9,289
Net income	-	-	-	-	43,822	-	-	-	43,822
Foreign currency translation adjustment	-	-	-	-	-	15	-	-	15
Balance June 30, 2021	41,887,088	$419	$186,210	$(15,458)	$1,296,982	$(176)	(7,519,741)	$(260,901)	$1,207,076

Balance December 31, 2021	41,887,088	$419	$189,256	$(15,458)	$1,424,634	$(207)	(7,317,058)	$(258,330)	$1,340,314
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(68,240)	(5,715)	(5,715)
Issuance of restricted stock awards, net of forfeitures	-	-	(3,890)	-	-	-	141,083	3,890	-
Share-based compensation expense	-	-	10,237	-	-	-	-	-	10,237
Net income	-	-	-	-	190,349	-	-	-	190,349
Foreign currency translation adjustment	-	-	-	-	-	4	-	-	4
Balance June 30, 2022	41,887,088	$419	$195,603	$(15,458)	$1,614,983	$(203)	(7,244,215)	$(260,155)	$1,535,189

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$190,349	$43,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,922	64,033
Deferred taxes	3,279	4,428
Compensation expense related to share-based compensation plans	10,237	9,289
Gain on sale of assets	(12,509)	(4,033)
Changes in operating assets and liabilities:
Restricted investments	5,200	48
Accounts receivable, net	(93,767)	(20,088)
Prepaid taxes	(2,166)	(395)
Prepaid expenses and other current assets	9,664	12,231
Other assets	(2,517)	(316)
Accounts payable	3,380	71,314
Accrued expenses	23,251	(1,652)
Non-current liabilities	(5,588)	(4,762)
Net cash provided by operating activities	200,735	173,919

Cash flows from investing activities:
Proceeds from sale of equipment	18,584	19,912
Purchases of property and equipment	(85,942)	(26,337)
Cash used in acquisition	-	(90)
Net cash used in investing activities	(67,358)	(6,515)

Cash flows from financing activities:
Proceeds from issuance of debt	66,194	17,464
Repayments of long-term debt	(54,114)	(57,854)
Stock withheld for payments of withholding taxes	(5,715)	(3,973)
Finance lease payments	(1,059)	(1,524)
Net cash provided by (used in) financing activities	5,306	(45,887)

Effect of exchange rate changes on cash and cash equivalents	9	(2)

Net increase in cash and cash equivalents	138,692	121,515
Cash and cash equivalents beginning of the period	159,784	124,506
Cash and cash equivalents end of the period	$298,476	$246,021

Supplemental disclosures of cash paid for:
Interest	$3,710	$3,883
Income taxes	$58,082	$11,375

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021.

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

The following table summarizes the total purchase consideration to the net assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

October 19, 2021
Cash and cash equivalents	$5,596
Accounts receivable trade	70,989
Prepaid expenses and other current assets	419
Property and equipment	169
Right of use assets - operating leases	922
Other intangibles	60,500
Goodwill, net	54,980
Total assets acquired	$193,575

Accounts payable trade	$60,970
Accrued payroll	3,458
Accrued other	359
Lease liability - operating leases short-term	309
Lease liability - operating leases long-term	613
Total liabilities assumed	$65,709

Total consideration	$127,866

Cash paid, net	$122,270

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

The following table presents the carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2021	$576,913
Acquisition	427
Balance at June 30, 2022	$577,340

The changes noted as "acquisition" in the above table refer to purchase accounting adjustments related to the Choptank acquisition.

Tax history and attributes are not inherited in an equity purchase of this kind, however, the goodwill and other intangibles recognized in this purchase will be fully tax deductible over a period of 15 years.

The components of “Other intangibles” listed in the above table as of the acquisition date are summarized as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	June 30, 2022	Life
Customer relationships	$36,300	$1,815	$34,485	15 years
Carrier network	$14,400	$2,700	$11,700	4 years
Developed technology	$6,500	$696	$5,804	7 years
Trade name	$3,300	$1,650	$1,650	18 months

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the three and six months ended June 30, 2022 was $2.3 million and $4.6 million, respectively. The intangible assets have a weighted average useful life of approximately 10.57 years. Amortization expense related to Choptank for the next five years is as follows (in thousands):

Total
Remainder of 2022	$4,574
2023	7,499
2024	6,949
2025	6,049
2026	3,349

The following unaudited pro forma consolidated results of operations present the effects of Choptank as though it had been acquired as of January 1, 2021 (in thousands, except for per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Revenue	$1,101,750	$2,115,680
Net income	$27,186	$43,724
Earnings per share
Basic	$0.81	$1.31
Diluted	$0.80	$1.29

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income for basic and diluted earnings per share	$102,846	$26,592	$190,349	$43,822

Weighted average shares outstanding - basic	33,651	33,428	33,647	33,423

Dilutive effect of restricted stock	284	451	303	404

Weighted average shares outstanding - diluted	33,935	33,879	33,950	33,827

Earnings per share - basic	$3.06	$0.80	$5.66	$1.31

Earnings per share - diluted	$3.03	$0.78	$5.61	$1.30

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

As of June 30, 2022, our trucking transportation operation consisted of approximately 2,300 tractors, 2,500 employee drivers and 4,600 trailers. We also contract for services with approximately 800 independent owner-operators. These assets, drivers and contractual services are used to support drayage transportation for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. We offer fleets of equipment and drivers to these customers, as well as the management and infrastructure to operate according to the customer’s high service expectations.

Truck Brokerage. We operate one of the largest truck brokerage operations in the United States, providing customers with a trucking option for their transportation needs. Our brokerage operation does not operate any trucks; instead we match customers’ needs with trucking carriers’ capacity to provide the most effective combination of service and price. We have contracts with a substantial base of carriers allowing us to meet the varied needs of our customers. Approximately half of our truck brokerage volume is generated from transactions in which we offer lane-based pricing at a fixed rate for periods of up to one year. The remaining portion of our volume is generated based on shorter term transactional lane-based rates which expire in a short time.

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

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Intermodal and transportation solutions	$872,501	$618,880	$1,646,076	$1,194,136
Truck brokerage	265,861	139,991	561,467	267,253
Logistics	263,095	222,449	492,037	439,484
Total revenue	$1,401,457	$981,320	$2,699,580	$1,900,873

NOTE 5. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the fair value of the Company’s fixed-rate borrowings was $7.1 million less than the historical carrying value of $286.8 million. As of December 31, 2021, the $274.8 million carrying value of the Company's fixed-rate borrowings approximated the fair value. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of June 30, 2022 and December 31, 2021, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts, savings accounts and an interest-bearing checking account.

Restricted investments included $19.1 million and $24.3 million as of June 30, 2022 and December 31, 2021, respectively, of mutual funds which are reported at fair value. These investments relate to our nonqualified deferred compensation plan and insurance deposits.

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

We had standby letters of credit that expire in 2022 and 2023. As of June 30, 2022 and December 31, 2021, our letters of credit were $41.3 million.

As of June 30, 2022 and December 31, 2021, we had no borrowings under the Credit Agreement and our unused and available borrowings were $308.7 million. We were in compliance with our debt covenants as of June 30, 2022 and December 31, 2021.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	June 30,	December 31,
	2022	2021
	(in thousands)

Interim funding for equipment received and expected to be converted to an equipment note in a subsequent period; interest paid at a variable rate	$11,547	$17,186

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022; interest is paid monthly at a fixed annual rate between 2.07% and 4.48%	69,157	-

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	88,763	94,766

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	51,780	63,308

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	27,561	34,432

Secured Equipment Notes due on various dates in 2023 commencing on various dates from 2016 to 2019; interest is paid monthly at a fixed annual rate between 2.20% and 4.20%	37,757	61,824

Secured Equipment Notes due on various dates in 2022 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.20% and 2.90%	267	3,236

	286,832	274,752

Less current portion	(98,774)	(97,273)
Total long-term debt	$188,058	$177,479

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

Other

The Company is involved in certain other claims and pending litigation arising from the normal conduct of business, including putative class-action lawsuits in which the plaintiffs are current and former California-based drivers who allege claims for unpaid wages, failure to provide meal and rest periods, failure to reimburse incurred business expenses and other items. Based on management's present knowledge, management does not believe that any potential unrecorded loss contingencies arising from these pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

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
•
increases in costs or shortages of drivers related to any reclassification or change in company drivers, owner-operators or other workers due to regulatory, legislative or judicial decisions impacting independent contractors, including owner-operators or workers directly contracted with the Company and those contracted to the Company’s vendors;
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

We provide services in three lines of business. Our intermodal and transportation solutions line of business offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. We arrange for the movement of our customers’ freight in one of our approximately 46,500 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services (referred to as “drayage”) between origin or destination and rail terminals are provided by our own trucking operations and third-parties with whom we contract. As of June 30, 2022, our trucking transportation operation consisted of approximately 2,300 tractors, 2,500 employee drivers and 4,600 trailers. We also contract for services with approximately 800 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

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

In the first half of 2022, we experienced favorable market conditions for our services. Demand for our services continued to show strength, as North American consumer spending, particularly on the types of goods that our customers offer, remained robust. The response to the COVID-19 pandemic caused many changes in consumer behavior, including a propensity for consumers to shift spending from services toward goods, and also to increase spending on household goods.

Available transportation capacity in North America continues to be constrained by high levels of demand, shortages of available drivers, and challenges with the production of new tractors and other equipment. These factors resulted in strong demand for our transportation capacity in the first half of 2022, as well as rising prices for certain of our services and those of our competitors. During the second quarter of 2022 pricing for certain types of transportation, including transactionally priced freight, began to decline from levels that existed during the first quarter.

We expect these conditions to continue throughout 2022. In order to meet customer demand, we have taken several important actions. We are increasing our capacity to handle additional volume by ordering approximately 6,000 new containers, substantially all of which we expect will be delivered in 2022. Included in this order is a significant expansion of our refrigerated intermodal container fleet, as we believe there is a large opportunity to sell this expanded service to our existing customer base.

We are working on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 63% of revenue for the six months ended June 30, 2022 while one customer accounted for more than 10% of our revenue for the six months ended June 30, 2022. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service issues are also monitored closely.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended June 30,
	2022	2021
Intermodal and transportation solutions	$872,501	$618,880
Truck brokerage	265,861	139,991
Logistics	263,095	222,449
Total revenue	$1,401,457	$981,320

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended June 30,
	2022		2021
Revenue	$1,401,457	100.0%	$981,320	100.0%
Transportation costs	1,154,619	82.4%	860,759	87.7%
Gross margin	246,838	17.6%	120,561	12.3%

Costs and expenses:
Salaries and benefits	68,041	4.9%	54,375	5.5%
General and administrative	30,064	2.1%	20,370	2.1%
Depreciation and amortization	11,097	0.8%	8,868	0.9%
Total costs and expenses	109,202	7.8%	83,613	8.5%

Operating income	$137,636	9.8%	$36,948	3.8%

Revenue

Revenue increased 43% to $1,401 million in 2022 from $981 million in 2021. Intermodal and Transportation Solutions (“ITS”) revenue increased 41% to $873 million due to a 44% increase in intermodal revenue per load (price, fuel, and mix) and a 1% increase in intermodal volume. Truck brokerage revenue increased 90% to $266 million primarily due to the acquisition of Choptank as well as growth in the existing operations resulting from higher revenue per load. Logistics revenue increased 18% to $263 million due to growth of our managed transportation, final mile and consolidation services.

Transportation Costs

Transportation costs increased 34% to $1,155 million in 2022 from $861 million in 2021. Transportation costs in 2022 consisted of purchased transportation costs of $962 million and equipment and driver related costs of $193 million. Transportation costs in 2021 consisted of purchased transportation costs of $696 million and equipment and driver related costs of $165 million. The 38% increase in purchased transportation costs was primarily due to increased rail costs, increased fuel costs, higher volumes, higher third-party carrier costs, and increased repositioning costs. Equipment and driver related costs increased 17% in 2022 due to higher driver wages, increased equipment depreciation expense, and increased usage of our internal drayage resources to 53% of total drayage moves in 2022 from 52% in 2021, partially offset by decreased repairs and maintenance expense.

Gross Margin

Gross margin increased 105% to $247 million in 2022 from $121 million in 2021. The $126 million gross margin increase was the result of increases in all lines of business. Gross margin as a percentage of revenue increased to 17.6% in 2022 from 12.3% in 2021.

ITS gross margin increased primarily due to a 44% increase in intermodal revenue per load and a 1% increase in intermodal volume, partially offset by increased purchased transportation costs. ITS gross margin as a percentage of revenue increased 710 basis points. Truck brokerage gross margin increased primarily due to the Choptank acquisition and growth in revenue in our existing operations, partially offset by the impact of higher purchased transportation costs. Truck brokerage gross margin as a percentage of revenue increased 30 basis points. Logistics gross margin increased primarily due to growth with existing customers, new business onboardings, and yield management initiatives, partially offset by higher warehousing and transportation costs. Logistics gross margin as a percentage of revenue increased 380 basis points.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits increased to $68 million in 2022 from $54 million in 2021. As a percentage of revenue, salaries and benefits decreased to 4.9% in 2022 from 5.5% in 2021. The increase of $14 million was primarily due to the addition of Choptank, increases in employee bonuses of $5 million and commissions expense of $1 million, partially offset by decreases in salary expense and employee benefits expense of $1 million each, primarily related to a reduction in headcount which does not include the addition of Choptank.

Headcount as of June 30, 2022 and 2021 was 2,227 and 1,952, respectively, which excludes drivers, as driver costs are included in transportation costs. The increase in headcount is due to the addition of Choptank employees.

General and Administrative

General and administrative expenses increased to $30 million in 2022 from $20 million in 2021. These expenses, as a percentage of revenue, remained consistent at 2.1% in both 2022 and 2021.

The increase of $10 million in general and administrative expense was primarily due to the addition of Choptank, higher legal and higher outside services expenses, partially offset by higher gains recognized from the sale of equipment of $6 million in 2022.

Depreciation and Amortization

Depreciation and amortization increased to $11 million in 2022 from $9 million in 2021. This increase was related primarily to the amortization of intangibles related to the acquisition of Choptank. This expense as a percentage of revenue decreased to 0.8% in 2022 from 0.9% in 2021.

Other Expense

Other expense remained consistent at $2 million in both 2022 and in 2021.

Provision for Income Taxes

The provision for income taxes increased to $33 million in 2022 from $8 million in 2021 due to significantly higher pre-tax income in 2022. We provided for income taxes using an effective rate of 24.4% in 2022 and an effective rate of 23.8% in 2021. The 2022 effective tax rate was higher primarily due to a decrease in the favorable impact of discrete adjustments on higher pre-tax income. We expect our effective tax rate for the full year of 2022 to be between 24.0% and 25.0%.

Net Income

Net income increased to $103 million in 2022 from $27 million in 2021 due primarily to increases in gross margin, partially offset by higher costs and expenses and higher income tax expense.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table summarizes our revenue by business line (in thousands):

	Six Months Ended June 30,
	2022	2021
Intermodal and transportation solutions	$1,646,076	$1,194,136
Truck brokerage	561,467	267,253
Logistics	492,037	439,484
Total revenue	$2,699,580	$1,900,873

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Six Months Ended June 30,
	2022		2021
Revenue	$2,699,580	100.0%	$1,900,873	100.0%
Transportation costs	2,237,725	82.9%	1,671,565	87.9%
Gross margin	461,855	17.1%	229,308	12.1%

Costs and expenses:
Salaries and benefits	136,967	5.1%	111,326	5.9%
General and administrative	50,140	1.9%	39,613	2.1%
Depreciation and amortization	22,052	0.8%	17,370	0.9%
Total costs and expenses	209,159	7.8%	168,309	8.9%

Operating income	$252,696	9.3%	$60,999	3.2%

Revenue

Revenue increased 42% to $2,700 million in 2022 from $1,901 million in 2021. ITS revenue increased 38% to $1,646 million due to a 40% increase in intermodal revenue per load and a 2% increase in intermodal volume. Truck brokerage revenue increased 110% to $561 million due primarily due to the acquisition of Choptank as well as growth in the existing operations. Logistics revenue increased 12% to $492 million primarily due to growth of our managed transportation, final mile and consolidation services.

Transportation Costs

Transportation costs increased 34% to $2,238 million in 2022 from $1,672 million in 2021. Transportation costs in 2022 consisted of purchased transportation costs of $1,865 million and equipment and driver related costs of $373 million compared to 2021, which consisted of purchased transportation costs of $1,344 million and equipment and driver related costs of $328 million. The 39% increase in purchased transportation costs was primarily due to increased rail costs, increased fuel costs, higher volumes, higher third-party carrier costs, and increased repositioning costs. Equipment and driver related costs increased 14% in 2022 primarily due to higher driver wages and increased equipment depreciation expense, partially offset by decreased usage of our internal drayage resources to 51% of total drayage moves in 2022 from 52% in 2021 and by decreased repairs and maintenance expense.

Gross Margin

Gross margin increased 101% to $462 million in 2022 from $229 million in 2021. The $233 million gross margin increase was the result of increases in all lines of business lines. Gross margin as a percentage of revenue increased to 17.1% in 2022 from 12.1% in 2021.

ITS gross margin decreased compared to the prior year primarily due to a 40% increase in intermodal revenue per load and a 2% increase in intermodal volume, partially offset by increased purchased transportation costs. ITS gross margin as a percentage of revenue increased 750 basis points. Truck brokerage gross margin increased primarily due to the Choptank acquisition and growth in revenue in our existing operations, partially offset by the impact of higher purchased transportation costs. Truck brokerage gross margin as a percentage of revenue declined 170 basis points. Logistics gross margin increased primarily due to growth with existing customers, new business onboardings, and yield management initiatives, partially offset by higher warehousing and transportation costs. Logistics gross margin as a percentage of revenue expanded by 310 basis points.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits increased to $137 million in 2022 from $111 million in 2021. As a percentage of revenue, salaries and benefits decreased to 5.1% in 2022 from 5.9% in 2021. The increase of $26 million was primarily due to the addition of Choptank, increases in employee bonuses of $9 million and commissions expense of $2 million, partially offset by reductions in salary expense of $2 million related to a reduction in headcount, which does not include the addition of Choptank, and restricted stock expense of $1 million.

General and Administrative

General and administrative expenses increased to $50 million in 2022 from $40 million in 2021. As a percentage of revenue, these expenses decreased to 1.9% in 2022 from 2.1% in 2021. The increase of $10 million was primarily due to the addition of Choptank, higher legal and higher outside services expenses, partially offset by higher gains recognized from the sale of equipment of $8 million in 2022.

Depreciation and Amortization

Depreciation and amortization increased to $22 million in 2022 from $17 million in 2021. This increase was related primarily to the amortization of intangibles related to the acquisition of Choptank. This expense as a percentage of revenue decreased to 0.8% in 2022 from 0.9% in 2021.

Other Expense

Other expense decreased to $3 million in 2022 from $4 million in 2021 due to lower interest expense related to less borrowings and lower interest rates.

Provision for Income Taxes

The provision for income taxes increased to $59 million in 2022 from $13 million in 2021 due to significantly higher pre-tax income in 2022. We provided for income taxes using an effective rate of 23.7% in 2022 and an effective rate of 23.1% in 2021. The 2022 effective tax rate was higher primarily due to a decrease in the favorable impact of discrete adjustments on higher pre-tax income. We expect our effective tax rate for the full year of 2022 to be between 24.0% and 25.0%.

Net Income

Net income increased to $190 million in 2022 from $44 million in 2021 due primarily to increases in gross margin, partially offset by higher costs and expenses and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of June 30, 2022, we had $298 million of cash and $19.1 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. In the last three years, we have funded our business acquisitions from cash on hand. Payments for our other investing activities, such as the construction of our office buildings and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities has generally been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the six months ended June 30, 2022 was approximately $201 million, which resulted primarily from net income of $190 million plus non-cash charges of $73 million, partially offset by changes in operating assets and liabilities of $62 million.

Cash provided by operating activities totaled $201 million in 2022 compared to $174 million in 2021. The $27 million increase in cash flow was primarily due to an increase in net income of $147 million, partially offset by increases in accounts receivable of $74 million and net decreases in accounts payable and accrued expenses of $43 million.

Net cash used in investing activities for the six months ended June 30, 2022 was $67 million which resulted from capital expenditures of $86 million, partially offset by proceeds from the sale of equipment of $19 million. Capital expenditures of $86 million related primarily to tractors of $29 million, containers of $28 million, building and furniture spend for our corporate headquarters of $15 million and technology investments of $14 million.

Capital expenditures increased by approximately $60 million in 2022 as compared to 2021. The 2022 increase was due to increases in tractor purchases of $24 million, container purchases of $21 million, spend on our corporate headquarters of $14 million and technology investments of $4 million. These increases were partially offset by less purchases of other transportation equipment of $3 million in 2022.

In 2022, we estimate capital expenditures will range from $240 million to $250 million. We expect transportation equipment purchases to range from $210 million to $220 million and building and technology investments will range from $30 million to $35 million. We plan to fund these expenditures with a combination of cash and debt.

Net cash provided by financing activities for the six months ended June 30, 2022 was $5 million which includes proceeds from the issuance of debt of $66 million, partially offset by the repayments of long-term debt of $54 million, cash for stock tendered for payments of withholding taxes of $6 million and finance lease payments of $1 million. Debt incurred in 2022 was used to fund the purchase of transportation equipment.

The $51 million increase in cash provided by financing activities for 2022 versus 2021 was primarily due to the increase in the proceeds from the issuance of debt of $49 million and a decrease in repayments of long-term debt of $4 million, partially offset by an increase in cash paid for stock related to employee withholding taxes of $2 million.

In 2022, we expect our cash paid for income taxes to be more than in 2021 due to significantly higher pre-tax income in 2022. We expect our cash paid for taxes to be less than our income tax expense in 2022 due to favorable timing differences related to depreciation.

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act allowed us to defer $11.3 million of 2020 payroll taxes until future years. Half of those payroll taxes were remitted in December 2021 and the remainder will be remitted in December 2022.

See Note 6 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2022 and 2023. As of June 30, 2022 and December 31, 2021, our letters of credit were $41 million.

As of June 30, 2022, and December 31, 2021, we had no borrowings under the Credit Agreement and our unused and available borrowings were $309 million. We were in compliance with our debt covenants as of June 30, 2022 and December 31, 2021.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of June 30, 2022 from that presented in our 2021 10-K.

Item 4. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures. As of June 30, 2022, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2019, our Board of Directors authorized the purchase of up to $100 million of our Class A Common Stock. Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. We made no purchases under this authorization during the first six months of both 2022 and 2021. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

We purchased 1,871 shares for $0.1 million during the second quarter of 2022 and 3,229 shares for $0.2 million during the second quarter of 2021 related to employee withholding upon vesting of restricted stock. The table below gives information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the second quarter of 2022:

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
4/1/2022 - 4/30/2022	1,154	$67.13	-	$-
5/1/2022 - 5/31/2022	553	$71.92	-	$-
6/1/2022 - 6/30/2022	164	$69.47	-	$-
Total	1,871	$68.75	-	$75,002

Item 6. Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Geoffrey F. DeMartino, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.
101

Interactive data files for Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Stockholders’ Equity; (iv) the Unaudited Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements. XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (formatted in Inline XBRL and included in Exhibit 101).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: August 5, 2022	/s/ Geoffrey F. DeMartino
Geoffrey F. DeMartino
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)