Form 10-Q
period 2022-09-30
Hub Group, Inc.
filed 2022-11-04
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 or

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

On October 28, 2022, the registrant had 32,654,474 outstanding shares of Class A common stock, par value $.01 per share, and 574,903 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2022	2021
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$211,921	$159,784
Accounts receivable trade, net	780,868	701,512
Other receivables	3,902	3,022
Prepaid taxes	3,599	2,191
Prepaid expenses and other current assets	22,646	27,779
TOTAL CURRENT ASSETS	1,022,936	894,288

Restricted investments	16,888	24,256
Property and equipment, net	755,580	681,451
Right-of-use assets - operating leases	101,572	44,036
Right-of-use assets - financing leases	1,710	1,252
Other intangibles, net	204,524	196,672
Goodwill	628,093	576,913
Other assets	21,359	18,426
TOTAL ASSETS	$2,752,662	$2,437,294

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$403,471	$424,923
Accounts payable other	24,517	12,493
Accrued payroll	68,261	56,938
Accrued other	112,858	82,827
Lease liability - operating leases	27,778	11,364
Lease liability - financing leases	1,686	1,251
Current portion of long-term debt	102,093	97,273
TOTAL CURRENT LIABILITIES	740,664	687,069

Long-term debt	217,771	177,479
Non-current liabilities	44,658	41,572
Lease liability - operating leases	79,758	34,916
Deferred taxes	152,426	155,944

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2022 and 2021	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 41,312,185 shares issued in 2022 and 41,224,792 shares issued in 2021; 32,676,559 shares outstanding in 2022 and 33,907,734 shares outstanding in 2021.	413	412
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in 2022 and 662,296 shares issued and outstanding in 2021.	6	7
Additional paid-in capital	202,657	189,256
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,702,308	1,424,634
Accumulated other comprehensive loss	(238)	(207)
Treasury stock; at cost, 8,635,626 shares in 2022 and 7,317,058 shares in 2021.	(372,303)	(258,330)
TOTAL STOCKHOLDERS' EQUITY	1,517,385	1,340,314
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,752,662	$2,437,294

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Revenue	$1,355,407	$1,075,107	$4,054,987	$2,975,980
Transportation costs	1,132,174	917,507	3,369,899	2,589,072
Gross margin	223,233	157,600	685,088	386,908

Costs and expenses:
Salaries and benefits	65,502	65,370	202,469	176,696
General and administrative	28,109	23,445	78,249	63,058
Depreciation and amortization	11,884	8,912	33,936	26,282
Total costs and expenses	105,495	97,727	314,654	266,036

Operating income	117,738	59,873	370,434	120,872

Other income (expense):
Interest expense	(2,151)	(1,793)	(5,251)	(5,555)
Other, net	(383)	(96)	(446)	(382)
Total other expense, net	(2,534)	(1,889)	(5,697)	(5,937)

Income before provision for income taxes	115,204	57,984	364,737	114,935

Income tax expense	27,879	14,646	87,063	27,775

Net income	87,325	43,338	277,674	87,160

Other comprehensive income:
Foreign currency translation adjustments	(35)	(25)	(31)	(10)

Total comprehensive income	$87,290	$43,313	$277,643	$87,150

Basic earnings per common share	$2.63	$1.30	$8.29	$2.61

Diluted earnings per common share	$2.61	$1.28	$8.21	$2.58

Basic weighted average number of shares outstanding	33,145	33,433	33,480	33,427
Diluted weighted average number of shares outstanding	33,521	33,873	33,807	33,842

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			in Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance June 30, 2021	41,887,088	$419	$186,210	$(15,458)	$1,296,982	$(176)	(7,519,741)	$(260,901)	$1,207,076
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(968)	(65)	(65)
Issuance of restricted stock awards, net of forfeitures	-	-	754	-	-	-	(18,366)	(754)	-
Share-based compensation expense	-	-	4,801	-	-	-	-	-	4,801
Net income	-	-	-	-	43,338	-	-	-	43,338
Foreign currency translation adjustment	-	-	-	-	-	(25)	-	-	(25)
Balance September 30, 2021	41,887,088	$419	$191,765	$(15,458)	$1,340,320	$(201)	(7,539,075)	$(261,720)	$1,255,125

Balance June 30, 2022	41,887,088	$419	$195,603	$(15,458)	$1,614,983	$(203)	(7,244,215)	$(260,155)	$1,535,189
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(892)	(63)	(63)
Purchase of treasury stock	-	-	-	-	-	-	(945,497)	(75,000)	(75,000)
Purchase of treasury stock from related party (Note 8)	-	-	-	-	-	-	(430,121)	(34,767)	(34,767)
Issuance of restricted stock awards, net of forfeitures	-	-	2,318	-	-	-	(14,901)	(2,318)	-
Share-based compensation expense	-	-	4,736	-	-	-	-	-	4,736
Net income	-	-	-	-	87,325	-	-	-	87,325
Foreign currency translation adjustment	-	-	-	-	-	(35)	-	-	(35)
Balance September 30, 2022	41,887,088	$419	$202,657	$(15,458)	$1,702,308	$(238)	(8,635,626)	$(372,303)	$1,517,385

Balance December 31, 2020	41,887,088	$419	$186,058	$(15,458)	$1,253,160	$(191)	(7,675,084)	$(266,065)	$1,157,923
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(70,176)	(4,038)	(4,038)
Issuance of restricted stock awards, net of forfeitures	-	-	(8,383)	-	-	-	206,185	8,383	-
Share-based compensation expense	-	-	14,090	-	-	-	-	-	14,090
Net income	-	-	-	-	87,160	-	-	-	87,160
Foreign currency translation adjustment	-	-	-	-	-	(10)	-	-	(10)
Balance September 30, 2021	41,887,088	$419	$191,765	$(15,458)	$1,340,320	$(201)	(7,539,075)	$(261,720)	$1,255,125

Balance December 31, 2021	41,887,088	$419	$189,256	$(15,458)	$1,424,634	$(207)	(7,317,058)	$(258,330)	$1,340,314
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(69,132)	(5,778)	(5,778)
Purchase of treasury stock	-	-	-	-	-	-	(945,497)	(75,000)	(75,000)
Purchase of treasury stock from related party (Note 8)	-	-	-	-	-	-	(430,121)	(34,767)	(34,767)
Issuance of restricted stock awards, net of forfeitures	-	-	(1,572)	-	-	-	126,182	1,572	-
Share-based compensation expense	-	-	14,973	-	-	-	-	-	14,973
Net income	-	-	-	-	277,674	-	-	-	277,674
Foreign currency translation adjustment	-	-	-	-	-	(31)	-	-	(31)
Balance September 30, 2022	41,887,088	$419	$202,657	$(15,458)	$1,702,308	$(238)	(8,635,626)	$(372,303)	$1,517,385

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$277,674	$87,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,413	95,959
Impairment of right-of-use asset	5,361	-
Deferred taxes	(1,427)	(12,553)
Compensation expense related to share-based compensation plans	14,973	14,090
Gain on sale of assets	(21,097)	(8,978)
Changes in operating assets and liabilities:
Restricted investments	7,368	253
Accounts receivable, net	(55,994)	(100,102)
Prepaid taxes	(1,408)	1,248
Prepaid expenses and other current assets	6,818	(6,059)
Other assets	(3,381)	(1,670)
Accounts payable	(21,169)	81,908
Accrued expenses	41,165	33,424
Non-current liabilities	(9,825)	(6,622)
Net cash provided by operating activities	350,471	178,058

Cash flows from investing activities:
Proceeds from sale of equipment	33,994	30,558
Purchases of property and equipment	(157,664)	(84,076)
Cash used in acquisitions	(102,661)	(90)
Net cash used in investing activities	(226,331)	(53,608)

Cash flows from financing activities:
Proceeds from issuance of debt	127,017	70,695
Repayments of long-term debt	(81,905)	(82,804)
Purchase of treasury stock	(75,000)	-
Purchase of treasury stock from related party (Note 8)	(34,767)	-
Stock withheld for payments of withholding taxes	(5,778)	(4,038)
Finance lease payments	(1,582)	(2,142)
Net cash used in financing activities	(72,015)	(18,289)

Effect of exchange rate changes on cash and cash equivalents	12	(11)

Net increase in cash and cash equivalents	$52,137	$106,150
Cash and cash equivalents beginning of the period	$159,784	$124,506
Cash and cash equivalents end of the period	$211,921	$230,656

Supplemental disclosures of cash paid for:
Interest	$5,840	$5,621
Income taxes	$96,165	$21,867

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

NOTE 2. Acquisitions

TAGG Logistics Acquisition

On August 22, 2022, we acquired 100% of the equity interests of TAGG Logistics, LLC (“TAGG”), a provider of e-commerce, B2B and omnichannel fulfillment solutions, including warehousing and transportation services. Total consideration for the transaction was $103.5 million in cash.

TAGG is a nationwide provider with over 4 million square feet of warehousing space throughout the United States allowing for responsive e-commerce and B2B fulfillment services. The acquisition improves our presence in the consolidation and fulfillment space and adds a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition adds scale to our logistics service line and is expected to result in complementary cross-selling opportunities.

The initial accounting for the acquisition of TAGG is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets. In addition, we are in the preparation and review process of the applicable future cash flows used in determining the purchase accounting. Finally, certain post-closing activities outlined in the acquisition agreement remain incomplete. As a result, the amounts recorded in the consolidated financial statements related to the TAGG acquisition are preliminary and the measurement period remains open. The following table summarizes the preliminary allocation of the total purchase consideration to the net assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

August 22, 2022
Cash and cash equivalents	$839
Accounts receivable trade	24,841
Prepaid expenses and other current assets	1,685
Property and equipment	6,893
Right of use assets - operating leases	56,689
Other intangibles	27,300
Goodwill	50,754
Other assets	1,705
Total assets acquired	$170,706

Accounts payable trade	$9,193
Accrued payroll	2,536
Accrued other	758
Lease liability - operating leases short-term	14,465
Lease liability - operating leases long-term	40,254
Total liabilities assumed	$67,206

Total consideration	$103,500

Cash paid, net	$102,661

The TAGG acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of August 22, 2022 with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized in the TAGG acquisition was primarily attributable to potential expansion and future development of the acquired business.

Tax history and attributes are not inherited in an equity purchase of this kind, however, the goodwill and other intangibles recognized in this purchase will be fully tax deductible over a period of 15 years.

We incurred approximately $0.6 million and $3.1 million of transaction costs associated with this transaction prior to the closing date that are reflected in general and administrative expense in the accompanying Consolidated Statements of Income for the three and nine months ended September 30, 2022, respectively.

The components of “Other intangibles” listed in the above table as of the acquisition date are summarized as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	September 30, 2022	Life
Customer relationships	$22,600	$249	$22,351	10 years
Developed technology	$4,000	$88	$3,912	5 years
Trade name	$700	$52	$648	18 months

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for both the three and nine months ended September 30, 2022 was $0.4 million. The intangible assets have a weighted average useful life of approximately 9.0 years. Amortization expense related to TAGG for the next five years is as follows (in thousands):

Total
Remainder of 2022	$882
2023	3,527
2024	3,125
2025	3,060
2026	3,060

From the date of the acquisition through September 30, 2022, TAGG's revenue was $19.3 million and operating income was $0.7 million.

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

The following table summarizes the total purchase consideration to the net assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

October 19, 2021
Cash and cash equivalents	$5,596
Accounts receivable trade	70,989
Prepaid expenses and other current assets	419
Property and equipment	169
Right of use assets - operating leases	922
Other intangibles	60,500
Goodwill	54,980
Total assets acquired	$193,575

Accounts payable trade	$60,970
Accrued payroll	3,458
Accrued other	359
Lease liability - operating leases short-term	309
Lease liability - operating leases long-term	613
Total liabilities assumed	$65,709

Total consideration	$127,866

Cash paid, net	$122,270

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

The components of “Other intangibles” listed in the above table as of the acquisition date are summarized as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	September 30, 2022	Life
Customer relationships	$36,300	$2,420	$33,880	15 years
Carrier network	$14,400	$3,600	$10,800	4 years
Developed technology	$6,500	$929	$5,571	7 years
Trade name	$3,300	$2,200	$1,100	18 months

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the three and nine months ended September 30, 2022 was $2.3 million and $6.9 million, respectively. The intangible assets have a weighted average useful life of approximately 10.53 years. Amortization expense related to Choptank for the next five years is as follows (in thousands):

Total
Remainder of 2022	$2,287
2023	7,499
2024	6,949
2025	6,049
2026	3,349

The following table presents the total carrying amount of goodwill (in thousands):

Total
Balance at December 31, 2021	$576,913
Acquisition	51,180
Balance at September 30, 2022	$628,093

The changes noted as "acquisition" in the above table refer to the purchase accounting for the TAGG acquisition and purchase accounting adjustments related to the Choptank acquisition.

While TAGG's actual results are included since August 22, 2022 and Choptank's actual results are included since October 19, 2021, the following unaudited pro forma consolidated results of operations present the effects of TAGG and Choptank as though they had been acquired as of January 1, 2021 (in thousands, except for per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Revenue	$1,397,880	$4,185,337
Net income	$87,439	$278,780
Earnings per share
Basic	$2.64	$8.33
Diluted	$2.61	$8.25

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Revenue	$1,251,863	$3,452,175
Net income	$43,073	$86,364
Earnings per share
Basic	$1.29	$2.58
Diluted	$1.27	$2.55

The unaudited pro forma consolidated results for the periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub, TAGG and Choptank. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the TAGG and Choptank acquisitions as of January 1, 2021.

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$87,325	$43,338	$277,674	$87,160

Weighted average shares outstanding - basic	33,145	33,433	33,480	33,427

Dilutive effect of stock options and restricted stock	376	440	327	415

Weighted average shares outstanding - diluted	33,521	33,873	33,807	33,842

Earnings per share - basic	$2.63	$1.30	$8.29	$2.61

Earnings per share - diluted	$2.61	$1.28	$8.21	$2.58

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

As of September 30, 2022, our trucking transportation operation consisted of approximately 2,300 tractors, 2,700 employee drivers and 4,600 trailers. We also contract for services with approximately 800 independent owner-operators. These assets, drivers and contractual services are used to support drayage transportation for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. We offer fleets of equipment and drivers to these customers, as well as the management and infrastructure to operate according to the customer’s high service expectations.

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

Our logistics offering also includes warehousing, fulfillment, cross-docking and consolidation services. We operate our own warehouse facilities, and contract for the use of those operated by third parties, to store our customers’ goods which are then transported for delivery to residential and commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

The TAGG acquisition bolsters our presence in the consolidation and fulfillment space and adds a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition adds scale to our logistics service line and is expected to result in numerous complementary cross-selling opportunities.

The following table summarizes our disaggregated revenue by business line (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Intermodal and transportation solutions	$853,490	$697,701	$2,499,567	$1,891,837
Logistics	251,887	224,136	743,924	663,620
Truck brokerage	250,030	153,270	811,496	420,523
Total revenue	$1,355,407	$1,075,107	$4,054,987	$2,975,980

NOTE 5. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the fair value of the Company’s fixed-rate borrowings was $11.7 million less than the historical carrying value of $319.9 million. As of December 31, 2021, the $274.8 million carrying value of the Company's fixed-rate borrowings approximated the fair value. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of September 30, 2022 and December 31, 2021, our cash and temporary investments were with high quality financial institutions in Demand Deposit Accounts, savings accounts and an interest-bearing checking account.

Restricted investments included $16.9 million and $24.3 million as of September 30, 2022 and December 31, 2021, respectively, of mutual funds which are reported at fair value. These investments relate to our nonqualified deferred compensation plan and insurance deposits.

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

We had standby letters of credit that expire in 2022 and 2023. As of September 30, 2022, and December 31, 2021, our letters of credit totaled $42.0 million and $41.3 million, respectively.

As of September 30, 2022 and December 31, 2021, we had no borrowings under the Credit Agreement and our unused and available borrowings were $308.0 million and $308.7 million, respectively. We were in compliance with our debt covenants as of September 30, 2022 and December 31, 2021.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	September 30,	December 31,
	2022	2021
	(in thousands)

Interim funding for equipment received and expected to be converted to an equipment note in subsequent year; interest paid at a variable rate	$16,380	$17,186

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022; interest is paid monthly at a fixed annual rate between 2.07% and 4.91%	121,156	-

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	83,420	94,766

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	47,804	63,308

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	24,121	34,432

Secured Equipment Notes due on various dates in 2023 commencing on various dates from 2016 to 2019; interest is paid monthly at a fixed annual rate between 2.20% and 4.20%	26,907	61,824

Secured Equipment Notes due on various dates in 2022 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.20% and 2.90%	76	3,236

	319,864	274,752

Less current portion	(102,093)	(97,273)
Total long-term debt	$217,771	$177,479

NOTE 7. Legal Matters

The Company is involved in certain claims and pending litigation arising from the normal conduct of business, including putative class-action lawsuits in which the plaintiffs are current and former drivers. Based on management's present knowledge, management does not believe that any potential unrecorded loss contingencies arising from these pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals for settlements or losses determined to be probable and estimable. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

NOTE 8. Related Party Transactions

In August 2022, the Company entered into a Common Stock Exchange and Repurchase Agreement (the “Agreement”) with entities affiliated with David P. Yeager, the Company’s Chairman of the Board of Directors and Chief Executive Officer (collectively, the “DPY Entities”) and entities affiliated with Mark A. Yeager, the brother of David P. Yeager (collectively, the “MAY Entities”).

Pursuant to the Agreement, the MAY Entities transferred 243,755 shares of Class B Common Stock, $0.01 par value per share, to the DPY Entities in exchange for 342,728 shares of Class A Common Stock, $0.01 par value per share (the “Class A Exchange Shares”; such transfer in exchange for the Class A Exchange Shares is referred to herein as the “Exchange”). Immediately after the consummation of the Exchange, the MAY Entities sold to the Company (i) all of the Class A Exchange Shares and (ii) 87,393 shares of Class B Common Stock (the “Remaining Class B Shares”), representing all of the remaining shares of Class B Common Stock owned by the MAY Entities, for an aggregate purchase price of $34.8 million (the “Repurchase” and, together with the “Exchange,” the “Transaction”). The purchase price for the Repurchase was based on a price per share equal to the closing price of Class A Common Stock on the Nasdaq Global Market on the date of the Agreement. In accordance with the Company’s certificate of incorporation the Remaining Class B Shares acquired by the Company were cancelled and converted into Class A Common Stock upon acquisition and are not available for reissuance.

The Transaction was approved by the Company’s Audit Committee of the Board pursuant to the Company’s Related Person Transaction Policy approval procedures.

NOTE 9. Subsequent Event

In October 2022, our Board of Directors (the "Board") authorized the purchase of up to $200 million of our Class A Common Stock pursuant to a share repurchase program. Under the Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be modified, suspended, or discontinued at any time.

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

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. All forward-looking statements made by us in this report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those identified in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 10-K”) include the following, each of which may be affected, either individually, or in the aggregate, by the effect of the ongoing COVID-19 pandemic, including any spikes, outbreaks or variants of the virus, as well as any future government actions taken in response to the pandemic, including on our business operations, as well as its impact on general economic and financial market conditions and on our customers, counterparties, employees and third-party service providers:

•
the degree and rate of market growth in the transportation and logistics markets served by us;
•
any impacts on consumer sentiment and demand for our customers’ goods and services resulting from a recession or rising inflation rates, increasing commodities prices including gasoline, rising interest rates, and geopolitical events (and governmental responses thereto, including tariffs, sanctions and embargoes);
•
deterioration in our relationships, service conditions or provision of equipment with railroads or adverse changes to the railroads’ operating rules;
•
inability to recruit and retain company drivers and owner-operators;
•
inability to hire or retain management and other employees who are critical to our continued success;
•
the impact of competitive pressures in the marketplace, including entry of new competitors including digital freight matching companies, direct marketing efforts by the railroads or marketing efforts of asset-based carriers, innovative new services resulting in lower emissions;
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
•
inability to identify, close and successfully integrate any recent or future business combinations;
•
fuel shortages or fluctuations in fuel prices;
•
increases in interest rates;

•
acts of terrorism, military action or geopolitical events, including events that disrupt the global supply chain or impact consumer spending;
•
difficulties in maintaining or enhancing our information technology systems, implementing new systems or protecting against cyber-attacks;
•
increases in costs or operating challenges associated with complying with current or new governmental regulations, including lower emission regulations;
•
significant increases to employee health insurance costs;
•
loss of one or more of our largest customers;
•
expected awards during annual customer bids not materializing;
•
changes in insurance costs, retention amounts and claims expense;
•
losses sustained on matters where the liability materially exceeds available insurance proceeds, if any;
•
union organizing efforts and changes to current laws, rules and regulations which may aid in these efforts;
•
the effects of pandemics, including disruptions to global manufacturing and demand for transportation services resulting from government restrictions particularly in China;
•
imposition of new tariffs or trade barriers or withdrawal from or renegotiation of existing free trade agreements which could reduce international trade and economic activity; and
•
disruptions due to severe weather conditions or adverse climate change.

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

We provide services in three lines of business. Our intermodal and transportation solutions line of business offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. We arrange for the movement of our customers’ freight in one of our approximately 48,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services (referred to as “drayage”) between origin or destination and rail terminals are provided by our own trucking operations and third-parties with whom we contract. As of September 30, 2022, our trucking transportation operation consisted of approximately 2,300 tractors, 2,700 employee drivers and 4,600 trailers. We also contract for services with approximately 800 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

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

Our logistics business offers a wide range of transportation and logistics management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment and shipment visibility. We offer multi-modal transportation services including full truckload, less-than-truckload, intermodal, final mile, railcar, small parcel and international transportation. The acquisition of TAGG Logistics, LLC (“TAGG”) enhances our presence in the consolidation and fulfillment space and adds a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition adds scale to our logistics service line and is expected to result in complementary cross-selling opportunities.

In the first nine months of 2022, we experienced favorable market conditions for our services. Demand for our services continued to show strength, as North American consumer spending, particularly on the types of goods that our customers offer, remained robust. The response to the COVID-19 pandemic caused many changes in consumer behavior, including a propensity for consumers to shift spending from services toward goods, and also to increase spending on household goods. During the third quarter many of our customers, particularly our retailer customers, began to experience rising inventory levels which led to a reduction in their demand for shipping services.

Available transportation capacity in North America continues to be constrained by high levels of demand, shortages of available drivers, and challenges with the production of new tractors and other equipment. These factors resulted in strong demand for our transportation capacity in the first half of 2022, as well as rising prices for certain of our services and those of our competitors. Beginning in the second quarter of 2022, pricing for certain types of transportation, including transactionally priced freight, began to decline from levels that existed during the first quarter.

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

We are working on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 64% of revenue for the nine months ended September 30, 2022 while one customer accounted for more than 10% of our revenue for the nine months ended September 30, 2022. We use various performance indicators to manage our business. We closely monitor margin and gains and losses for our top 50 customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service levels are also monitored closely.

Uncertainties and risks to our outlook include the following: a slowdown in consumer spending (driven by, among other factors, rising inflation, rapid increases in gasoline prices, recession, increases in interest rates, and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, an increase of retailers' inventory levels, a significant increase in transportation supply in the marketplace, aggressive pricing actions by our competitors; and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, all of which could have a materially negative impact on our revenue, profitability and cash flow in the remainder of 2022.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table summarizes our revenue by business line (in thousands):

	Three Months Ended September 30,
	2022	2021
Intermodal and transportation solutions	$853,490	$697,701
Logistics	251,887	224,136
Truck brokerage	250,030	153,270
Total revenue	$1,355,407	$1,075,107

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended September 30,
	2022		2021
Revenue	$1,355,407	100.0%	$1,075,107	100.0%
Transportation costs	1,132,174	83.5%	917,507	85.3%
Gross margin	223,233	16.5%	157,600	14.7%

Costs and expenses:
Salaries and benefits	65,502	4.8%	65,370	6.1%
General and administrative	28,109	2.1%	23,445	2.2%
Depreciation and amortization	11,884	0.9%	8,912	0.8%
Total costs and expenses	105,495	7.8%	97,727	9.1%

Operating income	$117,738	8.7%	$59,873	5.6%

Revenue

Revenue increased 26% to $1,355 million in 2022 from $1,075 million in 2021. Intermodal and Transportation Solutions (“ITS”) revenue increased 22% to $853 million due to a 31% increase in intermodal revenue per load (price, fuel, and mix), offset by a 6% decrease in intermodal volume. Logistics revenue increased 12% to $252 million due to growth of our managed transportation, final mile and consolidation services, as well as the acquisition of TAGG. Truck brokerage revenue increased 63% to $250 million primarily due to the addition of Choptank as well as growth in the existing operations resulting from higher revenue per load.

Transportation Costs

Transportation costs increased 23% to $1,132 million in 2022 from $918 million in 2021. Transportation costs in 2022 consisted of purchased transportation and warehousing costs of $917 million and equipment and driver related costs of $215 million. Transportation costs in 2021 consisted of purchased transportation and warehousing costs of $737 million and equipment and driver related costs of $181 million. The 25% increase in purchased transportation and warehousing costs was primarily due to increased rail costs, increased fuel costs, higher third-party carrier costs, and increased repositioning costs, offset by lower volumes. Equipment and driver related costs increased 19% in 2022 due to higher driver wages, increased equipment depreciation expense, increased repairs and maintenance expense, and increased usage of our internal drayage resources to 55% of total drayage moves in 2022 from 47% in 2021.

Gross Margin

Gross margin increased 42% to $223 million in 2022 from $158 million in 2021. The $66 million gross margin increase was the result of increases in all lines of business. Gross margin as a percentage of revenue increased to 16.5% in 2022 from 14.7% in 2021.

ITS gross margin increased primarily due to a 31% increase in intermodal revenue per load, partially offset by a 6% decrease in intermodal volume and increased purchased transportation costs. ITS gross margin as a percentage of revenue increased 180 basis points. Truck brokerage gross margin increased primarily due to the Choptank acquisition and growth in revenue in our existing operations, partially offset by the impact of higher purchased transportation costs. Truck brokerage gross margin as a percentage of revenue decreased 60 basis points. Logistics gross margin increased primarily due to growth with existing customers, new business onboardings, yield management initiatives and the acquisition of TAGG, partially offset by higher warehousing and transportation costs. Logistics gross margin as a percentage of revenue increased 370 basis points.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits expense remained consistent at $65 million in both 2022 and 2021.

As a percentage of revenue, salaries and benefits decreased to 4.8% in 2022 from 6.1% in 2021.

The additions of TAGG and Choptank were offset by decreases in employee bonuses of $5 million, salary expense and commissions expense of $2 million each and restricted stock expense of $1 million, primarily related to a reduction in headcount excluding the additions of TAGG and Choptank employees.

Headcount as of September 30, 2022 and 2021 was 2,144 and 1,971 respectively, which excludes drivers and warehouse employees, as these costs are included in transportation costs. The increase in headcount is due to the additions of both TAGG and Choptank employees.

General and Administrative

General and administrative expenses increased to $28 million in 2022 from $23 million in 2021.

These expenses, as a percentage of revenue, decreased to 2.1% in 2022 from 2.2% in 2021.

The increase of $5 million in general and administrative expense was primarily due to the additions of TAGG and Choptank as well as increases in legal expense for related claims, higher use tax expense, the impairment write-off of a leased asset, partially offset by higher gains recognized from the sale of equipment in 2022.

Depreciation and Amortization

Depreciation and amortization expense increased to $12 million in 2022 from $9 million in 2021.

This increase was related primarily to the amortization of intangibles related to the additions of TAGG and Choptank as well as increases in depreciation related to our new building and capitalized technology.

These expenses as a percentage of revenue increased to 0.9% in 2022 from 0.8% in 2021.

Other Expense

Other expense increased to $3 million in 2022 from $2 million in 2021 due to higher average borrowings and higher average interest rates on existing borrowings.

Provision for Income Taxes

The provision for income taxes increased to $28 million in 2022 from $15 million in 2021, due to significantly higher pre-tax income in 2022.

We provided for income taxes using an effective rate of 24.2% in 2022 and an effective rate of 25.3% in 2021.

The lower effective tax rate in 2022 was the result of the favorable impact of discrete adjustments in 2022 and permanent differences having a small impact on the tax rate due to higher pre-tax income in 2022. We expect our effective tax rate for the full year of 2022 to be between 23.5% and 24.5%.

Net Income

Net income increased to $87 million in 2022 from $43 million in 2021 due primarily to increases in gross margin, partially offset by higher costs and expenses and higher income tax expense.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table summarizes our revenue by business line (in thousands):

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Nine Months Ended September 30,
	2022	2021
Intermodal and transportation solutions	$2,499,567	$1,891,837
Logistics	743,924	663,620
Truck brokerage	811,496	420,523
Total revenue	$4,054,987	$2,975,980

	Nine Months Ended September 30,
	2022		2021
Revenue	$4,054,987	100.0%	$2,975,980	100.0%
Transportation costs	3,369,899	83.1%	2,589,072	87.0%
Gross margin	685,088	16.9%	386,908	13.0%

Costs and expenses:
Salaries and benefits	202,469	5.0%	176,696	5.9%
General and administrative	78,249	1.9%	63,058	2.1%
Depreciation and amortization	33,936	0.9%	26,282	0.9%
Total costs and expenses	314,654	7.8%	266,036	8.9%

Operating income	$370,434	9.1%	$120,872	4.1%

Revenue

Revenue increased 36% to $4,055 million in 2022 from $2,976 million in 2021. ITS revenue increased 32% to $2,500 million due to a 36% increase in intermodal revenue per load. Truck brokerage revenue increased 93% to $811 million due primarily due to the addition of Choptank as well as growth in the existing operations. Logistics revenue increased 12% to $744 million primarily due to the acquisition of TAGG and growth of our managed transportation, final mile and consolidation services.

Transportation Costs

Transportation cost increased 30% to $3,370 million in 2022 from $2,589 million in 2021. Transportation costs in 2022 consisted of purchased transportation costs of $2,782 million and equipment and driver related costs of $588 million compared to 2021, which consisted of purchased transportation costs of $2,080 million and equipment and driver related costs of $509 million. The 34% increase in purchased transportation costs was primarily due to increased rail costs, increased fuel costs, higher brokerage volume, higher third-party carrier costs, and increased repositioning costs. Equipment and driver related costs increased 16% in 2022 primarily due to higher driver wages and increased equipment depreciation expense, increased repairs and maintenance expense, and increased usage of our internal drayage resources to 52% of total drayage moves in 2022 from 51% in 2021.

Gross Margin

Gross margin increased 77% to $685 million in 2022 from $387 million in 2021. The $298 million gross margin increase was the result of increases in all lines of business lines. Gross margin as a percentage of revenue increased to 16.9% in 2022 from 13.0% in 2021. ITS gross margin increased compared to the prior year primarily due to a 36% increase in intermodal revenue per load, partially offset by increased purchased transportation costs. ITS gross margin as a percentage of revenue increased 540 basis points. Truck brokerage gross margin increased primarily due to the Choptank acquisition and growth in revenue in our existing operations, partially offset by the impact of higher purchased transportation costs. Truck brokerage gross margin as a percentage of revenue declined 130 basis points. Logistics gross margin increased primarily due to growth with existing customers, new business onboardings, and yield management initiatives and the TAGG acquisition, partially offset by higher warehousing and transportation costs. Logistics gross margin as a percentage of revenue expanded by 330 basis points.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits expense increased to $202 million in 2022 from $177 million in 2021.

As a percentage of revenue, Hub’s salaries and benefits decreased to 5.0% in 2022 from 5.9% in 2021.

The increase of $25 million was primarily due to the additions of TAGG and Choptank and increases in employee bonuses of $4 million, partially offset by reductions in salary expense of $4 million and restricted stock expense of $2 million, related to a reduction in headcount, which does not include the additions of TAGG and Choptank.

General and Administrative

General and administrative expense increased to $78 million in 2022 from $63 million in 2021.

These expenses, as a percentage of revenue, decreased to 1.9% in 2022 from 2.1% in 2021.

The increase of $15 million was primarily due to the additions of TAGG and Choptank as well as increases in legal expense for related claims, higher use tax expense, the impairment write-off of a leased asset and higher outside services expense, partially offset by higher gains recognized from the sale of equipment of $12 million in 2022.

Depreciation and Amortization

Depreciation and amortization expense increased to $34 million in 2022 from $26 million in 2021

This increase was related primarily to the amortization of intangibles related to the additions of TAGG and Choptank as well as increases in depreciation related to our new building and capitalized technology.

This expense as a percentage of revenue remained consistent at 0.9% in both 2022 and 2021.

Other Expense

Other expense remained consistent at $6 million in both 2022 and in 2021.

Provision for Income Taxes

The provision for income taxes increased to $87 million in 2022 from $28 million in 2021 due to significantly higher pre-tax income in 2022.

We provided for income taxes using an effective rate of 23.9% in 2022 and an effective rate of 24.2% in 2021.

The lower effective tax rate in 2022 was the result of the favorable impact of discrete adjustments related to new state tax legislation in 2022. We expect our effective tax rate for the full year of 2022 to be between 23.5% and 24.5%.

Net Income

Net income increased to $278 million in 2022 from $87 million in 2021 due primarily to increases in revenue and gross margin, partially offset by higher operating costs and expenses and higher income tax expense.

.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of September 30, 2022, we had $212 million of cash and $17 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. In prior years, we have funded our business acquisitions from cash on hand. Payments for our other investing activities, such as the construction of our office buildings and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities including the purchase of treasury stock has been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the nine months ended September 30, 2022 was $350 million, which resulted primarily from net income of $278 million plus non-cash charges of $109 million, partially offset by changes in operating assets and liabilities of $37 million.

Cash provided by operating activities totaled $350 million in 2022 compared to $178 million in 2021. The $172 million increase in cash flow was primarily due to an increase in net income of $191 million and an increase in non-cash charges of $20 million, partially offset by decreases in the change in assets and liabilities of $39 million.

Net cash used in investing activities for the nine months ended September 30, 2022 was $226 million which included capital expenditures of $158 million and cash used in acquisitions of $103 million, partially offset by proceeds from the sale of equipment of $34 million. Capital expenditures of $158 million related primarily to containers of $73 million, tractors of $48 million, technology investments of $19 million and building and furniture spend for our corporate headquarters of $18 million.

Capital expenditures increased by approximately $74 million in 2022 as compared to 2021. The 2022 increase was due to increases in container purchases of $38 million, tractor purchases of $20 million, spend on our corporate headquarters of $13 million and technology investments of $6 million. These increases were partially offset by less purchases of other transportation equipment of $3 million in 2022.

In 2022, we estimate capital expenditures will range from $240 million to $250 million. We expect transportation equipment purchases to range from $210 million to $220 million and building and technology investments will range from $30 million to $35 million. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in financing activities for the nine months ended September 30, 2022 was $72 million which includes proceeds from the issuance of debt of $127 million, offset by the repayments of long-term debt of $82 million, cash used for the purchase of treasury stock of $75 million, cash used for the purchase of treasury stock from related party of $35 million, cash used for stock tendered for payments of withholding taxes of $6 million and finance lease payments of $2 million. Debt incurred in 2022 was used to fund the purchase of transportation equipment.

The $54 million increase in cash used in financing activities for 2022 versus 2021 was primarily due to the increase in the purchase of treasury stock of $75 million, the purchase of treasury stock from a related party of $35 million and cash paid for stock related to employee withholding taxes of $2 million, partially offset by the increase in proceeds from the issuance of debt of $56 million as well as decreases in repayments of long-term debt and finance lease payments of $1 million each.

In 2022, we expect our cash paid for income taxes to be significantly more than in 2021 due to significantly higher pre-tax income in 2022. We expect our cash paid for taxes to be slightly less than our income tax expense in 2022 due to net favorable timing differences related to depreciation and the sale of equipment.

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act allowed us to defer $11.3 million of 2020 payroll taxes until future years. Half of those payroll taxes were remitted in December 2021 and the other half will be remitted in December 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into U.S. law. Under this law, there is a new 15% corporate minimum tax, which will not have an impact on the Company. In addition, beginning after December 31, 2022 there will be a 1% excise tax on certain share repurchases, which is not expected to have a material impact on the Company’s Consolidated Financial Statements. There are other aspects within this new law that the Company is evaluating but none are expected to have a material impact on the Company’s Consolidated Financial Statements.

See Note 6 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2022 and 2023. As of September 30, 2022 and December 31, 2021, our letters of credit were $42 million and $41 million, respectively.

As of September 30, 2022, and December 31, 2021, we had no borrowings under the Credit Agreement and our unused and available borrowings were $308 million and $309 million, respectively. We were in compliance with our debt covenants as of September 30, 2022 and December 31, 2021.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of September 30, 2022 from that presented in our 202110-K.

Item 4. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures. As of September 30, 2022, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 22, 2022, we completed the acquisition of TAGG. We are currently integrating processes, employees, technologies and operations. Management will continue to evaluate our internal controls over financial reporting as we complete our integration.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In May 2019, our Board of Directors (the “Board”) authorized the purchase of up to $100 million of our Class A Common Stock pursuant to a share repurchase program (the “2019 Program”). Under the 2019 Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

Approximately $75 million of capacity remained available under the 2019 Program before giving effect to the Agreement as discussed in Note 8 of the Consolidated Financial Statements, which reduced availability thereunder. In connection with the Agreement discussed in Note 8 of the Consolidated Financial Statements, the Board approved an amendment to increase capacity under the 2019 Program so that $75 million shares of Class A Common Stock remained authorized for repurchase. We purchased 1,375,618 shares under this authorization during the first nine months of 2022 while no purchases were made during the first nine months of 2021. As of September 30, 2022, the full $75 million authorized under the 2019 Program had been purchased.

In October 2022, the Board authorized the purchase of up to $200 million of our Class A Common Stock pursuant to a share repurchase program (the “2022 Program”). Under the 2022 Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be modified, suspended, or discontinued at any time.

We purchased 892 shares for $0.1 million during the third quarter of 2022 and 968 shares for $0.1 million during the third quarter of 2021 related to employee withholding upon vesting of restricted stock. The table below provides information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the third quarter of 2022:

				Approximate Dollar Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
7/1/2022 - 7/31/2022	769	$71.17	-	$75,002
8/1/2022 - 8/31/2022	835,877	$82.67	835,849	$40,667
9/1/2022 - 9/30/2022	539,864	$75.34	539,769	$-
Total	1,376,510	$79.79	1,375,618	$-

Item 6. Exhibits

The exhibits included as part of this Form 10-Q are set forth in the Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Common Stock Exchange and Repurchase Agreement, dated August 8, 2022 (incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K dated and filed on August 9, 2022).

10.2	DPY Stockholders’ Agreement, dated August 8, 2022 (incorporated by reference to Exhibit 10.1 to Registrant’s report on Form 8-K dated and filed on August 9, 2022).

31.1	Certification of David P. Yeager, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Geoffrey F. DeMartino, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of David P. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.

101

Interactive data files for Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Stockholders’ Equity; (iv) the Unaudited Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements. XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (formatted in Inline XBRL and included in Exhibit 101).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	November 4, 2022	/s/ Geoffrey F. DeMartino
Geoffrey F. DeMartino
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief Accounting
Officer
(Principal Accounting Officer)