Form 10-K
period 2022-12-31
Hub Group, Inc.
filed 2023-02-24
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-27754

HUB GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4007085
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2001 Hub Group Way Oak Brook, IL 60523
(Address, including zip code of principal executive offices)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2022, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $70.94 per share, was $2,339,469,039.

On February 17, 2023, the Registrant had 32,804,695 outstanding shares of Class A Common Stock, par value $.01 per share, and 574,903 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2023 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “hopes,” “believes,” “intends,” “targets,” “estimates,” “anticipates,” “predicts,” “projects,” “potential,” “may,” “could,” “might,” “should,” and variations of these words and similar expressions are intended to identify these forward-looking statements. In particular, information appearing under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are neither historical facts nor assurance of future performance. Instead, they are based on our beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of extraordinary events or circumstances such as the coronavirus (COVID-19) pandemic, and their impact on our customers’ or suppliers' businesses and workforce levels, disruptions of our business and operations, or the operations of our customers and suppliers.

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. All forward-looking statements made by us in this report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Items 1A “Risk Factors,” include the following, each of which may be affected, either individually, or in the aggregate, by the effect of the ongoing COVID-19 pandemic, including outbreaks or variants of the virus, as well as any future government actions taken in response to the pandemic, including on our business operations, as well as its impact on general economic and financial market conditions and on our customers, counterparties, employees and third-party service providers:

•
the degree and rate of market growth in the transportation and logistics markets served by us;
•
any impacts on consumer sentiment and demand for our customers’ goods and services resulting from a recession or rising inflation rates, increasing commodities prices including gasoline, rising interest rates, and geopolitical events (and governmental responses thereto, including tariffs, tax incentives, sanctions and embargoes);
•
deterioration in our relationships, service conditions or provision of equipment with railroads or adverse changes to the railroads’ operating rules;
•
inability to recruit and retain company drivers, warehouse employees and owner-operators;
•
inability to hire or retain management and other employees who are critical to our continued success;
•
the impact of competitive pressures in the marketplace, including, for example, entry of new competitors including digital freight matching companies, direct marketing efforts by the railroads, marketing efforts of asset-based carriers, or innovative new services resulting in lower emissions;
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
•
labor unrest or shortages in the rail, drayage, trucking, warehousing or port sectors;
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
•
the effects of pandemics, including disruptions to global manufacturing and demand for transportation services resulting from government restrictions particularly related to China;
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

We employ sales and marketing representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor the transportation and logistics services we provide to them. Our top 50 customers represent approximately 63% of revenue for the year ended December 31, 2022 while one customer accounted for more than 10% of our annual revenue.

Our business is seasonal to the extent that certain customer groups, such as retail, are seasonal. A significant portion of our revenue and earnings is related to the provision of services to customers who serve consumer end markets in North America. As such our business generally experiences a higher level of demand during the time leading up to the December holidays, as our customers seek to build their inventories by moving their goods into distribution centers (both their own, as well as locations that we operate) and retail store locations in the second half of the calendar year.

The transportation and logistics services industry is highly competitive. We compete against intermodal providers, logistics companies, third-party brokers, trucking carriers, transportation management providers, warehousing providers and railroads that market their own services. Competition is based primarily on rates charged for services provided, quality of service, reliability, transit time and scope of operations. Several transportation and logistics services providers and trucking companies, and all of the major railroads, may have substantially greater financial and other resources than we do.

Our service offering facilitates our customers’ desires for energy-efficient transportation and logistics solutions and assists in meeting their objectives to reduce their environmental footprint. Our intermodal service is significantly more fuel efficient as compared to trucking transportation, and we continually seek opportunities to convert our customers’ transportation needs from trucking to intermodal. In addition, our logistics offering includes shipment consolidation and network optimization services that seek to maximize the amount of freight carried per mile which reduces fuel consumption. One of the objectives of our investment strategy is to replace older model tractors with newer, more energy-efficient equipment. We also evaluate new technologies such as electric-powered tractors that offer attractive environmental benefits to us and our customers. Our GPS-enabled container fleet allows for our truck drivers and third-party carriers to efficiently locate our containers without driving wasted miles. We are an Environmental Protection Agency (EPA) SmartWay® Transport Partner, having been awarded the EPA’s SmartWay® Excellence Award nine times since 2008. Our headquarter buildings in Oak Brook, IL are certified as “Gold” by the Leadership in Energy and Environmental Design (LEED®) organization. Please see the Investors section of our website (https://investors.hubgroup.com/) for additional information on our environmental, social and governance attributes.

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

We are committed to investing in technology to facilitate the growth of our business while enabling efficiency in our operations. Our digital strategy leverages advanced technology for our core operating systems, while we invest in emerging technologies to achieve our business goals and enable innovative solutions for our stakeholders, which include customers, drivers, vendors and employees. Consistent with our strategy of acquiring companies that strengthen our offering to our customers, in 2022 we achieved system integration of Choptank and TAGG into our tech landscape which enabled cross-selling of our brokerage and fulfillment services for our expended customer base. We continue to make significant investment in refreshing critical technology for key functions including customer management, pricing, and order to cash processes, while enabling advanced technologies for data mining and trend analysis.

We carry commercial general liability insurance subject to a policy aggregate limit, and trucker’s automobile liability insurance with a limit per occurrence. Additionally, we have an umbrella excess liability policy and maintain motor truck cargo liability insurance. We contract with various third-party insurers to manage our business and operational risks and expenses.

Development of the Business

We have been a leader in the intermodal industry since our business was founded in 1971. Today we generate over $5 billion in annual revenue, having grown through the addition of new customers, through cross-selling our services to our customer base, by investing in equipment such as containers and tractors, by developing new service offerings, and through the acquisitions of new business lines. For example, over the past several years we have invested in a fleet of refrigerated intermodal containers that represents a new service line which we marketed to our existing customer base.

We regularly evaluate acquisition and divesture transactions as a component of our strategy to enhance our core business lines and diversify our service offerings. Our recent strategic transactions include the following:

TAGG Acquisition. On August 22, 2022, we acquired 100% of the equity interests of TAGG Logistics, LLC (“TAGG”). The acquisition expanded our presence in the consolidation and fulfillment space and added a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition added scale to our logistics service line and has enabled cross-selling opportunities. The financial results of TAGG, since the date of acquisition, are primarily included in our logistics line of business.

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

Services Provided

As part of our profit improvement initiatives, we have focused on realizing efficiencies between our drayage trucking operation (which supports our intermodal service) and our dedicated trucking operation, including through the sharing of equipment and drivers, and by leveraging a combined set of driver support services including driver recruiting, asset management and safety functions. As a result, beginning in first quarter of 2022, we report revenue for these operations under the “Intermodal and Transportation Solutions” line of business. We operate the following lines of business:

Intermodal and transportation solutions. Our intermodal and transportation solutions line of business offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. Our service offering is well positioned to assist our customers in reducing their transportation spend and achieving their carbon emissions objectives. As an intermodal provider, we arrange for the movement of our customers’ freight in one of our containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services (referred to as “drayage”) between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our predictive track and trace technology monitors the shipment to ensure that it arrives as scheduled and provides notification to our customer service personnel if there are service delays. As of December 31, 2022, we owned approximately 48,000 dry, 53-foot containers and 750 refrigerated 53-foot containers. We also exclusively leased approximately 225 dry, 53-foot containers.

As of December 31, 2022, our trucking transportation operation consisted of approximately 2,300 tractors, 3,000 employee drivers and 4,600 trailers. We also contract for services with approximately 750 independent owner-operators who supply their own equipment and operate under our regulatory authority. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

During 2022, approximately 55% of Hub’s drayage needs were provided by our own drivers and tractors, or by owner operators with whom we contracted. As of December 31, 2022, we operated trucking terminals at 26 locations throughout the United States, with locations in many large metropolitan areas.

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

In a typical truck brokerage transaction, the customer places an order with us for trucking transportation. We identify a third-party trucking carrier to handle the load and coordinate a delivery appointment. Once we receive confirmation that the freight has been picked up, we monitor the movement of the shipment until it reaches its destination and the delivery has been confirmed.

We offer a full range of trucking transportation services, including dry van, expedited, less-than-truckload, refrigerated and flatbed. We substantially increased the size of our brokerage service line and increased our refrigerated transportation capabilities through the acquisition of Choptank in October 2021.

Logistics. Our logistics business offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, and shipment visibility. We offer multi-modal transportation services including full truckload, LTL, intermodal, final mile, railcar, small parcel and international transportation. We leverage proprietary technology along with collaborative relationships with third-party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our intermodal and truck brokerage service lines.

Our logistics offering also includes warehousing, fulfillment, cross-docking and consolidation services. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. Our business operates or has access to approximately 9.5 million square feet of warehousing and cross-dock space across North America, to which our customers ship their goods to be stored and distributed to destinations including residences, retail stores and other commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

In August 2022, we acquired TAGG which enhanced our presence in the consolidation and fulfillment space and added a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition added scale to our logistics service line and has resulted in cross-selling opportunities.

In December 2020, we acquired NSD which added residential final mile transportation services to our logistics offering. Our final mile services include warehousing, product assembly, inbound transportation to warehouses, delivery of goods to residential locations, and reverse logistics services. Customers for our final mile services include retailers and consumer goods companies. We contract with nearly 200 vendors across the United States who provide warehousing and transportation to support our final mile offering.

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

Approximately 55% of our drayage services are provided by our fleet. We contract with approximately 750 owner-operators who supply their own equipment and operate under our regulatory authority. We also procure drayage services from third parties, and we believe we are one of the largest purchasers of drayage transportation in the United States.

Our brokerage and logistics business lines are significant purchasers of truckload and less-than-truckload transportation from third- parties. We contract with a large number of trucking companies that we use to provide these transportation services. Our relationships with these trucking companies are important since these relationships determine pricing, load coverage and service that we provide to our customers.

We have relationships with several national and local operators of warehouses and cross-dock facilities who provide a range of services to us including storage, product handling and related activities. We also operate our own warehouse locations which are leased from third-party landlords. Our final mile operation contracts with nearly 200 vendors across the United States who provide warehousing and delivery services.

We require all of our trucking vendors to carry truckman’s auto liability insurance and cargo insurance. Railroads, which are self-insured, provide limited cargo protection. To cover freight loss or damage when a carrier’s liability cannot be established or a carrier’s insurance is insufficient to cover the claim, we carry our own cargo insurance. We also carry general liability insurance with a companion umbrella policy on this general liability insurance. We maintain separate insurance policies to cover potential exposure from our company-owned drayage and dedicated operations.

Government Regulations

The Company and several of our subsidiaries are licensed by the United States Department of Transportation (“DOT”) as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that we perform truck brokerage services, we do so under these licenses. The DOT prescribes qualifications for acting in this capacity. Our trucking subsidiaries operate under DOT motor carrier authority. We are licensed by the United States Federal Maritime Commissions (“FMC”) as an Ocean Transportation Intermediary authorized to provide ocean freight forwarding and non-vessel operating common carrier services, which are regulated by the FMC. Our business is also subject to requirements published by the United States Food and Drug Administration under the Food Safety Modernization Act regarding the use of sanitary transportation practices to ensure the safety of food transported by motor vehicle and rail. To date, compliance with these regulations and licensing requirements has not had a material adverse effect on our capital expenditures, earnings or competitive position.

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

Custom-Trade Partnership Against Terrorism

One of our subsidiaries achieved Custom-Trade Partnership Against Terrorism (“C-TPAT”) certification in 2013 and have maintained it since then. C-TPAT is a voluntary supply chain security program led by United States Customs and Border Protection focused on improving the security of private companies’ supply chains. Companies who achieve C-TPAT certification must have a documented process for determining and alleviating risks throughout their international supply chain. This certification allows us to be considered low risk, resulting in expedited processing of our customers’ cargo, including fewer customs examinations.

Human Capital

Hub conducts business with and provides services to customers through a combination of office employees, driver employees and warehouse employees. We also contract with independent contractors and with staffing firms who provide personnel who provide their services in our warehouse operations. As of December 31, 2022, Hub had approximately 5,900 employees, which included approximately 3,000 drivers and 700 warehouse employees. In addition, as of December 31, 2022, we contracted with approximately 750 independent contractor drivers and had approximately 400 contractors working in our warehouse locations. We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

Hub’s success depends in part on our ability to attract and retain skilled staff members, drivers and warehouse employees. Our executive management team receives regular updates regarding headcount changes, turnover rates, hiring rates, manager training and employee satisfaction. We invest in the development of our employees through our Hub University learning management system, which provides access to a variety of e-learning courses and modules to further develop job skills, increase knowledge of our business, and promote adherence to safety and compliance procedures. We seek to offer a competitive compensation package, which may include incentive compensation elements, as well as an attractive package of employee benefits. We are committed to employee engagement and an inclusive culture that values and respects every employee.

Hub strives to create a culture of accountability, safety and teamwork. We set annual performance goals for our operations teams relative to collisions and injuries and track performance monthly to ensure accountability. Further, we provide company-wide recognition on a monthly basis for employees who are nominated for performance that demonstrates our guiding principles of winning together, innovating with purpose and acting with integrity.

Information About Our Executive Officers

There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected.

The table sets forth certain information as of February 1, 2023 with respect to each person who is an executive officer of the Company.

Name	Age	Position
David P. Yeager	69	Executive Chairman of the Board of Directors
Phillip D. Yeager	35	President and Chief Executive Officer
Brian D. Alexander	43	Executive Vice President and Chief Operating Officer
Geoffrey F. DeMartino	45	Executive Vice President, Chief Financial Officer and Treasurer
Kevin W. Beth	48	Executive Vice President and Chief Accounting Officer
Dhruv Bansal	47	Executive Vice President and Chief Information Officer
Michele L. McDermott	52	Executive Vice President and Chief Human Resources Officer
Thomas P. LaFrance	61	Executive Vice President, General Counsel and Corporate Secretary

David P. Yeager has served as the Executive Chairman of our Board of Directors since January 2023. Mr. Yeager previously served as Chairman of the Board between November 2008 and December 2022 and as Chief Executive Officer between March 1995 and December 2022. From March 1995 through November 2008, Mr. Yeager served as Vice Chairman of the Board. From October 1985 through December 1991, Mr. Yeager was President of Hub City Terminals (Hub Chicago). From 1983 to October 1985, he served as Vice President, Marketing of Hub Chicago. Mr. Yeager founded our St. Louis office in 1980 and served as its President from 1980 to 1983. Mr. Yeager founded our Pittsburgh office in 1975 and served as its President from 1975 to 1977. Mr. Yeager received a Masters of Business Administration degree from the University of Chicago Booth School of Business and a Bachelor of Arts degree from the University of Dayton. Mr. Yeager is the father of Phillip D. Yeager.

Phillip D. Yeager became our President and Chief Executive Officer on January 1, 2023. Prior to this appointment, Mr. Yeager served as President and Chief Operating Officer since July 2019, and as Chief Commercial Officer overseeing Intermodal and Truck Brokerage operations as well as sales, pricing, solutions and account management since January 2018. Mr. Yeager formerly held the role of Executive Vice President, Account Management and Intermodal Operations since January 2016 after serving as Vice President of Account Management and Business Development from February 2014 to January 2016. Mr. Yeager joined the Company in 2011 as the Director of Strategy and Acquisitions. Prior to joining the Company, Mr. Yeager served as Assistant Vice President of Commercial Banking at BMO Harris Bank, and as an investment banking analyst for Lazard Freres & Co. Mr. Yeager earned his Bachelor of Arts degree from Trinity College and a Master of Business Administration degree from the University of Chicago Booth School of Business. Mr. Yeager is the son of David P. Yeager.

Brian D. Alexander became our Executive Vice President and Chief Operating Officer on January 1, 2023. Mr. Alexander previously served as Executive Vice President, Logistics between September 2015 and December 2022. Before being named Executive Vice President, Mr. Alexander served as Vice President of Operations of Logistics from December 2010 to September 2015 and was responsible for the operational execution and excellence for manufacturing, retail and consumer packaged goods clients. Prior to that, Mr. Alexander was Senior Director of Strategic Accounts, where he had a ten-year history of managing and directing continuous improvement initiatives for key accounts. Mr. Alexander earned a Bachelor of Business Administration degree from Marquette University and Masters of Business Administration degree from Cardinal Stritch University.

Geoffrey F. DeMartino has served as Executive Vice President, Chief Financial Officer and Treasurer since July 2020. In this role Mr. DeMartino has responsibility for our financial reporting, financial operations, investor relations, debt and equity financing, and corporate development activities. Mr. DeMartino joined the Company in 2016 as Vice President, Corporate Development and Strategy and led our acquisition and divestiture activities. Prior to joining the Company he spent over 15 years in various financial roles, including corporate development and investment banking. Mr. DeMartino received a Bachelor’s degree in Economics from Northwestern University.

Kevin W. Beth has served as Executive Vice President and Chief Accounting Officer since July 2020. Mr. Beth joined the Company in October 2003 as Corporate Controller and served as Controller and Assistant Treasurer beginning in March 2007. He has been instrumental in transforming the Company’s financial systems and leading the accounting organization through the integration of acquisitions, divestures, and implementation of accounting standards. Mr. Beth is a Certified Public Accountant and held various auditing and corporate accounting positions prior to joining the Company. Mr. Beth received a Bachelor of Science degree in Accounting from the University of Illinois.

Dhruv Bansal was named Executive Vice President and Chief Information Officer in March 2022. Previously, Mr. Bansal served as Senior Vice President of Application Development and was responsible for the development, configuration, and delivery of Hub’s software as well as the product development strategy, architecture, and technical solutions. Mr. Bansal has spent over 20 years in engineering and product development roles. Before joining Hub in 2020, Mr. Bansal served as Vice President Transport IT Solutions for XPO Logistics, Inc. where he led IT for multiple North American transportation business units and was Vice President, Product Development at E2Open, a developer of a SaaS-based supply-chain management platform. Mr. Bansal earned a Master of Business Administration degree from the Indian Institute of Management in Ahmedabad, India and a Bachelor’s degree in Engineering from V.J.T.I. in Bombay, India.

Michele L. McDermott joined the Company in August 2019 as our Executive Vice President and Chief Human Resources Officer (“CHRO”). Ms. McDermott has nearly 25 years of experience in human resources and, prior to joining the Company, served as Senior Vice President of Human Resources at Assurance Agency, an insurance brokerage, from October 2015 through July 2019 and in a variety of executive roles at National Express Corporation prior to her employment with Assurance Agency. As CHRO, Ms. McDermott is responsible for developing the Company’s employees, managing diverse workforces and implementing strategic plans for benefits, safety programs and technology systems. Ms. McDermott earned a Bachelor of Science in Business Administration from Lewis University and a Master of Business Administration, Operations and Finance from DePaul University’s Kellstadt Graduate School of Business. Ms. McDermott is a Society for Human Resources Management Senior Certified Professional and has received her Senior Professional in Human Resources certification from the HR Certification Institute.

Thomas P. LaFrance joined the Company as Executive Vice President, General Counsel and Corporate Secretary in August 2021. In this role, Mr. LaFrance leads the Company’s legal, compliance and governance efforts. Mr. LaFrance has over 30 years of global legal experience in multiple sectors, including having served as general counsel of General Electric Company's transportation and security technology divisions, as well as senior legal roles at Wabtec Corporation, National Grid plc and United Technologies Corporation. Earlier in his career, Mr. LaFrance was a partner at the law firm Goodwin Proctor. Mr. LaFrance graduated with a Bachelor of Arts degree in Economics from Boston College and received his J.D. from Georgetown University Law Center.

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

We derived 62% of our revenue from our intermodal services in 2022, 63% in 2021 and 66% in 2020. As a result, any decrease in demand for intermodal transportation services could have a material adverse effect on our results of operations.

Our 10 largest customers accounted for approximately 43% of our total revenue in 2022, 42% in 2021 and 46% in 2020. In each of the years ended December 31, 2022, 2021 and 2020, one customer accounted for more than 10% of our annual revenue. While our dedicated and logistics businesses may involve long-term customer contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our largest customers could have a material adverse effect on our revenue and business. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so.

Because we depend on railroads for our operations, our operating results and financial condition are likely to be adversely affected by any increase in rates, reduction or deterioration in rail service or change in the railroads’ reliance on us to market their intermodal transportation services.

We depend on major railroads in North America for the intermodal services we provide. In many regions, rail service is provided by one or a limited number of railroads. We primarily rely on contractual relationships with two railroads to support our intermodal business. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to materially adversely affect our ability to provide intermodal transportation services to some of our customers. Rate increases to our customers may reduce the attractiveness of intermodal transportation compared to truck or other transportation modes, which could cause a decrease in demand for our services. Further, our ability to continue to expand our intermodal transportation business is dependent upon the railroads’ ability to increase capacity for intermodal freight and provide consistent and reliable service. Our business has, at times, been adversely affected by situations impacting one or more railroads, including labor shortages, slowdowns or stoppages, adverse weather conditions, changes to rail operations, or other factors that hinder the railroads’ ability to provide reliable transportation services and these situations may occur again in the future. To date, our primary railroad providers have chosen to rely on us and other intermodal competitors to market their intermodal services rather than fully developing their own marketing capabilities. If one or more of the major railroads reduced their dependence on us or decreased the capacity that they made available to us, including by servicing additional intermodal marketing companies, the volume of intermodal shipments we arrange would likely decline, which could have a material adverse effect on our results of operations and financial condition.

Our ability to expand our business or maintain our profitability is adversely affected by a shortage of drivers and capacity.

We derive significant revenue from our transportation services and depend on qualified drivers to provide these services. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcements under the Federal Motor Carrier Safety Administration (“FMCSA”) Compliance, Safety, Accountability program or other programs may shrink the industry’s pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. Driver shortages and reliance on third-party companies for the operation of our services has, and in the future could, adversely affect our profitability and limit our ability to expand our business or retain customers. Most drayage, truckload, final mile, and certain less-than-truckload companies operate relatively small fleets and have limited access to capital for fleet expansion. Particularly during recent and future periods of economic expansion, it is difficult for our trucking operations and third-party trucking companies, to expand their fleets due to chronic driver shortages. Driver shortages have resulted in increases to drivers’ compensation that we may be unable to fully pass on to our customers and have left trucks sitting idle and created difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

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
•
our inability to compete with new entrants in the transportation and logistics market that may offer similar services at lower cost or have greater technological capabilities, including capabilities offering lower greenhouse gas (“GHG”) emissions with competitive pricing;
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

Our customers’ and suppliers’ businesses may be negatively affected by various economic and other factors such as recessions, downturns in the economy, global uncertainty and instability, the effects of pandemics, the effects of climate change, changes in United States social, political, and regulatory conditions and/or a disruption of financial markets, which may decrease demand for our services or increase our costs.

Our primary business is to transport, and arrange for the transport of, goods and, as a result, our business levels are directly tied to the purchase and production of goods and the rate of growth or decline in domestic and global trade, which are key macroeconomic measurements influenced by, among other things, inflation and deflation, supply chain disruptions, interest rates and currency exchange rates, labor costs and unemployment levels, regulatory initiatives and other government activity, fuel and energy prices, public health crises, inventory levels, buying patterns and disposable income, debt levels, and credit and capital availability. When companies purchase and produce fewer goods, we transport and arrange for the transport of fewer goods. Any broad decline in the activity of our customers could result in a decline in our revenue and our ability to maintain our profitability unless we are able to continue growing our business and replace such declining customer demand with new customers and demand.

In general, while we endeavor to prepare for changes in macroeconomic conditions, we have limited ability to foresee macroeconomic changes, including the drivers influencing such changes. Nonetheless, we believe certain trends will likely affect the economy, and by extension our business, in the near and long term. Among these are, uncertainty and instability in the global or domestic economy, geopolitical events, and any other action that governments may take to withdraw from or materially modify international trade arrangements or decrease economic production, consumption and inflation. Significant weather events or patterns, which may become more frequent or common as a result of climate-change, could also affect market conditions in ways that we cannot foresee and impact the volume or health of our customers’ business or our suppliers’ ability to provide us with goods or services. The United States government and foreign governments may take other actions that may impact the purchase and production of goods, including imposing tariffs or other regulations on certain goods shipped by our customers, that may increase costs for goods transported globally and reduce end-user demand for these products. Demand for, or production of, goods could also decline due to capital constraints, increased interest rates, and non-trade related regulatory actions such as regulations to address climate change

Customers encountering adverse economic or other conditions may be unable to obtain additional financing or financing under acceptable terms. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise, customers may select competitors that offer lower rates in an attempt to lower their costs and we might be forced to lower our rates or lose freight volumes.

Our suppliers’ business levels also may be negatively affected by adverse economic and other conditions, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, capital expenditures to update our tractor fleet to meet climate change-focused regulatory requirements or market demands for lower emission equipment, increases in wage rates, fuel prices, interest rates, taxes, tolls, license and registration fees, insurance, equipment and healthcare for our employees.

Our business could be adversely affected by strikes or work stoppages by truck drivers, warehouse employees, port employees and railroad employees, or the decision of our employees to unionize.

There may be labor unrest, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, such as warehousing and ports. We could lose business due to any significant work stoppage or slowdown and, if labor unrest results in increased rates for transportation providers, we may not be able to pass these cost increases on to our customers. Strikes, work slowdowns, or labor shortages among longshoremen and other workers at ports may result in reduced activity at the ports for a time, creating an impact on the transportation industry. Work stoppages occurring among owner-operators in a specific market have increased our operating costs periodically in the past. Strikes, work slowdowns, or labor shortages among railroad employees in the United States, Canada or anywhere else that our customers’ freight travels by railroad would impact our operations. Any significant work stoppage, slowdown or other disruption, including disruption due to restrictions imposed as a result of a pandemic, involving port employees, railroad employees, warehouse employees or truck drivers could adversely affect our business and results of operations.

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

Transportation and warehouse costs represented 83% of our consolidated revenue in 2022, 86% in 2021 and 88% in 2020. Because transportation and warehouse costs represent such a significant portion of our costs, any increases in the operating costs of railroads, warehouse vendors, and other transportation providers can be expected to result in higher rates that we pay to such providers. Transportation costs may increase if we are unable to contract with owner-operators or recruit Company employee drivers as this may increase the costs we pay for drivers or force us to use more expensive purchased transportation. Any inability to pass cost increases to our customers is likely to have a significant adverse effect on our gross margin and operating income and cash flows.

Our business depends on the availability of fuel. Fuel availability and cost are affected by natural or man-made disasters, adverse weather conditions, political events, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, government actions including climate change regulations, terrorist activities, armed conflict and world supply and demand imbalance. We do not maintain fuel storage and pumping stations at all of our facilities. Therefore, a disruption in the global fuel supply resulting from factors outside of our control, that increases the demand for fuel traditionally used by trucks, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Fuel costs can be very volatile and fuel price fluctuations occur due to factors outside our control. Significant increase in fuel prices or fuel taxes that we are unable to offset by any fuel surcharges or freight rate increases could have an adverse impact on our business operations. We have a fuel surcharge program in place with many of our customers that typically allows us to recover the costs associated with volatile fuel prices. Our inability to time the fuel surcharges billed to customers with the change in fuel costs could affect our operations. Rapid increases in fuel costs could also have a material adverse effect on our operations or future profitability.

Additionally, proposed and potential new legislation intended to encourage the adoption of alternative fuel technologies, including electric vehicles (“EVs”), as well as potential customer demand driven by similar legislation and market-driven expectations, could accelerate or expand our plans for a transition to EVs. The Company has piloted the use of EVs but has no immediate plans for a broad transition to EVs. The Company’s broader usage of EVs will depend on several factors including availability of EVs, access to charging infrastructure, consistent availability of electrical supply, and availability of tax incentives to mitigate the required capital expenditures for EV fleet purchases, charging, maintenance, replenishment and expansion. If legislative or market forces require the accelerated deployment of EVs before other cost and operational factors are adequately addressed, then such transition could have a material adverse effect on our operations and future profitability.

Extreme or unusual weather conditions can disrupt our operations, impact freight volumes, and increase our costs, all of which could have a material adverse effect on our business results.

Our operations are affected by external factors such as severe weather and other natural occurrences, which may increase in frequency and severity due to climate change, that adversely impact operating locations where we have vehicles, warehouses and other facilities. These events may disrupt fuel supplies, increase fuel costs, affect the performance of our vehicles, disrupt freight shipments or routes, restrict the availability of our workforce, affect regional economies, destroy our assets, interrupt our business, adversely affect the business or financial condition of our customers, or limit or interrupt the availability of goods or services from our suppliers. While we have been able to avoid or mitigate the impact of these events by, for example, re-routing our equipment or passing on increased costs associated with these events, we may not be able to do so in the future. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. Such insurance may not be sufficient to cover all of our damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of service, we may not be able to mitigate a significant interruption in operations.

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

We are partially self-insured for vehicle liability and workers’ compensation claims. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed and comply with generally accepted accounting principles and other accounting and finance best practices, any projection of losses concerning workers’ compensation and vehicle liability is subject to a considerable degree of variability. The causes of this variability include litigation trends, changes in medical costs, claim settlement patterns and fluctuations in the frequency or severity of accidents. If actual losses incurred are greater than those anticipated, our self-insurance reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss in excess of our self-insured limits, the loss and attendant expenses may be covered by traditional insurance and excess insurance the Company has in place, but if not covered or above such coverages, losses could harm our business, financial condition or results of operations.

We also are exposed to various other types of claims, including cargo loss and damage, property damage, and personal injury. We maintain insurance coverage with third-party insurance carriers for these types of claims as well as for other business and operational risks (including cybersecurity, data privacy, directors & officers), but we assume a significant portion of the risk associated with these claims due to high self-insured retention (“SIR”) and deductibles. Our operating results could be adversely affected if any of the following were to occur: (i) the number or the severity of claims increases; (ii) we are required to accrue or pay additional amounts because claims prove to be more severe than our original assessment; or (iii) claims exceed our coverage amounts. If the number or severity of claims increases, our operating results could also be adversely affected if the cost to renew our insurance was increased when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher rates to our customers, our earnings could be materially and adversely affected. In addition, insurance companies generally require us to collateralize our SIR or deductible levels. At December 31, 2022, we had insurance-related letters of credit totaling $42.7 million. If these collateralization requirements increase, our borrowing capacity could be adversely affected.

Our business, financial condition, and results of operations have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.

The global outbreak of COVID-19 and variants of the virus continue to rapidly evolve. While business interruption due to COVID-19 began to abate during 2022, businesses have continued to be subject to intermittent closures and countries around the world have continued to sporadically limit travel. The extent to which COVID-19 may impact our business, financial condition or results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate impact of the disease on specific geographies, the duration of the outbreak, travel restrictions and social distancing, business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease.

The COVID-19 pandemic has resulted in significant adverse effects for our customers and suppliers, including, among others, those in the retail, travel, hospitality and food and beverage industries, which can result in volatility in customers’ need for our services or suppliers’ availability to provide products and services to us. Certain of our customers have been, and may in the future be, required to close or operate at a lower capacity. As such, there can be no assurance that any decrease in revenues or volume resulting from the COVID-19 pandemic will be offset by increased revenues or volume in the future.

Although certain COVID-19 restrictions have been relaxed, significant uncertainty remains as to the potential impact of the COVID-19 pandemic on our operations, and on the global economy as a whole. Further spread of the COVID-19 virus, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt economic activity generally and in the areas in which we operate. This could result in further decline in demand for our services, and could negatively affect, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

To the extent the COVID-19 pandemic adversely affects our business, financial condition or results of operations, it may also have the effect of heightening many of the other risks described in this Part I, Item 1A of this Form 10-K.

Technology and Cybersecurity Risks

If we fail to maintain and enhance our information technology systems, or if we fail to successfully implement new technology or enhancements, we may be at a competitive disadvantage and lose customers.

Technology is critical to our operations and our ability to compete effectively as a transportation and logistics provider. We expect our customers to continue to demand more sophisticated technology-driven solutions from their suppliers and we must enhance or replace our information technology systems in response. This may involve significant research and development costs, implementation costs and potential operational challenges. To keep pace with changing technologies and customer demand, we continue to make investments in our technology, as well as invest in emerging technology to further drive innovation and efficiency. Recent investments include implementing new order management, transportation management, warehouse automation, contract management and financial management processes and systems. Technology and new market entrants may also disrupt the way we and our competitors operate. As technology improves and new companies enter the freight brokerage sector, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity. We must continue to develop innovative emerging technologies to source, track and provide visibility to capacity to further improve customer outcomes.

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

It is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, ransomware and other cyber incidents in every potential circumstance that may arise. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties and/or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, biometric privacy, data security or other laws and regulations could result in claims, legal or regulatory proceedings, inquiries or investigations. To comply with this changing landscape, we may be required to further segregate our systems and operations, implement additional controls, or adopt new systems, all of which could increase the cost and complexity of our operations. In addition, our insurance intended to address costs associated with aspects of cyber incidents, network failures and privacy-related concerns, may not sufficiently cover all types of losses or claims that may arise.

Operational Risks

We depend on third parties for equipment and services essential to operate our business, and if we fail to secure sufficient equipment and services, we could lose customers and revenue.

We depend on third parties for transportation equipment, such as tractors, containers, chassis, and trailers and certain services such as transportation, warehousing and cross docks necessary for the operation of our business. Our industry has experienced equipment, transportation and warehouse capacity shortages in the past, particularly during the peak shipping season leading up to the December holidays. Market disruptions related to the COVID-19 pandemic have contributed to recent shortages of such equipment and services and this situation may continue. A substantial amount of intermodal freight originates at or near major West Coast ports, which have historically had the most severe equipment shortages. If we cannot secure sufficient transportation equipment and warehouse services at a reasonable price from third parties to meet our customers’ needs, our customers may seek to have their transportation and warehousing needs met by other providers with their own assets. This could have a material adverse effect on our business, results of operations and financial position.

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

There is substantial competition for qualified personnel in the transportation and logistics services industry. As all key employees devote their full time to our business, the loss of any member of our management team, or other key persons, or the inability to hire key persons, could have an adverse effect on us. We do not have written employment agreements with any of our executive officers and do not maintain key man insurance on any of our executive officers, although we do have restrictive covenant agreements with all of them. Many individuals in the industry are subject to non-competition agreements, reducing the immediate availability of some qualified candidates for job openings. A proposed rulemaking by the Federal Trade Commission (“FTC”), if it is made effective and sustains effective legal challenges, would prevent the use of non-competition agreements in most circumstances in the future. We cannot predict the impact this proposed rule, or potential future rulemaking at the state level, might have on the recruiting and retention of management and other employees (or our ability to enforce post-termination restrictive covenants). If we lose key members of our senior management team or are unable to effect successful transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

Our growth could be adversely affected if we are not able to pursue our acquisition strategy, to successfully integrate acquired businesses or to achieve the anticipated benefit from acquired companies.

We cannot guarantee that we will be able to execute acquisitions on commercially acceptable terms. Furthermore, the failure to successfully integrate an acquired business or assets, including implementing financial controls and measures or achieving cross-selling objectives, could significantly impact our financial results. Although we believe we have adequate liquidity and capital resources to fund our operations internally, our inability to access the capital markets on favorable terms, or at all, to obtain adequate financing could adversely affect our ability to pursue growth through acquisitions. Financial results most likely to be negatively affected include, but are not limited to, revenue, gross margin, salaries and benefits, general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

Furthermore, we may not be able to realize the anticipated benefits from acquired companies. Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events. Factors that could affect our ability to achieve these benefits include the integration risks described above as well as the failure of acquired businesses to perform in accordance with our expectations; the failure to achieve anticipated synergies between our business units and the business units of acquired businesses; the loss of customers of acquired businesses; or the loss of key managers of acquired businesses.

If acquired businesses do not operate as we anticipate, it could materially impact our business, financial condition and results of operations. In addition, acquired businesses may operate in new markets in which we have little or no experience. In such instances, we will be highly dependent on existing managers and employees to manage those businesses, and the loss of any key managers or employees of the acquired business could have a material adverse effect on our financial condition, results of operations, cash flows and liquidity.

Legal, Regulatory and Compliance Risks

We use a significant number of contingent workers, including independent contractors, such as owner operators and warehouse staff, in our businesses. Legislative, judicial and regulatory authorities may continue to take actions or render decisions that could affect the independent contractor classification, which could have a significant adverse impact on our operating income.

We do business with many independent contractors, such as owner-operators, consistent with longstanding industry practices. Legislative, judicial, and regulatory (including tax) authorities have taken actions and rendered decisions that could affect independent contractor classifications. Class action and individual lawsuits have been filed against us and others in our industry, challenging independent contractor classifications. If contingent workers, including independent contractors and temporary workers used for our warehousing, consolidation, fulfillment or final mile delivery business, are determined to be employees, or the Company a joint employer, then we may incur legal liabilities associated with that determination, such as liability for unpaid wages, overtime, employee health insurance and taxes. If we were to change how we treat contingent workers or reclassify them as employees, then we would likely incur expenses associated with that reclassification, could incur additional ongoing expenses and face the loss of those contingent workers who choose not to become employees. The costs associated with these matters could have a material adverse effect on results of operations and our financial position.

We operate in a highly regulated industry, and changes in existing regulations or costs of compliance with, or liability for violation of, existing or future regulations or antiterrorism measures could have a material adverse effect on our business.

The Company and various subsidiaries are regulated by the DOT as motor carriers and/or freight brokers. The DOT prescribes qualifications for acting in these capacities, including surety bond requirements. The transportation industry is subject to DOT regulations regarding, among other things, driver breaks and “restart” rules that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. The Federal Motor Carrier Safety Administration (“FMCSA”), under the DOT, also manages a compliance and enforcement initiative partnering with state agencies designed to monitor and improve commercial vehicle motor safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could levy fines and restrict or otherwise impact our operations. We may also become subject to new or more restrictive regulations relating to carbon emissions under climate change legislation or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation and logistics services, any of which could materially adversely affect our business and results of operations.

We are subject to a wide variety of U.S. federal and state and non-U.S. laws, regulations and government policies, including in the areas of employment, privacy, cybersecurity, securities, anti-corruption, competition and trade, that may change in significant ways. We are not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation and logistics industry generally, or us in particular. We are also unable to predict how political changes will affect government regulation of the transportation industry. If we incur higher costs as a result of any new regulations and are unable to pass along such costs to our customers, our business may be adversely affected.

Our failure to comply with any existing or future laws, rules or regulations to which we are, or may become, subject, whether actual or alleged, could have a material adverse effect on our business and on our ability to access the capital required to operate our business. Among other things, any such failure could expose us to reputational harm, loss of business, fines, penalties or potential litigation liabilities, including costs, settlements and judgments, as well as the loss of operating authority and restrictions on our operations.

Furthermore, terrorist attacks or other geopolitical events, along with any government response to such events, may adversely affect our financial condition, results of operations or liquidity. Our fleet, other key infrastructure and information technology systems may be targets or indirect casualties of acts of terror, other harmful acts, or war. Further, because transportation assets have been a target of terrorist activities, federal, state, local and foreign governmental bodies are proposing and, in some cases, have adopted legislation and regulations relating to security issues that impact the transportation industry, including checkpoints and travel restrictions on large trucks. If additional security measures disrupt or impede the timing of our operations, we may fail to meet the requirements of our customers or incur increased expenses to do so. In addition, complying with these or future regulations could continue to increase our operating costs and reduce operating efficiencies. We maintain insurance coverages addressing these risks; however, such insurance may be inadequate, become unavailable or be limited in scope of coverage, premiums charged for some or all of the insurance could increase dramatically, or regulations may change. These changes could exacerbate the effects of an act of terrorism or other event on our business, resulting in a significant business interruption, increased costs and liabilities and decreased revenues or an adverse impact on results of operation.

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

From time to time, we arrange for the movement or warehousing of hazardous materials at the request of our customers. As a result, we may be subject to various environmental laws and regulations relating to the handling of hazardous materials. If we are involved in a spill or other accident involving hazardous materials, or if we are found to be in violation of applicable laws or regulations, we could be subject to substantial fines or penalties and to civil and criminal liability, any of which could have an adverse effect on our business and results of operations.

The Company is also subject to certain federal and state environmental laws and regulations, including those of the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”). We may become subject to enforcement actions, new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations. In addition to EPA and state agency regulations on exhaust emissions with which we must comply, there is an increased legislative and regulatory focus on climate change, greenhouse gas (“GHG”) emissions and the impact of climate change that enhances the possibility of increased regulation of GHG emissions and potentially exposes us to significant new capital or operating expenditures, taxes, fees and other costs. Additionally, the SEC has proposed regulations regarding the disclosure of Scope 1, 2 and 3 GHG emissions. Compliance with these regulations could add material costs to our business, including securities and other potential litigation costs arising from our reporting of our GHG emissions, and could increase customer focus on our GHG direct and indirect emissions, which may affect the market for transportation and logistics services in ways that we cannot foresee. Such regulations, together with increased investor and stakeholder interest in climate change and other environmental topics may result in new regulations and/or customer, supplier or market requirements that could adversely impact our business, or certain shareholders may reduce their holdings of our stock. Limitations on the emission of GHGs, other environmental legislation, or customer GHG requirements could also have an adverse impact on our financial condition, results of operations and liquidity.

We are subject to the risks of litigation and governmental inquiries, which could have a material adverse effect on our business.

The nature of our business exposes us to a variety of litigation risks related to a number of issues, including without limitation, accidents involving our trucks and employees, alleged violations of federal and state labor and employment laws, securities laws, environmental liability, privacy and other matters. Accordingly, we are, and in the future may be, subject to legal proceedings and claims that have arisen in the ordinary course of our business, including class and collective allegations. We are also subject to potential governmental proceedings, inquiries, and claims. The parties in such actions may seek amounts from us that may not be covered in whole or in part by insurance. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts. This trend has and could continue to adversely affect our ability to obtain suitable insurance coverage and significantly increase our cost for obtaining such coverage, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Changes in immigration laws could increase the costs of doing business or otherwise disrupt our operations.

We have hired individuals, including Information Technology (“IT”) employees, from outside the United States. We have employee drivers and owner-operator drivers who are immigrants to the United States. We engage third-party consultants, including for various IT projects, who may utilize personnel from outside the United States. If immigration laws are changed or if new more restrictive government regulations are enacted or increased, our access to qualified and skilled personnel may be limited, the costs of doing business may increase and our operations may be disrupted.

Our business may be affected by uncertainty or changes in United States or global social, political or regulatory conditions.

We arrange for the movement of freight, a portion of which originates from other countries, including China, into and out of the United States, Mexico and Canada, and we import 53-foot intermodal containers manufactured in China. Adverse developments in laws, policies or practices in the United States and internationally can negatively impact our business and the business of our customers. Recent legislative initiatives, including the Inflation Reduction Act of 2022 and the CHIPs and Science Act of 2022, have included provisions designed to reduce dependence on goods from China and restrict the transfer of certain intellectual property to China. Some importers are considering changes in their supply chain that may include shifting manufacturing capacity to North America and/or an increase in the importation of goods that are manufactured offshore through ports other than ports on the West Coast of the United States. These initiatives, and future potential initiatives, may result in changes to demand for our services including the potential for less demand for longer haul routes including intermodal services which could materially affect our business, financial conditions and results of operations. Negative domestic and international global trade conditions as a result of social, political or regulatory changes or perceptions (such as those that might be associated with pandemics or an increased focus on production in the United States), could reduce demand for our intermodal services and materially affect our business, financial conditions and results of operations. We provide services both domestically and to a lesser extent outside of the United States, which subjects our business to various additional risks, including:

•
changes in tariffs, trade restrictions, trade agreements and taxes;
•
varying tax regimes, including consequences from changes in applicable tax laws and tax incentives;
•
difficulties in managing or overseeing foreign operations and agents;
•
the burden of complying with laws applicable to international business, such as anti-corruption, trade, foreign currency and maritime laws;
•
different liability standards;
•
the price and availability of fuel;
•
foreign currency exchange rate fluctuations;
•
exposure to local economic conditions in the jurisdictions in which we operate;
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

If we do not correctly anticipate changes in social, political or regulatory conditions or their impact on the transportation and logistics industry, we may not alter our business practices in time to avoid adverse effects. Additionally, the occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

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

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, suppliers, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, TikTok, Instagram, LinkedIn and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

As of December 31, 2022, we directly, or indirectly through our subsidiaries, operated 63 offices, terminals and warehouses throughout the United States, Canada and Mexico, including our headquarters in Oak Brook, Illinois. All of our office space except for our headquarters is leased. Most office, terminal and warehouse leases have initial terms of more than one year and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office, warehouse or terminal space. We believe that our offices, warehouses and terminals are adequate for the purposes for which they are currently used.

Item 3. LEGAL PROCEEDINGS

The Company is a party to litigation in the ordinary course of our business, including at various times, claims for personal injury and/or property damage, bankruptcy preference claims, employment-related claims, including putative class actions, and claims regarding freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are a party are covered by insurance. For a further discussion of litigation involving the Company, see Note 15 to the consolidated financial statements under “Legal Matters,” which discussion and note are incorporated herein by reference.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock (“Class A Common Stock”) trades on the Nasdaq Global Select Market tier of the Nasdaq Stock Market under the symbol “HUBG.” There is no established trading market for shares of our Class B Common Stock (the “Class B Common Stock” together with the Class A Common Stock, the “Common Stock”).

On February 15, 2023, there were approximately 394 stockholders of record of the Class A Common Stock and in addition, there were an estimated 31,241 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 15, 2023, there were 10 holders of record of our Class B Common Stock.

Issuer Purchases of Equity Securities

In October 2022, our Board of Directors (the “Board”) authorized the purchase of up to $200 million of our Class A Common Stock pursuant to a share repurchase program (the “2022 Program”). Under the 2022 Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be modified, suspended or discontinued at any time.

We purchased 33,915 shares of Class A Common Stock for $2.5 million related to employee withholding upon vesting of restricted stock in the fourth quarter of 2022 and 64,153 shares for $5.1 million in the fourth quarter of 2021. The table below provides information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the fourth quarter of 2022. These shares do not reduce the repurchase authority under the 2022 Program.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased	Be Purchased Under
	Shares	Price Paid	as Part of the	the 2022 Program
	Purchased	Per Share	2022 Program	(in 000’s)
10/1/2022 - 10/31/2022	23,905	$73.20	-	$200,000
11/1/2022 - 11/30/2022	2,946	$78.12	-	$200,000
12/1/2022 - 12/31/2022	7,064	$78.44	-	$200,000
Total	33,915	$74.72	-	$200,000

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

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2017 with the cumulative total return of the Nasdaq Stock Market Index (NQUSBT) and the Nasdaq Trucking and Transportation Index (NQUSB27707). These comparisons assume the investment of $100 on December 31, 2017 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference.

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

As part of our profit improvement initiatives, we have focused on realizing efficiencies between our drayage trucking operation (which supports our intermodal service) and our dedicated trucking operation, including through the sharing of equipment and drivers, and by leveraging a combined set of driver support services including driver recruiting, asset management and safety functions. As a result, in 2022, we reported revenue for these operations under the “Intermodal and Transportation Solutions” line of business. We have recast the prior period information to conform with current year presentation.

We provide services in three lines of business. Our intermodal and transportation solutions line of business offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. We arrange for the movement of our customers’ freight in one of our approximately 49,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services (referred to as “drayage”) between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. As of December 31, 2022, our trucking transportation operation consisted of approximately 2,300 tractors, 3,000 employee drivers and 4,600 trailers. We also contract for services with approximately 750 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

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

Our logistics business offers a wide range of transportation and logistics management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment and shipment visibility. We offer multi-modal transportation services including full truckload, less-than-truckload, intermodal, final mile, railcar, small parcel and international transportation. The acquisition of TAGG Logistics, LLC (“TAGG”) enhanced our presence in the consolidation and fulfillment space and added a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition added scale to our logistics service line and has resulted in complementary cross-selling opportunities.

In the first half of 2022, we experienced favorable market conditions which led to strong demand for our services. During this time period, North American consumer spending, particularly on the types of goods that our customers offer, remained robust. The response to the COVID-19 pandemic caused many changes in consumer behavior, including a propensity for consumers to shift spending from services toward goods, and also to increase spending on household goods. Toward the end of 2022, many of our customers, particularly our retailer customers, began to experience rising inventory levels which led to a reduction in their demand for shipping services.

During the first half of 2022, available transportation capacity in North America was constrained by high levels of demand, shortages of available drivers, and challenges with the production of new tractors and other equipment. These factors, coupled with strong demand for our transportation capacity, resulted in rising prices for certain of our services and those of our competitors. Beginning in the second quarter of 2022, pricing for certain types of transportation, including transactionally priced freight, began to decline from levels that existed earlier in 2022.

We are focused on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 63% of revenue for fiscal 2022 while one customer accounted for more than 10% of our revenue in 2022. We use various performance indicators to manage our business. We closely monitor profit levels for our top customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service levels are also monitored closely.

During 2022, we took delivery of approximately 600 new tractors and we expect to take delivery of approximately 500 in 2023. A portion of these new units represent replacements for older tractors. These replacements will allow us to reduce operating costs as new equipment generally features lower repair and maintenance costs, while also consuming less fuel per mile operated, which has both financial and environmental benefits. In addition, we recognized approximately $24 million of gains on the sale of older tractors in 2022 due to the strength in the market for used equipment. We expect the market for used equipment will be significantly softer in 2023.

Uncertainties and risks to our outlook include the following: inflation, a slowdown in consumer spending (driven by, among other factors, rising inflation, rapid increases in gasoline prices, recession, increases in interest rates, and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, an increase of retailers' inventory levels, a significant increase in transportation supply in the marketplace, aggressive pricing actions by our competitors; and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, all of which could have a materially negative impact on our revenue, profitability and cash flow in 2023.

Because of the change in the Chief Operating Decision Maker (“CODM”) of the Company at the beginning of 2023, we are evaluating the potential realignment of the business and reportable segment information based on the information the CODM regularly reviews to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources. We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. For a discussion of segment reporting, see Note 18 to the consolidated financial statements under “Subsequent Events,” which discussion and note are incorporated herein by reference.

Strategic Transactions

On August 22, 2022, we acquired 100% of the equity interests of TAGG. Total consideration for the transaction was approximately $103.5 million in cash.

On October 19, 2021, we acquired 100% of the equity interests of Choptank. Total consideration for the transaction was $127.6 million in cash and the settlement of accounts receivable due from Choptank of $0.3 million. In connection with the acquisition, we granted approximately $22 million of restricted stock to Choptank's senior management team, which is subject to certain vesting conditions.

On December 9, 2020, we acquired 100% of the equity interests of NonstopDelivery, LLC (“NSD”). Total consideration for the transaction was $105.9 million which consisted of cash paid of $89.8 million, of which $0.1 million was paid in the second quarter of 2021 as part of the post-closing true-up, and the settlement of Hub’s accounts receivable due from NSD of $16.1 million.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table summarizes our revenue by business line (in thousands):

	Years Ended
	December 31,
	2022	2021
Intermodal and transportation solutions	$3,301,835	$2,656,128
Truck brokerage	1,049,733	688,867
Logistics	988,922	887,388
Total revenue	$5,340,490	$4,232,383

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Years Ended
	December 31,
	2022		2021
Revenue	$5,340,490	100.0%	$4,232,383	100.0%
Transportation costs	4,450,985	83.3%	3,632,743	85.8%
Gross margin	889,505	16.7%	599,640	14.2%

Costs and expenses:
Salaries and benefits	264,891	5.0%	247,240	5.9%
General and administrative	103,933	1.9%	76,476	1.8%
Depreciation and amortization	45,960	0.9%	37,467	0.9%
Total costs and expenses	414,784	7.8%	361,183	8.6%

Operating income	$474,721	8.9%	$238,457	5.6%

Revenue

Revenue increased 26% to $5.3 billion in 2022 from $4.2 billion in 2021. Intermodal and Transportation Solutions (“ITS”) revenue increased 24% to $3.3 billion primarily due to a 31% increase in intermodal revenue per load. Truck brokerage revenue increased 52% to $1.0 billion primarily due to the addition of Choptank as well as growth in the existing operations. Logistics revenue increased 11% to $989 million due to the acquisition of TAGG and growth of our managed transportation, final mile and consolidation services, partially offset by the impact of lost customers.

Transportation Costs

Transportation costs increased to $4.5 billion in 2022 from $3.6 billion in 2021. Transportation costs in 2022 consisted of purchased transportation costs of $3.6 billion and equipment and driver related costs of $832 million. Transportation costs in 2021 consisted of purchased transportation costs of $2.9 billion and equipment and driver related costs of $687 million. The 23% increase in purchased transportation costs was primarily due to increased rail costs, increased fuel costs, higher brokerage volume, higher third-party carrier costs and increased repositioning costs. Equipment and driver related costs increased 21% in 2022 primarily due to higher driver wages and increased equipment depreciation expense, increased repairs and maintenance expense and increased usage of our internal drayage resources to 55% of total drayage moves in 2022 from 50% in 2021.

Gross Margin

Gross margin increased 48% to $890 million in 2022 from $600 million in 2021. The $290 million gross margin increase was the result of increases in all lines of business lines. As a percentage of revenue, gross margin increased to 16.7% in 2022 from 14.2% in 2021. ITS gross margin increased compared to the prior year primarily due to a 31% increase in intermodal revenue per load, partially offset by increased purchased transportation costs. ITS gross margin as a percentage of revenue increased 320 basis points. Truck brokerage gross margin increased primarily due to the Choptank acquisition and growth in revenue in our existing operations, partially offset by the impact of higher purchased transportation costs. Truck brokerage gross margin as a percentage of revenue declined 40 basis points. Logistics gross margin increased primarily due to growth with existing customers, new business onboardings, and yield management initiatives and the TAGG acquisition, partially offset by higher warehousing and transportation costs. Logistics gross margin as a percentage of revenue expanded by 300 basis points.

CONSOLIDATED OPERATING EXPENSES

Salaries and Benefits

Salaries and benefits increased to $265 million in 2022 from $247 million in 2021. These expenses, as a percentage of revenue, decreased to 5.0% in 2022 from 5.9% in 2021. The increase of $18 million was primarily due the additions of TAGG and Choptank, partially offset by decreases in salary expense of $10 million related to a reduction in headcount excluding the additions of TAGG and Choptank employees and lower restricted stock expense of $3 million. Headcount as of December 31, 2022 and 2021 was 2,214 and 2,304, respectively, which excludes drivers and warehouse employees, the costs for which are included in transportation costs. The reduction in headcount year over year was partially offset by the addition of TAGG employees.

General and Administrative

General and administrative expenses increased to $104 million in 2022 from $76 million in 2021. These expenses, as a percentage of revenue, increased to 1.9% in 2022 from 1.8% in 2021. The increase of $27 million in general and administrative expense was primarily due to the additions of TAGG and Choptank as well as increases in claims and legal expenses, higher use tax expense, the impairment write-off of leased assets, higher professional costs related to acquisitions and IT costs, partially offset by higher gains recognized from the sale of equipment in 2022.

Depreciation and Amortization

Depreciation and amortization increased to $46 million in 2022 from $37 million in 2021. This expense, as a percentage of revenue, remained consistent at 0.9% in both 2022 and 2021. This increase was related primarily to the amortization of intangibles related to the acquisitions of TAGG and Choptank.

Other Expense, Net

Other expense decreased to $7 million in 2022 from $8 million in 2021 due to higher interest income in 2022 compared to 2021.

Provision for Income Taxes

Provision for income taxes increased to $111 million in 2022 from $59 million in 2021 due to significantly higher pre-tax income in 2022. Our effective tax rate was 23.7% in 2022 and 25.7% in 2021. See Note 7, “Income Taxes,” in our consolidated financial statements for a detailed reconciliation of our effective tax rate. The lower effective tax rate in 2022 compared to 2021 was primarily related to a change in our state apportionment factors, resulting in a reduction to the tax rate and we also decreased the valuation allowance on state tax incentives due to our increase in pre-tax income.

Net Income

Net income increased to $357 million in 2022 from $171 million in 2021 due primarily to an increase in gross margin, partially offset by higher operating costs and expenses and higher income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of December 31, 2022, we had $287 million of cash and cash equivalents and $18 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. Payments for our other investing activities, such as the construction of our office buildings, investments in warehousing improvements and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities including the purchase of treasury stock has been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing or financing cash needs, though it is available to fund future cash requirements as needed. In the last three years, we have funded our business acquisitions from cash on hand, though in the future we may elect to fund these activities through a combination of cash on hand, borrowings on our Credit Facility, or from issuance of secured or unsecured debt. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the year ended December 31, 2022 was approximately $458 million, which resulted primarily from income of $357 million plus non-cash charges of $160 million, partially offset by changes in operating assets and liabilities of $59 million.

Cash provided by operating activities totaled $458 million in 2022 compared to $253 million in 2021. The $205 million increase in cash flow was primarily due to an increase in net income of $185 million and an increase in non-cash charges of $33 million, partially offset by decreases in the change in assets and liabilities of $13 million.

Net cash used in investing activities for the year ended December 31, 2022 was $279 million which included capital expenditures of $219 million and cash used in acquisitions of $103 million, partially offset by proceeds from the sale of equipment of $43 million. Capital expenditures of $219 million related primarily to containers of $101 million, tractors of $68 million, technology investments of $23 million, building and furniture spend for our corporate headquarters of $19 million and other transportation equipment of $8 million.

Capital expenditures increased by approximately $86 million in 2022 as compared to 2021. The 2022 increase was due to increases in container purchases of $50 million, tractor purchases of $16 million and technology investments of $8 million, spend on our corporate headquarters of $6 million, more purchases of other transportation equipment of $5 million and leasehold improvements of $1 million.

In 2023, we estimate capital expenditures will range from $170 million to $190 million. We expect transportation equipment purchases to range from $145 million to $150 million, technology investments will range from $20 million to $25 million and warehouse equipment will range from $5 million to $15 million. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in financing activities for the year ended December 31, 2022 was $52 million which includes repayments of long-term debt of $111 million, cash used for the purchase of treasury stock of $75 million, cash used for the purchase of treasury stock from related party of $35 million, cash used for stock tendered for payments of withholding taxes of $8 million and finance lease payments of $2 million, partially offset by proceeds from the issuance of debt of $179 million. Debt incurred in 2022 was used to fund the purchase of transportation equipment.

The $45 million increase in cash used in financing activities for 2022 versus 2021 was primarily due to the increase in the purchase of treasury stock of $75 million, the purchase of treasury stock from a related party of $35 million and cash paid for payments of long-term debt of $4 million, partially offset by the increase in proceeds from the issuance of debt of $67 million.

In 2022, cash paid for income taxes was $129 million, of which $101 million related to 2022 and $28 million related to 2021. In 2023, we expect to pay an additional $1 million of cash for taxes related to 2022. The $101 million of cash paid for income taxes related to 2022 is less than the 2022 income tax expense of $111 million. This difference is a result of favorable book to tax differences, primarily those related to fixed assets, which caused 2022 taxable income to be less than 2022 financial statement income before taxes.

See Note 10 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2023. As of December 31, 2022 and December 31, 2021, our letters of credit were $43 million and $41 million, respectively.

As of December 31, 2022 and December 31, 2021, we had no borrowings under our respective credit agreements and our unused and available borrowings were $307 million and $309 million, respectively. We were in compliance with the financial covenants in our credit agreements as of December 31, 2022 and December 31, 2021.

CONTRACTUAL OBLIGATIONS

Aggregated information about our obligations and commitments to make future contractual payments such as debt and lease obligations as of December 31, 2022 is presented in the following table (in thousands).

Future Payments Due:

	Operating	Finance		Interest
	Leases	Leases	Debt	on Debt	Total
Year 1	$33,547	$1,179	$101,741	$9,515	$145,982
Year 2	29,618	-	82,809	6,742	119,169
Year 3	24,081	-	73,645	4,408	102,134
Year 4	16,300	-	57,317	2,258	75,875
Year 5	9,136	-	26,953	521	36,610
Thereafter	5,618	-	-	-	5,618
	$118,300	$1,179	$342,465	$23,444	$485,388

As of February 15, 2023, Hub signed various operating and finance leases which had not commenced as of December 31, 2022. Based on the present value of the lease payments, the estimated right-of-use (“ROU”) assets and lease liabilities related to these contracts will total approximately $107.7 million and $1.8 million for operating and finance leases, respectively.

Deferred Compensation

Under our Nonqualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:

Year 1	$2,116
Year 2	1,721
Year 3	2,005
Year 4	1,227
Year 5	935
Thereafter	9,768
$17,772

The above future payments are fully funded by our restricted investments comprised of mutual funds and other security instruments as noted in Note 14.

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

Revenue Recognition

In accordance with the Accounting Standards Codification (ASC) topic 606, “Revenue from Contracts with Customers,” our significant accounting policy for revenue is as follows:

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

Allowance for Uncollectible Trade Accounts

We extend credit to customers after a review of each customer’s credit profile and history. An allowance for uncollectible trade accounts has been established through an analysis of the accounts receivable aging, an assessment of collectability based on historical trends and an evaluation based on current economic conditions. Annually we review, in hindsight, the percentage of receivables that are collected that aged over one year, those that are not one year old and the accounts that went into bankruptcy. We reserve for accounts less than one year old based on specifically identified uncollectible balances and our historic collection percentage, including receivable adjustments charged through revenue for items such as billing disputes. In establishing a reserve for certain account balances specifically identified as uncollectible, we consider the aging of the customer receivables, the specific details as to why the receivable has not been paid, the customer’s current and projected financial results, the customer’s ability to meet and sustain its financial commitments, the positive or negative effects of the current and projected industry outlook and the general economic conditions. Our historical collection percentage has been over 98% on average for receivables that are less than one year old. Changes in our historical collection percentages of receivables that are less than one year old either positively or negatively, based on our collection history, would affect our calculated allowance for uncollectible trade accounts.

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

Revenue

We believe that the performance of our railroad vendors and a severe or prolonged slow-down of the economy are the most significant factors that could negatively influence our revenue growth rate. Should the rail industry experience a prolonged disruption in service, we believe our intermodal business would likely be negatively impacted. Other factors that could negatively influence our growth rate include, but are not limited to, the elimination of fuel surcharges, lower fuel prices, the entry of new competitors, aggressive pricing by new or existing competitors, poor customer retention, inadequate drayage and intermodal service and inadequate equipment supply, an economic recession and inflation.

Gross Margin

We expect fluctuations in gross margin as a percentage of revenue from quarter-to-quarter caused by various factors including, but not limited to, competitor pricing actions, changes in our business mix, start-up costs for new business, changes in logistics services between transactional business and management fee business, changes in truck brokerage services between transactional, committed and other types of service, insurance and claim costs, driver recruiting costs, driver compensation changes, impact of regulations on drayage costs, trailer and container capacity, vendor cost increases, fuel costs, equipment depreciation and operating costs, equipment utilization, transportation industry growth, intermodal industry service levels, accessorials, competitive pricing and related changes in accounting estimates.

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

General and Administrative

We believe there are several factors that could cause general and administrative expenses to fluctuate as a percentage of revenue. As customer expectations and the competitive environment require the development of new technology interfaces and the restructuring of our information systems and related platforms, we believe there could be significant expenses incurred. Other factors that could cause general and administrative expense to fluctuate include, but are not limited to, changes in insurance premiums, technology expense related to software and services, claim expense, non income tax expense, bad debt expense, professional services expense and costs related to acquisitions or divestitures. Additionally, the gains or losses on sales of used assets can result in fluctuating general and administrative expenses.

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

Impairment of Property and Equipment, Goodwill, Indefinite-Lived Intangibles and Leased Right-of-Use Assets

On an ongoing basis, we assess the realizability of our assets. If, at any point during the year, we determine that an impairment exists, the carrying amount of the asset is reduced by the estimated impairment with a corresponding charge to earnings which could have a material adverse impact on earnings.

Other Expense

We expect interest expense to increase in 2023 because we financed our 2022 tractor and container purchases with debt at higher interest rates and we expect to incur debt for a significant portion of our 2023 capital expenditures. Factors that could cause a change in interest expense include, but are not limited to, change in interest rates, change in investments, funding working capital needs, funding capital expenditures, funding an acquisition and purchase of treasury stock.

Provision for Income Taxes

Based on current tax legislation, we estimate that our effective tax rate will be between 24% and 25% in 2023.

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

Significant judgment is required in determining and assessing the impact of complex tax laws and certain tax-related contingencies on our provision for income taxes. As part of our calculation of the provision for income taxes, we assess whether the benefits of our tax positions are at least more likely than not to be sustained upon audit based on the technical merits of the tax position. For tax positions that are not more likely than not to be sustained upon audit, we accrue the largest amount of the benefit that is not more likely than not to be sustained in our financial statements. Such accruals require us to make estimates and judgments, whereby actual results could vary materially from these estimates. Further, years may elapse before a particular matter for which we have established an accrual is audited and resolved or its statute of limitations expires. See Note 7, “Income Taxes,” in our consolidated financial statements for a discussion of our current unrecognized tax benefits.

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

The Company has both fixed and variable rate debt as described in Note 10 to the Consolidated Financial Statements. Any material increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2022.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2022. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. We do not use financial instruments for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hub Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Claims Accruals
Description of the Matter

At December 31, 2022, the Company’s aggregate accrued liability related to auto and workers’ compensation claims, inclusive of amounts expected to be paid above its self-insured retention limits, was $38.8 million. As explained in Note 1 of the consolidated financial statements, the Company recognizes a liability at the time of an incident based upon the nature and severity of the claim and analyses provided by third-party claims administrators. The Company utilizes actuarial methods to estimate this liability.

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

Chicago, Illinois

February 24, 2023

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$286,642	$159,784
Accounts receivable trade, net	716,190	701,512
Other receivables	3,967	3,022
Prepaid taxes	16,987	2,191
Prepaid expenses and other current assets	32,914	27,779
TOTAL CURRENT ASSETS	1,056,700	894,288

Restricted investments	18,065	24,256
Property and equipment, net	783,683	681,451
Right-of-use assets - operating leases	102,114	44,036
Right-of-use assets - financing leases	1,194	1,252
Other intangibles, net	197,386	196,672
Goodwill, net	629,402	576,913
Other assets	21,537	18,426
TOTAL ASSETS	$2,810,081	$2,437,294

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$344,751	$424,923
Accounts payable other	15,563	12,493
Accrued payroll	66,669	56,938
Accrued other	132,324	82,827
Lease liability - operating leases	29,547	11,364
Lease liability - financing leases	1,175	1,251
Current portion of long-term debt	101,741	97,273
TOTAL CURRENT LIABILITIES	691,770	687,069

Long-term debt	240,724	177,479
Non-current liabilities	43,505	41,572
Lease liability - operating leases	78,557	34,916
Deferred taxes	155,923	155,944

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2022 and 2021	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 41,312,185 shares issued in 2022 and 41,224,792 shares issued in 2021; 32,646,621 shares outstanding in 2022 and 33,907,734 shares outstanding in 2021.	413	412
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in 2022 and 662,296 shares issued and outstanding in 2021.	6	7
Additional paid-in capital	208,165	189,256
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,781,582	1,424,634
Accumulated other comprehensive loss	(214)	(207)
Treasury stock; at cost, 8,665,564 shares in 2022 and 7,317,058 shares in 2021.	(374,892)	(258,330)
TOTAL STOCKHOLDERS' EQUITY	1,599,602	1,340,314
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,810,081	$2,437,294

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020

Revenue	$5,340,490	$4,232,383	$3,495,644
Transportation costs	4,450,985	3,632,743	3,070,207
Gross margin	889,505	599,640	425,437

Costs and expenses:
Salaries and benefits	264,891	247,240	188,777
General and administrative	103,933	76,476	99,597
Depreciation and amortization	45,960	37,467	31,237
Total costs and expenses	414,784	361,183	319,611

Operating income	474,721	238,457	105,826

Other income (expense):
Interest expense, net	(6,632)	(7,302)	(9,343)
Other, net	(131)	(245)	(383)
Total other expense, net	(6,763)	(7,547)	(9,726)

Income from continuing operations before income taxes	467,958	230,910	96,100

Income tax expense	111,010	59,436	22,541

Net income	$356,948	$171,474	$73,559

Other comprehensive income (loss):
Foreign currency translation adjustments	(7)	(16)	(5)

Total comprehensive income	$356,941	$171,458	$73,554

Earnings per share net income
Basic	$10.75	$5.13	$2.22
Diluted	$10.64	$5.06	$2.19

Basic weighted average number of shares outstanding	33,209	33,434	33,180
Diluted weighted average number of shares outstanding	33,559	33,892	33,543

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

				Purchase Price
	Class A & B			in Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2019	41,887,088	$419	$179,637	$(15,458)	$1,179,601	$(186)	(7,870,888)	$(268,734)	$1,075,279
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(148,242)	(7,963)	(7,963)
Issuance of restricted stock awards, net of forfeitures	-	-	(10,632)	-	-	-	344,046	10,632	-
Share-based compensation expense	-	-	17,053	-	-	-	-	-	17,053
Net income	-	-	-	-	73,559	-	-	-	73,559
Foreign currency translation adjustment	-	-	-	-	-	(5)	-	-	(5)
Balance December 31, 2020	41,887,088	$419	$186,058	$(15,458)	$1,253,160	$(191)	(7,675,084)	$(266,065)	$1,157,923

Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(134,329)	(9,123)	(9,123)
Issuance of restricted stock awards, net of forfeitures	-	-	(16,858)	-	-	-	492,355	16,858	-
Share-based compensation expense	-	-	20,056	-	-	-	-	-	20,056
Net income	-	-	-	-	171,474	-	-	-	171,474
Foreign currency translation adjustment	-	-	-	-	-	(16)	-	-	(16)
Balance December 31, 2021	41,887,088	$419	$189,256	$(15,458)	$1,424,634	$(207)	(7,317,058)	$(258,330)	$1,340,314

Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(103,047)	(8,312)	(8,312)
Purchase of treasury stock	-	-	-	-	-	-	(945,497)	(75,000)	(75,000)
Purchase of treasury stock from related party (Note 17)	-	-	-	-	-	-	(430,121)	(34,767)	(34,767)
Issuance of restricted stock awards, net of forfeitures	-	-	(1,517)	-	-	-	130,159	1,517	-
Share-based compensation expense	-	-	20,426	-	-	-	-	-	20,426
Net income	-	-	-	-	356,948	-	-	-	356,948
Foreign currency translation adjustment	-	-	-	-	-	(7)	-	-	(7)
Balance December 31, 2022	41,887,088	$419	$208,165	$(15,458)	$1,781,582	$(214)	(8,665,564)	$(374,892)	$1,599,602

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net Income	$356,948	$171,474	$73,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,726	130,629	123,679
Impairment of right-of-use asset	5,874	-	-
Deferred taxes	4,448	(3,992)	7,463
Compensation expense related to share-based compensation plans	20,426	20,056	17,053
(Gain) loss on sale of assets	(24,176)	(19,173)	907
Other operating activities	-	-	6,385
Changes in operating assets and liabilities, net of acquisitions:
Restricted investments	6,191	(903)	(752)
Accounts receivable, net	8,298	(115,568)	(47,219)
Prepaid taxes	(14,796)	(856)	(707)
Prepaid expenses and other current assets	(3,111)	(647)	(2,508)
Other assets	(4,231)	(2,883)	(2,177)
Accounts payable	(89,103)	78,448	5,594
Accrued expenses	57,613	9,686	(4,408)
Non-current liabilities	(19,944)	(13,436)	(1,915)
Net cash provided by operating activities	458,163	252,835	174,954

Cash flows from investing activities:
Proceeds from sale of equipment	42,929	45,177	3,289
Purchases of property and equipment	(219,140)	(132,952)	(115,306)
Acquisitions, net of cash acquired	(102,661)	(122,360)	(84,845)
Net cash used in investing activities	(278,872)	(210,135)	(196,862)

Cash flows from financing activities:
Proceeds from issuance of debt	179,195	112,001	187,475
Repayments of long-term debt	(111,482)	(107,608)	(198,741)
Purchase of treasury stock	(75,000)	-	-
Purchase of treasury stock from related party (Note 17)	(34,767)	-	-
Stock tendered for payments of withholding taxes	(8,312)	(9,123)	(7,963)
Finance lease payments	(2,093)	(2,682)	(3,066)
Net cash used in financing activities	(52,459)	(7,412)	(22,295)

Effect of exchange rate changes on cash and cash equivalents	26	(10)	(20)

Net increase (decrease) in cash and cash equivalents	126,858	35,278	(44,223)
Cash and cash equivalents beginning of the year	159,784	124,506	168,729
Cash and cash equivalents end of the year	$286,642	$159,784	$124,506

Supplemental disclosures of cash paid for:
Interest	$7,991	$7,602	$9,458
Income taxes	$128,812	$58,593	$18,388

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

On August 22, 2022, we acquired TAGG Logistics, LLC (“TAGG”), on October 19, 2021, we acquired Choptank Transport, LLC ("Choptank") and on December 9, 2020, we acquired NonstopDelivery, LLC (“NSD”). Refer to Note 4 “Aquisitions” for additional information.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2022 and 2021, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (“DDAs”), savings accounts, checking accounts and money market accounts.

Accounts Receivable and Allowance for Uncollectible Accounts: The allowance for credit losses is a valuation account that is deducted from the trade receivables’ amortized cost basis to present the net amount expected to be collected on the receivables. Trade receivables are charged off against the allowance when we believe the uncollectibility of a receivable balance is confirmed, and the expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management continuously reviews and assesses the environment and its potential impact on the credit worthiness and collectability of our accounts receivable with customers most affected by tighter financial conditions. Our allowance for credit losses is presented in the allowance for uncollectible trade accounts and is immaterial at December 31, 2022 and 2021. The allowance for uncollectible trade accounts also includes estimated adjustments to revenue for items such as billing disputes. Our reserve for uncollectible accounts was approximately $38.6 million and $20.1 million as of December 31, 2022 and 2021, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

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

Capitalized Internal Use Software and Cloud Computing Costs: We capitalize internal and external costs, which include costs related to the development of our cloud computing or hosting arrangements, incurred to develop internal use software per ASC Subtopic 350-40. Internal use software has both of the following characteristics: the software is acquired, internally developed, or modified solely to meet our needs and during the development or modification, no substantive plan exists or is being developed to market the software externally. Only costs incurred during the application development stage and costs to develop or obtain software that allows for access to or conversion of old data by new systems are capitalized. Capitalization of costs begins when the preliminary project stage is complete, management has committed to funding the project and it is probable the project will be completed, and the software will be used to perform its intended function. The measurement of the costs to capitalize include fees paid to third parties, costs incurred to obtain software from third parties, travel expenses incurred by employees in their duties associated with developing software, payroll related costs for employees who spend time directly on the project and interest costs incurred while developing internal-use software or implementing a hosting arrangement. Capitalization ceases no later than when the project is substantially complete and ready for its intended use, after all substantial testing is complete.

Goodwill and Other Intangibles: Goodwill represents the excess of purchase price over the fair market value of net assets acquired in connection with our business combinations. Goodwill and intangible assets that have indefinite useful lives are not amortized but are subject to annual impairment tests.

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. We only have one reporting unit. We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the fair value of our reporting unit was less than its carrying value and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of a reporting unit to its fair value. If the fair value of the reporting unit is less than the carrying amount, then a goodwill impairment charge will be recognized in the amount by which carrying amount exceeds fair value, limited to the total amount of goodwill allocated to that reporting unit. We performed our annual assessment in the fourth quarter of 2022 and 2021 as required and determined it was not more-likely-than-not that the fair value of our reporting unit was less than its carrying value.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience. In doing so, the recorded liability factors in future growth of claims and an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims related to auto liability and workers’ compensation. At December 31, 2022 and 2021, we had an accrual of approximately $38.8 million and $30.8 million, respectively for estimated claims. We had no significant receivables recorded for payments in excess of our self-insured levels. Our claims accruals are classified in accrued other and non-current liabilities in the consolidated balance sheets, based on when the claim is estimated to be paid.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs, savings accounts, checking accounts and money market accounts. We primarily serve customers located throughout the United States with no significant concentration in any one region. In each of the years ended December 31, 2022, 2021 and 2020, one customer accounted for more than 10% of our annual revenue. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

Revenue Recognition: In accordance with the Accounting Standards Codification (ASC) topic 606, “Revenue from Contracts with Customers” our significant accounting policy for revenue is as follows:

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

Deferred income taxes are recognized for the future tax effects of temporary differences between financial statement and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections, with one exception. We have established a valuation allowance of $1.6 million related to federal and state tax credit carryforwards. In the event the probability of realizing the remaining deferred tax assets does not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

Use of Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates include the allowance for uncollectible trade accounts, exposure for self-insured claims under our insurance policies, valuation of acquired goodwill and intangible assets and useful lives of assets. Actual results could differ from these estimates.

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended December 31,
	2022	2021	2020

Net income	$356,948	$171,474	$73,559

Weighted average shares outstanding - basic	33,209	33,434	33,180

Dilutive effect of restricted stock	350	458	363

Weighted average shares outstanding - diluted	33,559	33,892	33,543

Earnings per share net income
Basic	$10.75	$5.13	$2.22
Diluted	$10.64	$5.06	$2.19

NOTE 4. Acquisitions

TAGG Logistics, LLC Acquisition

On August 22, 2022, we acquired 100% of the equity interests of TAGG Logistics, LLC (“TAGG”), a provider of e-commerce, B2B and omnichannel fulfillment solutions, including warehousing and transportation services. Total consideration for the transaction was $103.4 million. $103.5 million was paid in cash during the third quarter of 2022 while $0.1 million is due back from the seller in the first quarter of 2023 as part of the post-closing true-up.

TAGG is a nationwide provider with over 4 million square feet of warehousing space throughout the United States allowing for responsive e-commerce and B2B fulfillment services. The acquisition improved our presence in the consolidation and fulfillment space and added a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition added scale to our logistics service line and has resulted in complementary cross-selling opportunities.

The initial accounting for the acquisition of TAGG is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets including the review of the applicable future cash flows used in determining the purchase accounting. As a result, the amounts recorded in the consolidated financial statements related to the TAGG acquisition are preliminary and the measurement period remains open. The following table summarizes the preliminary allocation of the total purchase consideration to the net assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

August 22, 2022
Cash and cash equivalents	$839
Accounts receivable trade	24,409
Prepaid expenses and other current assets	2,024
Property and equipment	6,453
Right of use assets - operating leases	56,689
Other intangibles	27,300
Goodwill	52,062
Other assets	1,705
Total assets acquired	$171,481

Accounts payable trade	$9,497
Accrued payroll	2,500
Accrued other	1,373
Lease liability - operating leases short-term	14,465
Lease liability - operating leases long-term	40,254
Total liabilities assumed	$68,089

Total consideration	$103,392

Cash paid, net	$102,661

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

We incurred approximately $3.1 million of transaction costs associated with this transaction prior to the closing date that are reflected in general and administrative expense in the accompanying Consolidated Statements of Income for the year ended December 31, 2022.

The components of “Other intangibles” listed in the above table as of the acquisition date are summarized as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2022	Life
Customer relationships	$22,600	$801	$21,799	10 years
Developed technology	$4,000	$288	$3,712	5 years
Trade name	$700	$168	$532	18 months

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the year ended December 31, 2022 was $1.3 million. The intangible assets have a weighted average useful life of approximately 8.86 years. Amortization expense related to TAGG for the next five years is as follows (in thousands):

Total
2023	$3,527
2024	3,125
2025	3,060
2026	3,060
2027	2,772

From the date of the acquisition through December 31, 2022, TAGG's revenue was $64.0 million and operating income was $1.1 million.

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

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2022	Life
Customer relationships	$36,300	$3,025	$33,275	15 years
Carrier network	$14,400	$4,500	$9,900	4 years
Developed technology	$6,500	$1,161	$5,339	7 years
Trade name	$3,300	$2,750	$550	18 months

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the years ended December 31, 2022 and 2021 was $9.1 million and $2.3 million, respectively. The intangible assets have a weighted average useful life of approximately 10.51 years. Amortization expense related to Choptank for the next five years is as follows (in thousands):

Total
2023	$7,499
2024	6,949
2025	6,049
2026	3,349
2027	3,349

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

The components of “Other intangibles” listed in the above table as of the acquisition date are estimated as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2022	Life
Customer relationships	$46,200	$6,417	$39,783	15 years
Trade name	$900	$900	$-	18 months
Agent relationships	$600	$313	$287	4 years

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the years ended December 31, 2022 and 2021 was $3.5 million and $3.7 million, respectively. The intangible assets have a weighted average useful life of approximately 12.84 years.

While TAGG's actual results are included since August 22, 2022, Choptank's actual results are included since October 19, 2021 and NSD's actual results are included since December 9, 2020, the following unaudited pro forma consolidated results of operations present the effects of TAGG as though it had been acquired as of January 1, 2021 and Choptank and NSD as though they had been acquired as of January 1, 2020 (in thousands, except for per share amounts):

		Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Revenue	$5,470,840	$4,796,521	$3,887,189
Net income	$358,054	$172,977	$79,578
Earnings per share
Basic	$10.78	$5.17	$2.40
Diluted	$10.67	$5.10	$2.37

The unaudited pro forma consolidated results for the annual periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub, TAGG, Choptank and NSD. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the TAGG acquisition as of January 1, 2021 and the Choptank and NSD acquisitions on January 1, 2020.

NOTE 5. Revenue from Contracts with Customers

See Note 1 – Description of Business and Summary of Significant Accounting Policies for significant accounting policy for revenue.

Hub offers comprehensive multimodal solutions throughout the United States, Canada and Mexico.

As part of our profit improvement initiatives, we have focused on realizing efficiencies between our drayage trucking operation (which supports our intermodal service) and our dedicated trucking operation, including through the sharing of equipment and drivers, and by leveraging a combined set of driver support services including driver recruiting, asset management and safety functions. As a result, in 2022, we report revenue for these operations under the “Intermodal and Transportation Solutions” line of business. We have recast the prior period information to conform with current year presentation. We operate the following lines of business:

Intermodal and transportation solutions. Our intermodal and transportation solutions line of business offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. Our service offering is well positioned to assist our customers in reducing their transportation spend and achieving their carbon emissions objectives. As an intermodal provider, we arrange for the movement of our customers’ freight in one of our containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services (referred to as “drayage”) between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our predictive track and trace technology monitors the shipment to ensure that it arrives as scheduled and provides notification to our customer service personnel if there are service delays.

During 2022, approximately 55% of Hub’s drayage needs were provided by our own drivers and tractors, or by owner operators with whom we contracted. As of December 31, 2022, we operated trucking terminals at 26 locations throughout the United States, with locations in many large metropolitan areas. We also contract for services with independent owner-operators who supply their own equipment and operate under our regulatory authority. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

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

In a typical truck brokerage transaction, the customer places an order with us for trucking transportation. We identify a third-party trucking carrier to handle the load and coordinate a delivery appointment. Once we receive confirmation that the freight has been picked up, we monitor the movement of the shipment until it reaches its destination and the delivery has been confirmed.

We offer a full range of trucking transportation services, including dry van, expedited, less-than-truckload, refrigerated and flatbed. We substantially increased the size of our brokerage service line and increased our refrigerated transportation capabilities through the acquisition of Choptank in October 2021.

Logistics. Our logistics business offers a wide range of transportation management services and technology solutions including shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, and shipment visibility. We offer multi-modal transportation services including full truckload, LTL, intermodal, final mile, railcar, small parcel and international transportation. We leverage proprietary technology along with collaborative relationships with third-party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our intermodal and truck brokerage service lines.

Our logistics offering also includes warehousing, fulfillment, cross-docking and consolidation services. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. Our business operates or has access to approximately 9.5 million square feet of warehousing and cross-dock space across North America, to which our customers ship their goods to be stored and distributed to destinations including residences, retail stores and other commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

In August 2022, we acquired TAGG which enhanced our presence in the consolidation and fulfillment space and added a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition added scale to our logistics service line and has resulted in cross-selling opportunities.

In December 2020, we acquired NSD which added residential final mile transportation services to our logistics offering. Our final mile services include warehousing, product assembly, inbound transportation to warehouses, delivery of goods to residential locations, and reverse logistics services. Customers for our final mile services include retailers and consumer goods companies. We contract with nearly 200 vendors across the United States who provide warehousing and transportation to support our final mile offering.

The following table summarizes our disaggregated revenue by business line (in thousands) for the years ended December 31:

	2022	2021	2020
Intermodal and transportation solutions	$3,301,835	$2,656,128	$2,297,238
Truck brokerage	1,049,733	688,867	431,127
Logistics	988,922	887,388	767,279
Total revenue	$5,340,490	$4,232,383	$3,495,644

NOTE 6. Goodwill and Other Intangible Assets

In accordance with the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification, we completed the required annual impairment test. We performed a qualitative and quantitative assessment on goodwill and determined it was not more-likely-than-not that the fair value of our reporting unit was less than its carrying value. There were no accumulated impairment losses of goodwill at the beginning of the period.

The following table presents the carrying amount of goodwill (in thousands):

Goodwill
Balance at December 31, 2020	$508,555
Acquisition	$68,395
Other	(37)
Balance at December 31, 2021	$576,913
Acquisitions	52,489
Balance at December 31, 2022	$629,402

The change noted as “other” in the table above for 2021 refers to the amortization of the income tax benefit of tax goodwill in excess of financial statement goodwill.

The components of the “Other intangible assets” are as follows (in thousands):

			Net
	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Life
As of December 31, 2022:
Customer relationships	$249,223	$72,157	$177,066	5-15 years

Carrier network and agent relationships	$15,000	$4,813	$10,187	4 years

Developed technology	$10,500	$1,449	$9,051	5-7 years

Trade name	$6,200	$5,118	$1,082	18 months

Total	$280,923	$83,537	$197,386

			Net
	Gross	Accumulated	Carrying
	Amount	Amortization	Value	Life
As of December 31, 2021:
Customer relationships	$226,623	$53,156	$173,467	5-15 years

Carrier network and agent relationships	$15,000	$1,063	$13,937	4 years

Developed technology	$6,500	$232	$6,268	7 years

Trade name	$5,500	$2,500	$3,000	18 months

Total	$253,623	$56,951	$196,672

The above intangible assets are amortized using the straight-line method. Amortization expense was $26.6 million and $18.7 million for the years ended December 31, 2022 and 2021, respectively. The remaining weighted average life of all definite lived intangible assets was 9.57 years and 10.30 years for the years ended December 31, 2022 and 2021, respectively. Amortization expense for the next five years is expected to be as follows (in thousands):

Total
Year 1	$26,810
Year 2	24,251
Year 3	23,149
Year 4	20,449
Year 5	20,160

NOTE 7. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	3.5	3.5	3.6
Federal and state incentives	(1.4)	(0.5)	(1.1)
State law changes	0.4	1.1	(0.2)
Permanent differences	0.2	0.6	0.2
Net effective rate	23.7%	25.7%	23.5%

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current
Federal	$85,831	$51,918	$11,913
State and local	25,162	13,876	3,597
Foreign	32	38	11
	111,025	65,832	15,521

Deferred
Federal	7,366	(5,125)	6,548
State and local	(7,388)	(1,254)	465
Foreign	7	(17)	7
	(15)	(6,396)	7,020

Total provision	$111,010	$59,436	$22,541

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Accrued compensation	21,035	19,226
Other reserves	30,588	17,896
Tax credit carryforwards	8,156	8,286
Operating loss carryforwards	166	881
Lease accounting liability	29,185	11,956
Total gross deferred income taxes	89,130	58,245
Valuation allowances	(1,567)	(5,023)
Total deferred tax assets	87,563	53,222

Prepaids	(6,077)	(6,607)
Property and equipment	(156,961)	(135,768)
Intangibles	(54,796)	(55,466)
Lease right-of-use asset	(25,652)	(11,325)
Total deferred tax liabilities	(243,486)	(209,166)

Total deferred taxes	$(155,923)	$(155,944)

We are subject to income taxation in the United States, numerous state jurisdictions, Mexico and Canada. Because income tax return formats vary among the states, we file both unitary and separate company state income tax returns. We do not permanently reinvest our foreign earnings, all amounts are accrued and accounted for, though not material.

We acquired a federal net operating loss carryforward of $4.1 million through the acquisition by way of merger with CaseStack, LLC in December 2018. The Internal Revenue Service ("IRS") loss limitation rules allowed us to utilize $1.3 million in each of the 2021, 2020 and 2019 tax years. The remaining net operating loss of $0.2 million was fully utilized in 2022. Our state tax net operating losses total $0.2 million. Some of those state losses have no expiration date while others will expire between December 31, 2023, and December 31, 2041. Management believes it is more likely than not that the loss carryforward deferred tax assets will be fully realized.

Our federal incentive tax credit carryforward of $0.1 million expires between December 31, 2025, and December 31, 2028. Our state incentive tax credit carryforwards of $8.1 million expire between December 31, 2023, and December 31, 2027. Management believes it is more likely than not that approximately $6.6 million of the incentive carryforward deferred tax assets will be realized and a valuation allowance of $1.6 million has been established for the remainder which are not expected to be realized.

As of December 31, 2022 and December 31, 2021, the amount of unrecognized tax benefits was $11.1 million and $6.6 million, respectively. If recognized, these benefits would decrease our income tax provision by $9.0 million and $5.4 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2022	2021
Gross unrecognized tax benefits - beginning of the year	$6,647	$4,292
Gross increases related to prior year tax positions	425	997
Gross increases related to current year tax positions	4,665	1,794
Lapse of applicable statute of limitations	(621)	(436)
Gross unrecognized tax benefits - end of year	$11,116	$6,647

We recognize interest and penalties related to income tax liabilities in our provision for income taxes. In 2022, we included $0.1 million in our provision for income taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. Though some provisions of the CARES Act do impact the Company, there was no material effect on the Company’s consolidated financial condition or results of operations for the years ended December 31, 2022, December 31, 2021 or December 31, 2020.

On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the CARES Act, the extension of which likewise did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2022, December 31, 2021 or December 31, 2020.

The Inflation Reduction Act of 2022 was signed into law on August 16, 2022, and the CHIPS and Science Act of 2022 was signed into law on August 9, 2022. These laws implement new tax provisions, primarily a 15% corporate alternative minimum tax and a nondeductible 1% excise tax on the fair market value of stock repurchased by publicly traded corporations. As of December 31, 2022, we do not anticipate any material impact of these provisions which are effective January 1, 2023. The two acts also provide various tax credits, several of which are transferable or refundable, for the investment in or production of clean-energy effective January 1, 2023. We will continue to evaluate potential tax benefits available under the acts as additional guidance is issued in future periods.

NOTE 8. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable materially approximated fair value as of December 31, 2022 and 2021. As of December 31, 2022, the fair value of the Company’s fixed-rate borrowings was $11.7 million less than the historical carrying value of $342.5 million. As of December 31, 2021, the $274.8 million carrying value of the Company's fixed-rate borrowings approximated the fair value. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2022 and 2021, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts and money market accounts.

Restricted investments included $18.1 million and $24.3 million as of December 31, 2022 and 2021, respectively, of mutual funds and other security investments which are reported at fair value. These investments relate to the nonqualified deferred compensation plan that is described in Note 14 and insurance deposits.

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

NOTE 9. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Land	$24,724	$24,724
Building and improvements	90,233	36,617
Leasehold improvements	9,854	7,955
Computer equipment and software	169,309	156,169
Furniture and equipment	25,586	14,775
Transportation equipment	973,739	863,956
Construction in process	902	45,248
	1,294,347	1,149,444
Less: Accumulated depreciation	(510,664)	(467,993)
Property and Equipment, net	$783,683	$681,451

Depreciation expense related to property and equipment was $103.1 million, $95.5 million and $95.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 10. Long-Term Debt and Financing Arrangements

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

We have standby letters of credit that expire in 2023. As of December 31, 2022 and December 31, 2021, our letters of credit were $43.4 million and $41.3 million, respectively.

As of December 31, 2022 and December 31, 2021, we had no borrowings under our respective credit agreements and our unused and available borrowings were $306.6 million and $308.7 million, respectively. We were in compliance with the financial covenants in our debt agreements as of December 31, 2022 and December 31, 2021.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	December 31,	December 31,
	2022	2021

Interim funding for equipment received and expected to be converted to an equipment note in subsequent year; interest paid at a variable rate	$6,137	$17,186

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022; interest is paid monthly at a fixed annual rate between 2.07% and 5.82%	177,295	-

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	78,359	94,766

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	43,955	63,308

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	20,751	34,432

Secured Equipment Notes due on various dates in 2023 commencing on various dates from 2015 to 2019; interest is paid monthly at a fixed annual rate between 2.20% and 4.20%	15,968	61,824

Secured Equipment Notes due on various dates in 2022 commencing on various dates from 2015 to 2017; interest is paid monthly at a fixed annual rate of between 2.20% and 2.96%	-	3,236

	342,465	274,752

Less current portion	(101,741)	(97,273)
Total long-term debt	$240,724	$177,479

Aggregate principal payments, in thousands, due subsequent to December 31, 2022, are as follows:

Year 1	$101,741
Year 2	82,809
Year 3	73,645
Year 4	57,317
Year 5	26,953
$342,465

NOTE 11. Leases

In accordance with ASC 842, “Leases,” (“ASC 842”) which requires lessees to recognize a right-of-use asset (“ROU”) and a lease obligation for all leases, we made an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.

As of December 31, 2022, we recorded $103.3 million of ROU assets and $109.3 million of lease liabilities on our consolidated balance sheet. As of December 31, 2021, we recorded $45.3 million of ROU assets and $47.5 million of lease liabilities on our consolidated balance sheet. The increase in ROU assets and lease liabilities was primarily the result of the TAGG acquisition. The lease liabilities recognized are measured based upon the present value of minimum future payments. The ROU assets are equal to lease liabilities upon initial recording, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheets.

Hub currently does not have any variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate). Some leases have options to extend or terminate the agreement, which management assesses in determining the estimated lease term. If any of the options to extend a lease are exercised, this change will be reflected as a remeasurement of the ROU asset and lease liability accordingly. As of December 31, 2022, the ROU asset and lease liabilities do not reflect any options to extend or terminate a lease as management is not reasonably certain it will exercise any of these options. Also, current leases do not contain any restrictions or covenants imposed by the leases or residual value guarantees.

As of December 31, 2022, Hub signed new property lease contracts which had not commenced. Based on the present value of the lease payments, the estimated ROU assets and lease liabilities related to these contracts will total approximately $74.4 million.

Discount rates are not specified on the individual lease contracts at the commencement date. To determine the present value of the lease payments, Hub used its incremental borrowing rate which was determined based on Hub’s credit standing and factoring in the current 12-month SOFR rate published at the time of the lease commencement. This incremental borrowing rate represents the rate of interest that Hub would have to pay to borrow on a collateralized basis over a similar term and amounts equal to the lease payments in a similar economic environment.

The following table summarizes the lease costs (in thousands), which are included in transportation costs and general and administrative costs in the accompanying consolidated statement of income:

	Years Ended December 31,
	2022	2021	2020

Amortization of finance right-of-use assets	$2,075	$2,304	$2,309
Interest on finance lease liabilities	13	29	135
Finance lease cost	2,088	2,333	2,444

Operating lease cost	21,232	12,343	10,946
Short-term lease cost	379	171	238
Sublease income	(251)	(327)	(469)
Total lease cost	$23,448	$14,520	$13,159

The following table represents the maturity of operating and finance lease liabilities (in thousands):

	December 31, 2022
	Operating Leases	Finance Leases	Total
Year 1	$33,547	$1,179	$34,726
Year 2	29,618	-	29,618
Year 3	24,081	-	24,081
Year 4	16,300	-	16,300
Year 5	9,136	-	9,136
Thereafter	5,618	-	5,618
Total	118,300	1,179	119,479
Imputed interest	10,196	4	10,200
Present value of lease payments	108,104	1,175	109,279
Less: current lease liabilities	29,547	1,175	30,722
Long-term lease liabilities	$78,557	$-	$78,557

	December 31, 2021
	Operating Leases	Finance Leases	Total
Year 1	$12,253	$1,257	$13,510
Year 2	9,904	-	9,904
Year 3	8,133	-	8,133
Year 4	6,842	-	6,842
Year 5	5,320	-	5,320
Thereafter	6,436	-	6,436
Total	48,888	1,257	50,145
Imputed interest	2,608	6	2,614
Present value of lease payments	46,280	1,251	47,531
Less: current lease liabilities	11,364	1,251	12,615
Long-term lease liabilities	$34,916	$-	$34,916

The following table presents supplemental cash flow and noncash information related to leases:

	Years Ended December 31,
	2022	2021	2020
Operating cash flows from operating leases	$19,135	$11,523	$9,419
Financing cash flows from finance leases	2,093	2,682	3,066
Operating cash flows from finance leases	13	29	135
Cash paid for lease liabilities	$21,241	$14,234	$12,620

Right-of-use assets obtained in exchange for new	$(2,017)	$(72)	$(71)
financing lease liabilities (net of disposals)
Rights-of-use assets obtained in exchange for new	$77,178	$11,684	$17,875
operating lease liabilities (net of disposals)

The weighted average remaining lease term and discount rates as of December 31, are as follows (in thousands):

	December 31, 2022	December 31, 2021
Weighted average remaining lease term — finance leases	0.6 years	0.6 years
Weighted average remaining lease term — operating leases	4.06 years	5.11 years

Weighted average discount rate — finance leases	1.20%	1.56%
Weighted average discount rate — operating leases	4.51%	2.14%

NOTE 12. Internal-Use Software

We capitalize internal and external costs, which include costs related to the development of our cloud computing or hosting arrangements, incurred to develop internal use software per ASC Subtopic 350-40. Refer to Note 1 "Description of Business and Summary of Significant Accounting Policies" for information regarding accounting policy.

We had total capitalized internal use software costs, which include costs related to the development of our cloud computing or hosting arrangements, net of accumulated amortization, of $57.3 million and $58.7 million as of December 31, 2022 and 2021, respectively. The 2022 balance consists of capitalized implementation costs of $11.4 million, net of accumulated amortization, related to our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $45.9 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet. The 2021 balance consists of capitalized implementation costs of $12.4 million, net of accumulated amortization, related our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $46.3 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet.

We capitalized total implementation and internal-use software costs of $15.7 million and $13.7 million in 2022 and 2021, respectively. Implementation and internal-use software costs are amortized, once ready for intended use, over its expected useful life or the term of the associated hosting arrangements of generally up to 10 years.

NOTE 13. Stock-Based Compensation Plans

The 2022 Long-Term Incentive Plan (the “2022 Incentive Plan”) was approved by the Board of Directors and subsequently approved by the Company’s stockholders at the 2022 annual meeting. Upon stockholder approval of the 2022 Incentive Plan, no further grants were authorized under the Company’s 2017 Long-Term Incentive Plan (referred to herein as the “2017 Incentive Plan”). The 2022 Incentive Plan authorizes a broad range of awards including stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares or units, other stock-based awards, and cash incentive awards to all employees (including the Company’s executive officers), directors, consultants, independent contractors or agents of us or a related company. The 2022 Incentive Plan is effective as of May 24, 2022.

As of December 31, 2022, 1,548,848 shares were available for future grant under the 2022 Incentive Plan.

We have awarded time-based restricted stock to our employees and the Company’s non-employee directors (“Outside Directors”). This restricted stock vests ratably (once per year) over a three to five-year period for recipients other than Outside Directors. Outside Directors’ restricted stock vests over a one-year period. In 2022, 2021 and 2020, we also granted performance-based restricted stock to our executive officers. The performance-based restricted stock vests upon the third anniversary of its issuance if certain financial targets are achieved.

Share-based compensation expense for 2022, 2021 and 2020 was $20.6 million, $20.1 million and $17.1 million or $15.7 million, $14.9 million and $13.1 million, net of taxes, respectively. Included in the 2022, 2021 and 2020 share-based compensation expense was $5.6 million, $5.8 million and $4.5 million of performance-based share expenses or $4.2 million, $4.3 million and $3.5 million, net of taxes, respectively.

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2022:

		Time-Based		Performance-Based
		Restricted Stock		Restricted Stock
		Weighted		Weighted
	Time-Based	Average	Performance-Based	Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested January 1, 2022	905,367	$59.00	128,954	$54.45
Granted	214,672	$82.91	55,794	$80.87
Vested	(272,410)	$55.02	(8,000)	$37.20
Forfeited	(117,409)	$60.59	(22,898)	$59.31
Non-vested at December 31, 2022	730,220	$67.22	153,850	$64.20

The following table summarizes the restricted stock granted during the respective years:

Time-based restricted stock grants	2022	2021	2020

Employees	191,644	510,017	312,855
Outside directors	23,028	24,563	26,341
Total	214,672	534,580	339,196

Weighted average grant date fair value	$82.91	$66.02	$52.07

Vesting period	1-5 years	1-5 years	1-5 years

The performance-based restricted stock granted in 2020 earned a 200% award therefore an additional 4,000 shares were issued to settle the award on the vesting date of January 2, 2023. The 2022 grant of performance-based restricted stock resulted in the issuance of 51,794 shares. The performance-based restricted stock grants were 79,608 in 2021 and 75,288 in 2020. The weighted average grant date fair value of these shares was $84.24 in 2022, $57.00 in 2021, and $51.07 in 2020.

The total fair value of restricted shares vested during the years ended December 31, 2022, 2021 and 2020 was $22.7 million, $25.4 million and $17.8 million, respectively.

As of December 31, 2022, 2021, and 2020, there was $41.3 million, $45.5 million and $27.5 million of unrecognized compensation cost related to non-vested time-based compensation, respectively, that is expected to be recognized over a weighted average period for 2022, 2021, and 2020 of 2.67 years, 3.11 years and 2.47 years, respectively.

Additionally, as of December 31, 2022, 2021, and 2020 there was $7.6 million, $6.5 million and $4.0 million of unrecognized compensation cost, respectively, related to the non-vested performance-based restricted stock compensation that is expected to be recognized over a weighted average period of 1.5 years for 2022, 2021 and 2020.

During January 2023, we granted 205,488 shares of restricted stock, which includes 53,437 performance-based shares and 131,915 time-based shares, to certain employees and 20,136 shares of restricted stock to our Outside Directors with a weighted average grant date fair value of $79.49. These time-based grants vest ratably (once per year) over a five-year period for employees and a one-year period for Outside Directors. Performance-based grants vest after three years.

NOTE 14. Employee Benefit Plans

We have a profit-sharing plan under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense related to the employer match for this plan of $6.7 million in 2022, $5.7 million in 2021 and $5.2 million in 2020.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, which was amended in 2008, participants can elect to defer certain compensation. Accounts grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2022 and 2021. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan which vests over three years with a maximum match equivalent to 3% of base salary. We incurred expense of $0.3 million per year related to the employer match for this plan in 2022, 2021 and 2020.

The liabilities related to these plans as of December 31, 2022 and 2021 were $17.8 million and $24.1 million, respectively.

NOTE 15. Legal Matters

The Company is involved in certain claims and pending litigation arising from the normal conduct of business, including putative class-action lawsuits involving employment related claims. Based on management's present knowledge, management does not believe that any potential unrecorded loss contingencies arising from these pending matters are likely to have a material adverse effect on the Company's overall financial position, operating results, or cash flows after taking into account any existing accruals for settlements or losses determined to be probable and estimable. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

NOTE 16. Stock Repurchase Plans

In October 2022, the Board authorized the purchase of up to $200 million of our Class A Common Stock pursuant to a share repurchase program (the “2022 Program”). Under the 2022 Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be modified, suspended, or discontinued at any time.

We purchased 1,478,665 shares for $118.1 million during 2022, 134,329 shares for $9.1 million during 2021 and 148,242 shares for $8.0 million in 2020. The table below summarizes the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during 2022. The shares repurchased to satisfy the mandatory tax withholding requirements do not reduce the repurchase authority under our share repurchase program. Shares purchased in connection with the related party transactions are presented as part of publicly announced plan because the transaction was separately approved by our Board of Directors. Refer to Note 17 “Related Party Transactions” for additional information.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
1/1/2022 - 1/31/2022	65,419	$84.24	-	$-
2/1/2022 - 2/28/2022	950	$78.31	-	$-
3/1/2022 - 3/31/2022	-	$-	-	$-
4/1/2022 - 4/30/2022	1,154	$67.13	-	$-
5/1/2022 - 5/31/2022	553	$71.92	-	$-
6/1/2022 - 6/30/2022	164	$69.47	-	$-
7/1/2022 - 7/31/2022	769	$71.17	-	$75,002
8/1/2022 - 8/31/2022	835,877	$82.67	835,849	$40,667
9/1/2022 - 9/30/2022	539,864	$75.34	539,769	$-
10/1/2022 - 10/31/2022	23,905	$73.20	-	$200,000
11/1/2022 - 11/30/2022	2,946	$78.12	-	$200,000
12/1/2022 - 12/31/2022	7,064	$78.44	-	$200,000
Total	1,478,665	$79.85	1,375,618	$200,000

NOTE 17. Related Party Transactions

In August 2022, the Company entered into a Common Stock Exchange and Repurchase Agreement (the “Agreement”) with entities affiliated with David P. Yeager, then the Company’s Chairman of the Board of Directors and Chief Executive Officer (collectively, the “DPY Entities”) and entities affiliated with Mark A. Yeager, the brother of David P. Yeager (collectively, the “MAY Entities”).

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

NOTE 18. Subsequent Event

We continually monitor and review our segment reporting structure in accordance with authoritative guidance to determine whether any changes have occurred that would impact our reportable segments. Because of the change in the Chief Operating Decision Maker (“CODM”) of the Company at the beginning of 2023, we are evaluating the potential realignment of the business and reportable segment information based on the information the CODM regularly reviews to evaluate performance for operating decision-making purposes, including evaluation and allocation of resources.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2022, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria), management concluded that our internal control over financial reporting was effective as of December 31, 2022.

On August 22, 2022, we completed the acquisition of TAGG. We are currently integrating processes, employees, technologies and operations. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), we excluded TAGG from our assessment of our internal control over financial reporting as of December 31, 2022. Management will continue to evaluate our internal controls over financial reporting as we complete our integration. As of December 31, 2022, TAGG represented 6.1% of total assets and 6.5% of net assets. For the year ended December 31, 2022, TAGG represented 1.2% of revenues and 0.3% of net income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hub Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hub Group, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TAGG Logistics, LLC (“TAGG”), which was acquired on August 22, 2022 and is included in the 2022 consolidated financial statements of the Company and constituted 6.1% and 6.5% of total and net assets, respectively, as of December 31, 2022 and 1.2% and 0.3% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TAGG.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(b), and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 24, 2023

Item 9B. OTHER INFORMATION

On February 22, 2023, David P. Yeager, Executive Chairman of the Board of Directors, Phillip D. Yeager, the Company’s President and Chief Executive Officer, other members of the Yeager family and certain trusts established for the benefit of certain members of the Yeager family (the “Yeager Entities”) entered into a stockholders’ agreement (the “DPY Stockholders’ Agreement”). The DPY Stockholders Agreement requires, among other things, that the Yeager Entities agree to vote all of their Class B Common Stock in accordance with the vote of the holders of a majority of such Class B Common Stock and that the Yeager Entities will hold a meeting prior to the Annual Meeting of Stockholders of the Company (the “Annual Meeting”) to determine how the Class B Common Stock will be voted on matters presented at the Annual Meeting. The forgoing descriptions of the DPY Stockholders’ Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is attached hereto as Exhibit 10.1 to this Annual Report.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees is contained under the captions “Who are the nominees this year” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in the 2023 Proxy Statement, which information under such captions is incorporated herein by reference. Information required by this Item 10 regarding our executive officers appears in Part I of this Annual Report under the caption “Information About Our Executive Officers,” which information under such caption is incorporated herein by reference.

(b) Code of Business Conduct and Ethics. The Company has adopted a Code of Business Conduct and Ethics (“Code”) that applies to all of our employees, officers and Board members. The Code is posted on the “Investors” section of our internet website at www.hubgroup.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Investor Relations, Hub Group, Inc. 2001 Hub Group Way, Oak Brook, Illinois 60523. We intend to provide any required disclosure of an amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our internet website located at www.hubgroup.com promptly following any such amendment or waiver. We may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

(c) Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to the registrant’s Board of Directors.

(d) Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts may be found under the captions “What functions are performed by the Audit, Compensation, and Nominating Committees” and “Does Hub Group have an audit committee financial expert serving on its Audit Committee,” in each case under the heading “Corporate Governance” in the 2023 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

(e) Compliance with Section 16(a) of the Exchange Act. Information required by this Item 10 regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of more than ten percent of the Company's equity securities is contained under the caption “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 regarding executive officer compensation is contained under the captions “Director Compensation” and “Executive Compensation” appearing in our 2023 Proxy Statement, which information under such captions is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information. The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	1,548,848
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,548,848

(b) Other Information. The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is contained under the caption “Security Ownership” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions with Management and Others” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.

The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2023 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2022 and December 31, 2021

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2022, December 31, 2021 and December 31, 2020

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2022, December 31, 2021 and December 31, 2020

Consolidated Statements of Cash Flows - Years ended December 31, 2022, December 31, 2021 and December 31, 2020

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

Item 16. FORM 10-K SUMMARY

None.

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for uncollectible trade accounts

	Balance at	Charged to	Charged to		Balance at
Year Ended	Beginning of	Costs &	Other		End of
December 31:	Year	Expenses	Accounts (1)	Deductions (2)	Year

2022	$20,061,000	$2,985,000	$15,557,000	$(23,000)	$38,580,000

2021	$8,280,000	$308,000	$11,510,000	$(37,000)	$20,061,000

2020	$6,910,000	$135,000	$1,242,000	$(7,000)	$8,280,000

Deferred tax valuation allowance

	Balance at	Charged to	Balance at
Year Ended	Beginning of	Costs &	End of
December 31:	Year	Expenses	Year

2022	$5,023,000	$(3,456,000)	$1,567,000

2021	$6,518,000	$(1,495,000)	$5,023,000

2020	$4,713,000	$1,805,000	$6,518,000

(1) Expected customer account adjustments charged to revenue and write-offs, net of recoveries.

(2) Represents bad debt recoveries.

S-1

INDEX TO EXHIBITS

Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q filed July 23, 2007)

3.2	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K filed February 23, 2016)

4.1	Description of Hub Group, Inc. Class A Common Stock, $.01 par value (filed herewithin)

10.1	DPY Stockholders’ Agreement dated February 22, 2023 (filed herewithin)

10.2	Common Stock Exchange and Repurchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed August 9, 2022)

10.3*

Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed February 22, 2008)

10.4*

Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-K filed February 22, 2008).

10.5

Credit Agreement, dated February 24, 2022, among the Registrant, the Guarantors, the Lenders and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed March 1, 2022)

10.6	Hub Group’s 2022 Long Term Incentive Plan (incorporated by reference from Exhibit A to the Registrant’s definitive proxy statement on Schedule 14A filed April 12, 2022)

10.7*

Form of Terms of Restricted Stock Award to Directors under Hub Group, Inc. 2017 and 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed May 16, 2017)

10.8*

Form of Terms of Restricted Stock Award to non-directors under Hub Group, Inc. 2017 and 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K dated May 10, 2017 and filed May 16, 2017)

10.9*

Form of Terms of Performance Based Restricted Stock Award under Hub Group, Inc. 2017 and 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed January 5, 2018)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

24.1	Powers of Attorney (included as part of the signature pages hereto)

31.1	Certification of Phillip D. Yeager, President, Chief Executive Officer and Director, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.1

31.2

Certification of Geoffrey F. DeMartino, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.2

32.1	Certification of Phillip D. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer respectively, Pursuant to 18 U.S.C. Section 1350

S-1

101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K

104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

* Management contract or compensatory plan or arrangement.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2023	HUB GROUP, INC.

	By	/s/ PHILLIP D. YEAGER
Phillip D. Yeager
President and Chief Executive Officer

We, the undersigned directors and officers of the registrant, hereby severally constitute Phillip D. Yeager and Geoffrey F. DeMartino, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the

S-1

capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Title	Date

/s/ Phillip D. Yeager	President, Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Phillip D. Yeager

/s/ Geoffrey F. DeMartino	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2023
Geoffrey F. DeMartino

/s/ Kevin W. Beth	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2023
Kevin W. Beth

/s/ David P. Yeager	Executive Chairman of the Board of Directors	February 24, 2023
David P. Yeager

/s/ Phillip D. Yeager	Director	February 24, 2023
Phillip D. Yeager

/s/ Mary H. Boosalis	Director	February 24, 2023
Mary H. Boosalis

/s/ Lisa Dykstra	Director	February 24, 2023
Lisa Dykstra

/s/ Michael E. Flannery	Director	February 24, 2023
Michael E. Flannery

/s/ James C. Kenny	Director	February 24, 2023
James C. Kenny

/s/ Peter B. McNitt	Director	February 24, 2023
Peter B. McNitt

/s/ Jenell Ross	Director	February 24, 2023
Jenell Ross

/s/ Martin P. Slark	Director	February 24, 2023
Martin P. Slark

/s/ Gary Yablon	Director	February 24, 2023
Gary Yablon

S-1