Form 10-Q
period 2023-03-31
Hub Group, Inc.
filed 2023-05-05
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023 or

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

On April 28, 2023, the registrant had 32,773,889 outstanding shares of Class A common stock, par value $.01 per share, and 574,903 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2023	2022
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$342,570	$286,642
Accounts receivable trade, net	696,789	716,190
Other receivables	4,300	3,967
Prepaid taxes	9,382	16,987
Prepaid expenses and other current assets	19,297	32,914
TOTAL CURRENT ASSETS	1,072,338	1,056,700

Restricted investments	19,187	18,065
Property and equipment, net	776,656	783,683
Right-of-use assets - operating leases	174,194	102,114
Right-of-use assets - financing leases	4,357	1,194
Other intangibles, net	190,235	197,386
Goodwill	629,407	629,402
Other assets	21,608	21,537
TOTAL ASSETS	$2,887,982	$2,810,081

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$330,260	$344,751
Accounts payable other	12,343	15,563
Accrued payroll	28,673	66,669
Accrued other	130,909	132,324
Lease liability - operating leases	35,248	29,547
Lease liability - financing leases	2,375	1,175
Current portion of long term debt	97,899	101,741
TOTAL CURRENT LIABILITIES	637,707	691,770

Long term debt	236,160	240,724
Non-current liabilities	47,725	43,505
Lease liability - operating leases	145,612	78,557
Lease liability - financing leases	1,890	-
Deferred taxes	159,840	155,923

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2023 and 2022	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 41,312,185 shares issued in both 2023 and 2022; 32,760,635 shares outstanding in 2023 and 32,646,621 shares outstanding in 2022.	413	413
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in both 2023 and 2022.	6	6
Additional paid-in capital	206,111	208,165
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,843,362	1,781,582
Accumulated other comprehensive loss	(180)	(214)
Treasury stock; at cost, 8,551,550 shares in 2023 and 8,665,564 shares in 2022.	(375,206)	(374,892)
TOTAL STOCKHOLDERS' EQUITY	1,659,048	1,599,602
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,887,982	$2,810,081

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022

Operating revenue	$1,152,265	$1,298,123

Operating expenses:
Purchased transportation and warehousing	866,931	995,265
Salaries and benefits	137,431	128,739
Depreciation and amortization	35,449	31,289
Insurance and claims	12,683	9,293
General and administrative	25,541	23,222
Gain on sale of assets, net	(3,975)	(4,745)
Total operating expenses	1,074,060	1,183,063

Operating income	78,205	115,060

Other income (expense):
Interest expense	(2,970)	(1,703)
Interest income	1,377	4
Other, net	38	132
Total other expense, net	(1,555)	(1,567)

Income before provision for income taxes	76,650	113,493

Provision for income taxes	14,870	25,990

Net income	61,780	87,503

Other comprehensive income:
Foreign currency translation adjustments	34	20

Total comprehensive income	$61,814	$87,523

Basic earnings per common share	$1.90	$2.60

Diluted earnings per common share	$1.88	$2.58

Basic weighted average number of shares outstanding	32,549	33,644
Diluted weighted average number of shares outstanding	32,838	33,966

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			of Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2021	41,887,088	$419	$189,256	$(15,458)	$1,424,634	$(207)	(7,317,058)	$(258,330)	$1,340,314
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(66,369)	(5,585)	(5,585)
Issuance of restricted stock awards, net of forfeitures	-	-	(4,807)	-	-	-	147,426	4,807	-
Share-based compensation expense	-	-	4,719	-	-	-	-	-	4,719
Net income	-	-	-	-	87,503	-	-	-	87,503
Foreign currency translation adjustment	-	-	-	-	-	20	-	-	20
Balance March 31, 2022	41,887,088	$419	$189,168	$(15,458)	$1,512,137	$(187)	(7,236,001)	$(259,108)	$1,426,971

Balance December 31, 2022	41,887,088	$419	$208,165	$(15,458)	$1,781,582	$(214)	(8,665,564)	$(374,892)	$1,599,602
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(95,514)	(7,606)	(7,606)
Issuance of restricted stock awards, net of forfeitures	-	-	(7,292)	-	-	-	209,528	7,292	-
Share-based compensation expense	-	-	5,238	-	-	-	-	-	5,238
Net income	-	-	-	-	61,780	-	-	-	61,780
Foreign currency translation adjustment	-	-	-	-	-	34	-	-	34
Balance March 31, 2023	41,887,088	$419	$206,111	$(15,458)	$1,843,362	$(180)	(8,551,550)	$(375,206)	$1,659,048

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$61,780	$87,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,810	35,193
Deferred taxes	4,901	5,286
Compensation expense related to share-based compensation plans	5,238	4,719
Gain on sale of assets, net	(3,975)	(4,745)
Changes in operating assets and liabilities, net of acquisition:
Restricted investments	(1,122)	2,759
Accounts receivable, net	18,951	(65,288)
Prepaid taxes	7,605	535
Prepaid expenses and other current assets	13,617	3,403
Other assets	(653)	(1,516)
Accounts payable	(17,705)	7,771
Accrued expenses	(40,065)	7,130
Non-current liabilities	(5,007)	(2,540)
Net cash provided by operating activities	89,375	80,210

Cash flows from investing activities:
Proceeds from sale of equipment	10,172	6,444
Purchases of property and equipment	(26,845)	(30,927)
Acquisitions	108	-
Net cash used in investing activities	(16,565)	(24,483)

Cash flows from financing activities:
Repayments of long-term debt	(29,237)	(26,024)
Stock withheld for payments of withholding taxes	(7,606)	(5,585)
Finance lease payments	(888)	(526)
Proceeds from issuance of debt	20,831	23,512
Net cash used in financing activities	(16,900)	(8,623)

Effect of exchange rate changes on cash and cash equivalents	18	8

Net increase in cash and cash equivalents	55,928	47,112
Cash and cash equivalents beginning of the period	286,642	159,784
Cash and cash equivalents end of the period	$342,570	$206,896

Supplemental disclosures of cash paid for:
Interest	$3,320	$1,870
Income taxes	$1,290	$620

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

Reclassifications: Due to presentation changes made in our consolidated income statement, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2023	2022

Net income for basic and diluted earnings per share	$61,780	$87,503

Weighted average shares outstanding - basic	32,549	33,644

Dilutive effect of restricted stock	289	322

Weighted average shares outstanding - diluted	32,838	33,966

Earnings per share - basic	$1.90	$2.60

Earnings per share - diluted	$1.88	$2.58

NOTE 3. Segment Reporting

As we have continued to expand our service offerings and diversify our business, we have also made changes to the financial information that our CEO, who has been identified as our Chief Operating Decision Maker (CODM), uses to make operating and capital decisions. Beginning with the first quarter of 2023, we concluded that we had two reportable segments: Intermodal and Transportation Solutions (“ITS”) and Logistics which are based primarily on the services each segment provides. Results for the quarter ended March 31, 2022 have been recast below to conform with the current period presentation. Our ITS Segment includes our asset-light business lines: intermodal and dedicated trucking. Our Logistics Segment includes our non-asset business lines: managed transportation, truck brokerage, final mile, consolidation, warehousing and fulfillment.

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment also includes our trucking operations which provides drayage for our intermodal service offering and serves our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of March 31, 2023, our trucking transportation operation consisted of approximately 2,300 tractors, 3,300 employee drivers and 4,400 trailers. We also contract for services with approximately 650 independent owner-operators. We arrange for the movement of our customers’ freight in one of our approximately 48,000 containers.

Logistics. Our Logistics segment offers a full range of trucking transportation services, including dry van, expedited, less-than-truckload, refrigerated and flatbed, all of which is provided by third party carriers with whom we contract. This segment also offers a wide range of logistics services including transportation management, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment, cross-docking and consolidation services. We leverage proprietary technology along with collaborative relationships with third party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our intermodal and transportation solutions segment.

Separate balance sheets are not prepared by segment, and as a result, assets are not separately identifiable or presented by segment. Our CEO uses consolidated asset information to make capital decisions.

The following tables summarize our financial and operating data by segment (in thousands):

	Three Months Ended
Operating Revenue	March 31,
	2023	2022
Intermodal and Transportation Solutions	$709,249	$776,570
Logistics	469,141	540,984
Inter-segment eliminations	(26,125)	(19,431)
Total operating revenue	$1,152,265	$1,298,123

	Three Months Ended
Operating Income	March 31,
	2023	2022
Intermodal and Transportation Solutions	$49,379	$85,696
Logistics	28,826	29,364
Total operating income	$78,205	$115,060

	Three Months Ended
Depreciation and Amortization	March 31,
	2023	2022
Intermodal and Transportation Solutions	$27,142	$24,375
Logistics	8,307	6,914
Total depreciation and amortization	$35,449	$31,289

NOTE 4. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the fair value of the Company’s fixed-rate borrowings was $7.5 million less than the historical carrying value of $334.1 million. As of December 31, 2022, the fair value of the Company's fixed-rate borrowings was $11.7 million less than the historical carrying value of $342.5 million. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of March 31, 2023 and December 31, 2022, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts and money market accounts.

Restricted investments included $19.2 million and $18.1 million as of March 31, 2023 and December 31, 2022, respectively, of mutual funds which are reported at fair value. These investments relate to our nonqualified deferred compensation plan and insurance deposits.

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

We have standby letters of credit that expire in 2023. As of March 31, 2023 and December 31, 2022, our letters of credit were $43.4 million.

As March 31, 2023 and December 31, 2022, we had no borrowings under the Credit Agreement and our unused and available borrowings were $306.6 million. We were in compliance with our debt covenants as of March 31, 2023 and December 31, 2022.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	March 31,	December 31,
	2023	2022

Interim funding for equipment received and expected to be converted to an equipment note in subsequent year; interest paid at a variable rate	$4,124	$6,137

Secured Equipment Notes due on various dates in 2028 commencing on various dates in 2023; interest is paid monthly at a fixed annual rate between 5.21% and 5.57%	17,627	-

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022 and 2023; interest is paid monthly at a fixed annual rate between 2.07% and 5.82%	173,504	177,295

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	73,257	78,359

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	40,079	43,955

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	17,202	20,751

Secured Equipment Notes due on various dates in 2023 commencing on various dates from 2016 to 2019; interest is paid monthly at a fixed annual rate between 2.20% and 4.10%	8,266	15,968

	334,059	342,465

Less current portion	(97,899)	(101,741)
Total long-term debt	$236,160	$240,724

NOTE 6. Legal Matters

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

Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. All forward-looking statements made by us in this report are based upon information available to us on the date of this report and speak only as of the date in which they are made. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those identified in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”) include the following as they may be affected, either individually, or in the aggregate, by the effect of the ongoing COVID-19 pandemic, including any spikes, outbreaks or variants of the virus, as well as any future government actions taken in response to the pandemic, including on our business operations, as well as its impact on general economic and financial market conditions and on our customers, counterparties, employees and third-party service providers:

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

EXECUTIVE SUMMARY

We are a leading supply chain solutions provider in North America that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our service offerings include a full range of freight transportation and logistics services, some of which are provided by assets we own and operate, and some of which are provided by third parties with whom we contract. Our services include intermodal, truckload, less-than-truckload, flatbed, temperature-controlled, dedicated and regional trucking. Other services include full outsource logistics solutions, transportation management services, freight consolidation, warehousing and fulfillment, final mile delivery, parcel and international services.

We service a large and diversified customer base in a broad range of industries, including retail, consumer products and durable goods. We believe our strategy to offer multi-modal supply chain management solutions serves to strengthen and deepen our relationships with our customers and allows us to provide a more cost effective and higher service solution.

Beginning in first quarter 2023, we have two reportable segments - Intermodal and Transportation Solutions, and Logistics, which are based primarily on the services each segment provides. Results for the quarter ended March 31, 2022, have been recast to conform with the current period presentation.

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment also includes our trucking operations which provides drayage for our intermodal service offering and serves our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. We arrange for the movement of our customers’ freight in one of our approximately 48,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services (referred to as “drayage”) between origin or destination and rail terminals are provided by our own trucking operations and third-parties with whom we contract. As of March 31, 2023, our trucking transportation operation consisted of approximately 2,300 tractors, 3,300 employee drivers and 4,400 trailers. We also contract for services with approximately 650 independent owner-operators.

Logistics. Our Logistics segment offers a full range of trucking transportation services, including dry van, expedited, less-than-truckload, refrigerated and flatbed, all of which is provided by third party carriers with whom we contract. This segment also offers a wide range of logistics services including transportation management, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment, cross-docking and consolidation services. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. Our business operates or has access to approximately 9.5 million square feet of warehousing and cross-dock space across North America, to which our customers ship their goods to be stored and distributed to destinations including residences, retail stores and other commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements

In August 2022, we acquired TAGG Logistics, LLC which enhanced our presence in the consolidation and fulfillment space and added a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition added scale to our logistics segment.

We are working on several yield enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 63% of revenue for the three months ended March 31, 2023, while one customer accounted for more than 10% of our quarterly revenue in 2023. We use various performance indicators to manage our business. We closely monitor profit levels for our top customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service levels are also monitored closely.

Uncertainties and risks to our outlook include the following: inflation, a slowdown in consumer spending (driven by, among other factors, rising inflation, rapid increases in gasoline prices, recession, increases in interest rates, and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, an increase of retailers' inventory levels, a significant increase in transportation supply in the marketplace, aggressive pricing actions by our competitors and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, all of which could have a materially negative impact on our revenue, profitability and cash flow in 2023.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table summarizes our operating revenue by segment (in thousands):

	Three Months Ended
Operating Revenue	March 31,
	2023	2022
Intermodal and Transportation Solutions	$709,249	$776,570
Logistics	469,141	540,984
Inter-segment eliminations	(26,125)	(19,431)
Total operating revenue	$1,152,265	$1,298,123

	Three Months Ended
Operating Income	March 31,
	2023	2022
Intermodal and Transportation Solutions	$49,379	$85,696
Logistics	28,826	29,364
Total operating income	$78,205	$115,060

Operating Revenue

Total consolidated operating revenue decreased 11% to $1,152 million in 2023 from $1,298 million in 2022.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 9% to $709 million primarily due to a 12% decrease in intermodal volume, partially offset by a 3% increase in intermodal revenue per load (price, fuel, and mix) and a 5% increase in dedicated revenue resulting from growth of existing customers. ITS operating income decreased to $49 million, 7% of revenue, as compared to $86 million, 11% of revenue, in the prior year due to lower volume, higher equipment costs and lower surcharges. These headwinds were partially offset by lower drayage costs as we increased the portion of drayage handled on our own fleet to 74% in first quarter 2023 as compared to 58% in the prior year, as well as an improvement in profitability at our Dedicated service line.

Logistics revenue decreased 13% to $469 million primarily due to lower revenue per load in our brokerage business line and lower managed transportation business line revenue, partially offset by revenue from TAGG. First quarter operating income was 6% of revenue as compared to 5% last year. Operating income was unchanged at $29 million, as lower revenue was offset by lower purchased transportation costs and our yield management initiatives.

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2023		2022

Operating revenue	$1,152,265	100.0%	$1,298,123	100.0%

Operating expenses:
Purchased transportation and warehousing	866,931	75.2%	995,265	76.7%
Salaries and benefits	137,431	11.9%	128,739	9.9%
Depreciation and amortization	35,449	3.1%	31,289	2.4%
Insurance and claims	12,683	1.1%	9,293	0.7%
General and administrative	25,541	2.2%	23,222	1.8%
Gain on sale of assets, net	(3,975)	0.3%	(4,745)	0.4%
Total operating expenses	1,074,060	93.2%	1,183,063	91.1%

Operating income	$78,205	6.8%	$115,060	8.9%

CONSOLIDATED OPERATING EXPENSES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 13% to $867 million in 2023 from $995 million in 2022.

Purchased transportation and warehousing costs declined as compared to prior year due to lower volumes, reductions in third party carrier costs per load and decreased use of third-party carriers for drayage in ITS, partially offset by higher equipment and rail costs in ITS.

Salaries and Benefits

Salaries and benefits increased to $137 million in 2023 from $129 million in 2022. As a percentage of revenue, salaries and benefits increased to 11.9% in 2023 from 9.9% in 2022.

The salaries and benefits increase of $8 million was primarily due to $28 million of incremental expense related to growth of our driver and warehouse employee headcount, partially offset by a $19 million reduction in office employee compensation due to lower headcount and lower incentive compensation expense.

Headcount, which includes drivers, warehouse personnel and office employees, was 6,084 and 4,784 as of March 31, 2023 and 2022, respectively. The increase in headcount related primarily to drivers as we have expanded the portion of drayage coverage handled by our own fleet, as well as the acquisition of TAGG, which added 669 warehouse employees.

Depreciation and Amortization

Depreciation and amortization expense increased to $35 million in 2023 from $31 million in 2022. This increase was related primarily to increased container and tractor depreciation expense as well as the amortization of intangibles related to the acquisition of TAGG. This expense, as a percentage of revenue, increased to 3.1% in 2023 from 2.4% in 2022. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense increased to $13 million in 2023 from $9 million in 2022. This increase was related primarily to increased workers compensation costs and auto liability expenses not covered by insurance deductibles which increased due to an increase in mileage run on our own trucking fleet. These expenses, as a percentage of revenue, increased to 1.1% in 2023 from 0.7% in 2022.

General and Administrative

General and administrative expenses increased to $26 million in 2023 from $23 million in 2022. These expenses, as a percentage of revenue, increased to 2.2% in 2023 from 1.8% in 2022.

The increase in general and administrative expenses was primarily due to an increase in rent expense, professional services expense and IT software expense partially due to the acquisition of TAGG, partially offset by lower legal expenses.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $4 million in 2023 from $5 million in 2022. The decrease in net gains resulted from lower average gain per unit sold in 2023 as compared to 2022. These gains, as a percentage of revenue, decreased to 0.3% in 2023 from 0.4% in 2022.

Other Income (Expense)

Other expense remained consistent at $2 million in both 2023 and in 2022. Interest expense increased to $3.0 million in 2023 from $2.0 million in 2022. This increase was due primarily to higher interest rates on our debt. Interest income increased to $1 million in 2023 due to higher interest rates on our cash balance.

Provision for Income Taxes

The provision for income taxes decreased to $15 million in 2023 from $26 million in 2022. We provided for income taxes using an effective rate of 19.4% in 2023 and an effective rate of 22.9% in 2022. The first quarter 2023 effective tax rate of 19.4% benefitted primarily from a change in state apportionment methodology.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of March 31, 2023, we had $343 million of cash and $19 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. Payments for our other investing activities, investments in warehousing improvements and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities including the purchase of treasury stock has been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing or financing cash needs, though it is available to fund future cash requirements as needed. In the last three years, we have funded our business acquisitions from cash on hand, though in the future we may elect to fund these activities through a combination of cash on hand, borrowings on our Credit Facility, or from issuance of secured or unsecured debt. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the three months ended March 31, 2023 was $89 million, which resulted primarily from net income of $62 million plus non-cash charges of $52 million, partially offset by changes in operating assets and liabilities of $25 million.

Cash provided by operating activities totaled $89 million in 2023 compared to $80 million in 2022. The $9 million increase in cash flow was primarily due to increases in the change of assets and liabilities of $23 million and non-cash charges of $12 million, partially offset by a decrease in net income of $26 million.

Net cash used in investing activities for the three months ended March 31, 2023 was $17 million which resulted from capital expenditures of $27 million, partially offset by proceeds from the sale of equipment of $10 million. Capital expenditures of $27 million related primarily to tractors of $14 million, containers of $6 million, technology investments of $4 million and the remainder for leasehold improvements.

Capital expenditures decreased by approximately $4 million in 2023 as compared to 2022. The 2023 decrease was due to decreases in container purchases of $6 million and spend on our corporate headquarters of $4 million. These decreases were partially offset by increased tractor purchases of $3 million, leasehold improvements of $2 million and increased spend for technology investments of $1 million.

In 2023, we estimate capital expenditures will range from $140 million to $150 million. This range is lower than the estimate we disclosed in our 2022 10-K of $170 million to $190 million, as we have reduced our planned purchase of containers in 2023. We expect transportation equipment purchases to range from $116 million to $124 million and technology and other investments will range from $24 million to $26 million. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in financing activities for the three months ended March 31, 2023 was $17 million which includes repayments of long-term debt of $29 million, cash for stock tendered for payments of withholding taxes of $8 million and finance lease payments of $1 million, partially offset by the proceeds from the issuance of debt of $21 million. Debt incurred in 2023 was used to fund the purchase of transportation equipment.

The $8 million increase in cash used in financing activities for 2023 versus 2022 was primarily due to the increase in repayments of long-term debt of $3 million, less proceeds from the issuance of debt of $3 million and an increase in cash paid for stock related to employee withholding taxes of $2 million.

As a result of anticipated favorable timing differences, primarily related to depreciation and compensation, we expect our cash paid for income taxes in 2023 to be less than our income tax expense.

See Note 5 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2023. As of March 31, 2023 and December 31, 2022, our letters of credit were $43 million.

At March 31, 2023, and December 31, 2022, we had no borrowings under the Credit Agreement and our unused and available borrowings were $307 million. We were in compliance with our debt covenants as of March 31, 2023 and December 31, 2022.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of March 31, 2023 from that presented in our 2022 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of March 31, 2023, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 22, 2022, we completed the acquisition of TAGG. We are currently integrating processes, employees, technologies and operations. Management will continue to evaluate our internal controls over financial reporting as we complete our integration.

PART II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 6 “Legal Matters” to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

Investing in shares of our stock involves certain risks, including those identified and described in Part I, Item 1A of our 2022 10-K, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Forward-Looking Information” in Part I, Item 2 of this Quarterly Report on Form 10-Q and in our other filings with the SEC.

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

We purchased 95,514 shares for $7.6 million during the first quarter of 2023 and 66,369 shares for $5.6 million during the first quarter of 2022 related to employee withholding upon vesting of restricted stock. The table below gives information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the first quarter of 2023. These shares do not reduce the repurchase authority under the 2022 Program.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the 2022 Program
	Purchased	Per Share	Announced Plan	(in 000’s)
January 2023	94,610	$79.49	-	$200,000
February 2023	904	$93.49	-	$200,000
March 2023	-	$-	-	$200,000
Total	95,514	$79.62	-	$200,000

Item 6. Exhibits

The exhibits included as part of the Form 10-Q are set forth in the Exhibit Index immediately preceding such Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated By-Laws of Hub Group, Inc., effective as of February 23, 2023

31.1	Certification of Phillip D. Yeager, Chief Executive Officer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.1.

31.2

Certification of Geoffrey F. DeMartino, Executive Vice President, Chief Financial Officer and Treasurer, Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 is attached hereto as Exhibit 31.2.

32.1	Certification of Phillip D. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer, respectively, Pursuant to 18 U.S.C. Section 1350.
101

Interactive data files for Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Consolidated Statements of Stockholders’ Equity; (iv) the Unaudited Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements. XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (formatted in Inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	May 5, 2023	/s/ Geoffrey F. DeMartino
Geoffrey F. DeMartino
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)