Form 10-Q
period 2023-06-30
Hub Group, Inc.
filed 2023-08-04
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023 or

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

Registrant’s telephone number, including area code

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

On July 28, 2023, the registrant had 31,415,349 outstanding shares of Class A common stock, par value $.01 per share, and 574,903 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2023	2022
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$342,429	$286,642
Accounts receivable trade, net	612,163	716,190
Other receivables	4,612	3,967
Prepaid taxes	15,258	16,987
Prepaid expenses and other current assets	15,445	32,914
TOTAL CURRENT ASSETS	989,907	1,056,700

Restricted investments	20,262	18,065
Property and equipment, net	783,127	783,683
Right-of-use assets - operating leases	167,681	102,114
Right-of-use assets - financing leases	3,744	1,194
Other intangibles, net	183,634	197,386
Goodwill	629,407	629,402
Other assets	22,280	21,537
TOTAL ASSETS	$2,800,042	$2,810,081

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$293,005	$344,751
Accounts payable other	12,213	15,563
Accrued payroll	23,292	66,669
Accrued other	128,825	132,324
Lease liability - operating leases	35,687	29,547
Lease liability - financing leases	2,365	1,175
Current portion of long-term debt	98,350	101,741
TOTAL CURRENT LIABILITIES	593,737	691,770

Long-term debt	238,213	240,724
Non-current liabilities	48,832	43,505
Lease liability - operating leases	141,450	78,557
Lease liability - financing leases	1,288	-
Deferred taxes	165,786	155,923

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2023 and 2022	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 41,312,185 shares issued in both 2023 and 2022; 31,402,008 shares outstanding in 2023 and 32,646,621 shares outstanding in 2022.	413	413
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in both 2023 and 2022.	6	6
Additional paid-in capital	214,356	208,165
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,889,867	1,781,582
Accumulated other comprehensive loss	(136)	(214)
Treasury stock; at cost, 9,910,177 shares in 2023 and 8,665,564 shares in 2022.	(478,312)	(374,892)
TOTAL STOCKHOLDERS' EQUITY	1,610,736	1,599,602
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,800,042	$2,810,081

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating revenue	$1,040,462	$1,401,456	$2,192,727	$2,699,579

Operating expenses:
Purchased transportation and warehousing	763,609	1,062,983	1,630,540	2,058,248
Salaries and benefits	141,823	129,499	279,254	258,238
Depreciation and amortization	35,386	32,244	70,835	63,533
Insurance and claims	11,676	10,645	24,359	19,938
General and administrative	26,757	36,213	52,298	59,435
Gain on sale of assets, net	(859)	(7,764)	(4,834)	(12,509)
Total operating expenses	978,392	1,263,820	2,052,452	2,446,883

Operating income	62,070	137,636	140,275	252,696

Other income (expense):
Interest expense	(3,116)	(1,407)	(6,086)	(3,110)
Interest income	2,087	5	3,463	9
Other, net	69	(195)	108	(63)
Total other expense, net	(960)	(1,597)	(2,515)	(3,164)

Income before provision for income taxes	61,110	136,039	137,760	249,532

Provision for income taxes	14,605	33,193	29,475	59,183

Net income	46,505	102,846	108,285	190,349

Other comprehensive income:
Foreign currency translation adjustments	44	(16)	78	4

Total comprehensive income	$46,549	$102,830	$108,363	$190,353

Basic earnings per common share	$1.45	$3.06	$3.35	$5.66

Diluted earnings per common share	$1.44	$3.03	$3.33	$5.61

Basic weighted average number of shares outstanding	32,037	33,651	32,293	33,647
Diluted weighted average number of shares outstanding	32,293	33,935	32,566	33,950

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			in Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Treasury Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance March 31, 2022	41,887,088	$419	$189,168	$(15,458)	$1,512,137	$(187)	(7,236,001)	$(259,108)	$1,426,971
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(1,871)	(130)	(130)
Issuance of restricted stock awards, net of forfeitures	-	-	917	-	-	-	(6,343)	(917)	-
Share-based compensation expense	-	-	5,518	-	-	-	-	-	5,518
Net income	-	-	-	-	102,846	-	-	-	102,846
Foreign currency translation adjustment	-	-	-	-	-	(16)	-	-	(16)
Balance June 30, 2022	41,887,088	$419	$195,603	$(15,458)	$1,614,983	$(203)	(7,244,215)	$(260,155)	$1,535,189

Balance March 31, 2023	41,887,088	$419	$206,111	$(15,458)	$1,843,362	$(180)	(8,551,550)	$(375,206)	$1,659,048
Purchase of treasury stock	-	-	-	-	-	-	(1,323,425)	(100,026)	(100,026)
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(2,695)	(212)	(212)
Issuance of restricted stock awards, net of forfeitures	-	-	2,868	-	-	-	(32,507)	(2,868)	-
Share-based compensation expense	-	-	5,377	-	-	-	-	-	5,377
Net income	-	-	-	-	46,505	-	-	-	46,505
Foreign currency translation adjustment	-	-	-	-	-	44	-	-	44
Balance June 30, 2023	41,887,088	$419	$214,356	$(15,458)	$1,889,867	$(136)	(9,910,177)	$(478,312)	$1,610,736

Balance December 31, 2021	41,887,088	$419	$189,256	$(15,458)	$1,424,634	$(207)	(7,317,058)	$(258,330)	$1,340,314
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(68,240)	(5,715)	(5,715)
Issuance of restricted stock awards, net of forfeitures	-	-	(3,890)	-	-	-	141,083	3,890	-
Share-based compensation expense	-	-	10,237	-	-	-	-	-	10,237
Net income	-	-	-	-	190,349	-	-	-	190,349
Foreign currency translation adjustment	-	-	-	-	-	4	-	-	4
Balance June 30, 2022	41,887,088	$419	$195,603	$(15,458)	$1,614,983	$(203)	(7,244,215)	$(260,155)	$1,535,189

Balance December 31, 2022	41,887,088	$419	$208,165	$(15,458)	$1,781,582	$(214)	(8,665,564)	$(374,892)	$1,599,602
Purchase of treasury stock	-	-	-	-	-	-	(1,323,425)	(100,026)	(100,026)
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(98,209)	(7,818)	(7,818)
Issuance of restricted stock awards, net of forfeitures	-	-	(4,424)	-	-	-	177,021	4,424	-
Share-based compensation expense	-	-	10,615	-	-	-	-	-	10,615
Net income	-	-	-	-	108,285	-	-	-	108,285
Foreign currency translation adjustment	-	-	-	-	-	78	-	-	78
Balance June 30, 2023	41,887,088	$419	$214,356	$(15,458)	$1,889,867	$(136)	(9,910,177)	$(478,312)	$1,610,736

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$108,285	$190,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,474	71,922
Impairment of right-of-use asset	2,012	-
Deferred taxes	10,837	3,279
Compensation expense related to share-based compensation plans	10,615	10,237
Gain on sale of assets	(4,834)	(12,509)
Changes in operating assets and liabilities:
Restricted investments	(2,197)	5,200
Accounts receivable, net	103,270	(93,767)
Prepaid taxes	1,729	(2,166)
Prepaid expenses and other current assets	17,469	9,664
Other assets	(1,899)	(2,517)
Accounts payable	(55,085)	3,380
Accrued expenses	(47,700)	23,251
Non-current liabilities	(12,595)	(5,588)
Net cash provided by operating activities	221,381	200,735

Cash flows from investing activities:
Proceeds from sale of equipment	15,135	18,584
Purchases of property and equipment	(65,635)	(85,942)
Cash used in acquisition	108	-
Net cash used in investing activities	(50,392)	(67,358)

Cash flows from financing activities:
Purchase of treasury stock	(100,026)	-
Repayments of long-term debt	(56,191)	(54,114)
Stock withheld for payments of withholding taxes	(7,818)	(5,715)
Finance lease payments	(1,501)	(1,059)
Proceeds from issuance of debt	50,289	66,194
Net cash (used in) provided by financing activities	(115,247)	5,306

Effect of exchange rate changes on cash and cash equivalents	45	9

Net increase in cash and cash equivalents	55,787	138,692
Cash and cash equivalents beginning of the period	286,642	159,784
Cash and cash equivalents end of the period	$342,429	$298,476

Supplemental disclosures of cash paid for:
Interest	$6,688	$3,710
Income taxes	$14,410	$58,082

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 10-K”). Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

Reclassifications: Due to presentation changes made in our consolidated income statement, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income for basic and diluted earnings per share	$46,505	$102,846	$108,285	$190,349

Weighted average shares outstanding - basic	32,037	33,651	32,293	33,647

Dilutive effect of restricted stock	256	284	273	303

Weighted average shares outstanding - diluted	32,293	33,935	32,566	33,950

Earnings per share - basic	$1.45	$3.06	$3.35	$5.66

Earnings per share - diluted	$1.44	$3.03	$3.33	$5.61

NOTE 3. Segment Reporting

As we have continued to expand our service offerings and diversify our business, we have also made changes to the financial information that our CEO, who has been identified as our Chief Operating Decision Maker (CODM), uses to make operating and capital decisions. Beginning with the first quarter of 2023, we concluded that we had two reportable segments: Intermodal and Transportation Solutions (“ITS”) and Logistics which are based primarily on the services each segment provides. Results for the three and six months ended June 30, 2022 have been recast below to conform with the current period presentation. Our ITS segment includes our asset-light business lines: intermodal and dedicated trucking. Our Logistics segment includes our non-asset business lines: managed transportation, truck brokerage, final mile, consolidation, warehousing and fulfillment.

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment also includes our trucking operations which provides drayage for our intermodal service offering and serves our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of June 30, 2023, our trucking transportation operation consisted of approximately 2,400 tractors, 3,200 employee drivers and 4,400 trailers. We also contract for services with approximately 560 independent owner-operators. We arrange for the movement of our customers’ freight in one of our approximately 49,000 containers.

Logistics. Our Logistics segment offers a full range of trucking transportation services, including dry van, expedited, less-than-truckload, refrigerated and flatbed, all of which is provided by third party carriers with whom we contract. This segment also offers a wide range of logistics services including transportation management, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment, cross-docking, consolidation services and final mile delivery. We leverage proprietary technology along with collaborative relationships with third party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our ITS segment.

Separate balance sheets are not prepared by segment, and as a result, assets are not separately identifiable or presented by segment. Our CEO uses consolidated asset information to make capital decisions.

The following tables summarize our financial and operating data by segment (in thousands):

	Three Months Ended		Six Months Ended
Operating Revenue	June 30,		June 30,
	2023	2022	2023	2022
Intermodal and Transportation Solutions	$614,632	$875,150	$1,323,881	$1,651,720
Logistics	453,549	548,613	922,690	1,089,597
Inter-segment eliminations	(27,719)	(22,307)	(53,844)	(41,738)
Total operating revenue	$1,040,462	$1,401,456	$2,192,727	$2,699,579

	Three Months Ended		Six Months Ended
Operating Income	June 30,		June 30,
	2023	2022	2023	2022
Intermodal and Transportation Solutions	$31,777	$100,601	$80,981	$186,297
Logistics	30,293	37,035	59,294	66,399
Total operating income	$62,070	$137,636	$140,275	$252,696

	Three Months Ended		Six Months Ended
Depreciation and Amortization	June 30,		June 30,
	2023	2022	2023	2022
Intermodal and Transportation Solutions	$27,117	$25,383	$54,003	$49,758
Logistics	8,269	6,861	16,832	13,775
Total depreciation and amortization	$35,386	$32,244	$70,835	$63,533

NOTE 4. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the fair value of the Company’s fixed-rate borrowings was $9.0 million less than the historical carrying value of $336.6 million. As of December 31, 2022, the fair value of the Company's fixed-rate borrowings was $11.7 million less than the historical carrying value of $342.5 million. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of June 30, 2023 and December 31, 2022, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts and money market accounts.

Restricted investments included $20.3 million and $18.1 million as of June 30, 2023 and December 31, 2022, respectively, of mutual funds which are reported at fair value. These investments relate to our nonqualified deferred compensation plan and insurance deposits.

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

We have standby letters of credit that expire in 2023 and 2024. As of June 30, 2023 and December 31, 2022, our letters of credit were $0.9 million and $43.4 million, respectively.

As of June 30, 2023 and December 31, 2022, we had no borrowings under the Credit Agreement and our unused and available borrowings were $349.1 million and $306.6 million, respectively. We were in compliance with our debt covenants as of June 30, 2023 and December 31, 2022.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):	June 30,	December 31,
	2023	2022
Interim funding for equipment received and expected to be converted to an equipment note in subsequent year; interest paid at a variable rate	$10,768	$6,137

Secured Equipment Notes due on various dates in 2028 commencing on various dates in 2023; interest is paid monthly at a fixed annual rate between 5.21% and 5.99%	39,546	-

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022 and 2023; interest is paid monthly at a fixed annual rate between 2.07% and 5.82%	164,549	177,295

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	68,004	78,359

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	36,195	43,955

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	13,740	20,751

Secured Equipment Notes due on various dates in 2023 commencing on various dates from 2016 to 2019; interest is paid monthly at a fixed annual rate between 2.20% and 4.10%	3,761	15,968
	336,563	342,465
Less current portion	(98,350)	(101,741)
Total long-term debt	$238,213	$240,724

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this section and other parts of this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that might cause the actual performance of the Company to differ materially from those expressed or implied by this discussion and, therefore, should be viewed with caution. Further information on the risks that may affect the Company’s business is included in filings it makes with the SEC from time to time, including those discussed under the “Risk Factors” section in the 2022 10-K and subsequent filings. The Company assumes no obligation to update any such forward-looking statements.

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

Beginning in first quarter 2023, we have two reportable segments - Intermodal and Transportation Solutions, and Logistics, which are based primarily on the services each segment provides. Results for the for the three and six months ended June 30, 2022, have been recast to conform with the current period presentation.

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment also includes our trucking operations which provides drayage for our intermodal service offering and serves our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. We arrange for the movement of our customers’ freight in one of our approximately 49,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services (referred to as “drayage”) between origin or destination and rail terminals are provided by our own trucking operations and third-parties with whom we contract. As of June 30, 2023, our trucking transportation operation consisted of approximately 2,400 tractors, 3,200 employee drivers and 4,400 trailers. We also contract for services with approximately 560 independent owner-operators.

Logistics. Our Logistics segment offers a full range of trucking transportation services, including dry van, expedited, less-than-truckload, refrigerated and flatbed, all of which is provided by third party carriers with whom we contract. This segment also offers a wide range of logistics services including transportation management, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment, cross-docking, consolidation services and final mile delivery. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. Our business operates or has access to approximately 9.5 million square feet of warehousing and cross-dock space across North America, to which our customers ship their goods to be stored and distributed to destinations including residences, retail stores and other commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

In August 2022, we acquired TAGG Logistics, LLC which enhanced our presence in the consolidation and fulfillment space and added a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition added scale to our logistics segment.

We are working on several yield enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 63% of revenue for the six months ended June 30, 2023, while one customer accounted for more than 10% of our revenue for the six months ended June 30, 2023. We use various performance indicators to manage our business. We closely monitor profit levels for our top customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service levels are also monitored closely.

Uncertainties and risks to our outlook include the following: inflation, a slowdown in consumer spending (driven by, among other factors, rising inflation, an economic recession, increases in interest rates, and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, an increase of retailers’ inventory levels, a significant increase in transportation supply in the marketplace, aggressive pricing actions by our competitors and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, all of which could have a materially negative impact on our revenue, profitability and cash flow in 2023.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table summarizes our operating revenue by segment (in thousands):

	Three Months Ended
Operating Revenue	June 30,
	2023	2022
Intermodal and Transportation Solutions	$614,632	$875,150
Logistics	453,549	548,613
Inter-segment eliminations	(27,719)	(22,307)
Total operating revenue	$1,040,462	$1,401,456

The following table summarizes our operating income by segment (in thousands):

	Three Months Ended
Operating Income	June 30,
	2023	2022
Intermodal and Transportation Solutions	$31,777	$100,601
Logistics	30,293	37,035
Total operating income	$62,070	$137,636

Total consolidated operating revenue decreased 26% to $1,040 million in 2023 from $1,401 million in 2022.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 30% to $615 million primarily due to a 17% decrease in intermodal volume driven by elevated retailer inventory levels and soft import activity that impacted demand for our services, an 18% decrease in intermodal revenue per load (primarily due to lower price, fuel prices and mix) and a 7% decline in dedicated revenues due to lost customers partially offset by growth with existing and new customers.

ITS operating income decreased to $32 million, 5% of revenue, as compared to $101 million, 11% of revenue in the prior year due to lower volume, lower customer rates, higher equipment costs and lower surcharges and accessorial income. These headwinds were partially offset by lower drayage costs as we increased the portion of drayage handled on our own fleet to 79% in the second quarter of 2023 as compared to 62% in the prior year, as well as an improvement in profitability at our Dedicated service line.

Logistics revenue decreased 17% to $454 million primarily driven by lower revenue per load in our brokerage service line and lower managed transportation service line revenue, partially offset by revenue from TAGG. Brokerage volumes declined 1% compared to the prior year. Operating income was 7% of revenue in both 2023 and 2022. Operating income was $30 million as compared to $37 million last year, as lower revenue was partially offset by lower purchased transportation costs and our yield management initiatives.

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue (in thousands):

	Three Months Ended
	June 30,
	2023		2022

Operating revenue	$1,040,462	100.0%	$1,401,456	100.0%

Operating expenses:
Purchased transportation and warehousing	763,609	73.4%	1,062,983	75.9%
Salaries and benefits	141,823	13.6%	129,499	9.2%
Depreciation and amortization	35,386	3.4%	32,244	2.3%
Insurance and claims	11,676	1.1%	10,645	0.8%
General and administrative	26,757	2.6%	36,213	2.6%
Gain on sale of assets, net	(859)	-0.1%	(7,764)	-0.6%
Total operating expenses	978,392	94.0%	1,263,820	90.2%

Operating income	$62,070	6.0%	$137,636	9.8%

CONSOLIDATED OPERATING EXPENSES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 28% to $764 million in 2023 from $1,063 million in 2022.

Purchased transportation and warehousing costs declined as compared to prior year due to lower volumes, reductions in third party carrier costs, decreased use of third-party carriers for drayage in ITS and a change in method of estimating accruals for certain costs, partially offset by higher equipment costs.

Salaries and Benefits

Salaries and benefits increased to $142 million in 2023 from $129 million in 2022. As a percentage of revenue, salaries and benefits increased to 13.6% in 2023 from 9.2% in 2022.

This increase was primarily due to $30 million of incremental expense related to growth of our driver and warehouse employee headcount, partially offset by an $18 million reduction in office employee compensation due to lower headcount and lower incentive compensation expense.

Headcount, which includes drivers, warehouse personnel and office employees, was 5,864 and 4,783 as of June 30, 2023 and 2022, respectively. The increase in headcount related primarily to drivers as we have expanded the portion of drayage coverage handled by our own fleet, as well as the acquisition of TAGG, which added 671 warehouse employees.

Depreciation and Amortization

Depreciation and amortization expense increased to $35 million in 2023 from $32 million in 2022. This increase was primarily due to increased container and tractor depreciation expense as well as the amortization of intangibles related to the acquisition of TAGG. This expense, as a percentage of revenue, increased to 3.4% in 2023 from 2.3% in 2022. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense increased to $12 million in 2023 from $11 million in 2022. This increase was primarily due to increased auto liability expenses not covered by insurance which increased due to an increase in mileage run on our own trucking fleet. These expenses, as a percentage of revenue, increased to 1.1% in 2023 from 0.8% in 2022.

General and Administrative

General and administrative expenses decreased to $27 million in 2023 from $36 million in 2022. These expenses, as a percentage of revenue, remained consistent at 2.6% in both 2023 and in 2022.

This decrease was primarily due to a decrease in legal and acquisition-related expenses, bad debt expense and professional services expense including IT software expense, partially offset by increased expense due to the acquisition of TAGG and higher rent expense.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $1 million in 2023 from $8 million in 2022. This decrease resulted from both less units sold and a lower average gain per unit sold in 2023 as compared to 2022. These gains, as a percentage of revenue, decreased to 0.1% in 2023 from 0.6% in 2022.

Other Income (Expense)

Other expense decreased to $1 million in 2023 from $2 million in 2022. Interest expense increased due primarily to higher interest rates on our debt to $3 million in 2023 from $1 million in 2022. This increase was offset by increased interest income to $2 million in 2023 due to higher interest rates on our cash balance.

Provision for Income Taxes

The provision for income taxes decreased to $15 million in 2023 from $33 million in 2022. We provided for income taxes using an effective rate of 23.9% in 2023 and an effective rate of 24.4% in 2022. The second quarter 2023 effective tax rate of 23.9% benefitted primarily from a change in state apportionment methodology.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following table summarizes our operating revenue by segment (in thousands):

	Six Months Ended
Operating Revenue	June 30,
	2023	2022
Intermodal and Transportation Solutions	$1,323,881	$1,651,720
Logistics	922,690	1,089,597
Inter-segment eliminations	(53,844)	(41,738)
Total operating revenue	$2,192,727	$2,699,579

The following table summarizes our operating income by segment (in thousands):

	Six Months Ended
Operating Income	June 30,
	2023	2022
Intermodal and Transportation Solutions	$80,981	$186,297
Logistics	59,294	66,399
Total operating income	$140,275	$252,696

Total consolidated operating revenue decreased 19% to $2,193 million in 2023 from $2,700 million in 2022.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 20% to $1,324 million primarily due to a 15% decrease in intermodal volume driven by elevated retailer inventory levels and soft import activity that impacted demand for our services, an 8% decrease in intermodal revenue per load (primarily due to lower price, fuel prices and mix) and a 1% decline in dedicated revenues due to lost customers, partially offset by growth with existing and new customers.

ITS operating income decreased to $81 million, 6% of revenue, as compared to $186 million, 11% of revenue, in the prior year due to lower volume, lower customer rates, higher equipment costs and lower surcharges and accessorial income. These headwinds were partially offset by lower drayage costs as we increased the portion of drayage handled on our own fleet to 76% in the first six months of 2023 as compared to 60% in the prior year, as well as an improvement in profitability at our Dedicated service line.

Logistics revenue decreased 15% to $923 million primarily driven by lower revenue per load in our brokerage service line and lower managed transportation service line revenue, partially offset by revenue from TAGG. Operating income was 6% of revenue in both 2023 and 2022. Operating income was $59 million as compared to $66 million last year, as lower revenue was partially offset by lower purchased transportation costs and our yield management initiatives.

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue (in thousands):

	Six Months Ended
	June 30,
	2023		2022

Operating revenue	$2,192,727	100.0%	$2,699,579	100.0%

Operating expenses:
Purchased transportation and warehousing	1,630,540	74.4%	2,058,248	76.2%
Salaries and benefits	279,254	12.7%	258,238	9.6%
Depreciation and amortization	70,835	3.2%	63,533	2.4%
Insurance and claims	24,359	1.1%	19,938	0.7%
General and administrative	52,298	2.4%	59,435	2.2%
Gain on sale of assets, net	(4,834)	-0.2%	(12,509)	-0.5%
Total operating expenses	2,052,452	93.6%	2,446,883	90.6%

Operating income	$140,275	6.4%	$252,696	9.4%

CONSOLIDATED OPERATING EXPENSES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 21% to $1,631 million in 2023 from $2,058 million in 2022.

Purchased transportation and warehousing costs declined as compared to prior year due to lower volumes, reductions in third party carrier costs and decreased use of third-party carriers for drayage in ITS, partially offset by higher equipment costs.

Salaries and Benefits

Salaries and benefits increased to $279 million in 2023 from $258 million in 2022. As a percentage of revenue, salaries and benefits increased to 12.7% in 2023 from 9.6% in 2022.

This increase was primarily due to $58 million of incremental expense related to growth of our driver and warehouse employee headcount, partially offset by a $37 million reduction in office employee compensation due to lower headcount and lower incentive compensation expense.

Depreciation and Amortization

Depreciation and amortization expense increased to $71 million in 2023 from $64 million in 2022. This increase was primarily due to increased container and tractor depreciation expense as well as the amortization of intangibles related to the acquisition of TAGG. This expense, as a percentage of revenue, increased to 3.2% in 2023 from 2.4% in 2022. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense increased to $24 million in 2023 from $20 million in 2022. This increase was primarily due to increased workers compensation costs and auto liability expenses not covered by insurance which increased due to an increase in mileage run on our own trucking fleet. These expenses, as a percentage of revenue, increased to 1.1% in 2023 from 0.7% in 2022.

General and Administrative

General and administrative expenses decreased to $52 million in 2023 from $59 million in 2022. These expenses, as a percentage of revenue, increased to 2.4% in 2023 from 2.2% in 2022.

This decrease was primarily due to a decrease in legal and acquisition-related expenses, bad debt expense and professional services expense including IT software expense, partially offset by increased expense due to the acquisition of TAGG and higher rent expense.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $5 million in 2023 from $13 million in 2022. The decrease resulted from both less units sold and a lower average gain per unit sold in 2023 as compared to 2022. These gains, as a percentage of revenue, decreased to 0.2% in 2023 from 0.5% in 2022.

Other Income (Expense)

Other expense remained consistent at $3 million in both 2023 and in 2022. Interest expense increased to $6 million in 2023 from $3 million in 2022. This increase was due primarily to higher interest rates on our debt. Interest income increased to $3 million in 2023 due to higher interest rates on our cash balance.

Provision for Income Taxes

The provision for income taxes decreased to $29 million in 2023 from $59 million in 2022. We provided for income taxes using an effective rate of 21.4% in 2023 and an effective rate of 23.7% in 2022. The effective tax rate for the six months ended June 30, 2023 of 21.4% benefitted primarily from a change in state apportionment methodology.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of June 30, 2023, we had $342 million of cash and $20.3 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. Payments for our other investing activities, investments in warehousing improvements and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities including the purchase of treasury stock has been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing or financing cash needs, though it is available to fund future cash requirements as needed. In the last three years, we have funded our business acquisitions from cash on hand, though in the future we may elect to fund these activities through a combination of cash on hand, borrowings on our Credit Facility, or from issuance of secured or unsecured debt. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the six months ended June 30, 2023 was approximately $221 million, which resulted primarily from net income of $108 million plus non-cash charges of $110 million and changes in operating assets and liabilities of $3 million.

Cash provided by operating activities totaled $221 million in 2023 compared to $201 million in 2022. The $20 million increase in cash flow was primarily due to increases in a positive change in operating assets and liabilities of $65 million, primarily due to a decrease in the accounts receivable balance, an increase in non-cash charges of $37 million partially offset by a decrease in net income of $82 million.

Net cash used in investing activities for the six months ended June 30, 2023 was $50 million which resulted from capital expenditures of $66 million, partially offset by proceeds from the sale of equipment of $15 million. Capital expenditures of $66 million related primarily to tractors of $35 million, containers of $14 million, technology investments of $8 million, warehouse equipment of $7 million and leasehold improvements of $2 million.

Capital expenditures decreased by approximately $20 million in 2023 as compared to 2022. The 2023 decrease was due to lower spend on our corporate headquarters of $15 million, decreases in container purchases of $14 million and technology investments of $7 million. These decreases were partially offset by increases in the purchase of tractors and warehouse equipment of $7 million each and leasehold improvements of $2 million.

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

Net cash used in financing activities for the six months ended June 30, 2023 was $115 million which includes purchases of treasury stock of $100 million, repayments of long-term debt of $56 million, cash for stock tendered for payments of withholding taxes of $8 million and finance lease payments of $1 million, partially offset by proceeds from the issuance of debt of $50 million. Debt incurred in 2023 was used to fund the purchase of transportation equipment.

The $121 million increase in cash used in financing activities for 2023 versus 2022 was primarily due to the increase in the purchase of treasury stock of $100 million, less proceeds from the issuance of debt of $16 million and increases in both cash paid for stock related to employee withholding taxes and repayments of long-term debt of $2 million each.

As a result of anticipated favorable timing differences, primarily related to depreciation and compensation, we expect our cash paid for income taxes in 2023 to be less than our income tax expense.

See Note 5 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2023 and 2024. As of June 30, 2023 and December 31, 2022, our letters of credit were $1 million and $43 million, respectively.

As of June 30, 2023, and December 31, 2022, we had no borrowings under the Credit Agreement and our unused and available borrowings were $349 million and $307 million, respectively. We were in compliance with our debt covenants as of June 30, 2023 and December 31, 2022.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of June 30, 2023 from that presented in our 2022 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of June 30, 2023, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On August 22, 2022, we completed the acquisition of TAGG. We are currently integrating processes, employees, technologies and operations. Management will continue to evaluate our internal controls over financial reporting as we complete our integration.

PART II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 6 “Legal Matters” to the Consolidated Financial Statements included in Part I, Item 1. “Financial Statements.”

Item 1A. Risk Factors

Investing in shares of our stock involves certain risks, including those identified and described in Part I, Item 1A of our 2022 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business and stock price can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, the Board authorized the purchase of up to $200 million of our Class A Common Stock pursuant to a share repurchase program (the “2022 Program”). Under the 2022 Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be modified, suspended or discontinued at any time. We purchased 1,323,425 shares under this authorization during the first six months of 2023.

We purchased 2,695 shares for $0.2 million during the second quarter of 2023 related to withholding upon vesting of restricted stock. The table below includes information on a monthly basis regarding the number of shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the second quarter of 2023. These shares do not reduce the repurchase authority under the 2022 Program.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
April 2023	1,284	$83.47	-	$200,000
May 2023	761,063	$74.19	759,714	$143,638
June 2023	563,773	$77.41	563,711	$100,000
Total	1,326,120	$75.57	1,323,425	$100,000

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Hub Group, Inc. (Amended as of June 26, 2023)

31.1	Rule 13a-14(a) Certification of Phillip D. Yeager, Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Geoffrey F. DeMartino, Chief Financial Officer.

32.1	Section 1350 Certifications of Phillip D. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer, respectively.
101	Inline XBRL Document Set for the unaudited consolidated financial statements and accompanying notes in Part 1, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the exhibit 101 Inline XBRL Document Set.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: August 4, 2023	/s/ Geoffrey F. DeMartino
Geoffrey F. DeMartino
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)