Form 10-Q
period 2023-09-30
Hub Group, Inc.
filed 2023-11-03
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023 or

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

On October 27, 2023, the registrant had 31,191,969 outstanding shares of Class A common stock, par value $.01 per share, and 574,903 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2023	2022
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$400,686	$286,642
Accounts receivable trade, net	630,794	716,190
Other receivables	5,590	3,967
Prepaid taxes	19,095	16,987
Prepaid expenses and other current assets	26,649	32,914
TOTAL CURRENT ASSETS	1,082,814	1,056,700

Restricted investments	19,809	18,065
Property and equipment, net	789,842	783,683
Right-of-use assets - operating leases	193,698	102,114
Right-of-use assets - financing leases	3,142	1,194
Other intangibles, net	177,032	197,386
Goodwill	629,772	629,402
Other assets	22,023	21,537
TOTAL ASSETS	$2,918,132	$2,810,081

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$345,451	$344,751
Accounts payable other	15,368	15,563
Accrued payroll	26,088	66,669
Accrued other	124,860	132,324
Lease liability - operating leases	39,688	29,547
Lease liability - financing leases	2,060	1,175
Current portion of long-term debt	102,773	101,741
TOTAL CURRENT LIABILITIES	656,288	691,770

Long-term debt	243,834	240,724
Non-current liabilities	48,496	43,505
Lease liability - operating leases	165,229	78,557
Lease liability - financing leases	997	-
Deferred taxes	174,220	155,923

STOCKHOLDERS' EQUITY:
Preferred stock: $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2023 and 2022	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 41,312,185 shares issued in both 2023 and 2022; 31,188,571 shares outstanding in 2023 and 32,646,621 shares outstanding in 2022.	413	413
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in both 2023 and 2022.	6	6
Additional paid-in capital	220,247	208,165
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,920,325	1,781,582
Accumulated other comprehensive loss	(167)	(214)
Treasury stock; at cost, 10,123,614 shares in 2023 and 8,665,564 shares in 2022.	(496,298)	(374,892)
TOTAL STOCKHOLDERS' EQUITY	1,629,068	1,599,602
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,918,132	$2,810,081

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating revenue	$1,024,835	$1,355,407	$3,217,562	$4,054,987

Operating expenses:
Purchased transportation and warehousing	772,650	1,023,052	2,403,190	3,081,299
Salaries and benefits	138,503	137,666	417,757	395,904
Depreciation and amortization	36,065	33,542	106,899	97,075
Insurance and claims	11,681	17,615	36,041	37,553
General and administrative	24,146	34,382	76,445	93,819
Gain on sale of assets, net	(765)	(8,588)	(5,599)	(21,097)
Total operating expenses	982,280	1,237,669	3,034,733	3,684,553

Operating income	42,555	117,738	182,829	370,434

Other income (expense):
Interest expense	(3,537)	(2,190)	(9,623)	(5,301)
Interest income	2,838	40	6,302	50
Other, net	(188)	(384)	(81)	(446)
Total other expense, net	(887)	(2,534)	(3,402)	(5,697)

Income before provision for income taxes	41,668	115,204	179,427	364,737

Provision for income taxes	11,209	27,879	40,684	87,063

Net income	30,459	87,325	138,743	277,674

Other comprehensive income:
Foreign currency translation adjustments	(31)	(35)	47	(31)

Total comprehensive income	$30,428	$87,290	$138,790	$277,643

Basic earnings per common share	$0.98	$2.63	$4.35	$8.29

Diluted earnings per common share	$0.97	$2.61	$4.31	$8.21

Basic weighted average number of shares outstanding	31,139	33,145	31,908	33,480
Diluted weighted average number of shares outstanding	31,493	33,521	32,208	33,807

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

				Purchase Price
	Class A & B			in Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance June 30, 2022	41,887,088	$419	$195,603	$(15,458)	$1,614,983	$(203)	(7,244,215)	$(260,155)	$1,535,189
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(892)	(63)	(63)
Purchase of treasury stock	-	-	-	-	-	-	(945,497)	(75,000)	(75,000)
Purchase of treasury stock from related party	-	-	-	-	-	-	(430,121)	(34,767)	(34,767)
Issuance of restricted stock awards, net of forfeitures	-	-	2,318	-	-	-	(14,901)	(2,318)	-
Share-based compensation expense	-	-	4,736	-	-	-	-	-	4,736
Net income	-	-	-	-	87,325	-	-	-	87,325
Foreign currency translation adjustment	-	-	-	-	-	(35)	-	-	(35)
Balance September 30, 2022	41,887,088	$419	$202,657	$(15,458)	$1,702,308	$(238)	(8,635,626)	$(372,303)	$1,517,385

Balance June 30, 2023	41,887,088	$419	$214,356	$(15,458)	$1,889,867	$(136)	(9,910,177)	$(478,312)	$1,610,736
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(2,324)	(185)	(185)
Purchase of treasury stock	-	-	-	-	-	-	(208,330)	(17,326)	(17,326)
Issuance of restricted stock awards, net of forfeitures	-	-	475	-	-	-	(2,783)	(475)	-
Share-based compensation expense	-	-	5,416	-	-	-	-	-	5,416
Net income	-	-	-	-	30,459	-	-	-	30,459
Foreign currency translation adjustment	-	-	-	-	-	(31)	-	-	(31)
Balance September 30, 2023	41,887,088	$419	$220,247	$(15,458)	$1,920,325	$(167)	(10,123,614)	$(496,298)	$1,629,068

Balance December 31, 2021	41,887,088	$419	$189,256	$(15,458)	$1,424,634	$(207)	(7,317,058)	$(258,330)	$1,340,314
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(69,132)	(5,778)	(5,778)
Purchase of treasury stock	-	-	-	-	-	-	(945,497)	(75,000)	(75,000)
Purchase of treasury stock from related party	-	-	-	-	-	-	(430,121)	(34,767)	(34,767)
Issuance of restricted stock awards, net of forfeitures	-	-	(1,572)	-	-	-	126,182	1,572	-
Share-based compensation expense	-	-	14,973	-	-	-	-	-	14,973
Net income	-	-	-	-	277,674	-	-	-	277,674
Foreign currency translation adjustment	-	-	-	-	-	(31)	-	-	(31)
Balance September 30, 2022	41,887,088	$419	$202,657	$(15,458)	$1,702,308	$(238)	(8,635,626)	$(372,303)	$1,517,385

Balance December 31, 2022	41,887,088	$419	$208,165	$(15,458)	$1,781,582	$(214)	(8,665,564)	$(374,892)	$1,599,602
Stock withheld for payments of withholding taxes	-	-	-	-	-	-	(100,533)	(8,003)	(8,003)
Purchase of treasury stock	-	-	-	-	-	-	(1,531,755)	(117,352)	(117,352)
Issuance of restricted stock awards, net of forfeitures	-	-	(3,949)	-	-	-	174,238	3,949	-
Share-based compensation expense	-	-	16,031	-	-	-	-	-	16,031
Net income	-	-	-	-	138,743	-	-	-	138,743
Foreign currency translation adjustment	-	-	-	-	-	47	-	-	47
Balance September 30, 2023	41,887,088	$419	$220,247	$(15,458)	$1,920,325	$(167)	(10,123,614)	$(496,298)	$1,629,068

Note: Some amounts may not foot due to rounding.

See notes to unaudited consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$138,743	$277,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,775	111,413
Impairment of right-of-use asset	2,012	5,361
Deferred taxes	18,832	(1,427)
Compensation expense related to share-based compensation plans	16,031	14,973
Gain on sale of assets	(5,599)	(21,097)
Changes in operating assets and liabilities:
Restricted investments	(1,744)	7,368
Accounts receivable, net	83,664	(55,994)
Prepaid taxes	(2,108)	(1,408)
Prepaid expenses and other current assets	6,161	6,818
Other assets	(2,515)	(3,381)
Accounts payable	516	(21,169)
Accrued expenses	(46,243)	41,165
Non-current liabilities	(21,848)	(9,825)
Net cash provided by operating activities	322,677	350,471

Cash flows from investing activities:
Proceeds from sale of equipment	20,208	33,994
Purchases of property and equipment	(105,667)	(157,664)
Cash provided by (used in) acquisitions	108	(102,661)
Net cash used in investing activities	(85,351)	(226,331)

Cash flows from financing activities:
Purchase of treasury stock	(117,352)	(75,000)
Repayments of long-term debt	(80,965)	(81,905)
Stock withheld for payments of withholding taxes	(8,003)	(5,778)
Finance lease payments	(2,097)	(1,582)
Proceeds from issuance of debt	85,107	127,017
Purchase of treasury stock from related party	-	(34,767)
Net cash used in financing activities	(123,310)	(72,015)

Effect of exchange rate changes on cash and cash equivalents	28	12

Net increase in cash and cash equivalents	$114,044	$52,137
Cash and cash equivalents beginning of the period	$286,642	$159,784
Cash and cash equivalents end of the period	$400,686	$211,921

Supplemental disclosures of cash paid for:
Interest	$9,547	$5,840
Income taxes	$23,260	$96,165

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2023 and results of operations for the three and nine months ended September 30, 2023 and 2022.

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

NOTE 2. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$30,459	$87,325	$138,743	$277,674

Weighted average shares outstanding - basic	31,139	33,145	31,908	33,480

Dilutive effect of restricted stock	354	376	300	327

Weighted average shares outstanding - diluted	31,493	33,521	32,208	33,807

Earnings per share - basic	$0.98	$2.63	$4.35	$8.29

Earnings per share - diluted	$0.97	$2.61	$4.31	$8.21

NOTE 3. Segment Reporting

As we have continued to expand our service offerings and diversify our business, we have also made changes to the financial information that our CEO, who has been identified as our Chief Operating Decision Maker (CODM), uses to make operating and capital decisions. Beginning with the first quarter of 2023, we concluded that we had two reportable segments: Intermodal and Transportation Solutions (“ITS”) and Logistics which are based primarily on the services each segment provides. Results for the three and nine months ended September 30, 2023 have been recast below to conform with the current period presentation. Our ITS segment includes our asset-light business lines: intermodal and dedicated trucking. Our Logistics segment includes our non-asset business lines: managed transportation, truck brokerage, final mile, consolidation, warehousing and fulfillment.

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery (referred to as “drayage”) as well as high service local and regional trucking transportation using equipment dedicated to their needs. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of September 30, 2023, our trucking transportation operation consisted of approximately 2,300 tractors, 3,100 employee drivers and 4,400 trailers. We also contract for services with approximately 480 independent owner-operators.

Logistics. Our Logistics segment offers a wide range of services including transportation management, freight brokerage services, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment, cross-docking, consolidation services and final mile delivery. These services include a full range of trucking transportation services, including dry van, expedited, less-than-truckload, refrigerated and flatbed, all of which is provided by third party carriers with whom we contract. We also leverage proprietary technology along with collaborative relationships with third party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our ITS segment.

Separate balance sheets are not prepared by segment, and as a result, assets are not separately identifiable or presented by segment. Our CEO uses consolidated asset information to make capital decisions.

The following tables summarize our financial and operating data by segment (in thousands):

	Three Months Ended		Nine Months Ended
Operating Revenue	September 30,		September 30,
	2023	2022	2023	2022
Intermodal and Transportation Solutions	$595,308	$856,001	$1,919,189	$2,507,722
Logistics	460,309	525,178	1,382,999	1,614,775
Inter-segment eliminations	(30,782)	(25,772)	(84,626)	(67,510)
Total operating revenue	$1,024,835	$1,355,407	$3,217,562	$4,054,987

	Three Months Ended		Nine Months Ended
Operating Income	September 30,		September 30,
	2023	2022	2023	2022
Intermodal and Transportation Solutions	$13,484	$86,772	$94,639	$273,069
Logistics	29,071	30,966	88,190	97,365
Total operating income	$42,555	$117,738	$182,829	$370,434

	Three Months Ended		Nine Months Ended
Depreciation and Amortization	September 30,		September 30,
	2023	2022	2023	2022
Intermodal and Transportation Solutions	$27,493	$26,020	$81,751	$75,778
Logistics	8,572	7,522	25,148	21,297
Total depreciation and amortization	$36,065	$33,542	$106,899	$97,075

NOTE 4. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2023 and December 31, 2022. As of September 30, 2023, the fair value of the Company’s fixed-rate borrowings was $8.9 million less than the historical carrying value of $346.6 million. As of December 31, 2022, the fair value of the Company's fixed-rate borrowings was $11.7 million less than the historical carrying value of $342.5 million. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of September 30, 2023 and December 31, 2022, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts and money market accounts.

Restricted investments included $19.8 million and $18.1 million as of September 30, 2023 and December 31, 2022, respectively, of mutual funds which are reported at fair value. These investments relate to our non-qualified deferred compensation plan and insurance deposits.

Our assets and liabilities measured at fair value are based on valuation techniques that consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, which are observable either directly or indirectly (Level 2), or unobservable inputs (Level 3). Cash and cash equivalents, mutual funds, accounts receivable and accounts payable are defined as “Level 1,” while long-term debt is defined as “Level 2” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

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

We have standby letters of credit that expire in 2023 and 2024. As of September 30, 2023, and December 31, 2022, our letters of credit totaled $0.9 million and $43.4 million, respectively.

As of September 30, 2023 and December 31, 2022, we had no borrowings under the Credit Agreement and our unused and available borrowings were $349.1 million and $306.6 million, respectively. We were in compliance with our debt covenants as of September 30, 2023 and December 31, 2022.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	September 30,	December 31,
	2023	2022

Interim funding for equipment received and expected to be converted to an equipment note in subsequent year; interest paid at a variable rate	$34,322	$6,137

Secured Equipment Notes due on various dates in 2028 commencing on various dates in 2023; interest is paid monthly at a fixed annual rate between 5.21% and 6.30%	48,836	-

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022 and 2023; interest is paid monthly at a fixed annual rate between 2.07% and 5.82%	155,746	177,295

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	63,109	78,359

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	32,675	43,955

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	10,729	20,751

Secured Equipment Notes due on various dates in 2023 commencing on various dates from 2016 to 2019; interest is paid monthly at a fixed annual rate between 2.70% and 4.10%	1,190	15,968

	346,607	342,465

Less current portion	(102,773)	(101,741)
Total long-term debt	$243,834	$240,724

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

NOTE 7. Subsequent Event

In October 2023, our Board of Directors (the "Board") authorized the purchase of up to $250 million of our Class A Common Stock pursuant to a share repurchase program that replaces prior share repurchase programs. Under the Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares, and the program may be modified, suspended, or discontinued at any time.

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

Beginning in first quarter 2023, we have two reportable segments - Intermodal and Transportation Solutions, and Logistics, which are based primarily on the services each segment provides. Results for the three and nine months ended September 30, 2022, have been recast to conform with the current period presentation.

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery as well as high service local and regional trucking transportation using equipment dedicated to their needs. In 2023, approximately 77% of our drayage services was provided by our own fleet. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of September 30, 2023, our trucking transportation operation consisted of approximately 2,300 tractors, 3,100 employee drivers and 4,400 trailers. We also contract for services with approximately 480 independent owner-operators.

Logistics. Our Logistics segment offers a wide range of services including transportation management, freight brokerage services, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment, cross-docking, consolidation services and final mile delivery. These services include a full range of trucking transportation services, including dry van, expedited, less-than-truckload, refrigerated and flatbed, all of which is provided by third party carriers with whom we contract. We also leverage proprietary technology along with collaborative relationships with third party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our ITS segment. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. Our business operates or has access to approximately 10 million square feet of warehousing and cross-dock space across North America, to which our customers ship their goods to be stored and distributed to destinations including residences, retail stores and other commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

In August 2022, we acquired TAGG Logistics, LLC which enhanced our presence in the consolidation and fulfillment space and added a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition added scale to our logistics segment.

We are working on several yield enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 63% of revenue for the nine months ended September 30, 2023, while one customer accounted for more than 10% of our revenue for the nine months ended September 30, 2023. We use various performance indicators to manage our business. We closely monitor profit levels for our top customers. We also evaluate on-time performance, customer service, cost per load and outstanding accounts receivable by customer. Vendor cost changes and vendor service levels are also monitored closely.

Uncertainties and risks to our outlook include the following: inflation, increased healthcare costs, a slowdown in consumer spending (driven by, among other factors, rising inflation, increases in interest rates, an economic recession and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, an increase of retailers’ inventory levels, the ability of customers to pay our accounts receivable, a significant increase in transportation supply in the marketplace, aggressive pricing actions by our competitors and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, all of which could have a materially negative impact on our revenue, profitability and cash flow in 2023.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table summarizes our operating revenue by segment (in thousands):

	Three Months Ended
Operating Revenue	September 30,
	2023	2022
Intermodal and Transportation Solutions	$595,308	$856,001
Logistics	460,309	525,178
Inter-segment eliminations	(30,782)	(25,772)
Total operating revenue	$1,024,835	$1,355,407

The following table summarizes our operating income by segment (in thousands):

	Three Months Ended
Operating Income	September 30,
	2023	2022
Intermodal and Transportation Solutions	$13,484	$86,772
Logistics	29,071	30,966
Total operating income	$42,555	$117,738

Total consolidated operating revenue decreased 24% to $1,025 million in 2023 from $1,355 million in 2022.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 30% to $595 million primarily due to a 16% decrease in intermodal volume due to low transportation demand and an oversupply of truckload carrier capacity, a 20% decrease in intermodal revenue per load (primarily due to lower price, fuel prices and mix) and a 6% decline in dedicated revenues due to lost customers partially offset by growth with existing and new customers.

ITS operating income decreased to $13 million, 2% of revenue, as compared to $87 million, 10% of revenue in the prior year, due to lower customer rates, volume and accessorials. These headwinds were partially offset by lower drayage costs, rail expenses and equipment costs. In third quarter 2023, we increased the portion of drayage handled on our own fleet to 78% as compared to 62% in the prior year.

Logistics revenue decreased 12% to $460 million primarily driven by lower revenue per load in our brokerage service line, partially offset by performance of our managed transportation, consolidation and final mile service lines, as well as contribution from our fulfillment business. Brokerage volumes increased 5% compared to the prior year. Operating income was 6% of revenue in both 2023 and 2022. Operating income was $29 million as compared to $31 million last year, as lower revenue was partially offset by lower purchased transportation costs and our yield management initiatives.

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue (in thousands):

	Three Months Ended
	September 30,
	2023		2022

Operating revenue	$1,024,835	100.0%	$1,355,407	100.0%

Operating expenses:
Purchased transportation and warehousing	772,650	75.4%	1,023,052	75.5%
Salaries and benefits	138,503	13.5%	137,666	10.1%
Depreciation and amortization	36,065	3.5%	33,542	2.5%
Insurance and claims	11,681	1.1%	17,615	1.3%
General and administrative	24,146	2.4%	34,382	2.5%
Gain on sale of assets, net	(765)	-0.1%	(8,588)	-0.6%
Total operating expenses	982,280	95.8%	1,237,669	91.3%

Operating income	$42,555	4.2%	$117,738	8.7%

CONSOLIDATED OPERATING EXPENSES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 24% to $773 million in 2023 from $1,023 million in 2022.

Purchased transportation and warehousing costs declined as compared to prior year due to lower volumes, reductions in third party carrier costs and decreased use of third-party carriers for drayage in ITS.

Salaries and Benefits

Salaries and benefits increased to $139 million in 2023 from $138 million in 2022. As a percentage of revenue, salaries and benefits increased to 13.5% in 2023 from 10.1% in 2022.

This increase was primarily due to $19 million of incremental expense related to growth of our driver and warehouse employees which includes a $2 million increase in medical claims, as well as increased expenses resulting from TAGG, which incurred three months of expenses in 2023 as compared to just over one month of expenses in 2022. These increases were partially offset by an $18 million reduction in office employee compensation due to lower headcount and lower incentive compensation expense.

Headcount, which includes drivers, warehouse personnel and office employees, was 5,610 and 5,783 as of September 30, 2023 and 2022, respectively. The decrease in headcount of office and warehouse employees was partially offset by increases in the number of drivers as we have expanded the portion of drayage handled by our own fleet.

Depreciation and Amortization

Depreciation and amortization expense increased to $36 million in 2023 from $34 million in 2022. This increase was primarily due to increased container, tractor and warehouse equipment depreciation expense as well as the amortization of intangibles related to the acquisition of TAGG. This expense, as a percentage of revenue, increased to 3.5% in 2023 from 2.5% in 2022. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense decreased to $12 million in 2023 from $18 million in 2022. This decrease was primarily due to less claim expenses related to both auto liability and workers compensation claims in 2023. These expenses, as a percentage of revenue, decreased to 1.1% in 2023 from 1.3% in 2022.

General and Administrative

General and administrative expenses decreased to $24 million in 2023 from $34 million in 2022. These expenses, as a percentage of revenue, decreased to 2.4% in 2023 from 2.5% in 2022.

This expense decrease was primarily due to higher 2022 expenses resulting from an impairment charge of a right-of-use asset, higher use tax expense and higher legal expense. These decreases were partially offset by higher rent expense and increased expenses resulting from TAGG, which incurred three months of expenses in 2023 as compared to just over one month of expenses in 2022.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $1 million in 2023 from $9 million in 2022. This decrease resulted from both less units sold and a lower average gain per unit sold in 2023 as compared to 2022.

Other Income (Expense)

Interest expense increased to $4 million in 2023 from $2 million in 2022 due primarily to higher interest rates on our debt and higher debt balances. This expense increase was partially offset by increased interest income of $3 million in 2023 due to higher interest rates on our cash balance and higher cash balances. These changes resulted in Other Expense decreasing to $1 million in 2023 from $3 million in 2022.

Provision for Income Taxes

The provision for income taxes decreased to $11 million in 2023 from $28 million in 2022 due a decrease in pre-tax income. We provided for income taxes using an effective rate of 26.9% in 2023 and an effective rate of 24.2% in 2022. The third quarter 2023 effective tax rate of 26.9% was adversely affected by a reduction in the expected use of state income tax credits and larger permanent differences in 2023.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following table summarizes our operating revenue by segment (in thousands):

	Nine Months Ended
Operating Revenue	September 30,
	2023	2022
Intermodal and Transportation Solutions	$1,919,189	$2,507,722
Logistics	1,382,999	1,614,775
Inter-segment eliminations	(84,626)	(67,510)
Total operating revenue	$3,217,562	$4,054,987

The following table summarizes our operating income by segment (in thousands):

	Nine Months Ended
Operating Income	September 30,
	2023	2022
Intermodal and Transportation Solutions	$94,639	$273,069
Logistics	88,190	97,365
Total operating income	$182,829	$370,434

Total consolidated operating revenue decreased 21% to $3,218 million in 2023 from $4,055 million in 2022.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 23% to $1,919 million primarily due to a 15% decrease in intermodal volume due to low transportation demand and an oversupply of truckload carrier capacity, a 12% decrease in intermodal revenue per load (primarily due to lower price, fuel prices and mix) and a 3% decline in dedicated revenues due to lost customers partially offset by growth with existing and new customers.

ITS operating income decreased to $95 million, 5% of revenue, as compared to $273 million, 11% of revenue in the prior year due to lower volume, lower customer rates, higher equipment costs and lower surcharges and accessorial income. These headwinds were partially offset by lower drayage costs as we increased the portion of drayage handled on our own fleet to 77% in the first nine months of 2023 as compared to 61% in the prior year, as well as an improvement in profitability at our Dedicated service line.

Logistics revenue decreased 14% to $1,383 million primarily driven by lower revenue per load in our brokerage service line and lower managed transportation service line revenue, partially offset by an increase in fulfillment revenue. Brokerage volumes increased 1% compared to the prior year. Operating income was 6% of revenue in both 2023 and 2022. Operating income was $88 million as compared to $97 million last year, as lower revenue was partially offset by lower purchased transportation costs and our yield management initiatives.

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue (in thousands):

	Nine Months Ended
	September 30,
	2023		2022

Operating revenue	$3,217,562	100.0%	$4,054,987	100.0%

Operating expenses:
Purchased transportation and warehousing	2,403,190	74.7%	3,081,299	76.0%
Salaries and benefits	417,757	13.0%	395,904	9.8%
Depreciation and amortization	106,899	3.3%	97,075	2.4%
Insurance and claims	36,041	1.1%	37,553	0.9%
General and administrative	76,445	2.4%	93,819	2.3%
Gain on sale of assets, net	(5,599)	-0.2%	(21,097)	-0.5%
Total operating expenses	3,034,733	94.3%	3,684,553	90.9%

Operating income	$182,829	5.7%	$370,434	9.1%

CONSOLIDATED OPERATING EXPENSES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 22% to $2,403 million in 2023 from $3,081 million in 2022.

Purchased transportation and warehousing costs declined as compared to prior year due to lower volumes, reductions in third party carrier costs and decreased use of third-party carriers for drayage in ITS.

Salaries and Benefits

Salaries and benefits increased to $418 million in 2023 from $396 million in 2022. As a percentage of revenue, salaries and benefits increased to 13.0% in 2023 from 9.8% in 2022.

This increase was primarily due to $78 million of incremental expense related to growth of our driver and warehouse employees which includes a $4 million increase in medical claims, as well as increased expenses resulting from TAGG, which incurred nine months of expenses in 2023 as compared to just over four months of expenses in 2022. These increases were partially offset by a $56 million reduction in office employee compensation due to lower headcount and lower incentive compensation expense.

Depreciation and Amortization

Depreciation and amortization expense increased to $107 million in 2023 from $97 million in 2022. This increase was primarily due to increased container, tractor and warehouse equipment depreciation expense as well as the amortization of intangibles related to the acquisition of TAGG. This expense, as a percentage of revenue, increased to 3.3% in 2023 from 2.4% in 2022. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense decreased to $36 million in 2023 from $38 million in 2022. This decrease was primarily due to less claim expenses related to both auto liability and workers compensation claims in 2023. These expenses, as a percentage of revenue, increased to 1.1% in 2023 from 0.9% in 2022.

General and Administrative

General and administrative expenses decreased to $76 million in 2023 from $94 million in 2022. These expenses, as a percentage of revenue, increased to 2.4% in 2023 from 2.3% in 2022.

This expense decrease was primarily due to decreases in legal and acquisition-related expenses, use tax expense, professional services expense including IT software expense, less impairment of a right-of-use asset, bad debt expense and outside sales commissions, partially offset by higher rent expense, increased expenses resulting from TAGG, which incurred nine months of expenses in 2023 as compared to just over one month of expenses in 2022 and higher temporary labor expense.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $6 million in 2023 from $21 million in 2022. This decrease resulted from both less units sold and a lower average gain per unit sold in 2023 as compared to 2022.

Other Income (Expense)

Interest expense increased to $10 million in 2023 from $5 million in 2022 due primarily to higher interest rates on our debt and higher average debt balances. This expense increase was partially offset by increased interest income of $6 million in 2023 due to higher interest rates on our cash balance and higher cash balances. These changes resulted in Other Expense decreasing to $3 million in 2023 from $6 million in 2022.

Provision for Income Taxes

The provision for income taxes decreased to $41 million in 2023 from $87 million in 2022 due a decrease in pre-tax income. We provided for income taxes using an effective rate of 22.7% in 2023 and an effective rate of 23.9% in 2022. The lower effective tax rate in 2023 resulted primarily from a change in state apportionment methodology.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments and future dividends through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of September 30, 2023, we had $401 million of cash and cash equivalents and $20 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. In prior years, we have funded our business acquisitions from cash on hand. Payments for our other investing activities, such as the construction of our office buildings and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities including the purchase of treasury stock has been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the nine months ended September 30, 2023 was $323 million, which resulted primarily from net income of $139 million plus non-cash charges of $168 million and changes in operating assets and liabilities of $16 million.

Cash provided by operating activities totaled $323 million in 2023 compared to $350 million in 2022. The $28 million decrease in cash flow was primarily due to a decrease in net income of $139 million, partially offset by an increase in non-cash charges of $59 million and an increase in the change in assets and liabilities of $52 million.

Net cash used in investing activities for the nine months ended September 30, 2023 was $85 million which included capital expenditures of $106 million, partially offset by proceeds from the sale of equipment of $20 million. Capital expenditures of $106 million related primarily to tractors of $50 million, containers of $34 million, technology investments of $11 million, warehouse equipment of $9 million and leasehold improvements of $2 million.

Capital expenditures decreased by approximately $52 million in 2023 as compared to 2022. The 2023 decrease was due to decreased container purchases of $39 million, less spend on our corporate headquarters of $17 million and technology investments of $8 million. These decreases were partially offset by more purchases of warehouse equipment of $9 million, tractors of $2 million and the remainder related to leasehold improvements in 2023.

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

Net cash used in financing activities for the nine months ended September 30, 2023 was $123 million which includes cash used for the purchase of treasury stock of $117 million, repayments of long-term debt of $81 million, cash used for stock tendered for payments of withholding taxes of $8 million and finance lease payments of $2 million, partially offset by proceeds from the issuance of debt of $85 million. Debt incurred in 2023 was used to fund the purchase of transportation equipment.

The $51 million increase in cash used in financing activities for 2023 versus 2022 was primarily due to a decrease in proceeds from the issuance of debt of $42 million, an increase in the purchase of treasury stock of $7 million and an increase in cash paid for stock related to employee withholding taxes of $2 million.

As a result of anticipated favorable timing differences, primarily related to depreciation and compensation, we expect our cash paid for income taxes in 2023 to be less than our income tax expense.

See Note 5 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2023 and 2024. As of September 30, 2023 and December 31, 2022, our letters of credit were $1 million and $43 million, respectively.

As of September 30, 2023, and December 31, 2022, we had no borrowings under the Credit Agreement and our unused and available borrowings were $349 million and $307 million, respectively. We were in compliance with our debt covenants as of September 30, 2023 and December 31, 2022.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of September 30, 2023 from that presented in our 2022 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of September 30, 2023, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, the Board authorized the purchase of up to $200 million of our Class A Common Stock pursuant to a share repurchase program (the “2022 Program”). Under the 2022 Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be modified, suspended or discontinued at any time. We purchased 1,531,755 shares for $117.3 million under this authorization during the first nine months of 2023. The 2022 Program was terminated in October 2023 in conjunction with the authorization of the 2023 Program.

In October 2023, the Board authorized the purchase of up to $250 million of our Class A Common Stock pursuant to a share repurchase program (the “2023 Program”), which replaces the 2022 Program. Under the 2023 Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be modified, suspended or discontinued at any time.

We purchased 2,324 shares for $0.2 million during the third quarter of 2023 related to withholding upon vesting of restricted stock. The table below includes information on a monthly basis regarding the number of shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the third quarter of 2023. These shares do not reduce the repurchase authority under the 2022 Program.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of the	the 2022 Program
	Purchased	Per Share	2022 Program	(in 000’s)
July 2023	993	$79.78	-	$100,000
August 2023	209,603	$83.12	208,330	$82,678
September 2023	58	$79.33	-	$82,678
Total	210,654	$83.11	208,330	$82,678

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Hub Group, Inc. (Amended as of June 26, 2023) (incorporated by reference to Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q filed August 4, 2023).

31.1	Rule 13a-14(a) Certification of Phillip D. Yeager, Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Geoffrey F. DeMartino, Chief Financial Officer.

32.1	Section 1350 Certifications of Phillip D. Yeager and Geoffrey F. DeMartino, Chief Executive Officer and Chief Financial Officer, respectively.

101	Inline XBRL Document Set for the unaudited consolidated financial statements and accompanying notes in Part 1, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q included in the exhibit 101 Inline XBRL Document Set.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	November 3, 2023	/s/ Geoffrey F. DeMartino
Geoffrey F. DeMartino
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief Accounting
Officer
(Principal Accounting Officer)