Form 10-K
period 2023-12-31
Hub Group, Inc.
filed 2024-02-27
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2023, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $40.16 per share, was $2,487,094,182.

On February 16, 2024, the Registrant had 62,252,354 outstanding shares of Class A Common Stock, par value $.01 per share, and 574,903 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2024 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

HUB GROUP, INC.

PART I

FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not historical facts are forward-looking statements, provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that might cause the actual performance of the Company to differ materially from those expressed or implied by this discussion and, therefore, should be viewed with caution. Further information on the risks that may affect the Company’s business is included under Item 1A “Risk Factors” and in subsequent filings the Company makes with the SEC from time to time. The Company assumes no obligation to update any such forward-looking statements.

Item 1. BUSINESS

General

Hub Group, Inc. (the “Company”, “Hub”, “we”, “us” or “our”) is a leading supply chain solutions provider that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our mission is to continuously elevate each customer’s business to drive long term success. Our vision is to build the industry’s premier supply chain solution. Our service offerings include a full range of freight transportation and logistics services, some of which are provided using assets we own and operate, and some of which are provided by third parties with whom we contract. As we have continued to expand our service offerings and diversify our business, we have also made changes to the financial information that our CEO, who has been identified as our Chief Operating Decision Maker (CODM), uses to make operating and capital decisions. Beginning in the first quarter of 2023, we concluded that we have two reportable segments: Intermodal and Transportation Solutions (“ITS”) and Logistics which are based primarily on the services each segment provides. We have recast the prior period information to conform with current year presentation. Our ITS segment includes our intermodal and dedicated trucking. Our Logistics segment includes full outsource logistics solutions, transportation management services, freight consolidation, warehousing and fulfillment, and final mile delivery services. Logistics also includes our brokerage business which provides third-party truckload, less-than-truckload (“LTL”), flatbed and temperature-controlled needs.

We are one of the largest freight transportation providers in North America. Hub services a large and diversified customer base in a broad range of industries, including retail, consumer products, automotive and durable goods. We believe our strategy to offer multi-modal supply chain management solutions serves to strengthen and deepen our relationships with our customers and allows us to provide a more cost effective and higher service solution.

We employ sales and marketing representatives throughout North America who service local, regional and national accounts. We believe that fostering long-term customer relationships is critical to our success and allows us to better understand our customers’ needs and specifically tailor the transportation and logistics services we provide to them.

Our business is seasonal to the extent that certain customer groups and their shipping demand, such as retail, are seasonal. A significant portion of our revenue and earnings is related to the provision of services to customers who serve consumer end markets in North America. As such our business generally experiences a higher level of demand during the time leading up to the December holidays, as our customers seek to build their inventories by moving their goods into distribution centers (both their own, as well as locations that we operate) and retail store locations in the second half of the calendar year.

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

Our service offering facilitates our customers’ desires for energy-efficient transportation and logistics solutions and assists in meeting their objectives to reduce their environmental footprint. Our intermodal service is significantly more fuel efficient as compared to trucking transportation, and we continually seek opportunities to convert our customers’ transportation needs from trucking to intermodal. In addition, our logistics offering includes shipment consolidation and network optimization services that seek to maximize the amount of freight carried per mile which reduces fuel consumption. One of the objectives of our investment strategy is to replace older model tractors with newer, more energy-efficient equipment. We also are investing in new technologies such as electric-powered tractors that offer attractive environmental benefits to us and our customers. Our GPS-enabled container fleet allows for our truck drivers and third-party carriers to efficiently locate our containers without driving wasted miles. We are an Environmental Protection Agency (EPA) SmartWay® Transport Partner, having been awarded the EPA’s SmartWay® Excellence Award nine times since 2008. Our headquarter buildings in Oak Brook, IL are certified as “Gold” by the Leadership in Energy and Environmental Design (LEED®) organization. Please see the Investors section of our website (investors.hubgroup.com) for additional information on our environmental, social and governance attributes.

Our strategy to grow revenue, net income and cash flow includes the following elements:

•
Deepen and diversify our customer relationships through a best-in-class customer experience across all of our service offerings;
•
Acquire and organically develop new service offerings for our customers that will diversify our revenue streams and deliver sophisticated supply chain solutions;
•
Invest in assets, such as containers and tractors, to drive organic growth and reduce our costs;
•
Build an industry leading information technology platform to drive growth and efficiency and support future innovations; and
•
Sustain a culture that continues to enable innovation, service and teamwork.

We are committed to investing in technology to facilitate the growth of our business while enabling efficiency in our operations. Our digital strategy leverages advanced technology for our core operating systems, while we invest in emerging technologies to achieve our business goals and enable innovative solutions for our stakeholders, which include customers, drivers, vendors and employees. Consistent with our strategy of acquiring companies that strengthen our offering to our customers, in 2022 we achieved system integration of Choptank and TAGG into our tech landscape which enabled cross-selling of our brokerage and fulfillment services for our expended customer base. We expect to complete the same type of integration with the Forward Air Final Mile business during 2024. We continue to make significant investment in refreshing critical technology for key functions including customer management, pricing, and order to cash processes, while enabling advanced technologies for data mining and trend analysis.

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

We regularly evaluate acquisitions as a component of our strategy to enhance our core business lines and diversify our service offerings. Our recent strategic transactions include the following:

Forward Air Final Mile Acquisition. On December 20, 2023, we acquired 100% of the equity interests of Forward Air Final Mile (“FAFM”). FAFM provides residential last mile delivery services and installation of big and bulky goods, with a focus on appliances, throughout the United States. The financial results of FAFM, since the date of acquisition, are included in our Logistics segment.

TAGG Acquisition. On August 22, 2022, we acquired 100% of the equity interests of TAGG Logistics, LLC (“TAGG”). The acquisition expanded our presence in the consolidation and fulfillment space and added a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition added scale to our logistics service line and has enabled cross-selling opportunities. The financial results of TAGG, since the date of acquisition, are primarily included in our Logistics segment.

Choptank Acquisition. On October 19, 2021, we acquired 100% of the equity interests of Choptank Transport, LLC (“Choptank”). The acquisition added scale to our truck brokerage operation, enhanced our refrigerated trucking transportation services offering and complemented our growing fleet of refrigerated intermodal containers. The financial results of Choptank, since the date of acquisition, are primarily included in our Logistics segment.

Services Provided

As part of our profit improvement initiatives, we have focused on realizing efficiencies between our drayage trucking operation (which supports our intermodal service) and our dedicated trucking operation, including through the sharing of equipment and drivers, and by leveraging a combined set of driver support services including driver recruiting, asset management and safety functions. As a result, beginning in the first quarter of 2023, we concluded we have two reportable segments - Intermodal and Transportation Solutions and Logistics, which are based primarily on the services each segment provides. We have recast the prior period information to conform with current year presentation. We operate the following segments:

Intermodal and transportation solutions. Our intermodal and transportation solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. Our service offering is well positioned to assist our customers in reducing their transportation spend and achieving their carbon emissions objectives. As an intermodal provider, we arrange for the movement of our customers’ freight in one of our containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services (referred to as “drayage”) between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our predictive track and trace technology monitors the shipment to ensure that it arrives as scheduled and provides notification to our customer service personnel if there are service delays. As of December 31, 2023, we owned approximately 50,000 dry, 53-foot containers and 900 refrigerated 53-foot containers.

As of December 31, 2023, our trucking transportation operation consisted of approximately 2,300 tractors, 2,900 employee drivers and 4,300 trailers. We also contract for services with approximately 460 independent owner-operators who supply their own equipment and operate under our regulatory authority. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

During 2023, approximately 78% of Hub’s drayage needs were provided by our own fleet, which includes our drivers and tractors and owner operators with whom we contracted operating under our motor carrier authority. As of December 31, 2023, we operated trucking terminals at 26 locations throughout the United States, with locations in many large metropolitan areas.

Logistics. Our Logistics segment offers a wide range of non-asset-based services including transportation management, freight brokerage services, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment, cross-docking, consolidation services and final mile delivery. Logistics includes our brokerage business which consists of a full range of trucking transportation services, including dry van, expedited, less-than-truckload (“LTL”), refrigerated and flatbed, all of which is provided by third-party carriers with whom we contract. We leverage proprietary technology along with collaborative relationships with third-party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our ITS segment. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. Our final mile delivery offering provides residential final mile delivery and installation of appliances and big and bulky goods. Final mile operates through a network of independent service providers in company, customer and third-party facilities throughout the continental United States. Our business operates or has access to approximately 11 million square feet of warehousing and cross-dock space across North America, to which our customers ship their goods to be stored and distributed to destinations including residences, retail stores and other commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

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

Approximately 78% of our drayage services are provided by our fleet. We contract with approximately 460 owner-operators who supply their own equipment and operate under our regulatory authority. We also procure drayage services from third parties, and we believe we are one of the largest purchasers of drayage transportation in the United States.

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

We have relationships with several national and local operators of warehouses and cross-dock facilities who provide a range of services to us including storage, product handling and related activities. We also operate our own warehouse locations which are leased from third-party landlords. Our final mile operation contracts with nearly 570 vendors across the United States who provide warehousing and delivery services.

We require all of our trucking vendors to carry auto liability and cargo insurance. Railroads, which typically carry higher self-insured retentions, provide limited cargo protection. To cover freight loss or damage we carry our own cargo insurance. We also carry general and auto liability insurance with an umbrella policy to cover potential exposure from our company-owned drayage and dedicated operations.

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

Custom-Trade Partnership Against Terrorism

One of our subsidiaries achieved Custom-Trade Partnership Against Terrorism (“C-TPAT”) certification in 2013 and has maintained it since then. C-TPAT is a voluntary supply chain security program led by United States Customs and Border Protection focused on improving the security of private companies’ supply chains. Companies who achieve C-TPAT certification must have a documented process for determining and alleviating risks throughout their international supply chain. This certification allows us to be considered low risk, resulting in expedited processing of our customers’ cargo, including fewer customs examinations.

Human Capital

Hub conducts business with and provides services to customers through a combination of office employees, driver employees and warehouse employees. We also contract with independent contractors and with staffing firms who provide personnel who provide their services in our warehouse operations. As of December 31, 2023, Hub had approximately 5,950 employees, which included approximately 2,900 drivers and 1,050 warehouse employees. In addition, as of December 31, 2023, we contracted with approximately 460 independent contractor drivers and had approximately 530 contractors working in our warehouse locations. We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

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

Information About Our Executive Officers

There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected.

The table sets forth certain information as of February 1, 2024 with respect to each person who is an executive officer of the Company.

Name	Age	Position
David P. Yeager	70	Executive Chairman of the Board of Directors
Phillip D. Yeager	36	Vice Chairman of the Board of Directors, President and Chief Executive Officer
Brian D. Alexander	44	Executive Vice President and Chief Operating Officer
Kevin W. Beth	49	Executive Vice President, Chief Financial Officer and Treasurer
Dhruv Bansal	48	Executive Vice President and Chief Information Officer
Thomas P. LaFrance	62	Executive Vice President, Chief Legal and Human Resource Officer and Corporate Secretary
Brian H. Meents	39	Executive Vice President, Chief Marketing Officer and President of Intermodal and Transportation Solutions

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

Phillip D. Yeager became our President and Chief Executive Officer on January 1, 2023 and was appointed Vice Chairman of the Board of Directors in February 2024. Previously Mr. Yeager served as President and Chief Operating Officer since July 2019, and as Chief Commercial Officer overseeing Intermodal and Truck Brokerage operations as well as sales, pricing, solutions and account management since January 2018. Mr. Yeager formerly held the role of Executive Vice President, Account Management and Intermodal Operations since January 2016 after serving as Vice President of Account Management and Business Development from February 2014 to January 2016. Mr. Yeager joined the Company in 2011 as the Director of Strategy and Acquisitions. Prior to joining the Company, Mr. Yeager served as Assistant Vice President of Commercial Banking at BMO Harris Bank, and as an investment banking analyst for Lazard Freres & Co. Mr. Yeager earned his Bachelor of Arts degree from Trinity College and a Master of Business Administration degree from the University of Chicago Booth School of Business. Mr. Yeager is the son of David P. Yeager.

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

Kevin W. Beth was named Executive Vice President, Chief Financial Officer and Treasure on January 1, 2024 with responsibility over the organization’s financial activities, acquisitions, investor relations and relationships with the company’s lenders. Prior to this role, Mr. Beth served as Executive Vice President and Chief Accounting Officer since July 2020 where he transformed Hub Group’s financial systems and was instrumental in leading the accounting organization through the integration of acquisitions, divestitures and the implementation of new accounting standards. Mr. Beth joined the Company in October 2003 as Corporate Controller and served as Controller and Assistant Treasurer beginning in March 2007. Mr. Beth is a Certified Public Accountant and held various auditing and corporate accounting positions prior to joining the Company. Mr. Beth received a Bachelor of Science degree in Accounting from the University of Illinois.

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

Thomas P. LaFrance became our Executive Vice President, Chief Legal and Human Resources Officer and Corporate Secretary in February 2024 after joining the Company as Executive Vice President, General Counsel and Corporate Secretary in August 2021. In this role, Mr. LaFrance leads the Company’s legal, claims and compliance, and human resource efforts. Mr. LaFrance has over 30 years of global legal experience in multiple sectors, including having served as general counsel of General Electric Company's transportation and security technology divisions, as well as senior legal roles at Wabtec Corporation, National Grid plc and United Technologies Corporation. Earlier in his career, Mr. LaFrance was a partner at the law firm Goodwin Proctor. Mr. LaFrance graduated with a Bachelor of Arts degree in Economics from Boston College and received his J.D. from Georgetown University Law Center.

Brian Meents became our Executive Vice President, Chief Marketing Officer and President of Intermodal and Transportation Solutions in February 2024 after previously holding the role of Executive Vice President, Chief Marketing Officer since 2023. Mr. Meents is responsible for our intermodal business as well as pricing, analytics, continuous improvement, and marketing. Mr. Meents joined Hub Group in 2009 and held roles with increasing responsibility in business development, as Vice President of Account Management, where he focused on the development of client relationships, account strategy and innovation, and as Executive Vice President of Account Management, Sales, and Marketing. In addition to his responsibilities at Hub, Mr. Meents serves on the board of the University of Denver’s Transportation and Supply Chain Institute. Mr. Meents received his Bachelor’s degree from North Central College and an Executive Master’s degree in Transportation from the University of Denver.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the Securities and Exchange Commission (“SEC”). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. The reports and other information that we file with the SEC are available free of charge on our website at www.hubgroup.com as soon as reasonably practicable after we electronically file or furnish such reports to the SEC. In addition, the SEC maintains a website (www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC. Information on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. RISK FACTORS

Business Environment and Competition Risks

A significant portion of our revenue is derived from intermodal and transportation solutions and from our significant customers.

We derived 59% of our revenue from our intermodal and transportation solutions in 2023, 62% in 2022 and 63% in 2021. As a result, any decrease in demand for intermodal transportation services could have a material adverse effect on our results of operations.

Our 10 largest customers accounted for approximately 42% of our total revenue in 2023, 43% in 2022 and 42% in 2021. In each of the years ended December 31, 2023, 2022 and 2021, one customer accounted for more than 10% of our annual revenue in both segments. While our dedicated and logistics businesses may involve long-term customer contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our largest customers could have a material adverse effect on our revenue and business. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so.

Because we depend on railroads for our operations, our operating results and financial condition are likely to be adversely affected by any increase in rates, reduction or deterioration in rail service or change in the railroads’ reliance on us to market their intermodal transportation services.

We depend on major railroads in North America for the intermodal services we provide. In many regions, rail service is provided by one or a limited number of railroads. We primarily rely on contractual relationships with two railroads to support our intermodal business. Consequently, a reduction in, or elimination of, rail service to a particular market is likely to materially adversely affect our ability to provide intermodal transportation services to some of our customers. Rate increases to our customers may reduce the attractiveness of intermodal transportation compared to truck or other transportation modes, which could cause a decrease in demand for our services. Further, our ability to continue to expand our intermodal transportation business is dependent upon the railroads’ ability to increase capacity for intermodal freight and provide consistent and reliable service. Our business has, at times, been adversely affected by situations impacting one or more railroads, including labor shortages, slowdowns or stoppages, adverse weather conditions, changes to rail operations, or other factors that hinder the railroads’ ability to provide reliable transportation services and these situations may occur again in the future. To date, our primary railroad providers have chosen to rely on us and other intermodal providers to market their intermodal services rather than fully developing their own marketing capabilities. If one or more of the major railroads reduced their dependence on us or decreased the capacity that they made available to us, including by servicing additional intermodal marketing companies, the volume of intermodal shipments we arrange would likely decline, which could have a material adverse effect on our results of operations and financial condition.

Our ability to expand our business or maintain our profitability is adversely affected by a shortage of drivers and capacity.

We derive significant revenue from our transportation services and depend on qualified drivers to provide these services. There is significant competition for qualified drivers in the transportation industry. Additionally, interventions and enforcement under the Federal Motor Carrier Safety Administration (“FMCSA”) Compliance, Safety, Accountability program or other programs may shrink the industry’s pool of drivers as those drivers with unfavorable scores may no longer be eligible to drive for us. Driver shortages and reliance on third-party companies for the operation of our services has, and in the future could, adversely affect our profitability and limit our ability to expand our business or retain customers. Most drayage, truckload, final mile, and certain less-than-truckload companies operate relatively small fleets and have limited access to capital for fleet expansion. Particularly during recent and future periods of economic expansion, it is difficult for our trucking operations and third-party trucking companies, to expand their fleets due to chronic driver shortages. Driver shortages have resulted in increases to drivers’ compensation that we may be unable to fully pass on to our customers and have left trucks sitting idle and created difficulty meeting customer demands, all of which could adversely affect our growth and profitability.

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

Our customers’ and suppliers’ businesses may be negatively affected by various economic and other factors such as recessions, downturns in the economy, global uncertainty and instability, the effects of pandemics, the effects of climate change, changes in United States social, political, and regulatory conditions or a disruption of financial markets, which may decrease demand for our services or increase our costs.

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

In general, while we endeavor to prepare for changes in macroeconomic conditions, we have limited ability to foresee macroeconomic changes, including the drivers influencing such changes. Nonetheless, we believe certain trends will likely affect the economy, and by extension our business, in the near and long term. Among these are, uncertainty and instability in the global or domestic economy, geopolitical events, and any other action that governments may take to withdraw from or materially modify international trade arrangements or decrease economic production, consumption and inflation. Significant weather events or patterns, which may become more frequent or common as a result of climate-change, could also affect market conditions in ways that we cannot foresee and impact the volume or health of our customers’ business or our suppliers’ ability to provide us with goods or services. The United States government and foreign governments may take other actions that may impact the purchase and production of goods, including imposing tariffs or other regulations on certain goods shipped by our customers, that may increase costs for goods transported globally and reduce end-user demand for these products. Demand for, or production of, goods could also decline due to capital constraints, increased interest rates, and non-trade related regulatory actions such as regulations to address climate change.

Customers encountering adverse economic or other conditions, including a high interest rate environment, may be unable to obtain additional financing or financing under acceptable terms. These customers represent a greater potential for bad debt losses, which may require us to increase our reserve for bad debt. Economic conditions resulting in bankruptcies of one or more of our large customers could have a significant impact on our financial position, results of operations or liquidity in a particular year or quarter. Further, when adverse economic times arise, customers may select competitors that offer lower rates in an attempt to lower their costs and we might be forced to lower our rates or lose freight volumes.

Our suppliers’ business levels also may be negatively affected by adverse economic and other conditions, which could lead to disruptions in the supply and availability of equipment, parts and services critical to our operations. A significant interruption in our normal supply chain could disrupt our operations, increase our costs and negatively impact our ability to serve our customers.

We are also subject to cost increases outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include capital expenditures to update our tractor fleet to meet climate change-focused regulatory requirements or market demands for lower emission equipment, increases in wage rates, fuel prices, interest rates, taxes, tolls, license and registration fees, insurance, equipment and healthcare for our employees.

We also rely on the timely and free flow of goods through open and operational international shipping lanes and ports. Disruptions of these shipping lanes, such as the drought impacting the Panama Canal and ongoing geopolitical conditions, including terrorist acts, impacting the Suez Canal, could create significant risks for our business or provide opportunities with changes to shipping patterns.

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

Relatively small increases in our transportation and warehouse costs, including fuel, that we are unable to pass through to our customers are likely to have a significant adverse effect on our operating income.

Purchased transportation and warehousing costs represented 75% of our consolidated revenue in 2023, 76% in 2022 and 75% in 2021. Because transportation and warehouse costs represent such a significant portion of our costs, any increases in the operating costs of railroads, warehouse vendors, and other transportation providers can be expected to result in higher rates that we pay to such providers. Transportation costs may increase if we are unable to contract with owner-operators or recruit Company employee drivers as this may increase the costs we pay for drivers or force us to use more expensive purchased transportation. Any inability to pass cost increases to our customers is likely to have a significant adverse effect on our gross margin and operating income and cash flows.

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

Additionally, proposed and potential new legislation intended to encourage the adoption of alternative fuel technologies, including electric vehicles (“EVs”), as well as potential customer demand driven by similar legislation and market-driven expectations, could accelerate or expand our plans for a transition to EVs. The Company has piloted the use of EVs but has no immediate plans for a broad transition to EVs. The Company’s broader usage of EVs will depend on several factors including availability of EVs, access to charging infrastructure, consistent availability of electrical supply, and availability of tax or other incentives to mitigate the required capital expenditures for EV fleet purchases, charging, maintenance, replenishment and expansion. If legislative or market forces require the accelerated deployment of EVs before other cost and operational factors are adequately addressed, then such transition could have a material adverse effect on our operations and future profitability.

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

We also are exposed to various other types of claims, including cargo loss and damage, property damage, and personal injury. We maintain insurance coverage with third-party insurance carriers for these types of claims as well as for other business and operational risks (including cybersecurity, data privacy, directors & officers), but we assume a significant portion of the risk associated with these claims due to high self-insured retention (“SIR”) and deductibles. Our operating results could be adversely affected if any of the following were to occur: (i) the number or the severity of claims increases; (ii) we are required to accrue or pay additional amounts because claims prove to be more severe than our original assessment; or (iii) claims exceed our coverage amounts. If the number or severity of claims increases, our operating results could also be adversely affected if the cost to renew our insurance was increased when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher rates to our customers, our earnings could be materially and adversely affected. In addition, insurance companies generally require us to collateralize our SIR or deductible levels. At December 31, 2023, we had insurance-related surety bonds totaling $46.9 million and letters of credit totaling $0.2 million. If these collateralization requirements increase, our borrowing capacity could be adversely affected.

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

Our information technology systems also depend upon the internet, third-party service providers, global communications providers, satellite-based communications systems, the electric utilities grid, electric utility providers and telecommunications providers as well as their respective vendors. The services and service providers have all experienced significant system failures and outages at some point in the past. We have minimal control over the operation, quality, or maintenance of these services or whether vendors will improve their services or continue to provide services that are essential to our business. Disruptions due to transitional challenges in upgrading or enhancing our technology systems; failures in the services upon which our information technology platforms rely, including those that may arise from adverse weather conditions or natural calamities, such as floods, hurricanes, earthquakes or tornadoes; illegal acts, including terrorist attacks; human error or systems modernization initiatives; or other disruptions, may adversely affect our business, which could increase our costs or result in a loss of customers that could have a material adverse effect on our results of operations and financial position.

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

It is difficult to fully protect against the possibility of power loss, telecommunications failures, cyber-attacks, ransomware and other cyber incidents in every potential circumstance that may arise. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. A significant cyber incident, including system failure, security breach, disruption by malware or ransomware, or other damage, could interrupt or delay our operations, damage our reputation and brand, cause a loss of customers, expose us to a risk of loss or litigation, result in regulatory scrutiny, investigations, actions, fines or penalties or cause us to incur significant time and expense to remedy such an event, any of which could have a material adverse impact on our results of operations and financial position. Furthermore, any failure to comply with data privacy, biometric privacy, data security or other laws and regulations could result in claims, legal or regulatory proceedings, inquiries or investigations. To comply with this changing landscape, we may be required to further segregate our systems and operations, implement additional controls, or adopt new systems, all of which could increase the cost and complexity of our operations. In addition, our insurance intended to address costs associated with aspects of cyber incidents, network failures and privacy-related concerns, may not sufficiently cover all types of losses or claims that may arise.

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

Our residential final mile delivery service exposes us to risks associated with our and our vendors’ trucks and drivers delivering to residential customers.

While we operate limited equipment and employ limited drivers that are used in the provision of final mile services, our and our vendors’ trucks and drivers operate in residential environments, including the in-home installation of appliances and other over-the-threshold services, that expose them and us to the risk of property damage, personal injury and other claims including from operating on residential streets and from entering into end-consumers’ homes. If we or any of these vendors do not reliably and safely perform their obligations, we and our vendors could be exposed to liability or reputational harm.

The ability to hire or retain management and other employees is critical to our continued success, and the loss of or inability to hire such personnel could have a material adverse effect on our business, financial condition and results of operations.

There is substantial competition for qualified personnel in the transportation and logistics services industry. The loss of any member of our management team, or other key persons, or the inability to hire key persons, could have an adverse effect on us. We do not have written employment agreements with any of our executive officers and do not maintain key person insurance on any of our executive officers, although we do have restrictive covenant agreements with all of them. Many individuals in the industry are subject to non-competition agreements, reducing the immediate availability of some qualified candidates for job openings. A proposed rulemaking by the Federal Trade Commission (“FTC”), if it is made effective and withstands effective legal challenges, would prevent the use of non-competition agreements in most circumstances in the future. We cannot predict the impact this proposed rule, or potential future rulemaking at the state level, might have on the recruiting and retention of management and other employees (or our ability to enforce post-termination restrictive covenants). If we lose key members of our senior management team or are unable to effect successful transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

Our growth could be adversely affected if we are not able to pursue our acquisition strategy, to successfully integrate acquired businesses or to achieve the anticipated benefit from acquired companies.

We cannot guarantee that we will be able to execute acquisitions on commercially acceptable terms. Furthermore, the failure to successfully integrate an acquired business or assets, including implementing financial controls and measures or achieving cross-selling objectives, could significantly impact our financial results. Although we believe we have adequate liquidity and capital resources to fund our operations internally, our inability to access the capital markets on favorable terms, or at all, to obtain adequate financing could adversely affect our ability to pursue growth through acquisitions. Financial results most likely to be negatively affected include revenue, gross margin, salaries and benefits, general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

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

Legal, Regulatory and Compliance Risks

We use a significant number of contingent workers, including independent contractors, such as owner operators, independent service providers, contract carriers and warehouse staff, in our businesses. Legislative, judicial and regulatory authorities may continue to take actions or render decisions that could affect the independent contractor classification, which could have a significant adverse impact on our operating income.

We do business with many independent contractors, such as owner operators, contract carriers and warehouse staff, consistent with longstanding industry practices. Legislative, judicial, and regulatory (including tax) authorities have taken actions and rendered decisions that could affect independent contractor classifications. Class action and individual lawsuits have been filed against us and others in our industry, challenging independent contractor classifications. If contingent workers, including independent contractors and temporary workers used for our trucking, warehousing, consolidation, fulfillment or final mile delivery business, are determined to be employees, or the Company a joint employer, then we may incur legal liabilities associated with that determination, such as liability for unpaid wages, overtime, employee health insurance and taxes. If we were to change how we treat contingent workers or reclassify them as employees, then we would likely incur expenses associated with that reclassification, could incur additional ongoing expenses and face the loss of those contingent workers who choose not to become employees. The costs associated with these matters could have a material adverse effect on results of operations and our financial position.

We operate in a highly regulated industry, and changes in existing regulations or costs of compliance with, or liability for violation of, existing or future regulations or antiterrorism measures could have a material adverse effect on our business.

The Company and various subsidiaries are regulated by the DOT as motor carriers or freight brokers. The DOT prescribes qualifications for acting in these capacities, including surety bond requirements. The transportation industry is subject to DOT regulations regarding, among other things, driver breaks and “restart” rules that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. The Federal Motor Carrier Safety Administration (“FMCSA”), under the DOT, also manages a compliance and enforcement initiative partnering with state agencies designed to monitor and improve commercial vehicle motor safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could levy fines and restrict or otherwise impact our operations. We may also become subject to new or more restrictive regulations relating to carbon emissions under climate change legislation or limits on vehicle weight and size. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation and logistics services, any of which could materially adversely affect our business and results of operations.

We are subject to a wide variety of U.S. federal, state and local non-U.S. laws, regulations and government policies, including in the areas of employment, privacy, cybersecurity, securities, anti-corruption, competition and trade, that may change in significant ways. We are not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation and logistics industry generally, or us in particular. We are also unable to predict how political changes will affect government regulation of the transportation industry. If we incur higher costs as a result of any new regulations and are unable to pass along such costs to our customers, our business may be adversely affected.

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

The Company is also subject to certain federal and state environmental laws and regulations, including those of the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”). We may become subject to enforcement actions, new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations. In addition to EPA and state agency regulations on exhaust emissions with which we must comply, there is an increased legislative and regulatory focus on climate change, greenhouse gas (“GHG”) emissions and the impact of climate change that enhances the possibility of increased regulation of GHG emissions and potentially exposes us to significant new capital or operating expenditures, taxes, fees and other costs. Additionally, the State of California recently passed legislation and the SEC has proposed regulations regarding the disclosure of Scope 1, 2 and 3 GHG emissions. Compliance with these regulations could add material costs to our business, including securities and other potential litigation costs arising from our reporting of our GHG emissions, and could increase customer focus on our GHG direct and indirect emissions, which may affect the market for transportation and logistics services in ways that we cannot foresee. Such regulations, together with increased investor and stakeholder interest in climate change and other environmental topics may result in new regulations or customer, supplier or market requirements that could adversely impact our business, or certain stockholders may reduce their holdings of our stock. Limitations on the emission of GHGs, other environmental legislation, or customer GHG requirements could also have an adverse impact on our financial condition, results of operations and liquidity.

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

We arrange for the movement of freight, a portion of which originates from other countries, including China, into and out of the United States, Mexico and Canada, and we import 53-foot intermodal containers manufactured in China. Adverse developments in laws, policies or practices in the United States and internationally can negatively impact our business and the business of our customers. Recent legislative initiatives, including the Inflation Reduction Act of 2022 and the CHIPs and Science Act of 2022, have included provisions designed to reduce dependence on goods from China and restrict the transfer of certain intellectual property to China. Some importers are considering changes in their supply chain that may include shifting manufacturing capacity to North America or an increase in the importation of goods that are manufactured offshore through ports other than ports on the West Coast of the United States. These initiatives, and future potential initiatives, may result in changes to demand for our services including the potential for less demand for longer haul routes including intermodal services which could materially affect our business, financial conditions and results of operations. Negative domestic and international global trade conditions as a result of social, political or regulatory changes or perceptions (such as those that might be associated with pandemics or an increased focus on production in the United States), could reduce demand for our intermodal services and materially affect our business, financial conditions and results of operations. We provide services both domestically and to a lesser extent outside of the United States, which subjects our business to various additional risks, including:

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
•
exposure to local economic conditions and local laws in the jurisdictions in which we operate;
•
higher levels of credit risk;
•
difficulties in integrating acquired companies with foreign operations;
•
uncertainty and changes to political and regulatory regimes as a result of changing social, political, regulatory and economic environments in the United States and internationally; and
•
geopolitical conditions, such as national and international conflict, including terrorist acts and the effects of pandemics and government responses to pandemics.

If we do not correctly anticipate changes in social, political or regulatory conditions or their impact on the transportation and logistics industry, we may not alter our business practices in time to avoid adverse effects. Additionally, the occurrence or consequences of any of these factors may restrict our ability to operate in the affected region or decrease the profitability of our operations in that region.

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

We expect to continue expanding our service offerings. In the event we implement new service offerings, we may devote substantial resources to educating our employees and customers on such offerings with no assurance that a sufficient number of customers will use such additional services. If we add new services, we may not identify trends correctly or may not be able to bring new services as quickly, effectively or price-competitively as our competitors. Our failure to implement new services or market any existing or future services to our current customer base or new customers could have a material adverse impact on our operations and profitability.

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

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, suppliers, agents or others with whom we do business, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, TikTok, Instagram, LinkedIn and X (formerly Twitter), adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.

The market value of our Class A Common Stock may fluctuate and could be substantially adversely affected by various factors.

We expect that the market price of our Class A Common Stock will continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, among others:

•
actual or anticipated variations in earnings, financial or operating performance or liquidity;
•
changes in industry research analysts’ recommendations or projections;
•
failure to meet analysts’ and our Company's projections;
•
general political, social, economic and capital market conditions;
•
announcements of developments related to our business or the business of our key customers or vendors;
•
operating and stock performance of other companies deemed to be peers;
•
actions by government regulators;
•
news reports of trends, concerns and other issues related to us or our industry, including changes in regulations; and
•
geopolitical conditions such as acts or threats of terrorism, military conflicts, and the effects of pandemics (such as the coronavirus).

Our Class A Common Stock price may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or market volatility in the future could adversely affect the price of our Class A Common Stock, and the current market price of our Class A Common Stock may not be indicative of future market prices.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Hub operates in the transportation and logistics sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition and results of operations. We have implemented a risk-based approach aligned with industry standards to identify and assess the cybersecurity threats that could affect our business and information systems. We conduct periodic risk assessments to identify the potential impact and likelihood of various cyber scenarios, including those involving third-party service providers, and to determine the appropriate mitigation strategies and controls. We use various tools and methodologies to manage cybersecurity risk, including implementation of a business continuity process that includes a comprehensive Incident Response Protocol that is tested on a regular cadence and an information security training and awareness program. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

Our business depends on the availability, reliability, and security of our information systems, networks, data and intellectual property. Any disruption, compromise or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development and competitive position. They might also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships or loss of market share. In the last three years prior to filing of this Form 10-K, the Company has not experienced any significant information security breach.

Our Board has direct oversight of cybersecurity risks and strategy and receives quarterly updates from our Chief Information Officer (CIO). The Board has also delegated to the Audit Committee responsibilities related to cybersecurity and other risks of the Company. Our CIO has spent over 20 years in engineering and product development roles and our VP of Information Security and Operations has spent over 25 years in infrastructure and cybersecurity roles including in the finance and insurance industries. Additionally, one of the independent directors on our Board and a member of our Audit Committee has significant experience leading technology and information systems at some of the country’s leading hospitals and adds to our Board substantial expertise and knowledge in information technology, privacy, data governance and cybersecurity. A cross-functional incident response team, which includes members of our management team, determines the apparent severity of reported potential incidents and operationalizes the cybersecurity incident response protocol.

Item 2. PROPERTIES

As of December 31, 2023, we directly, or indirectly through our subsidiaries, operated 91 offices, terminals and warehouses throughout the United States, Canada and Mexico, including our headquarters in Oak Brook, Illinois. All of our facilities are leased except for our headquarters. Most office, terminal and warehouse leases have initial terms of more than one year and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office, warehouse or terminal space. We believe that our offices, warehouses and terminals are adequate for the purposes for which they are currently used.

Item 3. LEGAL PROCEEDINGS

The Company is a party to litigation in the ordinary course of our business, including at various times, claims for personal injury or property damage, bankruptcy preference claims, employment-related claims, including putative class actions, commercial and intellectual property disputes, and claims regarding freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are a party are covered by insurance. For a further discussion of litigation involving the Company, see Note 15 to the consolidated financial statements under “Legal Matters,” which discussion and note are incorporated herein by reference.

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

On February 16, 2024, there were approximately 379 stockholders of record of the Class A Common Stock and in addition, there were an estimated 33,067 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 16, 2024, there were 10 holders of record of our Class B Common Stock.

Issuer Purchases of Equity Securities

On January 4, 2024, the Company announced a two-for-one stock split of the Company’s Class A and Class B common stock. Refer to the Note 1 to the consolidated financial statements for the effect of this stock split.

In October 2022, our Board of Directors (the “Board”) authorized the purchase of up to $200 million of our Class A Common Stock pursuant to a share repurchase program (the “2022 Program”). Under the 2022 Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be modified, suspended or discontinued at any time. The 2022 Program was terminated in October 2023 in conjunction with the authorization of the 2023 Program (as defined below) and as a result, no shares were purchased under the 2022 Program in the fourth quarter of 2023.

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

We purchased 56,564 shares of Class A Common Stock for $2.1 million related to employee withholding upon vesting of restricted stock in the fourth quarter of 2023 and 67,830 shares for $2.5 million in the fourth quarter of 2022. The table below includes information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the fourth quarter of 2023. These shares do not reduce the repurchase authority under the 2023 Program. The table below also includes information on a monthly basis regarding the number of shares purchased under the 2023 Program. All share and per share amounts have been revised to give effect to the two-for-one stock split that was announced by the Company on January 4, 2024.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased	Be Purchased Under
	Shares	Price Paid	as Part of the	the 2023 Program
	Purchased	Per Share	2023 Program	(in 000’s)
10/1/2023 - 10/31/2023	36,568	$37.64	-	$250,000
11/1/2023 - 11/30/2023	476,538	$36.76	469,826	$232,715
12/1/2023 - 12/31/2023	242,916	$39.77	229,632	$223,589
Total	756,022	$37.77	699,458	$223,589

Quarterly Cash Dividend

On February 22, 2024, the Board declared a quarterly cash dividend of $0.125 per share on the Company’s Class A and Class B common stock. The dividend is scheduled to be paid on March 27, 2024 to stockholders of record as of March 8, 2024. The declaration and payment of quarterly cash dividends are subject to the approval of the Board at its sole discretion and compliance with applicable laws and regulations. Accordingly, there can be no assurance that the Board will declare or pay cash dividends on the shares of Common Stock in the future. Our certificate of incorporation requires that any cash dividends must be paid equally on each outstanding share of Class A Common Stock and Class B Common Stock. Our credit facility prohibits us from paying dividends on the Common Stock if there has been, or immediately following the payment of a dividend there would be, a default or an event of default under the credit facility. We are currently in compliance with the covenants contained in the credit facility.

Performance Graph

The following line graph compares the Company’s cumulative total stockholder return on its Class A Common Stock since December 31, 2018 with the cumulative total return of the Nasdaq Stock Market Index (NQUSBT) and the Nasdaq Transportation Index (NQUSB27707). These comparisons assume the investment of $100 on December 31, 2018 in each index and in the Company’s Class A Common Stock and the reinvestment of dividends.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

We are a leading supply chain solutions provider in North America that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our service offerings include a full range of freight transportation and logistics services, some of which are provided using assets we own and operate, and some of which are provided by third parties with whom we contract. Our services include intermodal, truckload, less-than-truckload, flatbed, temperature-controlled, dedicated and regional trucking. Other services include full outsource logistics solutions, transportation management services, freight consolidation, warehousing and fulfillment, and final mile delivery services.

We service a large and diversified customer base in a broad range of industries, including retail, consumer products and durable goods. We believe our strategy to offer multi-modal supply chain management solutions serves to strengthen and deepen our relationships with our customers and allows us to provide a more cost effective and higher service solution.

Beginning in the first quarter of 2023, we concluded we have two reportable segments - Intermodal and Transportation Solutions, and Logistics, which are based primarily on the services each segment provides. Results for the years ended December 31, 2022 and 2021 have been recast to conform with current year presentation.

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery as well as high service local and regional trucking transportation using equipment dedicated to their needs. In 2023, approximately 78% of our drayage services was provided by our own fleet. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of December 31, 2023, our trucking transportation operation consisted of approximately 2,300 tractors, 2,900 employee drivers and 4,300 trailers. We also contract for services with approximately 460 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

Logistics. Our Logistics segment offers a wide range of non-asset-based services including transportation management, freight brokerage services, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment, cross-docking, consolidation services and final mile delivery. Logistics includes our brokerage business which consists of a full range of trucking transportation services, including dry van, expedited, less-than-truckload (“LTL”), refrigerated and flatbed, all of which is provided by third-party carriers with whom we contract. We leverage proprietary technology along with collaborative relationships with third-party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our ITS segment. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. Our final mile delivery offering provides residential final mile delivery and installation of appliances and big and bulky goods. Final mile operates through a network of independent service providers in company, customer and third-party facilities throughout the continental United States. Our business operates or has access to approximately 11 million square feet of warehousing and cross-dock space across North America, to which our customers ship their goods to be stored and distributed to destinations including residences, retail stores and other commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

We are focused on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 64% of revenue for fiscal 2023 while one customer accounted for more than 10% of our annual revenue in 2023 in both segments. We use various performance indicators to manage our business. We closely monitor profit levels for our top customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service levels are also monitored closely.

Uncertainties and risks to our outlook include inflation, increased healthcare costs, a slowdown in consumer spending (driven by, among other factors, rising inflation, increases in interest rates, an economic recession and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, an increase of retailers’ inventory levels, the ability of customers to pay our accounts receivable, a significant increase in transportation supply in the marketplace, aggressive pricing actions by our competitors and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, all of which could have a materially negative impact on our revenue, profitability and cash flow in 2024. Exiting of truckload capacity, retail inventory levels declining leading to restocking demand, a return of typical shipping peak season demands and a stronger used tractor market could have a materially positive impact on our revenue, profitability and cash flows in 2024.

Strategic Transactions

On December 20, 2023, we acquired 100% of the equity interests of Forward Air Final Mile (“FAFM”). Total consideration for the transaction was approximately $261 million in cash.

On August 22, 2022, we acquired 100% of the equity interests of TAGG. Total consideration for the transaction was approximately $103.4 million in cash.

On October 19, 2021, we acquired 100% of the equity interests of Choptank. Total consideration for the transaction was $127.6 million in cash and the settlement of accounts receivable due from Choptank of $0.3 million. In connection with the acquisition, we granted approximately $22 million of restricted stock to Choptank's senior management team, which is subject to certain vesting conditions.

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table summarizes our operating revenue by segment (in thousands):

	Years Ended
Operating Revenue	December 31,
	2023	2022
Intermodal and Transportation Solutions	$2,495,663	$3,312,431
Logistics	1,820,856	2,121,818
Inter-segment eliminations	(113,934)	(93,759)
Total operating revenue	$4,202,585	$5,340,490

The following table summarizes our operating income by segment (in thousands):

	Years Ended
Operating Income	December 31,
	2023	2022
Intermodal and Transportation Solutions	$107,117	$348,537
Logistics	105,114	126,184
Total operating income	$212,231	$474,721

Total consolidated operating revenue decreased 21% to $4.2 billion in 2023 from $5.3 billion in 2022.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 25% to $2.5 billion primarily due to a 14% decrease in intermodal volume due to low transportation demand and an oversupply of truckload carrier capacity, a 14% decrease in intermodal revenue per load (primarily due to lower price, fuel prices and mix) and a 4% decline in dedicated revenues due to lost customers partially offset by growth with existing and new customers.

ITS operating income decreased to $107 million, 4% of revenue, as compared to $349 million, 11% of revenue in the prior year due to lower volume, lower customer rates, and lower surcharges and accessorial income. These headwinds were partially offset by lower drayage costs as we increased the portion of drayage handled on our own fleet to 78% in 2023 as compared to 55% in the prior year, as well as an improvement in profitability at our dedicated trucking service line.

Logistics revenue decreased 14% to $1.8 billion primarily driven by lower revenue per load in our brokerage service line and lower managed transportation and final mile service line revenue, partially offset by an increase in fulfillment revenue. Brokerage volumes were flat compared to the prior year. Logistics operating income was 6% of revenue in both 2023 and 2022. Operating income was $105 million as compared to $126 million last year, as lower revenue was partially offset by lower purchased transportation costs and our yield management initiatives.

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue (in thousands):

	Years Ended
	December 31,
	2023		2022

Operating revenue	$4,202,585	100.0%	$5,340,490	100.0%

Operating expenses:
Purchased transportation and warehousing	3,145,595	74.8%	4,036,503	75.6%
Salaries and benefits	553,326	13.2%	543,010	10.2%
Depreciation and amortization	143,523	3.4%	131,789	2.5%
Insurance and claims	49,040	1.2%	58,064	1.1%
General and administrative	105,705	2.5%	120,579	2.2%
Gain on sale of assets, net	(6,835)	-0.2%	(24,176)	-0.5%
Total operating expenses	3,990,354	94.9%	4,865,769	91.1%

Operating income	$212,231	5.1%	$474,721	8.9%

CONSOLIDATED OPERATING EXPENSES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 22% to $3.1 billion in 2023 from $4.0 billion in 2022. As a percentage of revenue, purchased transportation and warehousing costs decreased to 74.8% in 2023 versus 75.6% in 2022 due to cost control initiatives and less third-party drayage usage.

Purchased transportation and warehousing costs declined as compared to prior year due to lower volumes, reductions in third party carrier costs and decreased use of third-party carriers for drayage in ITS.

Salaries and Benefits

Salaries and benefits increased to $553 million in 2023 from $543 million in 2022. As a percentage of revenue, salaries and benefits increased to 13.2% in 2023 from 10.2% in 2022.

This increase was primarily due to $81 million of incremental expense related to the increase of our average company driver count and warehouse employees. The increase includes a $5 million increase in medical benefits, as well as increased expenses resulting from TAGG, which incurred twelve months of expenses in 2023 as compared to just over seven months of expenses in 2022 and FAFM which was acquired in December 2023. These increases were partially offset by a $71 million reduction in office employee compensation due to lower headcount and lower incentive compensation expense.

Headcount, which includes drivers, warehouse personnel and office employees, was 5,956, which includes 641 employees of FAFM, as of December 31, 2023 and 5,921 as of December 31, 2022. The increase in headcount was due primarily to the acquisition of FAFM partially offset by decreases in both office employees and company drivers.

Depreciation and Amortization

Depreciation and amortization expense increased to $144 million in 2023 from $132 million in 2022. This increase was primarily due to increased container, tractor and warehouse equipment depreciation expense as well as the amortization of intangibles related to the acquisitions of TAGG and FAFM. This expense, as a percentage of revenue, increased to 3.4% in 2023 from 2.5% in 2022. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense decreased to $49 million in 2023 from $58 million in 2022. This decrease was primarily due to less claim expenses related to both auto liability and workers compensation claims in 2023. These expenses, as a percentage of revenue, increased to 1.2% in 2023 from 1.1% in 2022.

General and Administrative

General and administrative expenses decreased to $106 million in 2023 from $121 million in 2022. These expenses, as a percentage of revenue, increased to 2.5% in 2023 from 2.2% in 2022.

This expense decrease was primarily due to less impairment of a right-of-use asset and decreases in use tax expense, outside sales commissions, bad debt expense and professional services expense including IT software expense. These decreases were partially offset by higher rent expense, the closing costs related to the FAFM acquisition, higher temporary labor expense as well as increased expenses resulting from TAGG, which incurred twelve months of expenses in 2023 as compared to just over four months of expenses in 2022 and FAFM which was acquired in December 2023.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $7 million in 2023 from $24 million in 2022. This decrease resulted from both less units sold and a lower average gain per unit sold in 2023 as compared to 2022. We expect gains in 2024 to continue to be lower than prior years due to a softer used tractor market.

Other Income (Expense)

Other Expense decreased to $3 million in 2023 from $7 million in 2022. Interest expense increased to $13 million in 2023 from $7 million in 2022 due primarily to higher interest rates on our debt and higher average debt balances. The expense increase was partially offset by increased interest income of $10 million in 2023 due to higher interest rates on our cash balance and higher cash balances throughout the year.

Provision for Income Taxes

The provision for income taxes decreased to $42 million in 2023 from $111 million in 2022 due a decrease in pre-tax income. We provided for income taxes using an effective rate of 19.9% in 2023 and an effective rate of 23.7% in 2022. The lower effective tax rate in 2023 resulted primarily from a change in state apportionment methodology.

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table summarizes our operating revenue by segment (in thousands):

	Years Ended
Operating Revenue	December 31,
	2022	2021
Intermodal and Transportation Solutions	$3,312,431	$2,661,160
Logistics	2,121,818	1,643,849
Inter-segment eliminations	(93,759)	(72,626)
Total operating revenue	$5,340,490	$4,232,383

The following table summarizes our operating income by segment (in thousands):

	Years Ended
Operating Income	December 31,
	2022	2021
Intermodal and Transportation Solutions	$348,537	$169,105
Logistics	126,184	69,352
Total operating income	$474,721	$238,457

Total consolidated operating revenue increased 26% to $5.3 billion in 2022 from $4.2 billion in 2021.

Intermodal and Transportation Solutions (“ITS”) revenue increased 24% to $3.3 billion primarily due to a 32% increase in intermodal revenue per load (a combination of price, accessorial, fuel and mix) driven by favorable industry demand and supply conditions, and a 4% increase in dedicated revenues, offset by a 4% decrease in intermodal volume.

ITS operating income increased to $349 million, 11% of revenue, as compared to $169 million, 6% of revenue in the prior year due to higher customer rates, as well as accessorial and surcharge income, partially offset by lower intermodal volume, higher drayage costs, and increased repositioning costs.

Logistics revenue increased 29% to $2.1 billion primarily driven by the impact of a full year of revenue from Choptank (acquired in October 2021) and the partial year revenue contribution from TAGG (acquired in August 2022). We also experienced revenue growth at our Final Mile, Managed Transportation, Consolidation and legacy Brokerage businesses.

Logistics operating income was 6% of revenue in 2022 and 4% of revenue in 2021. Operating income was $126 million as compared to $69 million in 2021, driven by the acquisitions of Choptank and TAGG, as well as yield improvements and higher operating efficiencies across all of our businesses.

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue (in thousands):

	Years Ended
	December 31,
	2022		2021

Operating revenue	$5,340,490	100.0%	$4,232,383	100.0%

Operating expenses:
Purchased transportation and warehousing	4,036,503	75.6%	3,172,122	74.9%
Salaries and benefits	543,010	10.2%	589,997	13.9%
Depreciation and amortization	131,789	2.5%	116,473	2.8%
Insurance and claims	58,064	1.1%	44,467	1.1%
General and administrative	120,579	2.2%	90,040	2.1%
Gain on sale of assets, net	(24,176)	-0.5%	(19,173)	-0.5%
Total operating expenses	4,865,769	91.1%	3,993,926	94.3%

Operating income	$474,721	8.9%	$238,457	5.7%

CONSOLIDATED OPERATING EXPENSES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs increased 27% to $4.0 billion in 2022 from $3.2 billion in 2021. As a percentage of revenue, Purchased transportation and warehousing costs increased to 75.6% in 2022 versus 74.9% in 2021 due to increased fuel costs and accessorial expenses.

The increase in purchased transportation costs in 2022, as compared to 2021, was primarily due to increased rail costs, increased fuel costs, higher brokerage volume, higher third-party carrier costs, increased repositioning costs as well as increased business activity.

Salaries and Benefits

Salaries and benefits decreased to $543 million in 2022 from $590 million in 2021. As a percentage of revenue, salaries and benefits decreased to 10.2% in 2022 from 13.9% in 2021.

This decrease was primarily due to $78 million less of incremental expense related to the decreased average company driver count, partially offset by an $8 million increase in incentive compensation expense, a $4 million increase in office employee compensation due to higher headcount and increased expenses resulting from the acquisitions of TAGG and Choptank.

Headcount, which includes drivers, warehouse personnel and office employees, was 5,921 and 4,718 as of December 31, 2022 and 2021, respectively. The increase in the number of drivers and warehouse personnel was partially offset by a decrease in the headcount of office employees. The above statistics include the impact of both the TAGG and Choptank acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased to $132 million in 2022 from $116 million in 2021. This increase was primarily due to increased container, tractor and warehouse equipment depreciation expense as well as the amortization of intangibles related to the acquisitions of TAGG in August of 2022 and Choptank in October 2021. This expense, as a percentage of revenue, decreased to 2.5% in 2022 from 2.8% in 2021. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense increased to $58 million in 2022 from $44 million in 2021. This increase was primarily due to higher claims expenses related to both auto liability and workers compensation claims in 2022 as well as higher premium costs. These expenses, as a percentage of revenue, remained consistent at 1.1% in both 2022 and 2021.

General and Administrative

General and administrative expenses increased to $121 million in 2022 from $90 million in 2021. These expenses, as a percentage of revenue, increased to 2.2% in 2022 from 2.1% in 2021.

This expense increase was primarily due to the acquisitions of TAGG in August 2022 and Choptank, which incurred twelve months of expenses in 2022 as compared to just two months of expenses in 2021, as well as increases in legal expenses, higher use tax expense, the impairment write-off of leased assets and higher professional costs related to acquisitions and IT costs.

Gain on Sale of Assets, Net

Net gains on the sale of equipment increased to $24 million in 2022 from $19 million in 2021. This increase resulted from both more units sold and a higher average gain per unit sold in 2022 as compared to 2021.

Other Income (Expense)

Other Expense decreased slightly to $7 million in 2022 from $8 million in 2021. Interest expense increased to $8 million in 2022 from $7 million in 2021 due primarily to higher interest rates on our debt and higher average debt balances. This expense increase was partially offset by increased interest income of $1 million in 2022 due to higher interest rates on our cash balance and higher cash balances.

Provision for Income Taxes

Provision for income taxes increased to $111 million in 2022 from $59 million in 2021 due to significantly higher pre-tax income in 2022. Our effective tax rate was 23.7% in 2022 and 25.7% in 2021. The lower effective tax rate in 2022 compared to 2021 was primarily related to a change in our state apportionment factors, resulting in a reduction to the tax rate. Additionally, we decreased the valuation allowance on state tax incentives due to our increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments and future dividends through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of December 31, 2023, we had $187 million of cash and cash equivalents and $21 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. In prior years, we have funded our business acquisitions from cash on hand. Payments for our other investing activities, such as the construction of our office buildings and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities including the purchase of treasury stock has been funded by cash from operations or cash on hand. We expect our newly declared dividend to be funded by cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the year ended December 31, 2023 was approximately $422 million, which resulted primarily from non-cash charges of $210 million, income of $168 million and changes in operating assets and liabilities of $44 million.

Cash provided by operating activities totaled $422 million in 2023 compared to $458 million in 2022. The $36 million decrease in cash flow was primarily due to a decrease in net income of $189 million, partially offset by an increase in the change in assets and liabilities of $103 million and an increase in non-cash charges of $50 million.

Net cash used in investing activities for the year ended December 31, 2023 was $373 million which included cash used in acquisitions of $261 million and capital expenditures of $140 million, partially offset by proceeds from the sale of equipment of $28 million. Capital expenditures of $140 million related primarily to tractors of $71 million, containers of $41 million, technology investments of $14 million, warehouse equipment of $12 million and leasehold improvements of $3 million.

Capital expenditures decreased by approximately $79 million in 2023 as compared to 2022. The 2023 decrease was due to decreased container purchases of $60 million, less spend on our corporate headquarters of $17 million, less technology investments of $9 million and less other transportation equipment purchases of $8 million. These decreases were partially offset by more purchases of warehouse equipment of $12 million, tractors of $3 million and the remainder related to leasehold improvements in 2023.

In 2024, we estimate capital expenditures will range from $55 million to $75 million. We expect transportation equipment purchases to range from $40 million to $45 million, technology investments of approximately $20 million and warehouse equipment and other of approximately $10 million. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in financing activities for the year ended December 31, 2023 was $148 million which includes cash used for the purchase of treasury stock of $144 million, repayments of long-term debt of $106 million, cash used for stock tendered for payments of withholding taxes of $10 million and finance lease payments of $2 million, partially offset by proceeds from the issuance of debt of $114 million. Debt incurred in 2023 was used to fund the purchase of transportation equipment.

The $96 million increase in cash used in financing activities for 2023 versus 2022 was primarily due to an increase in the purchase of treasury stock of $34 million, an increase in cash paid for stock related to employee withholding taxes of $2 million and a decrease in proceeds from the issuance of debt of $65 million, partially offset by a decrease in the repayments of long-term debt of $5 million.

In 2023, cash paid for income taxes was $35 million, of which $23 million related to 2023 and $12 million related to 2022. The $23 million of cash paid for income taxes related to 2023 is less than the 2023 income tax expense of $41 million. This difference is a result of favorable book to tax differences, primarily those related to compensation, which caused 2023 taxable income to be less than 2023 financial statement income before taxes. We expect cash payments in 2024 for taxes to be greater than book tax expense.

See Note 10 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2024. As of December 31, 2023 and December 31, 2022, our letters of credit were $1 million and $43 million, respectively.

As of December 31, 2023 and December 31, 2022, we had no borrowings under our respective credit agreements and our unused and available borrowings were $349 million and $307 million, respectively. We were in compliance with the financial covenants in our credit agreements as of December 31, 2023 and December 31, 2022.

CONTRACTUAL OBLIGATIONS

Aggregated information about our obligations and commitments to make future contractual payments such as debt and lease obligations as of December 31, 2023 is presented in the following table (in thousands).

Future Payments Due:

	Operating	Finance		Interest
	Leases	Leases	Debt	on Debt	Total
Year 1	$55,516	$1,619	$105,108	$13,103	$175,346
Year 2	49,997	558	95,619	9,110	155,284
Year 3	41,650	303	80,699	5,575	128,227
Year 4	33,067	32	51,306	2,379	86,784
Year 5	26,363	-	17,950	481	44,794
Thereafter	54,863	-	-	-	54,863
	$261,456	$2,512	$350,682	$30,648	$645,298

As of February 16, 2024, Hub signed various operating and finance leases which had not commenced as of December 31, 2023. Based on the present value of the lease payments, the estimated right-of-use (“ROU”) assets and lease liabilities related to these contracts will total approximately $7.1 million and $0.3 million for operating and finance leases, respectively.

Deferred Compensation

Under our Non-qualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Future Payments Due:

Year 1	$535
Year 2	2,930
Year 3	1,552
Year 4	1,177
Year 5	1,216
Thereafter	13,075
$20,485

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. The Company maintains a bank line of credit and has both fixed and variable rate debt as described in Note 10 to the consolidated financial statements. Any material increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2023.

Although we conduct business in foreign countries, international operations are not material to our consolidated financial position, results of operations, or cash flows. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the year ended December 31, 2023. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. We do not use financial instruments for trading purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hub Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

Claims Accruals
Description of the Matter

At December 31, 2023, the Company’s aggregate accrued liability related to auto and workers’ compensation claims, inclusive of amounts expected to be paid above its self-insured retention limits, was $39.1 million. As explained in Note 1 of the consolidated financial statements, the Company recognizes a liability at the time of an incident based upon the nature and severity of the claim and analyses provided by third-party claims administrators. The Company utilizes actuarial methods to estimate this liability.

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

Chicago, Illinois

February 27, 2024

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187,270	$286,642
Accounts receivable trade, net	600,197	716,190
Other receivables	3,358	3,967
Prepaid taxes	17,331	16,987
Prepaid expenses and other current assets	41,089	32,914
TOTAL CURRENT ASSETS	849,245	1,056,700

Restricted investments	20,763	18,065
Property and equipment, net	791,692	783,683
Right-of-use assets - operating leases	210,742	102,114
Right-of-use assets - financing leases	2,522	1,194
Other intangibles, net	304,607	197,386
Goodwill, net	733,695	629,402
Other assets	22,781	21,537
TOTAL ASSETS	$2,936,047	$2,810,081

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$349,378	$344,751
Accounts payable other	14,471	15,563
Accrued payroll	21,731	66,669
Accrued other	121,253	132,324
Lease liability - operating leases	44,690	29,547
Lease liability - financing leases	1,579	1,175
Current portion of long-term debt	105,108	101,741
TOTAL CURRENT LIABILITIES	658,210	691,770

Long-term debt	245,574	240,724
Non-current liabilities	55,287	43,505
Lease liability - operating leases	177,699	78,557
Lease liability - financing leases	865	-
Deferred taxes	163,767	155,923

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2023 and 2022	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 75,524,189 shares issued in both 2023 and 2022; 62,200,921 shares outstanding in 2023 and 65,868,145 shares outstanding in 2022.	755	755
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in 2023 and 2022.	6	6
Additional paid-in capital	225,288	207,823
Purchase price in excess of predecessor basis, net of tax benefit of $10,306	(15,458)	(15,458)
Retained earnings	1,949,110	1,781,582
Accumulated other comprehensive loss	(129)	(214)
Treasury stock; at cost, 13,323,268 shares in 2023 and 9,656,044 shares in 2022.	(524,927)	(374,892)
TOTAL STOCKHOLDERS' EQUITY	1,634,645	1,599,602
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,936,047	$2,810,081

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Twelve Months Ended
	December 31,
	2023	2022	2021

Operating revenue	$4,202,585	$5,340,490	$4,232,383

Operating expenses:
Purchased transportation and warehousing	3,145,595	4,036,503	3,172,122
Salaries and benefits	553,326	543,010	589,997
Depreciation and amortization	143,523	131,789	116,473
Insurance and claims	49,040	58,064	44,467
General and administrative	105,705	120,579	90,040
Gain on sale of assets, net	(6,835)	(24,176)	(19,173)
Total operating expenses	3,990,354	4,865,769	3,993,926

Operating income	212,231	474,721	238,457

Other income (expense):
Interest expense	(13,435)	(7,506)	(7,307)
Interest income	10,011	874	5
Other, net	397	(131)	(245)
Total other expense, net	(3,027)	(6,763)	(7,547)

Income before provision for income taxes	209,204	467,958	230,910

Provision for income taxes	41,676	111,010	59,436

Net income	167,528	356,948	171,474

Other comprehensive income:
Foreign currency translation adjustments	85	(7)	(16)

Total comprehensive income	$167,613	$356,941	$171,458

Basic earnings per common share	$2.65	$5.37	$2.56

Diluted earnings per common share	$2.62	$5.32	$2.53

Basic weighted average number of shares outstanding	63,324	66,418	66,868
Diluted weighted average number of shares outstanding	63,954	67,118	67,784

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except shares)

				Purchase Price
	Class A & B			in Excess of		Accumulated
	Common Stock		Additional	Predecessor		Other	Treasury
	Shares		Paid-in	Basis, Net	Retained	Comprehensive	Stock
	Issued	Amount	Capital	of Tax	Earnings	Income	Shares	Amount	Total
Balance December 31, 2020	76,099,092	$761	$185,716	$(15,458)	$1,253,160	$(191)	(7,675,084)	$(266,065)	$1,157,923
Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(268,658)	(9,123)	(9,123)
Issuance of restricted stock awards, net of forfeitures	-	-	(16,858)	-	-	-	984,710	16,858	-
Share-based compensation expense	-	-	20,056	-	-	-	-	-	20,056
Net income	-	-	-	-	171,474	-	-	-	171,474
Foreign currency translation adjustment	-	-	-	-	-	(16)	-	-	(16)
Balance December 31, 2021	76,099,092	$761	$188,914	$(15,458)	$1,424,634	$(207)	(6,959,032)	$(258,330)	$1,340,314

Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(206,094)	(8,312)	(8,312)
Purchase of treasury stock	-	-	-	-	-	-	(1,890,994)	(75,000)	(75,000)
Purchase of treasury stock from related party (Note 17)	-	-	-	-	-	-	(860,242)	(34,767)	(34,767)
Issuance of restricted stock awards, net of forfeitures	-	-	(1,517)	-	-	-	260,318	1,517	-
Share-based compensation expense	-	-	20,426	-	-	-	-	-	20,426
Net income	-	-	-	-	356,948	-	-	-	356,948
Foreign currency translation adjustment	-	-	-	-	-	(7)	-	-	(7)
Balance December 31, 2022	76,099,092	$761	$207,823	$(15,458)	$1,781,582	$(214)	(9,656,044)	$(374,892)	$1,599,602

Stock tendered for payments of withholding taxes	-	-	-	-	-	-	(257,630)	(10,148)	(10,148)
Purchase of treasury stock	-	-	-	-	-	-	(3,762,968)	(143,770)	(143,770)
Issuance of restricted stock awards, net of forfeitures	-	-	(3,883)	-	-	-	353,374	3,883	-
Share-based compensation expense	-	-	21,348	-	-	-	-	-	21,348
Net income	-	-	-	-	167,528	-	-	-	167,528
Foreign currency translation adjustment	-	-	-	-	-	85	-	-	85
Balance December 31, 2023	76,099,092	$761	$225,288	$(15,458)	$1,949,110	$(129)	(13,323,268)	$(524,927)	$1,634,645

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net Income	$167,528	$356,948	$171,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and right-of-use assets	184,449	153,726	130,629
Impairment of right-of-use asset	2,012	5,874	-
Deferred taxes	9,587	4,448	(3,992)
Compensation expense related to share-based compensation plans	21,348	20,426	20,056
Gain on sale of assets	(6,835)	(24,176)	(19,173)
Changes in operating assets and liabilities, net of acquisitions:
Restricted investments	(2,698)	6,191	(903)
Accounts receivable, net	145,088	8,298	(115,568)
Prepaid taxes	(344)	(14,796)	(856)
Prepaid expenses and other current assets	(5,974)	(3,111)	(647)
Other assets	(3,732)	(4,231)	(2,883)
Accounts payable	1,215	(89,103)	78,448
Accrued expenses	(63,626)	57,613	9,686
Non-current liabilities	(25,860)	(19,944)	(13,436)
Net cash provided by operating activities	422,158	458,163	252,835

Cash flows from investing activities:
Proceeds from sale of equipment	27,717	42,929	45,177
Purchases of property and equipment	(140,068)	(219,140)	(132,952)
Acquisitions, net of cash acquired	(260,810)	(102,661)	(122,360)
Net cash used in investing activities	(373,161)	(278,872)	(210,135)

Cash flows from financing activities:
Purchase of treasury stock	(143,770)	(75,000)	-
Repayments of long-term debt	(105,771)	(111,482)	(107,608)
Stock tendered for payments of withholding taxes	(10,148)	(8,312)	(9,123)
Finance lease payments	(2,708)	(2,093)	(2,682)
Purchase of treasury stock from related party (Note 17)	-	(34,767)	-
Proceeds from issuance of debt	113,988	179,195	112,001
Net cash used in financing activities	(148,409)	(52,459)	(7,412)

Effect of exchange rate changes on cash and cash equivalents	40	26	(10)

Net increase (decrease) in cash and cash equivalents	(99,372)	126,858	35,278
Cash and cash equivalents beginning of the year	286,642	159,784	124,506
Cash and cash equivalents end of the year	$187,270	$286,642	$159,784

Supplemental disclosures of cash paid for:
Interest	$12,510	$7,991	$7,602
Income taxes	$34,882	$128,812	$58,593

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Business: Hub Group, Inc. (“Hub”, “we”, “us” or “our”) is a leading supply chain solutions provider that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our service offerings include a full range of freight transportation and logistics services, some of which are provided using assets we own and operate, and some of which are provided by third parties with whom we contract. Our transportation services include intermodal, truckload, less-than-truckload, flatbed, temperature-controlled, dedicated and regional trucking. Our logistics services include full outsource logistics solutions, transportation management services, freight consolidation, warehousing and fulfillment, final mile delivery, parcel and international services.

On December 20, 2023, we acquired Forward Air Final Mile (“FAFM”). On August 22, 2022, we acquired TAGG Logistics, LLC (“TAGG”). On October 19, 2021, we acquired Choptank Transport, LLC (“Choptank”). Refer to Note 4 “Acquisitions” for additional information.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have more than a 50% equity ownership or otherwise exercise unilateral control. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2023 and 2022, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (“DDAs”), savings accounts, checking accounts and money market accounts.

Accounts Receivable and Allowance for Uncollectible Accounts: The allowance for credit losses is a valuation account that is deducted from the trade receivables’ amortized cost basis to present the net amount expected to be collected on the receivables. Trade receivables are charged off against the allowance when we believe the uncollectibility of a receivable balance is confirmed, and the expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management continuously reviews and assesses the environment and its potential impact on the credit worthiness and collectability of our accounts receivable with customers most affected by tighter financial conditions. Our allowance for credit losses is presented in the allowance for uncollectible trade accounts and is immaterial at December 31, 2023 and 2022. The allowance for uncollectible trade accounts also includes estimated adjustments to revenue for items such as billing disputes. Our reserve for uncollectible accounts was approximately $34.7 million and $38.6 million as of December 31, 2023 and 2022, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

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

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. Beginning with the first quarter of 2023, we concluded that we had two reportable segments and two reporting units: Intermodal and Transportation Solutions (“ITS”) and Logistics which are based primarily on the services each segment provides. We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the fair value of our reporting units is less than their carrying value and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of its reporting units to their fair value. If the fair value of a reporting unit is less than the carrying amount, then a goodwill impairment charge will be recognized in the amount by which carrying amount exceeds fair value, limited to the total amount of goodwill allocated to that reporting unit. We performed our annual assessment in the fourth quarter of 2023 and 2022 as required and determined it was not more-likely-than-not that the fair value of our reporting units was less than its carrying value.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience. In doing so, the recorded liability factors in future growth of claims and an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims related to auto liability and workers’ compensation. At December 31, 2023 and 2022, we had an accrual of approximately $39.1 million and $38.8 million, respectively for estimated claims. We had no significant receivables recorded for payments in excess of our self-insured levels. Our claims accruals are classified in accrued other and non-current liabilities in the consolidated balance sheets, based on when the claim is estimated to be paid.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs, savings accounts, checking accounts and money market accounts. We primarily serve customers located throughout the United States with no significant concentration in any one region. In each of the years ended December 31, 2023, 2022 and 2021, one customer accounted for more than 10% of our annual revenue in both segments. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

The following table includes the one customer that represented 10% or more of our annual revenue by segment during the last three fiscal years:

	Years Ended
Customer A	December 31,
	2023	2022	2021
ITS	13%	14%	14%
Logistics	11%	12%	15%
Total operating revenue	13%	13%	15%

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

Deferred income taxes are recognized for the future tax effects of temporary differences between financial statement and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections, with one exception. We have established a valuation allowance of $1.2 million related to federal and state tax credit carryforwards. In the event the probability of realizing the remaining deferred tax assets does not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

New Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. For public business entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. We are assessing the impact of this guidance on our disclosures; it will not have an impact on our results of operations, cash flows, or financial condition.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU will be effective for the Company’s fiscal December 31, 2024 year-end and interim periods beginning in fiscal 2025, with early adoption permitted. We are assessing the impact of this guidance on our disclosures; it will not have an impact on our results of operations, cash flows or financial condition.

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

Reclassifications: Due to presentation changes made in our consolidated statements of income, certain prior year amounts have been reclassified to conform with the current year presentation.

On January 4, 2024, the Company announced a two-for-one stock split of the Company’s Class A and Class B common stock. The stock split was implemented in the form of a distribution of one additional Class A share for each share outstanding. The record date for the stock split was as of the close of business on January 16, 2024. The Company distribution date of the additional shares was January 26, 2024. As a result of the stock split, the number of authorized shares remained unchanged. Additionally, the par value per share of the common stock remains unchanged. All other share amounts in our consolidated balance sheets, consolidated statements of income and comprehensive income, consolidated statements of stockholders' equity and related footnote disclosures have been adjusted and presented as though the stock split had occurred on January 1, 2021.

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended December 31,
	2023	2022	2021

Net income	$167,528	$356,948	$171,474

Weighted average shares outstanding - basic	63,324	66,418	66,868

Dilutive effect of restricted stock	630	700	916

Weighted average shares outstanding - diluted	63,954	67,118	67,784

Earnings per share net income
Basic	$2.65	$5.37	$2.56
Diluted	$2.62	$5.32	$2.53

NOTE 4. Acquisitions

Forward Air Final Mile Acquisition

On December 20, 2023, we acquired 100% of the equity interest of Forward Air Final Mile (“FAFM”). FAFM provides residential last mile delivery services and installation of big and bulky goods, with a focus on appliances, throughout the United States. Total consideration for the transaction was $261 million paid from cash on hand. The financial results of FAFM, since the date of acquisition, are included in our Logistics segment.

The acquisition of FAFM expanded our final mile services to include the delivery and installation of appliances. FAFM provides residential last mile delivery services through a non-asset business model, working with a network of over 350 carriers throughout the country.

The initial accounting for the acquisition of FAFM is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets. In addition, the Company is in the preparation and final review process of the applicable future cash flows used in determining the purchase accounting. Finally, certain post-closing activities outlined in the acquisition agreement remain incomplete. As a result, the amounts recorded in the consolidated financial statements related to the FAFM acquisition are preliminary and the measurement period remains open. The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

December 20, 2023
Accounts receivable trade	$28,574
Prepaid expenses and other current assets	2,305
Property and equipment	3,241
Right-of-use assets - operating leases	15,003
Other intangibles	134,456
Goodwill	103,922
Other assets	173
Total assets acquired	$287,674

Accounts payable trade	$155
Accounts payable other	2,177
Accrued payroll	1,271
Accrued other	8,132
Lease liability - operating leases short-term	6,145
Other long term liabilities	19
Lease liability - operating leases long-term	8,857
Total liabilities assumed	$26,756

Total consideration	$260,918

Cash paid, net	$260,918

The FAFM acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their estimated fair values as of December 20, 2023 with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized in the FAFM acquisition was primarily attributable to potential expansion and future development of the acquired business.

Tax history and attributes are not inherited in an equity purchase of this kind, however, the goodwill and other intangibles recognized in this purchase will be fully tax deductible over a period of 15 years.

We incurred approximately $5.1 million of transaction costs associated with this transaction prior to the closing date that are reflected in general and administrative expense and insurance and claims expense in the accompanying Consolidated Statements of Income for the year ended December 31, 2023.

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated based on prior final mile acquisitions as follows (in thousands):

		Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2023	Life
Customer relationships	$127,733	$355	$127,378	15 years
Developed technology	$6,723	$70	$6,653	4 years

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the year ended December 20, 2023 was $0.4 million. The intangible assets have a weighted average useful life of approximately 14.37 years.

Amortization expense related to FAFM for the next five years is as follows (in thousands):

Total
2024	$10,196
2025	10,196
2026	10,196
2027	10,126
2028	8,516

From the date of the acquisition through December 31, 2023, FAFM’s revenue was $6.4 million and operating income was $0.2 million.

FAFM's actual results are included in our consolidated financial statements since the acquisition date of December 20, 2023. The following unaudited pro forma consolidated results of operations present the effects of FAFM as though it had been acquired as of January 1, 2022 (in thousands, except for per share amounts):

	Twelve Months Ended	Twelve Months Ended
	December 31, 2023	December 31, 2022
Revenue	$4,476,469	$5,634,259
Net income	$192,371	$381,895
Earnings per share
Basic	$3.04	$5.75
Diluted	$3.01	$5.69

The unaudited pro forma consolidated results for the annual periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and FAFM. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the FAFM acquisition as of January 1, 2022.

NOTE 5. Segment Reporting

As we have continued to expand our service offerings and diversify our business, we have also made changes to the financial information that our CEO, who has been identified as our Chief Operating Decision Maker (CODM), uses to make operating and capital decisions. Beginning in the first quarter of 2023, we concluded that we have two reportable segments: Intermodal and Transportation Solutions (“ITS”) and Logistics which are based primarily on the services each segment provides. We have recast the prior period information to conform with the current year presentation. Our ITS segment includes our asset-light business lines: intermodal and dedicated trucking. Our Logistics segment includes our non-asset business lines: managed transportation, truck brokerage, final mile, consolidation, warehousing and fulfillment. We operate the following segments:

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery as well as high service local and regional trucking transportation using equipment dedicated to their needs. In 2023, approximately 78% of our drayage services was provided by our own fleet. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. As of December 31, 2023, we operated trucking terminals at 26 locations throughout the United States, with locations in many large metropolitan areas. We also contract for services with independent owner-operators who supply their own equipment and operate under our regulatory authority. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of December 31, 2023, our trucking transportation operation consisted of approximately 2,300 tractors, 2,900 employee drivers and 4,300 trailers. We also contract for services with approximately 460 independent owner-operators.

Logistics. Our Logistics segment offers a wide range of services including transportation management, freight brokerage services, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment, cross-docking, consolidation services and final mile delivery. Logistics includes our brokerage business which consists of a full range of trucking transportation services, including dry van, expedited, less-than-truckload (“LTL”), refrigerated and flatbed, all of which is provided by third-party carriers with whom we contract. We leverage proprietary technology along with collaborative relationships with third-party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our ITS segment. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. Our final mile delivery offering provides residential final mile delivery and installation of appliances and big and bulky goods. Final mile operates through a network of independent service providers in company, customer and third-party facilities throughout the continental United States. Our business operates or has access to approximately 11 million square feet of warehousing and cross-dock space across North America, to which our customers ship their goods to be stored and distributed to destinations including residences, retail stores and other commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements. Logistics also includes our brokerage business which provides third-party truckload, less-than-truckload (“LTL”), flatbed and temperature-controlled needs.

The following table summarizes our financial and operating data by segment (in thousands):

	Years Ended
Operating Revenue	December 31,
	2023	2022	2021
Intermodal and Transportation Solutions	$2,495,663	$3,312,431	$2,661,160
Logistics	1,820,856	2,121,818	1,643,849
Inter-segment eliminations	(113,934)	(93,759)	(72,626)
Total operating revenue	$4,202,585	$5,340,490	$4,232,383

	Years Ended
Operating Income	December 31,
	2023	2022	2021
Intermodal and Transportation Solutions	$107,117	$348,537	$169,105
Logistics	105,114	126,184	69,352
Total operating income	$212,231	$474,721	$238,457

	Years Ended
Depreciation and Amortization	December 31,
	2023	2022	2021
Intermodal and Transportation Solutions	$108,916	$102,279	$94,916
Logistics	34,607	29,510	21,557
Total depreciation and amortization	$143,523	$131,789	$116,473

Separate balance sheets are not presented by segment to our CODM. Our CEO uses consolidated asset information to make capital decisions.

NOTE 6. Goodwill and Other Intangible Assets

Due to the change in segments in the first quarter of 2023, consolidated goodwill was reallocated to the two new reporting units based on their relative fair values. The Company performed an evaluation before and after the change and concluded it was not more-likely-than-not that the fair value of our reporting units was less than its carrying value. There were no accumulated impairment losses of goodwill at the beginning of the period.

The following table presents the carrying amount of Goodwill by segment (in thousands):

	ITS	Logistics	Consolidated
Balance at December 31, 2021	$371,641	$205,272	$576,913
Acquisitions	-	52,489	52,489
Balance at December 31, 2022	$371,641	$257,761	$629,402
Acquisitions	-	104,293	104,293
Balance at December 31, 2023	$371,641	$362,054	$733,695

The components of the "Other intangible assets” are as follows (in thousands):

			Net
	Gross	Accumulated	Carrying
As of December 31, 2023:	Amount	Amortization	Value	Life
Customer relationships	$376,956	$92,827	$284,129	5-15 years

Carrier network and agent relationships	15,000	8,563	6,437	4 years

Developed technology	17,223	3,247	13,976	4-7 years

Trade name	6,200	6,135	65	18 months
Consolidated Total	$415,379	$110,772	$304,607

			Net
	Gross	Accumulated	Carrying
As of December 31, 2022:	Amount	Amortization	Value	Life
Customer relationships	$249,223	$72,157	$177,066	5-15 years

Carrier network and agent relationships	15,000	4,813	10,187	4 years

Developed technology	10,500	1,449	9,051	4-7 years

Trade name	6,200	5,118	1,082	18 months
Consolidated Total	$280,923	$83,537	$197,386

The above intangible assets are amortized using the straight-line method. Amortization expense was $27.2 million and $26.6 million for the years ended December 31, 2023 and 2022, respectively. The remaining weighted average life of all definite lived intangible assets was 11.32 years and 9.57 years for the years ended December 31, 2023 and 2022, respectively. Amortization expense for the next five years is expected to be as follows (in thousands):

Total
Year 1	$34,448
Year 2	33,345
Year 3	30,645
Year 4	30,287
Year 5	27,385

NOTE 7. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.4	3.5	3.5
Federal and state incentives	(1.9)	(1.4)	(0.5)
State law changes	(0.2)	0.4	1.1
Permanent differences	0.6	0.2	0.6
Net effective rate	19.9%	23.7%	25.7%

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current
Federal	$34,951	$85,831	$51,918
State and local	(1,191)	25,162	13,876
Foreign	55	32	38
	33,815	111,025	65,832

Deferred
Federal	8,305	7,366	(5,125)
State and local	(432)	(7,388)	(1,254)
Foreign	(12)	7	(17)
	7,861	(15)	(6,396)

Total provision	$41,676	$111,010	$59,436

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Accrued compensation	9,884	21,035
Other reserves	32,060	30,588
Tax credit carryforwards	6,533	8,156
Operating loss carryforwards	151	166
Lease accounting liability	44,440	29,185
Total gross deferred income taxes	93,068	89,130
Valuation allowances	(1,174)	(1,567)
Total deferred tax assets	91,894	87,563

Prepaids	(6,444)	(6,077)
Property and equipment	(153,790)	(156,961)
Intangibles	(53,759)	(54,796)
Lease right-of-use asset	(41,668)	(25,652)
Total deferred tax liabilities	(255,661)	(243,486)

Total deferred taxes	$(163,767)	$(155,923)

We are subject to income taxation in the United States, numerous state jurisdictions, Mexico, Canada, and India. Because income tax return formats vary among the states, we file both unitary and separate company state income tax returns. We do not permanently reinvest our foreign earnings, all amounts are accrued and accounted for, though not material.

Our state tax net operating losses total $0.2 million. Some of those state losses have no expiration date while others will expire between December 31, 2024, and December 31, 2042. Management believes it is more likely than not that the loss carryforward deferred tax assets will be fully realized.

Our federal incentive tax credit carryforward of $0.1 million expires between December 31, 2025 and December 31, 2028. Our state incentive tax credit carryforwards of $8.1 million expire between December 31, 2024, and December 31, 2027. Management believes it is more likely than not that approximately $6.7 million of the incentive carryforward deferred tax assets will be realized and a valuation allowance of $1.2 million has been established for the remainder which are not expected to be realized.

As of December 31, 2023 and December 31, 2022, the amount of unrecognized tax benefits was $12.9 million and $11.1 million, respectively. If recognized, these benefits would decrease our income tax provision by $10.2 million and $9.0 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2023	2022
Gross unrecognized tax benefits - beginning of the year	$11,116	$6,647
Gross increases related to prior year tax positions	761	425
Gross increases related to current year tax positions	1,460	4,665
Lapse of applicable statute of limitations	(478)	(621)
Gross unrecognized tax benefits - end of year	$12,859	$11,116

We recognize interest and penalties related to income tax liabilities in our provision for income taxes. In 2023, we included $0.1 million in our provision for income taxes.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. Among other things, the CARES Act includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. On December 27, 2020, the Consolidated Appropriations Act (“CAA”) was enacted in further response to the COVID-19 pandemic, in combination with omnibus spending for the 2021 federal fiscal year. The CAA extended many of the provisions enacted by the CARES Act, Though some provisions of the CARES Act and CAA do impact the Company, there was no material effect on the Company’s consolidated financial condition or results of operations for the years ended December 31, 2023, 2022 or 2021.

The Inflation Reduction Act of 2022 was signed into law on August 16, 2022, and the CHIPS and Science Act of 2022 was signed into law on August 9, 2022. These laws implement new tax provisions, primarily a 15% corporate alternative minimum tax and a nondeductible 1% excise tax on the fair market value of stock repurchased by publicly traded corporations. We do not anticipate any other material impact of these provisions. The two acts also provide various tax credits, several of which are transferable or refundable, for the investment in or production of clean-energy effective January 1, 2023. We will continue to evaluate potential tax benefits available under the acts as additional guidance is issued in future periods.

NOTE 8. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable materially approximated fair value as of December 31, 2023 and 2022. As of December 31, 2023, the fair value of the Company’s fixed-rate borrowings was $1.4 million less than the historical carrying value of $350.7 million. As of December 31, 2022, the $342.5 million carrying value of the Company's fixed-rate borrowings approximated the fair value. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2023 and 2022, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts and money market accounts.

Restricted investments included $20.8 million and $18.1 million as of December 31, 2023 and 2022, respectively, of mutual funds and other security investments which are reported at fair value. These investments relate to the nonqualified deferred compensation plan that is described in Note 14 and insurance deposits.

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

NOTE 9. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Land	$24,724	$24,724
Building and improvements	90,257	90,233
Leasehold improvements	14,260	9,854
Computer equipment and software	185,284	169,309
Furniture and equipment	37,377	25,586
Transportation equipment	1,014,244	973,739
Construction in process	-	902
	1,366,146	1,294,347
Less: Accumulated depreciation	(574,454)	(510,664)
Property and Equipment, net	$791,692	$783,683

Depreciation expense related to property and equipment was $114.4 million, $103.1 million and $95.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

We have standby letters of credit that expire in 2024. As of December 31, 2023 and December 31, 2022, our letters of credit were $0.9 million and $43.4 million, respectively.

As of December 31, 2023 and December 31, 2022, we had no borrowings under our respective credit agreements and our unused and available borrowings were $349.1 million and $306.6 million, respectively. We were in compliance with the financial covenants in our debt agreements as of December 31, 2023 and December 31, 2022.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	December 31,	December 31,
	2023	2022

Interim funding for equipment received and expected to be converted to an equipment note in subsequent year; interest paid at a variable rate	$3,265	$6,137

Secured Equipment Notes due on various dates in 2028 commencing on various dates in 2023; interest is paid monthly at a fixed annual rate between 5.21% and 6.32%	105,744	-

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022; interest is paid monthly at a fixed annual rate between 2.07% and 6.45%	147,192	177,295

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	55,797	78,359

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020 and 2021; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	30,930	43,955

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	7,754	20,751

Secured Equipment Notes due on various dates in 2023 commencing on various dates from 2016 to 2019; interest is paid monthly at a fixed annual rate between 2.70% and 4.10%	-	15,968

	350,682	342,465

Less current portion	(105,108)	(101,741)
Total long-term debt	$245,574	$240,724

Aggregate principal payments, in thousands, due subsequent to December 31, 2023, are as follows:

Year 1	$105,108
Year 2	95,619
Year 3	80,699
Year 4	51,306
Year 5	17,950
$350,682

NOTE 11. Leases

In accordance with ASC 842, “Leases,” (“ASC 842”) which requires lessees to recognize a right-of-use asset (“ROU”) and a lease obligation for all leases, we made an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.

As of December 31, 2023, we recorded $213.3 million of ROU assets and $224.8 million of lease liabilities on our consolidated balance sheet. As of December 31, 2022, we recorded $103.3 million of ROU assets and $109.3 million of lease liabilities on our consolidated balance sheet. The increase in ROU assets and lease liabilities was primarily the result of the TAGG acquisition. The lease liabilities recognized are measured based upon the present value of minimum future payments. The ROU assets are equal to lease liabilities upon initial recording, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheets.

Hub currently does not have any variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate). Some leases have options to extend or terminate the agreement, which management assesses in determining the estimated lease term. If any of the options to extend a lease are exercised, this change will be reflected as a remeasurement of the ROU asset and lease liability accordingly. As of December 31, 2023, the ROU asset and lease liabilities do not reflect any options to extend or terminate a lease as management is not reasonably certain it will exercise any of these options. Also, current leases do not contain any restrictions or covenants imposed by the leases or residual value guarantees.

As of December 31, 2023, Hub signed new property lease contracts which had not commenced. Based on the present value of the lease payments, the estimated ROU assets and lease liabilities related to these contracts will total approximately $7.1 million.

Discount rates are not specified on the individual lease contracts at the commencement date. To determine the present value of the lease payments, Hub used its incremental borrowing rate which was determined based on Hub’s credit standing and factoring in the current 12-month SOFR rate published at the time of the lease commencement. This incremental borrowing rate represents the rate of interest that Hub would have to pay to borrow on a collateralized basis over a similar term and amounts equal to the lease payments in a similar economic environment. As of December 31, 2023, we are in the process of evaluating the leases for the FAFM acquisition.

The following table summarizes the lease costs (in thousands), which are included in transportation costs and general and administrative costs in the accompanying consolidated statement of income:

	Years Ended December 31,
	2023	2022	2021

Amortization of finance right-of-use assets	$2,650	$2,075	$2,304
Interest on finance lease liabilities	194	13	29
Finance lease cost	2,844	2,088	2,333

Operating lease cost	48,868	21,232	12,343
Short-term lease cost	300	379	171
Sublease income	(1,051)	(251)	(327)
Total lease cost	$50,961	$23,448	$14,520

The following table represents the maturity of operating and finance lease liabilities (in thousands):

	December 31, 2023
	Operating Leases	Finance Leases	Total
Year 1	$55,516	$1,619	$57,135
Year 2	49,997	558	50,555
Year 3	41,650	303	41,953
Year 4	33,067	32	33,099
Year 5	26,363	-	26,363
Thereafter	54,863	-	54,863
Total	261,456	2,512	263,968
Imputed interest	39,067	68	39,135
Present value of lease payments	222,389	2,444	224,833
Less: current lease liabilities	44,690	1,579	46,269
Long-term lease liabilities	$177,699	$865	$178,564

	December 31, 2022
	Operating Leases	Finance Leases	Total
Year 1	$33,547	$1,179	$34,726
Year 2	29,618	-	29,618
Year 3	24,081	-	24,081
Year 4	16,300	-	16,300
Year 5	9,136	-	9,136
Thereafter	5,618	-	5,618
Total	118,300	1,179	119,479
Imputed interest	10,196	4	10,200
Present value of lease payments	108,104	1,175	109,279
Less: current lease liabilities	29,547	1,175	30,722
Long-term lease liabilities	$78,557	$-	$78,557

The following table presents supplemental cash flow and noncash information related to leases:

	Years Ended December 31,
	2023	2022	2021
Operating cash flows from operating leases	$36,073	$19,135	$11,523
Financing cash flows from finance leases	2,708	2,093	2,682
Operating cash flows from finance leases	194	13	29
Cash paid for lease liabilities	$38,975	$21,241	$14,234

Right-of-use assets obtained in exchange for new	$(3,978)	$(2,017)	$(72)
financing lease liabilities (net of disposals)
Rights-of-use assets obtained in exchange for new	$133,358	$77,178	$11,684
operating lease liabilities (net of disposals)

The weighted average remaining lease term and discount rates as of December 31, are as follows (in thousands):

	December 31, 2023	December 31, 2022
Weighted average remaining lease term — finance leases	2.14 years	0.6 years
Weighted average remaining lease term — operating leases	5.66 years	4.06 years

Weighted average discount rate — finance leases	4.29%	1.20%
Weighted average discount rate — operating leases	5.47%	4.51%

NOTE 12. Internal-Use Software

We capitalize internal and external costs, which include costs related to the development of our cloud computing or hosting arrangements, incurred to develop internal use software per ASC Subtopic 350-40. Refer to Note 1 "Description of Business and Summary of Significant Accounting Policies" for information regarding accounting policy.

We had total capitalized internal use software costs, which include costs related to the development of our cloud computing or hosting arrangements, net of accumulated amortization, of $56.4 million and $57.3 million as of December 31, 2023 and 2022, respectively. The 2023 balance consists of capitalized implementation costs of $12.0 million, net of accumulated amortization, related to our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $44.4 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet. The 2022 balance consists of capitalized implementation costs of $11.4 million, net of accumulated amortization, related our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $45.9 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet.

We capitalized total implementation and internal-use software costs of $16.7 million and $15.7 million in 2023 and 2022, respectively. Implementation and internal-use software costs are amortized, once ready for intended use, over its expected useful life or the term of the associated hosting arrangements of generally up to 10 years.

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

As of December 31, 2023, 2,888,438 shares were available for future grant under the 2022 Incentive Plan.

We have awarded time-based restricted stock to our employees and the Company’s non-employee directors (“Outside Directors”). This restricted stock generally vests ratably (once per year) over a three to five-year period for recipients other than Outside Directors. Outside Directors’ restricted stock vests over a one-year period. In 2023, 2022 and 2021, we also granted performance-based restricted stock to our executive officers. The performance-based restricted stock vests upon the third anniversary of its issuance if certain financial targets are achieved.

Share-based compensation expense for 2023, 2022 and 2021 was $21.2 million, $20.6 million and $20.1 million or $17.0 million, $15.7 million and $14.9 million, net of taxes, respectively. Included in the 2023, 2022 and 2021 share-based compensation expense was $6.3 million, $5.6 million and $5.8 million of performance-based share expenses or $4.8 million, $4.2 million and $4.3 million, net of taxes, respectively.

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2023:

		Time-Based		Performance-Based
		Restricted Stock		Restricted Stock
		Weighted		Weighted
	Time-Based	Average	Performance-Based	Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested January 1, 2023	1,460,440	$33.61	307,700	$32.10
Granted	384,394	$37.53	201,830	$33.39
Vested	(473,516)	$29.87	(189,912)	$26.25
Forfeited	(206,022)	$36.00	(26,828)	$35.58
Non-vested at December 31, 2023	1,165,296	$36.51	292,790	$36.47

The following table summarizes the restricted stock granted during the respective years:

Time-based restricted stock grants	2023	2022	2021

Employees	344,122	383,288	1,020,034
Outside directors	40,272	46,056	49,126
Total	384,394	429,344	1,069,160

Weighted average grant date fair value	$37.53	$41.46	$33.01

Vesting period	1-5 years	1-5 years	1-5 years

The performance-based restricted stock granted in 2021 earned a 200% award therefore an additional 94,956 shares were issued to settle the award on the vesting date of January 2, 2024. The 2023 grant of performance-based restricted stock resulted in the issuance of 106,874 shares. The performance-based restricted stock grants were 103,588 in 2022 and 159,216 in 2021. The weighted average grant date fair value of these shares was $39.75 in 2023, $42.12 in 2022, and $28.50 in 2021.

The total fair value of restricted shares vested during the years ended December 31, 2023, 2022 and 2021 was $26.1 million, $22.7 million and $25.4 million, respectively.

As of December 31, 2023, 2022, and 2021, there was $34.0 million, $41.3 million and $45.5 million of unrecognized compensation cost related to non-vested time-based compensation, respectively, that is expected to be recognized over a weighted average period for 2023, 2022, and 2021 of 2.75 years, 2.67 years and 3.11 years, respectively.

Additionally, as of December 31, 2023, 2022, and 2021 there was $7.2 million, $7.6 million and $6.5 million of unrecognized compensation cost, respectively, related to the non-vested performance-based restricted stock compensation that is expected to be recognized over a weighted average period of 1.5 years for 2023, 2022 and 2021.

During January 2024, we granted 437,166 shares of restricted stock, which includes 100,862 performance-based shares and 336,304 time-based shares, to certain employees and 35,088 shares of restricted stock to our Outside Directors with a weighted average grant date fair value of $45.62. These time-based grants vest ratably (once per year) over a five-year period for employees and a one-year period for Outside Directors. Performance-based grants vest after three years.

NOTE 14. Employee Benefit Plans

We have a profit-sharing plan under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense related to the employer match for this plan of $8.5 million in 2023, $6.7 million in 2022 and $5.7 million in 2021.

In January 2005, we established the Hub Group, Inc. Nonqualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, which was amended in 2008, participants can elect to defer certain compensation. Accounts grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2023 and 2022. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan which vests over three years with a maximum match equivalent to 3% of base salary. We incurred expense of $0.3 million per year related to the employer match for this plan in 2023, 2022 and 2021. The liability related to the Plan as of December 31, 2023 and 2022 were $20.5 million and $17.8 million, respectively.

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

NOTE 16. Stock Repurchase Plans

In October 2022, the Board authorized the purchase of up to $200 million of our Class A Common Stock pursuant to a share repurchase program (the “2022 Program”). Under the 2022 Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be modified, suspended or discontinued at any time. The 2022 Program was terminated in October 2023 in conjunction with the authorization of the 2023 Program (as defined below) and as a result, no shares were purchased under the 2022 Program in the fourth quarter of 2023.

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

We purchased 4,020,598 shares for $153.9 million during 2023, 2,957,330 shares for $118.1 million during 2022 and 268,658 shares for $9.1 million in 2021. These amounts include the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock, which do not reduce the repurchase authority under our share repurchase program.

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

Pursuant to the Agreement, the MAY Entities transferred 243,755 shares of Class B Common Stock, $0.01 par value per share, to the DPY Entities in exchange for 685,456 shares of Class A Common Stock, $0.01 par value per share (the “Class A Exchange Shares”; such transfer in exchange for the Class A Exchange Shares is referred to herein as the “Exchange”). Immediately after the consummation of the Exchange, the MAY Entities sold to the Company (i) all of the Class A Exchange Shares and (ii) 87,393 shares of Class B

Common Stock (the “Remaining Class B Shares”), representing all of the remaining shares of Class B Common Stock owned by the MAY Entities, for an aggregate purchase price of $34.8 million (the “Repurchase” and, together with the “Exchange,” the “Transaction”). The purchase price for the Repurchase was based on a price per share equal to the closing price of Class A Common Stock on the Nasdaq Global Market on the date of the Agreement. In accordance with the Company’s certificate of incorporation the Remaining Class B Shares acquired by the Company were cancelled and converted into Class A Common Stock upon acquisition and are not available for reissuance.

The Transaction was approved by the Company’s Audit Committee of the Board pursuant to the Company’s Related Person Transaction Policy approval procedures.

NOTE 18. Subsequent Event

On February 22, 2024, the Board declared a quarterly cash dividend of $0.125 per share on the Company’s Class A and Class B common stock. The dividend is scheduled to be paid on March 27, 2024 to stockholders of record as of March 8, 2024. The declaration and payment of the quarterly cash dividend are subject to the approval of the Board at its sole discretion and compliance with applicable laws and regulations.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2023, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria), management concluded that our internal control over financial reporting was effective as of December 31, 2023.

On December 20, 2023, we completed the acquisition of Forward Air Final Mile (“FAFM”). We are currently integrating processes, employees, technologies and operations. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), we excluded FAFM from our assessment of our internal control over financial reporting as of December 31, 2023. Management will continue to evaluate our internal controls over financial reporting as we complete our integration. As of December 31, 2023, FAFM represented 9.9% of total assets and 16.0% of net assets. For the year ended December 31, 2023, FAFM represented 0.2% of revenues and 0.1% of net income.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hub Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hub Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Forward Air Final Mile (“FAFM”), which was acquired on December 20, 2023 and is included in the 2023 consolidated financial statements of the Company and constituted 9.9% and 16.0% of total and net assets, respectively, as of December 31, 2023 and 0.2% and 0.1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of FAFM.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Hub Group, Inc. as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(b), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

February 27, 2024

Item 9B. OTHER INFORMATION

Not applicable

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to our Proxy Statement. The information regarding executive officers called for by Item 401 of Regulation S-K is included in Part I, Item 1, beginning under “Information About Our Executive Officers.”

The Company has adopted a Code of Business Conduct and Ethics (“Code”) that applies to all of our employees, officers and Board members. The Code is posted on the “Investors” section of our internet website at www.hubgroup.com. If we make any substantive amendments to the finance code of ethics or grant any waiver from a provision of the code to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to our Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information. The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	2,888,438
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,888,438

(b) Other Information. The information required by this Item 12 regarding security ownership of certain beneficial owners and our management is incorporated by reference to our Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to our Proxy Statement.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to our Proxy Statement.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2023 and December 31, 2022

Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2023, December 31, 2022 and December 31, 2021

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2023, December 31, 2022 and December 31, 2021

Consolidated Statements of Cash Flows - Years ended December 31, 2023, December 31, 2022 and December 31, 2021

Notes to Consolidated Financial Statements

(b) Financial Statement Schedules

The following financial statement schedules of Hub Group, Inc. are filed as part of this report and should be read in conjunction with the consolidated financial statements of Hub Group, Inc.:

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Allowance for uncollectible trade accounts

	Balance at	Charged to	Charged to		Balance at
Year Ended	Beginning of	Costs &	Other		End of
December 31:	Year	Expenses	Accounts (1)	Deductions (2)	Year

2023	$38,580,000	$1,426,000	$(5,295,000)	$(2,000)	$34,709,000

2022	$20,061,000	$2,985,000	$15,557,000	$(23,000)	$38,580,000

2021	$8,280,000	$308,000	$11,510,000	$(37,000)	$20,061,000

Deferred tax valuation allowance

	Balance at	Charged to	Balance at
Year Ended	Beginning of	Costs &	End of
December 31:	Year	Expenses	Year

2023	$1,567,000	$(393,000)	$1,174,000

2022	$5,023,000	$(3,456,000)	$1,567,000

2021	$6,518,000	$(1,495,000)	$5,023,000

(1) Expected customer account adjustments charged to revenue and write-offs, net of recoveries.

(2) Represents bad debt recoveries.

S-1

(c) Exhibits INDEX TO EXHIBITS

Number	Exhibit
3.1	Certificate of Incorporation of Hub Group, Inc. (Amended as of June 26, 2023) (incorporated by reference to Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q filed August 4, 2023)
3.2	Amended and Restated By-Laws of Hub Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K filed February 28, 2023)
4.1	Description of Hub Group, Inc. Class A Common Stock, $.01 par value
10.1	DPY Stockholders’ Agreement dated February 22, 2023 (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-K filed February 24, 2023)
10.2	Common Stock Exchange and Repurchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's report on Form 8-K filed August 9, 2022)
10.3*

Hub Group’s Nonqualified Deferred Compensation Plan Basic Plan Document as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s report on Form 10-K filed February 22, 2008)

10.4*

Hub Group’s Nonqualified Deferred Compensation Plan Adoption Agreement as amended and restated as of January 1, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s report on Form 10-K filed February 22, 2008)

10.5

Credit Agreement, dated February 24, 2022, among the Registrant, the Guarantors, the Lenders and Bank of Montreal (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed March 1, 2022)

10.6	Hub Group’s 2017 Long Term Incentive Plan (incorporated by reference from Exhibit A to the Registrant’s definitive proxy statement on Schedule 14A filed March 22, 2017)
10.7*	Hub Group’s 2022 Long Term Incentive Plan (incorporated by reference from Exhibit A to the Registrant’s definitive proxy statement on Schedule 14A filed April 12, 2022)
10.8*

Form of Terms of Restricted Stock Award to Non-Employee Directors under Hub Group, Inc. 2017 and 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s report on Form 8-K filed May 16, 2017)

10.9*

Form of Terms of Restricted Stock Award under Hub Group, Inc. 2017 and 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s report on Form 8-K filed May 16, 2017)

10.10*

Form of Terms of Performance Based Restricted Stock Award under Hub Group, Inc. 2017 and 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s report on Form 8-K filed January 5, 2018)

21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney (included as part of the signature pages hereto)
31.1	Rule 13a-14(a) Certification of Phillip D. Yeager, Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Kevin W. Beth, Chief Financial Officer
32.1	Section 1350 Certifications of Phillip D. Yeager and Kevin W. Beth, Chief Executive Officer and Chief Financial Officer, respectively
97	Hub Group, Inc. Compensation Clawback Policy
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

* Management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2024	HUB GROUP, INC.

	By	/s/ PHILLIP D. YEAGER
Phillip D. Yeager
Vice Chairman of the Board of Directors, President and Chief Executive Officer

We, the undersigned directors and officers of the registrant, hereby severally constitute Phillip D. Yeager and Kevin W. Beth and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Title	Date

/s/ Phillip D. Yeager	Vice Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2024
Phillip D. Yeager

/s/ Kevin W. Beth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2024
Kevin W. Beth

/s/ David P. Yeager	Executive Chairman of the Board of Directors	February 27, 2024
David P. Yeager

/s/ Phillip D. Yeager	Director	February 27, 2024
Phillip D. Yeager

/s/ Mary H. Boosalis	Director	February 27, 2024
Mary H. Boosalis

/s/ Lisa Dykstra	Director	February 27, 2024
Lisa Dykstra

/s/ Michael E. Flannery	Director	February 27, 2024
Michael E. Flannery

/s/ James C. Kenny	Director	February 27, 2024
James C. Kenny

/s/ Peter B. McNitt	Director	February 27, 2024
Peter B. McNitt

/s/ Jenell Ross	Director	February 27, 2024
Jenell Ross

/s/ Martin P. Slark	Director	February 27, 2024
Martin P. Slark

/s/ Gary Yablon	Director	February 27, 2024
Gary Yablon