Form 10-Q
period 2024-03-31
Hub Group, Inc.
filed 2024-05-03
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024 or

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

On April 26, 2024, the registrant had 61,741,180 outstanding shares of Class A common stock, par value $.01 per share, and 574,903 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUB GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2024	2023
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$195,362	$187,270
Accounts receivable trade, net	588,957	600,197
Accounts receivable other	4,940	3,358
Prepaid taxes	10,078	17,331
Prepaid expenses and other current assets	28,621	41,089
TOTAL CURRENT ASSETS	827,958	849,245

Restricted investments	20,393	20,763
Property and equipment, net	777,209	791,692
Right-of-use assets - operating leases	209,171	210,742
Right-of-use assets - financing leases	2,152	2,522
Other intangibles, net	295,943	304,607
Goodwill	735,460	733,695
Other non-current assets	22,984	22,781
TOTAL ASSETS	$2,891,270	$2,936,047

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$320,919	$349,378
Accounts payable other	18,179	14,471
Accrued payroll	31,964	21,731
Accrued other	126,475	121,253
Lease liability - operating leases	45,775	44,690
Lease liability - financing leases	1,253	1,579
Current portion of long-term debt	104,035	105,108
TOTAL CURRENT LIABILITIES	648,600	658,210

Long-term debt	230,775	245,574
Other non-current liabilities	52,932	55,287
Lease liability - operating leases	175,481	177,699
Lease liability - financing leases	823	865
Deferred taxes	160,443	163,767

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2024 and 2023.	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 72,303,228 shares issued in 2024 and 75,524,189 shares issued in 2023; 61,847,444 shares outstanding in 2024 and 62,200,921 shares outstanding in 2023.	723	755
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in 2024 and 2023.	6	6
Additional paid-in capital	208,964	209,830
Retained earnings	1,968,361	1,949,110
Accumulated other comprehensive loss	(137)	(129)
Treasury stock; at cost, 10,455,784 shares in 2024 and 13,323,268 shares in 2023.	(555,701)	(524,927)
TOTAL STOCKHOLDERS' EQUITY	1,622,216	1,634,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,891,270	$2,936,047

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023

Operating revenue	$999,493	$1,152,265

Operating expenses:
Purchased transportation and warehousing	740,172	866,931
Salaries and benefits	144,497	137,431
Depreciation and amortization	38,331	35,449
Insurance and claims	12,618	12,683
General and administrative	27,234	25,541
Gain on sale of assets, net	(498)	(3,975)
Total operating expenses	962,354	1,074,060

Operating income	37,139	78,205

Other income (expense):
Interest expense	(3,899)	(2,970)
Interest income	1,393	1,377
Other, net	(170)	38
Total other expense, net	(2,676)	(1,555)

Income before provision for income taxes	34,463	76,650

Provision for income taxes	7,410	14,870

Net income	27,053	61,780

Other comprehensive income:
Foreign currency translation adjustments	(8)	34

Total comprehensive income	$27,045	$61,814

Basic earnings per common share	$0.44	$0.95

Diluted earnings per common share	$0.44	$0.94

Basic weighted average number of shares outstanding	61,325	65,098
Diluted weighted average number of shares outstanding	61,666	65,676

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A & B				Accumulated
	Common Stock		Additional		Other	Treasury
	Shares		Paid-in	Retained	Comprehensive	Stock
	Issued	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance December 31, 2022	76,099,092	$761	$192,365	$1,781,582	$(214)	(9,656,044)	$(374,892)	$1,599,602
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(191,028)	(7,606)	(7,606)
Issuance of restricted stock awards, net of forfeitures	-	-	(7,292)	-	-	419,056	7,292	-
Share-based compensation expense	-	-	5,238	-	-	-	-	5,238
Net income	-	-	-	61,780	-	-	-	61,780
Foreign currency translation adjustment	-	-	-	-	34	-	-	34
Balance March 31, 2023	76,099,092	$761	$190,311	$1,843,362	$(180)	(9,428,016)	$(375,206)	$1,659,048

Balance December 31, 2023	76,099,092	$761	$209,830	$1,949,110	$(129)	(13,323,268)	$(524,927)	$1,634,645
Adjustment related to stock split	(3,220,961)	(32)	32	-	-	3,220,961	-	-
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(186,067)	(8,486)	(8,486)
Purchase of treasury stock	-	-	-	-	-	(587,928)	(25,756)	(25,756)
Federal excise tax on purchased treasury stock	-	-	-	-	-	-	(1,470)	(1,470)
Issuance of restricted stock awards, net of forfeitures	-	-	(4,938)	-	-	420,518	4,938	-
Share-based compensation expense	-	-	4,040	-	-	-	-	4,040
Dividends paid	-	-	-	(7,626)	-	-	-	(7,626)
Dividends accrued	-	-	-	(176)	-	-	-	(176)
Net income	-	-	-	27,053	-	-	-	27,053
Foreign currency translation adjustment	-	-	-	-	(8)	-	-	(8)
Balance March 31, 2024	72,878,131	$729	$208,964	$1,968,361	$(137)	(10,455,784)	$(555,701)	$1,622,216

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$27,053	$61,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and right-of-use assets	49,605	45,810
Deferred taxes	(3,025)	4,901
Non-cash share-based compensation expense	4,040	5,238
Gain on sale of assets, net	(498)	(3,975)
Changes in operating assets and liabilities, net of acquisition:
Restricted investments	370	(1,122)
Accounts receivable, net	9,652	18,951
Prepaid taxes	7,253	7,605
Prepaid expenses and other current assets	12,468	13,617
Other non-current assets	(880)	(653)
Accounts payable	(24,755)	(17,705)
Accrued expenses	11,462	(40,065)
Non-current liabilities	(12,229)	(5,007)
Net cash provided by operating activities	80,516	89,375

Cash flows from investing activities:
Proceeds from sale of equipment	3,442	10,172
Purchases of property and equipment	(17,524)	(26,845)
Acquisitions, net of cash acquired	-	108
Net cash used in investing activities	(14,082)	(16,565)

Cash flows from financing activities:
Repayments of long-term debt	(27,422)	(29,237)
Purchase of treasury stock	(25,756)	-
Stock withheld for payments of withholding taxes	(8,486)	(7,606)
Dividends paid	(7,626)	-
Finance lease payments	(606)	(888)
Proceeds from issuance of debt	11,550	20,831
Net cash used in financing activities	(58,346)	(16,900)

Effect of exchange rate changes on cash and cash equivalents	4	18

Net increase in cash and cash equivalents	8,092	55,928
Cash and cash equivalents beginning of the period	187,270	286,642
Cash and cash equivalents end of the period	$195,362	$342,570

Supplemental disclosures of cash flow:
Interest paid	$3,983	$3,320
Income taxes (received) paid	$(1,442)	$1,290

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2024 and results of operations for the three months ended March 31, 2024 and 2023.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 10-K”). Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

On January 4, 2024, the Company announced a two-for-one stock split of the Company’s Class A and Class B common stock. The stock split was implemented in the form of a distribution of one additional Class A share for each share outstanding. The record date for the stock split was as of the close of business on January 16, 2024. The Company distribution date of the additional shares was January 26, 2024. As a result of the stock split, the number of authorized shares remained unchanged. Additionally, the par value per share of the common stock remains unchanged. All other share amounts in our condensed consolidated balance sheets, condensed consolidated statements of income and comprehensive income, condensed consolidated statements of stockholders' equity and related footnote disclosures have been adjusted and presented as though the stock split had occurred as of the earliest period presented.

On February 22, 2024, the Board declared a quarterly cash dividend of $0.125 per share on the Company’s Class A and Class B common stock. The dividend was paid on March 27, 2024 to stockholders of record as of March 8, 2024. The declaration and payment of the quarterly cash dividend was subject to the approval of the Board at its sole discretion and in compliance with applicable laws and regulations.

In October 2023, the Board authorized the purchase of up to $250 million of our Class A Common Stock pursuant to a share repurchase program. During the three months ended March 31, 2024, we purchased 587,928 shares for approximately $26 million.

Due to presentation changes made in our condensed consolidated statement of shareholders' equity, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2024	2023

Net income for basic and diluted earnings per share	$27,053	$61,780

Weighted average shares outstanding - basic	61,325	65,098

Dilutive effect of restricted stock	341	578

Weighted average shares outstanding - diluted	61,666	65,676

Earnings per share - basic	$0.44	$0.95

Earnings per share - diluted	$0.44	$0.94

NOTE 3. Acquisitions

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

The FAFM acquisition expanded our final mile services to include the delivery and installation of appliances. FAFM provides residential last mile delivery services through a non-asset business model, working with a network of over 350 carriers throughout the country.

The initial accounting for the acquisition of FAFM is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets. In addition, the Company is in the process of preparing and reviewing the applicable future cash flows used in determining the purchase accounting. Finally, certain post-closing activities outlined in the acquisition agreement remain incomplete. As a result, the amounts recorded in the condensed consolidated financial statements related to the FAFM acquisition are preliminary and the measurement period remains open.

The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

December 20, 2023
Accounts receivable trade	$28,574
Prepaid expenses and other current assets	2,305
Property and equipment	2,793
Right-of-use assets - operating leases	15,003
Other intangibles	134,456
Goodwill	105,687
Other assets	173
Total assets acquired	$288,991

Accounts payable trade	$155
Accounts payable other	2,177
Accrued payroll	1,271
Accrued other	9,449
Lease liability - operating leases short-term	6,145
Other long-term liabilities	19
Lease liability - operating leases long-term	8,857
Total liabilities assumed	$28,073

Total consideration	$260,918

Cash paid	$260,918

The FAFM acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of December 20, 2023 with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized in the FAFM acquisition was primarily attributable to potential expansion and future development of the acquired business.

Tax history and attributes are not inherited in an equity purchase of this kind, however, the goodwill and other intangibles recognized in this purchase will be fully tax deductible over a period of 15 years.

The components of “Other intangibles” listed in the above table as of the acquisition date are preliminarily estimated based on prior final mile acquisitions as follows (in thousands):

				Estimated
		Accumulated	Balance at	Useful
	Amount	Amortization	March 31, 2024	Life
Customer relationships	$127,733	$2,484	$125,249	15 years
Developed technology	$6,723	$490	$6,233	4 years

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the three months ended March 31, 2024 was $2.5 million. The intangible assets have a remaining weighted average useful life of approximately 14.15 years.

Amortization expense related to FAFM for the next five years is as follows (in thousands):

Total
2024 (Remainder of year)	$7,647
2025	10,196
2026	10,196
2027	10,126
2028	8,516

FAFM's actual results are included in our condensed consolidated financial statements since the acquisition date of December 20, 2023. The following unaudited pro forma condensed consolidated results of operations present the effects of FAFM as though it had been acquired as of January 1, 2023 (in thousands, except for per share amounts):

Three Months Ended
March 31, 2023
Revenue	$1,221,622
Net income	$61,814
Earnings per share
Basic	$0.95
Diluted	$0.94

The unaudited pro forma condensed consolidated results for the annual periods were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and FAFM. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma condensed consolidated results are not necessarily indicative of what our condensed consolidated results of operations actually would have been had we completed the FAFM acquisition as of January 1, 2023.

NOTE 4. Segment Reporting

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

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery (referred to as “drayage”) as well as high service local and regional trucking transportation using equipment dedicated to their needs. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of March 31, 2024, our trucking transportation operation consisted of approximately 2,300 tractors, 2,900 employee drivers and 4,300 trailers. We also contract for services with approximately 400 independent owner-operators.

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

The following tables summarize our financial and operating data by segment (in thousands):

	Three Months Ended
Operating Revenue	March 31,
	2024	2023
Intermodal and Transportation Solutions	$552,033	$709,249
Logistics	480,224	469,141
Inter-segment eliminations	(32,764)	(26,125)
Total operating revenue	$999,493	$1,152,265

	Three Months Ended
Operating Income	March 31,
	2024	2023
Intermodal and Transportation Solutions	$13,031	$49,379
Logistics	24,108	28,826
Total operating income	$37,139	$78,205

	Three Months Ended
Depreciation and Amortization	March 31,
	2024	2023
Intermodal and Transportation Solutions	$27,049	$27,142
Logistics	11,282	8,307
Total depreciation and amortization	$38,331	$35,449

Separate balance sheets are not presented by segment to our Chief Operating Decision Maker (“CODM”). Our CODM uses consolidated asset information to make capital decisions.

NOTE 5. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of March 31, 2024 and December 31, 2023. As of March 31, 2024, the fair value of the Company’s fixed-rate borrowings was $3.1 million less than the historical carrying value of $334.8 million. As of December 31, 2023, the fair value of the Company's fixed-rate borrowings was $1.4 million less than the historical carrying value of $350.7 million. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of March 31, 2024 and December 31, 2023, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts, certificates of deposits and money market accounts.

Restricted investments included $20.4 million and $20.8 million as of March 31, 2024 and December 31, 2023, respectively, of mutual funds and other security investments which are reported at fair value. These investments relate to our non-qualified deferred compensation plan and insurance deposits.

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

We have standby letters of credit that expire in 2024. As of March 31, 2024 and December 31, 2023, our letters of credit were $0.8 and $ 0.9 million, respectively.

As March 31, 2024 and December 31, 2023, we had no borrowings under our Credit Agreement and our unused and available borrowings were $349.2 million and $349.1 million, respectively. We were in compliance with the financial covenants in our debt agreement as of March 31, 2024 and December 31, 2023.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	March 31,	December 31,
	2024	2023

Interim funding for equipment received and expected to be converted to an equipment note in a subsequent period; interest paid at a variable rate	$707	$3,265

Secured Equipment Notes due on various dates in 2029 commencing on various dates in 2024; interest is paid monthly at a fixed annual rate between 5.73% and 6.14%	14,106	-

Secured Equipment Notes due on various dates in 2028 commencing on various dates in 2023; interest is paid monthly at a fixed annual rate between 5.21% and 6.32%	100,180	105,744

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022 and 2023; interest is paid monthly at a fixed annual rate between 2.07% and 6.45%	137,746	147,192

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	52,804	55,797

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	24,827	30,930

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.58% and 3.40%	4,440	7,754

Total debt	334,810	350,682

Less current portion of long-term debt	(104,035)	(105,108)
Total long-term debt	$230,775	$245,574

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

Statements in this section and other parts of this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that might cause the actual performance of the Company to differ materially from those expressed or implied by this discussion and, therefore, should be viewed with caution. Further information on the risks that may affect the Company’s business is included in filings it makes with the SEC from time to time, including those discussed under the “Risk Factors” section in the 2023 10-K and subsequent filings. The Company assumes no obligation to update any such forward-looking statements.

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

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery as well as high service local and regional trucking transportation using equipment dedicated to their needs. In the first quarter of 2024, approximately 77% of our drayage services was provided by our own fleet. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of March 31, 2024, our trucking transportation operation consisted of approximately 2,300 tractors, 2,900 employee drivers and 4,300 trailers. We also contract for services with approximately 400 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

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

We are focused on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 71% of revenue for the three months ended March 31, 2024, while one customer accounted for more than 10% of our quarterly revenue in both segments in both 2024 and 2023. We use various performance indicators to manage our business. We closely monitor operating cash flow, profit levels for our top customers, daily sales outstanding by customer account and vendor cost changes. On-time performance, customer service, cost per load and vendor service levels are also monitored closely.

The following table includes the one customer that represented 10% or more of our quarterly revenue by segment for the three months ending March 31, 2024 and 2023, respectively:

	Three Months Ended
Customer A	March 31,
	2024	2023
ITS	19%	17%
Logistics	15%	10%
Total operating revenue	18%	14%

Uncertainties and risks to our outlook include inflation, increased healthcare costs, a slowdown in consumer spending (driven by, among other factors, inflation, increases in interest rates, an economic recession and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, an increase of retailers’ inventory levels, the ability of customers to pay our accounts receivable, a significant increase in transportation supply in the marketplace, aggressive pricing actions by our competitors and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, all of which could have a materially negative impact on our revenue, profitability and cash flow in 2024. Exiting of truckload capacity, retail inventory levels declining leading to restocking demand, a return of typical shipping peak season demands and a stronger used tractor market could have a materially positive impact on our revenue, profitability and cash flows in 2024.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table summarizes our operating revenue by segment (in thousands):

	Three Months Ended
Operating Revenue	March 31,
	2024	2023
Intermodal and Transportation Solutions	$552,033	$709,249
Logistics	480,224	469,141
Inter-segment eliminations	(32,764)	(26,125)
Total operating revenue	$999,493	$1,152,265

	Three Months Ended
Operating Income	March 31,
	2024	2023
Intermodal and Transportation Solutions	$13,031	$49,379
Logistics	24,108	28,826
Total operating income	$37,139	$78,205

Operating Revenue and Operating Income

Total consolidated operating revenue decreased 13% to $999 million in 2024 from $1,152 million in 2023.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 22% to $552 million primarily due to a 16% decrease in intermodal revenue per load (primarily due to lower fuel revenue, lower accessorial revenue, price declines and mix), a 10% decline in intermodal volume due to lower transportation demand, partially offset by a 1% increase in dedicated revenue resulting from growth of existing customers. ITS operating income decreased to $13 million, 2.4% of revenue, as compared to $49 million, 7.0% of revenue, in the prior year due lower customer rates, lower accessorial revenue, and lower volume. These headwinds were partially offset by lower drayage costs, lower equipment costs and lower accessorial costs.

Logistics revenue increased 2% to $480 million primarily due to the recent acquisition in final mile, partially offset by lower revenue in our brokerage service line and consolidation and fulfillment service lines. Brokerage revenue per load declined 17% due to lower pricing, fuel and customer mix partially offset by 1% growth in volume. Logistics operating income decreased to $24 million, 5.0% of revenue, as compared to $29 million, 6.1% of revenue, due to lower brokerage margins partially offset by our recent acquisition in final mile.

The following is a summary of operating results and certain items in the condensed consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2024		2023

Operating revenue	$999,493	100.0%	$1,152,265	100.0%

Operating expenses:
Purchased transportation and warehousing	740,172	74.1%	866,931	75.2%
Salaries and benefits	144,497	14.4%	137,431	11.9%
Depreciation and amortization	38,331	3.8%	35,449	3.1%
Insurance and claims	12,618	1.3%	12,683	1.1%
General and administrative	27,234	2.7%	25,541	2.2%
Gain on sale of assets, net	(498)	0.0%	(3,975)	0.3%
Total operating expenses	962,354	96.3%	1,074,060	93.2%

Operating income	37,139	3.7%	78,205	6.8%

Other income (expense):
Interest expense	(3,899)	-0.4%	(2,970)	-0.2%
Interest income	1,393	0.1%	1,377	0.1%
Other, net	(170)	0.0%	38	0.0%
Total other expense, net	(2,676)	-0.3%	(1,555)	-0.1%

Income before provision for income taxes	34,463	3.4%	76,650	6.7%

Provision for income taxes	7,410	0.7%	14,870	1.3%

Net income	$27,053	2.7%	$61,780	5.4%

CONSOLIDATED OPERATING EXPENSES, OTHER EXPENSES AND INCOME TAXES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 15% to $740 million in 2024 from $867 million in 2023. As a percentage of revenue, purchased transportation and warehousing costs decreased to 74.1% in 2024 from 75.2% in 2023.

Purchased transportation costs declined as compared to the prior year due to lower volumes and reductions in rail costs, equipment costs, repositioning costs and third-party carrier costs.

Salaries and Benefits

Salaries and benefits increased to $144 million in 2024 from $137 million in 2023. As a percentage of revenue, salaries and benefits increased to 14.4% in 2024 from 11.9% in 2023.

The salaries and benefits increase of $7 million was primarily due to FAFM, which was acquired in December 2023, a $5 million increase in incentive compensation expense and a $2 million increase in payroll tax expense. These increases were partially offset by decreases in driver related expenses of $5 million related to lower driver headcount, lower office employee compensation of $4 million due to lower headcount, excluding FAFM, as well as a decrease in restricted stock expense of $1 million.

Headcount, which includes drivers, warehouse personnel and office employees, was 5,897, which includes 548 employees of FAFM, as of March 31, 2024 and 6,065 as of March 31, 2023, respectively. The decrease in headcount related primarily to drivers, partially offset by increases in office and warehouse employees due to the FAFM acquisition.

Depreciation and Amortization

Depreciation and amortization expense increased to $38 million in 2024 from $35 million in 2023. This increase was related primarily to increased technology, container and warehouse depreciation expense as well as the amortization of intangibles related to the acquisition of FAFM, which was acquired in December 2023. This expense, as a percentage of revenue, increased to 3.8% in 2024 from 3.1% in 2023. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense remained consistent at $13 million in both 2024 and 2023. These expenses, as a percentage of revenue, increased to 1.3% in 2024 from 1.1% in 2023.

General and Administrative

General and administrative expenses increased to $27 million in 2024 from $26 million in 2023. These expenses, as a percentage of revenue, increased to 2.7% in 2024 from 2.2% in 2023.

The increase in general and administrative expenses was primarily due to FAFM, which was acquired in December 2023, partially offset a decrease in recruiting expense.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $0.5 million in 2024 from $4 million in 2023. This decrease resulted from both less units sold and a lower average gain per unit sold in 2024 as compared to 2023.

Other Income (Expense), Net

Other Expense increased to $3 million in 2024 from $2 million in 2023. Interest expense increased to $4 million in 2024 from $3 million in 2023 due primarily to higher interest rates on our debt and higher average debt balances. Interest income remained consistent at $1 million in both 2024 and 2023.

Provision for Income Taxes

The provision for income taxes decreased to $7 million in 2024 from $15 million in 2023. We provided for income taxes using an effective rate of 21.5% in 2024 and an effective rate of 19.4% in 2023. The first quarter 2024 effective tax rate of 21.5% exceeded the rate from 2023 as we received a one-time benefit from amending state tax returns in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments and dividends through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of March 31, 2024, we had $195 million of cash and $20 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. In prior years, we have funded our business acquisitions from cash on hand. Payments for our other investing activities, such as the construction of our office buildings and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities, including the purchase of treasury stock, has been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with our Credit Facility and other potential financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the three months ended March 31, 2024 was $81 million, which resulted primarily from net income of $27 million, non-cash charges of $51 million plus changes in operating assets and liabilities of $3 million.

Cash provided by operating activities totaled $81 million in 2024 compared to $89 million in 2023. The $8 million decrease in cash flow was primarily due to decreases in net income of $35 million and non-cash charges of $1 million, partially offset by an increase in the change of assets and liabilities of $28 million.

Net cash used in investing activities for the three months ended March 31, 2024 was $14 million which resulted from capital expenditures of $18 million, partially offset by proceeds from the sale of equipment of $4 million. Capital expenditures of $18 million related primarily to tractors of $11 million, technology investments of $4 million, containers of $2 million, warehouse equipment of $1 million and the remainder for leasehold improvements.

Capital expenditures decreased by approximately $9 million in 2024 as compared to 2023. The 2024 decrease was due primarily to less spend on tractors of $4 million, containers of $3 million and warehouse equipment of $2 million.

In 2024, we estimate capital expenditures will range from $45 million to $65 million. Expected purchases include replacement tractors, technology projects and warehouse equipment. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in financing activities for the three months ended March 31, 2024 was $58 million which includes repayments of long-term debt of $27 million, purchase of treasury stock of $26 million, cash for stock tendered for payments of withholding taxes of $8 million, dividends paid of $8 million and finance lease payments of $1 million, partially offset by the proceeds from the issuance of debt of $12 million. Debt incurred in 2024 was used to fund the purchase of transportation equipment.

The $41 million increase in cash used in financing activities for 2024 versus 2023 was primarily due to an increase in the purchase of treasury stock of $26 million, less proceeds from the issuance of debt of $9 million and an increase in dividends paid of $8 million, partially offset by a decrease in repayments of long-term debt of $2 million.

As a result of anticipated unfavorable timing differences, primarily related to depreciation and compensation, we expect our cash paid for income taxes in 2024 to exceed our income tax expense.

See Note 6 of the condensed consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2024. As of both March 31, 2024 and December 31, 2023, our letters of credit were $1 million.

At March 31, 2024, and December 31, 2023, we had no borrowings under our Credit Agreement and our unused and available borrowings were $349 million. We were in compliance with the financial covenants in our debt agreement as of March 31, 2024 and December 31, 2023.

We are continually evaluating the possible effects of current economic conditions and reasonable and supportable economic forecasts in operational cash flows, including the risks of declines in the overall freight market and our customers’ liquidity and ability to pay. We are monitoring working capital on a daily basis and are in frequent communications with our customers.

We do not have any off-balance sheet transactions, arrangements, obligations (including contingent obligations) or liabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the company's 2023 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of March 31, 2024, there were no material changes to our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of March 31, 2024 from that presented in our 2023 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of March 31, 2024, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 20, 2023, we completed the acquisition of Forward Air Final Mile (“FAFM”). We are currently integrating processes, employees, technologies and operations. Management will continue to evaluate our internal controls over financial reporting as we complete our integration.

PART II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 7 “Legal Matters” to the Condensed Consolidated Financial Statements included in Item 1. “Financial Statements.”

Item 1A. Risk Factors

Investing in shares of our stock involves certain risks, including those identified and described in Part I, Item 1A of our 2023 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business and stock price can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2023, the Board authorized the purchase of up to $250 million of our Class A Common Stock pursuant to a share repurchase program (the “2023 Program”). Under the 2023 Program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time subject to market and other conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares and the program may be modified, suspended or discontinued at any time.

During the three months ended March 31, 2024, we purchased 587,928 shares for approximately $26 million under the 2023 Program.

During the three months ended March 31, 2024, we purchased 186,067 shares for approximately $8.5 million related to withholding upon vesting of restricted stock.

The table below includes information on a monthly basis regarding shares purchased under the 2023 Program and the number of shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the first quarter of 2024. Shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock do not reduce the repurchase authority under the 2023 Program.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Program
	Purchased	Per Share	Announced Plan	(in 000’s)
January 2024	184,786	$45.62	-	$223,589
February 2024	470,073	$44.06	468,792	$202,933
March 2024	119,136	$42.71	119,136	$197,845
Total	773,995	$44.23	587,928	$197,845

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits INDEX TO EXHIBITS

Number	Exhibit

31.1	Rule 13a-14(a) Certification of Phillip D. Yeager, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Kevin W. Beth, Chief Financial Officer

32.1	Section 1350 Certification of Phillip D. Yeager and Kevin W. Beth, Chief Executive Officer and Chief Financial Officer, respectively
101

Interactive data files for Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Condensed Consolidated Financial Statements. XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (formatted in Inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	May 3, 2024	/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Brent M. Rhodes
Brent M. Rhodes
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)