Form 10-Q
period 2024-06-30
Hub Group, Inc.
filed 2024-08-02
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024 or

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

On July 26, 2024, the registrant had 61,597,319 outstanding shares of Class A common stock, par value $.01 per share, and 574,903 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUB GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2024	2023
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$220,247	$187,270
Accounts receivable trade, net	583,759	600,197
Accounts receivable other	3,771	3,358
Prepaid taxes	12,791	17,331
Prepaid expenses and other current assets	16,139	41,089
TOTAL CURRENT ASSETS	836,707	849,245

Restricted investments	21,044	20,763
Property and equipment, net	759,779	791,692
Right-of-use assets - operating leases	196,465	210,742
Right-of-use assets - financing leases	1,538	2,522
Other intangibles, net	248,391	304,607
Goodwill	771,894	733,695
Other non-current assets	22,885	22,781
TOTAL ASSETS	$2,858,703	$2,936,047

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$325,569	$349,378
Accounts payable other	24,143	14,471
Accrued payroll	29,429	21,731
Accrued other	111,874	121,253
Lease liability - operating leases	40,142	44,690
Lease liability - financing leases	805	1,579
Current portion of long-term debt	103,192	105,108
TOTAL CURRENT LIABILITIES	635,154	658,210

Long-term debt	209,875	245,574
Other non-current liabilities	53,213	55,287
Lease liability - operating leases	163,669	177,699
Lease liability - financing leases	664	865
Deferred taxes	154,998	163,767

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2024 and 2023.	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 72,303,228 shares issued in 2024 and 75,524,189 shares issued in 2023; 61,653,003 shares outstanding in 2024 and 62,200,921 shares outstanding in 2023.	723	755
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in 2024 and 2023.	6	6
Additional paid-in capital	211,346	209,830
Retained earnings	1,989,600	1,949,110
Accumulated other comprehensive loss	(200)	(129)
Treasury stock; at cost, 10,650,225 shares in 2024 and 13,323,268 shares in 2023.	(560,345)	(524,927)
TOTAL STOCKHOLDERS' EQUITY	1,641,130	1,634,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,858,703	$2,936,047

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Operating revenue	$986,495	$1,040,462	$1,985,988	$2,192,727

Operating expenses:
Purchased transportation and warehousing	727,236	763,609	1,467,408	1,630,540
Salaries and benefits	141,856	141,823	286,352	279,254
Depreciation and amortization	37,772	35,386	76,103	70,835
Insurance and claims	12,639	11,676	25,257	24,359
General and administrative	27,877	26,757	55,111	52,298
Gain on sale of assets, net	(413)	(859)	(910)	(4,834)
Total operating expenses	946,967	978,392	1,909,321	2,052,452

Operating income	39,528	62,070	76,667	140,275

Other income (expense):
Interest expense	(3,689)	(3,116)	(7,588)	(6,086)
Interest income	1,808	2,087	3,201	3,463
Other, net	(66)	69	(236)	108
Total other expense, net	(1,947)	(960)	(4,623)	(2,515)

Income before provision for income taxes	37,581	61,110	72,044	137,760

Provision for income taxes	8,566	14,605	15,976	29,475

Net income	29,015	46,505	56,068	108,285

Other comprehensive income:
Foreign currency translation adjustments	(63)	44	(71)	78

Total comprehensive income	$28,952	$46,549	$55,998	$108,363

Basic earnings per common share	$0.48	$0.73	$0.92	$1.68

Diluted earnings per common share	$0.47	$0.72	$0.91	$1.66

Basic weighted average number of shares outstanding	60,710	64,074	61,018	64,586
Diluted weighted average number of shares outstanding	61,108	64,586	61,387	65,132

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Class A & B				Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury Stock
	Issued	Amount	Capital	Earnings	Income	Shares	Amount	Total
Balance March 31, 2023	76,099,092	$761	$190,311	$1,843,362	$(180)	(9,542,030)	$(375,206)	$1,659,048
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(2,695)	(212)	(212)
Purchase of treasury stock	-	-	-	-	-	(1,323,425)	(100,026)	(100,026)
Issuance of restricted stock awards, net of forfeitures	-	-	2,868	-	-	(32,507)	(2,868)	-
Share-based compensation expense	-	-	5,377	-	-	-	-	5,377
Net income	-	-	-	46,505	-	-	-	46,505
Foreign currency translation adjustment	-	-	-	-	44	-	-	44
Balance June 30, 2023	76,099,092	$761	$198,556	$1,889,867	$(136)	(10,900,657)	$(478,312)	$1,610,736

Balance March 31, 2024	72,878,131	$729	$208,964	$1,968,361	$(137)	(10,455,784)	$(555,701)	$1,622,216
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(4,237)	(178)	(178)
Purchase of treasury stock	-	-	-	-	-	(179,875)	(7,182)	(7,182)
Federal excise tax on purchased treasury stock	-	-	-	-	-	-	(295)	(295)
Issuance of restricted stock awards, net of forfeitures	-	-	(3,011)	-	-	(10,329)	3,011	-
Share-based compensation expense	-	-	5,393	-	-	-	-	5,393
Dividends paid	-	-	-	(7,604)	-	-	-	(7,604)
Dividends accrued	-	-	-	(172)	-	-	-	(172)
Net income	-	-	-	29,015	-	-	-	29,015
Foreign currency translation adjustment	-	-	-	-	(63)	-	-	(63)
Balance June 30, 2024	72,878,131	$729	$211,346	$1,989,600	$(200)	(10,650,225)	$(560,345)	$1,641,130

Balance December 31, 2022	76,099,092	$761	$192,365	$1,781,582	$(214)	(9,656,044)	$(374,892)	$1,599,602
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(98,209)	(7,818)	(7,818)
Purchase of treasury stock	-	-	-	-	-	(1,323,425)	(100,026)	(100,026)
Issuance of restricted stock awards, net of forfeitures	-	-	(4,424)	-	-	177,021	4,424	-
Share-based compensation expense	-	-	10,615	-	-	-	-	10,615
Net income	-	-	-	108,285	-	-	-	108,285
Foreign currency translation adjustment	-	-	-	-	78	-	-	78
Balance June 30, 2023	76,099,092	$761	$198,556	$1,889,867	$(136)	(10,900,657)	$(478,312)	$1,610,736

Balance December 31, 2023	76,099,092	$761	$209,830	$1,949,110	$(129)	(13,323,268)	$(524,927)	$1,634,645
Adjustment related to stock split	(3,220,961)	(32)	32	-	-	3,220,961	-	-
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(190,304)	(8,664)	(8,664)
Purchase of treasury stock	-	-	-	-	-	(767,803)	(32,938)	(32,938)
Federal excise tax on purchased treasury stock	-	-	-	-	-	-	(1,765)	(1,765)
Issuance of restricted stock awards, net of forfeitures	-	-	(7,949)	-	-	410,189	7,949	-
Share-based compensation expense	-	-	9,433	-	-	-	-	9,433
Dividends paid	-	-	-	(15,230)	-	-	-	(15,230)
Dividends accrued	-	-	-	(348)	-	-	-	(348)
Net income	-	-	-	56,068	-	-	-	56,068
Foreign currency translation adjustment	-	-	-	-	(71)	-	-	(71)
Balance June 30, 2024	72,878,131	$729	$211,346	$1,989,600	$(200)	(10,650,225)	$(560,345)	$1,641,130

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$56,068	$108,285
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and right-of-use assets	99,100	91,474
Impairment of right-of-use asset	-	2,012
Deferred taxes	(9,249)	10,837
Non-cash share-based compensation expense	9,433	10,615
Gain on sale of assets, net	(910)	(4,834)
Changes in operating assets and liabilities, net of acquisition:
Restricted investments	(281)	(2,197)
Accounts receivable, net	15,784	103,270
Prepaid taxes	4,537	1,729
Prepaid expenses and other current assets	19,697	17,469
Other non-current assets	(1,503)	(1,899)
Accounts payable	(14,270)	(55,085)
Accrued expenses	(6,542)	(47,700)
Non-current liabilities	(21,399)	(12,595)
Net cash provided by operating activities	150,465	221,381

Cash flows from investing activities:
Proceeds from sale of equipment	5,750	15,135
Purchases of property and equipment	(31,255)	(65,635)
Acquisitions, net of cash acquired	3,701	108
Net cash used in investing activities	(21,804)	(50,392)

Cash flows from financing activities:
Repayments of long-term debt	(53,233)	(56,191)
Purchase of treasury stock	(32,938)	(100,026)
Dividends paid	(15,230)	-
Stock withheld for payments of withholding taxes	(8,664)	(7,818)
Finance lease payments	(1,217)	(1,501)
Proceeds from issuance of debt	15,618	50,289
Net cash used in financing activities	(95,664)	(115,247)

Effect of exchange rate changes on cash and cash equivalents	(20)	45

Net increase in cash and cash equivalents	32,977	55,787
Cash and cash equivalents beginning of the period	187,270	286,642
Cash and cash equivalents end of the period	$220,247	$342,429

Supplemental disclosures of cash paid for:
Interest paid	$7,413	$6,688
Income taxes paid, net	$20,684	$14,410

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2024 and results of operations for the three and six months ended June 30, 2024 and 2023.

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

On February 22, 2024, the Board declared a quarterly cash dividend of $0.125 per share on the Company’s Class A and Class B common stock. The dividend was paid on March 27, 2024 to stockholders of record as of March 8, 2024. On May 23, 2024, the Board declared a quarterly cash dividend of $0.125 per share on the Company’s Class A and Class B common stock. The dividend was paid on June 26, 2024 to stockholders of record as of June 7, 2024. The declarations and payments of the quarterly cash dividends were subject to the approval of the Board at its sole discretion and in compliance with applicable laws and regulations.

In October 2023, the Board authorized the purchase of up to $250 million of our Class A Common Stock pursuant to a share repurchase program. During the quarter ended June 30, 2024, we purchased 179,875 shares for approximately $7 million. During the six months ended June 30, 2024, we purchased 767,803 shares for approximately $33 million.

Due to presentation changes made in our condensed consolidated balance sheets and condensed consolidated statement of shareholders' equity, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income for basic and diluted earnings per share	$29,015	$46,505	$56,068	$108,285

Weighted average shares outstanding - basic	60,710	64,074	61,018	64,586

Dilutive effect of restricted stock	398	512	369	546

Weighted average shares outstanding - diluted	61,108	64,586	61,387	65,132

Earnings per share - basic	$0.48	$0.73	$0.92	$1.68

Earnings per share - diluted	$0.47	$0.72	$0.91	$1.66

NOTE 3. Acquisitions

Forward Air Final Mile Acquisition

On December 20, 2023, we acquired 100% of the equity interest of Forward Air Final Mile (“FAFM”). FAFM provides residential last mile delivery services and installation of big and bulky goods, with a focus on appliances, throughout the United States. Total consideration for the transaction was $257.2 million. $260.9 million was paid in cash in December 2023 while $3.7 million was received from the seller in the second quarter of 2024 as part of the post-closing true-up of net working capital. The financial results of FAFM, since the date of acquisition, are included in our Logistics segment.

The FAFM acquisition expanded our final mile services to include the delivery and installation of appliances. FAFM provides residential last mile delivery services through a non-asset business model, working with a network of over 350 carriers throughout the country.

The initial accounting for the acquisition of FAFM is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets. Based on refined inputs incorporated into the fair market value calculations during the quarter ended June 30, 2024, we have estimated that the fair value of intangible assets totals $94.7 million as of December 20, 2023. This represents a $39.8 million decrease relative to the initial estimated fair value of the intangible assets and results in a corresponding increase to goodwill. The amounts recorded in the condensed consolidated financial statements related to the FAFM acquisition are preliminary pending finalization of the fair market value analyses, and the measurement period remains open.

The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

December 20, 2023
Accounts receivable trade	$28,355
Prepaid expenses and other current assets	2,305
Property and equipment	2,792
Right-of-use assets - operating leases	15,258
Other intangibles	94,700
Goodwill	142,122
Other assets	173
Total assets acquired	$285,705

Accounts payable trade	$155
Accounts payable other	2,298
Accrued payroll	1,271
Accrued other	9,488
Lease liability - operating leases short-term	5,697
Other long-term liabilities	19
Lease liability - operating leases long-term	9,560
Total liabilities assumed	$28,488

Total consideration, net	$257,217

Cash paid, net	$257,217

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

The components of “Other intangibles” listed in the table above as of the acquisition date are preliminary and are pending finalization of the fair market valuations of the acquired intangibles. Amounts for these components are as follows (in thousands):

				Estimated
		Accumulated	Balance at	Useful
	Amount	Amortization	June 30, 2024	Life
Customer relationships	$92,500	$3,854	$88,646	13 years
Developed technology	$1,200	$325	$875	2 years
Independent service provider network	$1,000	$542	$458	1 year

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition was $1.7 million and $4.3 million for the three months and six months ended June 30, 2024, respectively. The intangible assets have a remaining weighted average useful life of approximately 12.25 years.

Amortization expense related to FAFM for the next five years is expected to be as follows (in thousands):

Total
2024 (Remainder of year)	$4,316
2025	7,690
2026	7,115
2027	7,115
2028	7,115

FAFM's actual results are included in our condensed consolidated financial statements since the acquisition date of December 20, 2023. The following unaudited pro forma condensed consolidated results of operations present the effects of FAFM as though it had been acquired as of January 1, 2023 (in thousands, except for per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Revenue	$1,109,022	$2,330,644
Net income	$46,953	$108,767
Earnings per share
Basic	$0.73	$1.68
Diluted	$0.73	$1.67

The unaudited pro forma condensed consolidated results for the periods above were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and FAFM. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma condensed consolidated results are not necessarily indicative of what our condensed consolidated results of operations actually would have been had we completed the FAFM acquisition as of January 1, 2023.

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

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery (referred to as “drayage”) as well as high service local and regional trucking transportation using equipment dedicated to their needs. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of June 30, 2024, our trucking transportation operation consisted of approximately 2,200 tractors, 2,900 employee drivers and 4,300 trailers. We also contract for services with approximately 400 independent owner-operators.

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

The following tables summarize our financial and operating data by segment (in thousands):

	Three Months Ended		Six Months Ended
Operating Revenue	June 30,		June 30,
	2024	2023	2024	2023
Intermodal and Transportation Solutions	$561,033	$614,632	$1,113,066	$1,323,881
Logistics	459,088	453,549	939,312	922,690
Inter-segment eliminations	(33,626)	(27,719)	(66,390)	(53,844)
Total operating revenue	$986,495	$1,040,462	$1,985,988	$2,192,727

	Three Months Ended		Six Months Ended
Operating Income	June 30,		June 30,
	2024	2023	2024	2023
Intermodal and Transportation Solutions	$13,639	$31,777	$26,670	$80,981
Logistics	25,889	30,293	49,997	59,294
Total operating income	$39,528	$62,070	$76,667	$140,275

	Three Months Ended		Six Months Ended
Depreciation and Amortization	June 30,		June 30,
	2024	2023	2024	2023
Intermodal and Transportation Solutions	$27,270	$27,117	$54,319	$54,003
Logistics	10,502	8,269	21,784	16,832
Total depreciation and amortization	$37,772	$35,386	$76,103	$70,835

Separate balance sheets are not presented by segment to our Chief Operating Decision Maker (“CODM”). Our CODM uses consolidated asset information to make capital decisions.

NOTE 5. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2024 and December 31, 2023. As of June 30, 2024, the fair value of the Company’s fixed-rate borrowings was $2.1 million less than the historical carrying value of $313.1 million. As of December 31, 2023, the fair value of the Company's fixed-rate borrowings was $1.4 million less than the historical carrying value of $350.7 million. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of June 30, 2024 and December 31, 2023, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts and money market accounts.

Restricted investments included $21.0 million and $20.8 million as of June 30, 2024 and December 31, 2023, respectively, of mutual funds and other security investments which are reported at fair value. These investments relate to our non-qualified deferred compensation plan and insurance deposits.

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

We have standby letters of credit that expire in both 2024 and 2025. As of June 30, 2024 and December 31, 2023, our letters of credit were $0.8 million and $0.9 million, respectively.

As of June 30, 2024 and December 31, 2023, we had no borrowings under the Credit Agreement and our unused and available borrowings were $349.2 million and $349.1 million, respectively. We were in compliance with our debt covenants as of June 30, 2024 and December 31, 2023.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):	June 30,	December 31,
	2024	2023
Interim funding for equipment received and expected to be converted to an equipment note in a subsequent period; interest paid at a variable rate	$-	$3,265

Secured Equipment Notes due on various dates in 2029 commencing on various dates in 2024; interest is paid monthly at a fixed annual rate between 5.73% and 6.24%	18,096	-

Secured Equipment Notes due on various dates in 2028 commencing on various dates in 2023; interest is paid monthly at a fixed annual rate between 5.21% and 6.32%	95,683	105,744

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022 and 2023; interest is paid monthly at a fixed annual rate between 2.07% and 6.45%	128,222	147,192

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	47,617	55,797

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	21,585	30,930

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.40%	1,864	7,754

Total debt	313,067	350,682

Less current portion of long-term debt	(103,192)	(105,108)

Total long-term debt	$209,875	$245,574

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

NOTE 8. Subsequent Event

In June 2024, we entered into a lease agreement for nearly one million square feet of additional warehouse space in Pennsylvania. The lease commenced on July 1, 2024 and includes a non-cancellable lease term of seven years. The total undiscounted non-cancellable lease payments over the lease term are estimated to be approximately $47 million.

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

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery as well as high service local and regional trucking transportation using equipment dedicated to their needs. In the first six months of 2024, approximately 75% of our drayage services was provided by our own fleet. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of June 30, 2024, our trucking transportation operation consisted of approximately 2,200 tractors, 2,900 employee drivers and 4,300 trailers. We also contract for services with approximately 400 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

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

On December 20, 2023, we acquired 100% of the equity interest of Forward Air Final Mile (“FAFM”). Total consideration for the transaction was $257.2 million. $260.9 million was paid in cash in December 2023 while $3.7 million was received from the seller in the second quarter of 2024 as part of the post-closing true-up of net working capital.

We are focused on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 71% of revenue for the six months ended June 30, 2024, while one customer accounted for more than 10% of our revenue in both segments for both the six months ended June 30, 2024 and 2023. We use various performance indicators to manage our business. We closely monitor operating cash flow, profit levels for our top customers, daily sales outstanding by customer account and vendor cost changes. On-time performance, customer service, cost per load and vendor service levels are also monitored closely.

The following table includes the one customer that represented 10% or more of our revenue by segment for the six months ending June 30, 2024 and 2023, respectively:

	Six Months Ended
Customer A	Jume 30,
	2024	2023
ITS	19%	14%
Logistics	15%	10%
Total operating revenue	18%	13%

Uncertainties and risks to our outlook include inflation, increased healthcare costs, a slowdown in consumer spending (driven by, among other factors, inflation, increases in interest rates, an economic recession and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, an increase of retailers’ inventory levels, the ability of customers to pay our accounts receivable, elevated levels of transportation supply in the marketplace, aggressive pricing actions by our competitors and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, all of which could have a materially negative impact on our revenue, profitability and cash flow in 2024. Exiting of truckload capacity, retail inventory levels declining leading to restocking demand, a return of typical shipping peak season demands and a stronger used tractor market could have a materially positive impact on our revenue, profitability and cash flows in 2024.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table summarizes our operating revenue by segment (in thousands):

	Three Months Ended
Operating Revenue	June 30,
	2024	2023
Intermodal and Transportation Solutions	$561,033	$614,632
Logistics	459,088	453,549
Inter-segment eliminations	(33,626)	(27,719)
Total operating revenue	$986,495	$1,040,462

The following table summarizes our operating income by segment (in thousands):

	Three Months Ended
Operating Income	June 30,
	2024	2023
Intermodal and Transportation Solutions	$13,639	$31,777
Logistics	25,889	30,293
Total operating income	$39,528	$62,070

Total consolidated operating revenue decreased 5% to $986 million in 2024 from $1,040 million in 2023.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 9% to $561 million primarily due to lower fuel revenue, lower accessorial revenue, price declines and mix, partially offset by an 8% increase in intermodal volume and a 4% increase in dedicated revenue resulting from growth of existing customers. ITS operating income decreased to $14 million, 2.4% of revenue, as compared to $32 million, 5.2% of revenue, in the prior year due to lower customer rates and lower accessorial revenue. These headwinds were partially offset by lower equipment costs, lower drayage costs and lower accessorial costs.

Logistics revenue increased 1% to $459 million primarily due to the recent acquisition in final mile, partially offset by lower revenue in our brokerage service line and consolidation and fulfillment service lines. Brokerage revenue per load declined 13% due to lower pricing, fuel and customer mix and a 4% decline in volume. Logistics operating income decreased to $26 million, 5.6% of revenue, as compared to $30 million, 6.7% of revenue, due to lower brokerage margins, partially offset by our recent acquisition in final mile.

The following is a summary of operating results and certain items in the condensed consolidated statements of income as a percentage of revenue (in thousands):

	Three Months Ended
	June 30,
	2024		2023

Operating revenue	$986,495	100.0%	$1,040,462	100.0%

Operating expenses:
Purchased transportation and warehousing	727,236	73.7%	763,609	73.4%
Salaries and benefits	141,856	14.4%	141,823	13.6%
Depreciation and amortization	37,772	3.8%	35,386	3.4%
Insurance and claims	12,639	1.3%	11,676	1.1%
General and administrative	27,877	2.8%	26,757	2.6%
Gain on sale of assets, net	(413)	0.0%	(859)	-0.1%
Total operating expenses	946,967	96.0%	978,392	94.0%

Operating income	$39,528	4.0%	$62,070	6.0%

Other income (expense):
Interest expense	(3,689)	-0.4%	(3,116)	-0.3%
Interest income	1,808	0.2%	2,087	0.2%
Other, net	(66)	0.0%	69	0.0%
Total other expense, net	(1,947)	-0.2%	(960)	-0.1%

Income before provision for income taxes	37,581	3.8%	61,110	5.9%

Provision for income taxes	8,566	0.9%	14,605	1.4%

Net income	$29,015	2.9%	$46,505	4.5%

CONSOLIDATED OPERATING EXPENSES. OTHER EXPENSES AND INCOME TAXES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 5% to $727 million in 2024 from $764 million in 2023. As a percentage of revenue, purchased transportation and warehousing costs increased to 73.7% in 2024 from 73.4% in 2023.

Purchased transportation and warehousing costs declined as compared to prior year due to rail cost decreases, lower outside carrier costs, lower accessorial costs and lower fuel costs, partially offset by higher volumes in intermodal.

Salaries and Benefits

Salaries and benefits remained consistent at $142 million in 2024 and 2023. As a percentage of revenue, salaries and benefits increased to 14.4% in 2024 from 13.6% in 2023.

While an increase of $10 million was primarily due to the acquisition of FAFM on December 20, 2023, this increase was partially offset by decreases in driver costs of $7 million and office employee compensation expense of $3 million, both related to lower headcount, which excludes FAFM.

Headcount, which includes drivers, warehouse personnel and office employees, was 5,813, which includes 582 employees of FAFM, as of June 30, 2024 and 5,851 as of June 30, 2023, respectively. The decrease in headcount related primarily to drivers, partially offset by increases in office and warehouse employees due to the FAFM acquisition.

Depreciation and Amortization

Depreciation and amortization expense increased to $38 million in 2024 from $35 million in 2023. This increase was related primarily to the amortization of intangibles related to the acquisition of FAFM on December 20, 2023, as well as increased technology, container and warehouse depreciation expense. This expense, as a percentage of revenue, increased to 3.8% in 2024 from 3.4% in 2023. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense increased to $13 million in 2024 from $12 million in 2023. This increase was primarily due to increased auto liability expense related to claim costs. These expenses, as a percentage of revenue, increased to 1.3% in 2024 from 1.1% in 2023.

General and Administrative

General and administrative expenses increased to $28 million in 2024 from $27 million in 2023. These expenses, as a percentage of revenue, increased to 2.8% in 2024 from 2.6% in 2023.

This increase in general and administrative expenses was primarily due to the acquisition of FAFM on December 20, 2023, as well as increases in use tax expense and legal expense of $1 million each, partially offset by less impairment of right-of-use assets of $2 million and a decrease in bad debt expense of $1 million.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $0.4 million in 2024 from $1 million in 2023. This decrease resulted from both less units sold and a lower average gain per unit sold in 2024 as compared to 2023.

Other Income (Expense)

Other expense increased to $2 million in 2024 from $1 million in 2023 primarily due to an increase in interest expense due to higher interest rates on our debt.

Provision for Income Taxes

The provision for income taxes decreased to $9 million in 2024 from $15 million in 2023 due primarily to lower pre-tax income in 2024. We provided for income taxes using an effective rate of 22.8% in 2024 and an effective rate of 23.9% in 2023. The second quarter 2024 effective tax rate of 22.8% was lower than the rate from 2023, as in 2024 we received a one-time benefit from amending state tax returns.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table summarizes our operating revenue by segment (in thousands):

	Six Months Ended
Operating Revenue	June 30,
	2024	2023
Intermodal and Transportation Solutions	$1,113,066	$1,323,881
Logistics	939,312	922,690
Inter-segment eliminations	(66,390)	(53,844)
Total operating revenue	$1,985,988	$2,192,727

The following table summarizes our operating income by segment (in thousands):

	Six Months Ended
Operating Income	June 30,
	2024	2023
Intermodal and Transportation Solutions	$26,670	$80,981
Logistics	49,997	59,294
Total operating income	$76,667	$140,275

Total consolidated operating revenue decreased 9% to $1,986 million in 2024 from $2,193 million in 2023.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 16% to $1,113 million primarily due to price declines, lower fuel revenue, lower accessorial revenue, a 1% decline in intermodal volume due to lower transportation demand and mix, partially offset by a 3% increase in dedicated revenue resulting from growth of existing customers. ITS operating income decreased to $27 million, 2.4% of revenue, as compared to $81 million, 6.1% of revenue, in the prior year, due to lower customer rates, lower accessorial revenue and lower volume. These headwinds were partially offset by lower drayage costs, lower equipment costs and lower accessorial costs.

Logistics revenue increased 2% to $939 million primarily due to the recent acquisition in final mile, partially offset by lower revenue in our brokerage service line and consolidation and fulfillment service lines. Brokerage revenue per load declined 16% due to lower pricing, fuel and customer mix. Brokerage volume declined by 1%. Logistics operating income decreased to $50 million, 5.3% of revenue, as compared to $59 million, 6.4% of revenue, due to lower brokerage margins, partially offset by our recent acquisition in final mile.

The following is a summary of operating results and certain items in the condensed consolidated statements of income as a percentage of revenue (in thousands):

	Six Months Ended
	June 30,
	2024		2023

Operating revenue	$1,985,988	100.0%	$2,192,727	100.0%

Operating expenses:
Purchased transportation and warehousing	1,467,408	73.9%	1,630,540	74.4%
Salaries and benefits	286,352	14.4%	279,254	12.7%
Depreciation and amortization	76,103	3.8%	70,835	3.2%
Insurance and claims	25,257	1.3%	24,359	1.1%
General and administrative	55,111	2.8%	52,298	2.4%
Gain on sale of assets, net	(910)	-0.1%	(4,834)	-0.2%
Total operating expenses	1,909,321	96.1%	2,052,452	93.6%

Operating income	$76,667	3.9%	$140,275	6.4%

Other income (expense):
Interest expense	(7,588)	-0.4%	(6,086)	-0.3%
Interest income	3,201	0.2%	3,463	0.2%
Other, net	(236)	0.0%	108	0.0%
Total other expense, net	(4,623)	-0.2%	(2,515)	-0.1%

Income before provision for income taxes	72,044	3.7%	137,760	6.3%

Provision for income taxes	15,976	0.8%	29,475	1.3%

Net income	$56,068	2.9%	$108,285	5.0%

CONSOLIDATED OPERATING EXPENSES. OTHER EXPENSES AND INCOME TAXES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 10% to $1,467 million in 2024 from $1,631 million in 2023.

Purchased transportation and warehousing costs declined as compared to prior year due to rail cost decreases, lower outside carrier costs, lower accessorial costs, lower fuel costs and lower volumes.

Salaries and Benefits

Salaries and benefits increased to $286 million in 2024 from $279 million in 2023. As a percentage of revenue, salaries and benefits increased to 14.4% in 2024 from 12.7% in 2023.

Decreases in driver related expenses of $11 million related to lower driver headcount, lower office compensation expense of $7 million and lower restricted stock expense of $1 million were more than offset by increases primarily due to the acquisition of FAFM, as well as increases in incentive compensation expense of $5 million and payroll tax expense of $2 million.

Depreciation and Amortization

Depreciation and amortization expense increased to $76 million in 2024 from $71 million in 2023. This increase was related primarily to the amortization of intangibles related to the acquisition of FAFM, as well as increased technology, container and warehouse depreciation expense. This expense, as a percentage of revenue, increased to 3.8% in 2024 from 3.2% in 2023. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense increased to $25 million in 2024 from $24 million in 2023. This increase was primarily due to increased claim costs. These expenses, as a percentage of revenue, increased to 1.3% in 2024 from 1.1% in 2023.

General and Administrative

General and administrative expenses increased to $55 million in 2024 from $52 million in 2023. These expenses, as a percentage of revenue, increased to 2.8% in 2024 from 2.4% in 2023.

This increase in general and administrative expenses was primarily due to the acquisition of FAFM, as well as increases in use tax expense and property tax expense of $1 million each, partially offset by less impairment of right-of-use assets of $2 million and a decrease in bad debt expense of $1 million.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $1 million in 2024 from $5 million in 2023. The decrease resulted from both less units sold and a lower average gain per unit sold in 2024 as compared to 2023.

Other Income (Expense)

Other expense increased to $5 million in 2024 from $3 million 2023 primarily due to an increase in interest expense due to higher interest rates on our debt.

Provision for Income Taxes

The provision for income taxes decreased to $16 million in 2024 from $29 million in 2023 due primarily to lower pre-tax income in 2024. We provided for income taxes using an effective rate of 22.2% in 2024 as compared to an effective rate of 21.4% in 2023. The effective tax rate was lower in 2023 as compared to 2024 as a change in state apportionment methodology made in 2023 had a larger impact on the 2023 tax rate than it did in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of June 30, 2024, we had $220 million of cash and $21.0 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. In prior years, we have funded our business acquisitions from cash on hand. Payments for our other investing activities, such as the construction of our office buildings and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities, including the purchase of treasury stock and dividend payments have been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with our Credit Facility and other potential financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the six months ended June 30, 2024 was approximately $150 million, which resulted primarily from net income of $56 million plus non-cash charges of $98 million, partially offset by the changes in operating assets and liabilities of $4 million.

Cash provided by operating activities totaled $150 million in 2024 compared to $221 million in 2023. The $71 million decrease in cash flow was primarily due to a decrease in net income of $52 million, a decrease in non-cash charges of $12 million and a negative change in operating assets and liabilities of $7 million, primarily due to the change in accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2024 was $22 million which resulted from capital expenditures of $31 million, partially offset by proceeds from the sale of equipment of $6 million and $4 million related to the FAFM acquisition. Capital expenditures of $31 million related primarily to tractors of $14 million, technology investments of $9 million and warehouse equipment of $6 million.

Capital expenditures decreased by approximately $34 million in 2024 as compared to 2023. The 2024 decrease was due to lower spend on tractors of $21 million, decreases in container purchases of $11 million, leasehold improvements of $2 million and warehouse equipment of $1 million. These decreases were partially offset by increases in the technology investments of $1 million.

In 2024, we estimate capital expenditures will range from $45 million to $65 million. Expected purchases include replacement tractors, technology projects and warehouse equipment. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in financing activities for the six months ended June 30, 2024 was $96 million which includes repayments of long-term debt of $53 million, purchases of treasury stock of $33 million, dividends paid of $15 million, cash for stock tendered for payments of withholding taxes of $9 million and finance lease payments of $1 million, partially offset by proceeds from the issuance of debt of $16 million. Debt incurred in 2024 was used to fund the purchase of transportation equipment.

The $20 million decrease in cash used in financing activities for 2024 versus 2023 was primarily due to the decrease in the purchase of treasury stock of $67 million and less repayments of long-term debt of $3 million, partially offset by less proceeds from the issuance of debt of $35 million and an increase in dividends paid of $15 million.

As a result of anticipated unfavorable timing differences, primarily related to depreciation and compensation, we expect our cash paid for income taxes in 2024 to exceed our income tax expense.

See Note 6 of the condensed consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2024 and 2025. As of both June 30, 2024 and December 31, 2023, our letters of credit were $1 million.

As of both June 30, 2024, and December 31, 2023, we had no borrowings under the Credit Agreement and our unused and available borrowings were $349 million. We were in compliance with our debt covenants as of June 30, 2024 and December 31, 2023.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the company's 2023 10-K for a complete discussion regarding our critical accounting policies and estimates. As of June 30, 2024, there were no material changes to our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of June 30, 2024 from that presented in our 2023 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of June 30, 2024, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 20, 2023, we completed the acquisition of Forward Air Final Mile (“FAFM”). We are currently integrating processes, employees, technologies and operations. Management will continue to evaluate our internal controls over financial reporting as we complete our integration.

PART II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 7 “Legal Matters” to the Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements.”

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

During the three months ended June 30, 2024, we purchased 179,875 shares for approximately $7 million under the 2023 Program. During the six months ended June 30, 2024, we purchased 767,803 shares for approximately $33 million under the 2023 Program.

During the three months ended June 30, 2024, we purchased 4,237 shares for approximately $0.2 million related to withholding upon vesting of restricted stock. During the six months ended June 30, 2024, we purchased 190,304 shares for approximately $8.7 million related to withholding upon vesting of restricted stock.

The table below includes information on a monthly basis regarding shares purchased under the 2023 Program and the number of shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the quarter ended June 30, 2024. Shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock do not reduce the repurchase authority under the 2023 Program.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Program
	Purchased	Per Share	Announced Plan	(in 000’s)
April 2024	139,483	$39.81	135,707	$192,450
May 2024	44,498	$40.39	44,168	$190,667
June 2024	131	$43.03	-	$190,667
Total	184,112	$39.96	179,875	$190,667

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits INDEX TO EXHIBITS

Number	Exhibit

31.1	Rule 13a-14(a) Certification of Phillip D. Yeager, Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Kevin W. Beth, Chief Financial Officer.

32.1	Section 1350 Certifications of Phillip D. Yeager and Kevin W. Beth, Chief Executive Officer and Chief Financial Officer, respectively.
101

Interactive data files for this Quarterly Report on Form 10-Q, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Unaudited Condensed Consolidated Statements of Cash Flows (unaudited); and (v) the Notes to Unaudited Condensed Consolidated Financial Statements. XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q (formatted in Inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE: August 2, 2024	/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Brent M. Rhodes
Brent M. Rhodes
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)