Form 10-Q
period 2024-09-30
Hub Group, Inc.
filed 2024-11-01
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024 or

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

On October 25, 2024, the registrant had 60,787,701 outstanding shares of Class A common stock, par value $.01 per share, and 574,903 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUB GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2024	2023
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$186,139	$187,270
Accounts receivable trade, net	576,352	600,197
Accounts receivable other	5,683	3,358
Prepaid taxes	11,026	17,331
Prepaid expenses and other current assets	26,196	41,089
TOTAL CURRENT ASSETS	805,396	849,245

Restricted investments	21,342	20,763
Property and equipment, net	741,753	791,692
Right-of-use assets - operating leases	228,137	210,742
Right-of-use assets - financing leases	1,226	2,522
Other intangibles, net	240,162	304,607
Goodwill	772,542	733,695
Other non-current assets	22,567	22,781
TOTAL ASSETS	$2,833,125	$2,936,047

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$305,838	$349,378
Accounts payable other	28,636	14,471
Accrued payroll	34,442	21,731
Accrued other	105,638	121,253
Lease liability - operating leases	42,853	44,690
Lease liability - financing leases	656	1,579
Current portion of long-term debt	99,850	105,108
TOTAL CURRENT LIABILITIES	617,913	658,210

Long-term debt	187,240	245,574
Other non-current liabilities	54,939	55,287
Lease liability - operating leases	193,851	177,699
Lease liability - financing leases	498	865
Deferred taxes	152,414	163,767

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2024 and 2023.	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 72,303,228 shares issued in 2024 and 75,524,189 shares issued in 2023; 60,818,637 shares outstanding in 2024 and 62,200,921 shares outstanding in 2023.	723	755
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in 2024 and 2023.	6	6
Additional paid-in capital	216,585	209,830
Retained earnings	2,005,539	1,949,110
Accumulated other comprehensive loss	(232)	(129)
Treasury stock; at cost, 11,484,591 shares in 2024 and 13,323,268 shares in 2023.	(596,351)	(524,927)
TOTAL STOCKHOLDERS' EQUITY	1,626,270	1,634,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,833,125	$2,936,047

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating revenue	$986,892	$1,024,835	$2,972,880	$3,217,562

Operating expenses:
Purchased transportation and warehousing	739,995	772,650	2,207,403	2,403,190
Salaries and benefits	142,948	138,503	429,300	417,757
Depreciation and amortization	32,386	36,065	108,489	106,899
Insurance and claims	10,217	11,681	35,474	36,041
General and administrative	29,674	24,146	84,785	76,445
Gain on sale of assets, net	(427)	(765)	(1,337)	(5,599)
Total operating expenses	954,793	982,280	2,864,114	3,034,733

Operating income	32,099	42,555	108,766	182,829

Other income (expense):
Interest expense	(3,582)	(3,537)	(11,170)	(9,623)
Interest income	2,249	2,838	5,450	6,302
Other, net	(23)	(188)	(259)	(81)
Total other expense, net	(1,356)	(887)	(5,979)	(3,402)

Income before provision for income taxes	30,743	41,668	102,787	179,427

Provision for income taxes	7,140	11,209	23,116	40,684

Net income	23,603	30,459	79,671	138,743

Other comprehensive (loss) income:
Foreign currency translation adjustments	(32)	(31)	(103)	47

Total comprehensive income	$23,571	$30,428	$79,568	$138,790

Basic earnings per common share	$0.39	$0.49	$1.31	$2.17

Diluted earnings per common share	$0.39	$0.48	$1.30	$2.15

Basic weighted average number of shares outstanding	60,374	62,278	60,803	63,816
Diluted weighted average number of shares outstanding	60,949	62,986	61,241	64,416

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A & B				Accumulated
	Common Stock		Additional		Other
	Shares		Paid-in	Retained	Comprehensive	Treasury Stock
	Issued	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Total
Balance June 30, 2023	76,099,092	$761	$198,556	$1,889,867	$(136)	(10,900,657)	$(478,312)	$1,610,736
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(2,324)	(185)	(185)
Purchase of treasury stock	-	-	-	-	-	(208,330)	(17,326)	(17,326)
Issuance of restricted stock awards, net of forfeitures	-	-	475	-	-	(2,783)	(475)	-
Share-based compensation expense	-	-	5,416	-	-	-	-	5,416
Net income	-	-	-	30,459	-	-	-	30,459
Foreign currency translation adjustment	-	-	-	-	(31)	-	-	(31)
Balance September 30, 2023	76,099,092	$761	$204,447	$1,920,326	$(167)	(11,114,094)	$(496,298)	$1,629,069

Balance June 30, 2024	72,878,131	$729	$211,346	$1,989,600	$(200)	(10,650,225)	$(560,345)	$1,641,130
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(8,655)	(400)	(400)
Purchase of treasury stock	-	-	-	-	-	(824,149)	(35,335)	(35,335)
Federal excise tax on purchased treasury stock	-	-	-	-	-	-	(294)	(294)
Issuance of restricted stock awards, net of forfeitures	-	-	(23)	-	-	(1,562)	23	-
Share-based compensation expense	-	-	5,262	-	-	-	-	5,262
Dividends paid	-	-	-	(7,503)	-	-	-	(7,503)
Dividends accrued	-	-	-	(161)	-	-	-	(161)
Net income	-	-	-	23,603	-	-	-	23,603
Foreign currency translation adjustment	-	-	-	-	(32)	-	-	(32)
Balance September 30, 2024	72,878,131	$729	$216,585	$2,005,539	$(232)	(11,484,591)	$(596,351)	$1,626,270

Balance December 31, 2022	76,099,092	$761	$192,365	$1,781,582	$(214)	(9,656,044)	$(374,892)	$1,599,602
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(100,533)	(8,003)	(8,003)
Purchase of treasury stock	-	-	-	-	-	(1,531,755)	(117,352)	(117,352)
Issuance of restricted stock awards, net of forfeitures	-	-	(3,949)	-	-	174,238	3,949	-
Share-based compensation expense	-	-	16,031	-	-	-	-	16,031
Net income	-	-	-	138,743	-	-	-	138,743
Foreign currency translation adjustment	-	-	-	-	47	-	-	47
Balance September 30, 2023	76,099,092	$761	$204,447	$1,920,326	$(167)	(11,114,094)	$(496,298)	$1,629,069

Balance December 31, 2023	76,099,092	$761	$209,830	$1,949,110	$(129)	(13,323,268)	$(524,927)	$1,634,645
Adjustment related to stock split	(3,220,961)	(32)	32	-	-	3,220,961	-	-
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(198,959)	(9,064)	(9,064)
Purchase of treasury stock	-	-	-	-	-	(1,591,952)	(68,273)	(68,273)
Federal excise tax on purchased treasury stock	-	-	-	-	-	-	(2,059)	(2,059)
Issuance of restricted stock awards, net of forfeitures	-	-	(7,972)	-	-	408,627	7,972	-
Share-based compensation expense	-	-	14,695	-	-	-	-	14,695
Dividends paid	-	-	-	(22,733)	-	-	-	(22,733)
Dividends accrued	-	-	-	(509)	-	-	-	(509)
Net income	-	-	-	79,671	-	-	-	79,671
Foreign currency translation adjustment	-	-	-	-	(103)	-	-	(103)
Balance September 30, 2024	72,878,131	$729	$216,585	$2,005,539	$(232)	(11,484,591)	$(596,351)	$1,626,270

Note: Some amounts may not foot due to rounding.

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$79,671	$138,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and right-of-use assets	145,474	136,775
Impairment of right-of-use asset	-	2,012
Deferred taxes	(11,652)	18,832
Non-cash share-based compensation expense	14,695	16,031
Gain on sale of assets, net	(1,337)	(5,599)
Changes in operating assets and liabilities, net of acquisitions:
Restricted investments	(579)	(1,744)
Accounts receivable, net	22,967	83,664
Prepaid taxes	6,305	(2,108)
Prepaid expenses and other current assets	11,210	6,161
Other non-current assets	(2,083)	(2,515)
Accounts payable	(29,520)	516
Accrued expenses	(10,106)	(46,243)
Non-current liabilities	(31,230)	(21,848)
Net cash provided by operating activities	193,815	322,677

Cash flows from investing activities:
Proceeds from sale of equipment	9,792	20,208
Purchases of property and equipment	(43,220)	(105,667)
Acquisitions, net of cash acquired	3,701	108
Net cash used in investing activities	(29,727)	(85,351)

Cash flows from financing activities:
Repayments of long-term debt	(81,356)	(80,965)
Purchase of treasury stock	(68,273)	(117,352)
Dividends paid	(22,733)	-
Stock withheld for payments of withholding taxes	(9,064)	(8,003)
Finance lease payments	(1,532)	(2,097)
Proceeds from issuance of debt	17,764	85,107
Net cash used in financing activities	(165,194)	(123,310)

Effect of exchange rate changes on cash and cash equivalents	(25)	28

Net (decrease) increase in cash and cash equivalents	$(1,131)	$114,044
Cash and cash equivalents beginning of the period	$187,270	$286,642
Cash and cash equivalents end of the period	$186,139	$400,686

Supplemental disclosures of cash paid for:
Interest	$11,301	$9,547
Income taxes paid, net	$28,406	$23,260

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2024 and results of operations for the three and nine months ended September 30, 2024 and 2023.

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

On January 4, 2024, we announced a two-for-one stock split of our Class A and Class B common stock. The stock split was implemented in the form of a distribution of one additional Class A share for each share outstanding. The record date for the stock split was as of the close of business on January 16, 2024. Our distribution date of the additional shares was January 26, 2024. As a result of the stock split, the number of authorized shares remained unchanged. Additionally, the par value per share of the common stock remains unchanged. All other share amounts in our condensed consolidated balance sheets, condensed consolidated statements of income and comprehensive income, condensed consolidated statements of stockholders' equity and related footnote disclosures have been adjusted and presented as though the stock split had occurred as of the earliest period presented.

On February 22, 2024, the Board declared a quarterly cash dividend of $0.125 per share on our Class A and Class B common stock. The dividend was paid on March 27, 2024 to stockholders of record as of March 8, 2024. On May 23, 2024, the Board declared a quarterly cash dividend of $0.125 per share on our Class A and Class B common stock. The dividend was paid on June 26, 2024 to stockholders of record as of June 7, 2024. On August 27, 2024, the Board declared a quarterly cash dividend of $0.125 per share on our Class A and Class B common stock. The dividend was paid on September 25, 2024 to stockholders of record as of September 6, 2024. The declarations and payments of the quarterly cash dividends were subject to the approval of the Board at its sole discretion and in compliance with applicable laws and regulations.

In October 2023, the Board authorized the purchase of up to $250 million of our Class A Common Stock pursuant to a share repurchase program. During the quarter ended September 30, 2024, we purchased 824,149 shares for approximately $35 million. During the nine months ended September 30, 2024, we purchased 1,591,952 shares for approximately $68 million.

We routinely evaluate the useful life attributed to our assets. During the third quarter ended September 30, 2024, we determined that the useful lives of certain transportation equipment should be increased to 20 years based on historical experience related to the use of this equipment and our expectation of its future usability. In addition, we changed the estimated salvage values of the transportation equipment to reflect current expectations at the end of the revised useful life. We accounted for these items as changes in estimate that were applied prospectively, effective as of July 1, 2024. These changes in estimate resulted in a reduction of depreciation expense of $5.0 million, an increase to net income of $3.8 million and an increase in both basic and diluted earnings per share of $0.06, during the three months ended September 30, 2024.

Due to presentation changes made in our condensed consolidated balance sheets and condensed consolidated statement of shareholders' equity, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$23,603	$30,459	$79,671	$138,743

Weighted average shares outstanding - basic	60,374	62,278	60,803	63,816

Dilutive effect of restricted stock	575	708	438	600

Weighted average shares outstanding - diluted	60,949	62,986	61,241	64,416

Earnings per share - basic	$0.39	$0.49	$1.31	$2.17

Earnings per share - diluted	$0.39	$0.48	$1.30	$2.15

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

The final mile acquisition expanded our final mile services to include the delivery and installation of appliances. FAFM provides residential last mile delivery services through a non-asset business model, working with a network of over 350 carriers throughout the country.

The initial accounting for the final mile acquisition is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets. The amounts recorded in the condensed consolidated financial statements related to the final mile acquisition are preliminary pending finalization of the fair market value analyses, and the measurement period remains open.

The following table summarizes the preliminary allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

December 20, 2023
Accounts receivable trade	$28,086
Prepaid expenses and other current assets	2,305
Property and equipment	2,488
Right-of-use assets - operating leases	15,258
Other intangibles	94,700
Goodwill	142,770
Other assets	173
Total assets acquired	$285,780

Accounts payable trade	$155
Accounts payable other	2,298
Accrued payroll	1,271
Accrued other	9,563
Lease liability - operating leases short-term	5,697
Other long-term liabilities	19
Lease liability - operating leases long-term	9,560
Total liabilities assumed	$28,563

Total consideration, net	$257,217

Cash paid, net	$257,217

The final mile acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying condensed consolidated balance sheet at their estimated fair values as of December 20, 2023 with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized in the final mile acquisition was primarily attributable to potential expansion and future development of the acquired business.

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

The components of “Other intangibles” listed in the table above as of the acquisition date are preliminary and are pending finalization of the fair market valuations of the acquired intangibles. Amounts for these components are as follows (in thousands):

				Estimated
		Accumulated	Balance at	Useful
	Amount	Amortization	September 30, 2024	Life
Customer relationships	$92,500	$5,633	$86,867	13 years
Developed technology	$1,200	$475	$725	2 years
Independent service provider network	$1,000	$792	$208	1 year

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition was $2.2 million and $6.5 million for the three months and nine months ended September 30, 2024, respectively. The intangible assets have a remaining weighted average useful life of approximately 12.05 years.

Amortization expense related to FAFM for the next five years is expected to be as follows (in thousands):

Total
2024 (Remainder of year)	$2,137
2025	7,690
2026	7,115
2027	7,115
2028	7,115

FAFM's actual results are included in our condensed consolidated financial statements since the acquisition date of December 20, 2023. The following unaudited pro forma condensed consolidated results of operations present the effects of FAFM as though it had been acquired as of January 1, 2023 (in thousands, except for per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Revenue	$1,097,306	$3,427,950
Net income	$30,863	$139,629
Earnings per share
Basic	$0.50	$2.19
Diluted	$0.49	$2.17

The unaudited pro forma condensed consolidated results for the periods above were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and FAFM. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma condensed consolidated results are not necessarily indicative of what our condensed consolidated results of operations actually would have been had we completed the final mile acquisition as of January 1, 2023.

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

Intermodal and Transportation Solutions. Our ITS segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery (referred to as “drayage”) as well as high service local and regional trucking transportation using equipment dedicated to their needs. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of September 30, 2024, our trucking transportation operation consisted of approximately 2,100 tractors, 3,000 employee drivers and 4,300 trailers. We also contract for services with approximately 400 independent owner-operators.

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

The following tables summarize our financial and operating data by segment (in thousands):

	Three Months Ended		Nine Months Ended
Operating Revenue	September 30,		September 30,
	2024	2023	2024	2023
Intermodal and Transportation Solutions	$559,968	$595,308	$1,673,034	$1,919,189
Logistics	460,847	460,309	1,400,159	1,382,999
Inter-segment eliminations	(33,923)	(30,782)	(100,313)	(84,626)
Total operating revenue	$986,892	$1,024,835	$2,972,880	$3,217,562

	Three Months Ended		Nine Months Ended
Operating Income	September 30,		September 30,
	2024	2023	2024	2023
Intermodal and Transportation Solutions	$13,516	$13,484	$40,186	$94,639
Logistics	18,583	29,071	68,580	88,190
Total operating income	$32,099	$42,555	$108,766	$182,829

	Three Months Ended		Nine Months Ended
Depreciation and Amortization	September 30,		September 30,
	2024	2023	2024	2023
Intermodal and Transportation Solutions	$21,249	$27,493	$75,568	$81,751
Logistics	11,137	8,572	32,921	25,148
Total depreciation and amortization	$32,386	$36,065	$108,489	$106,899

Separate balance sheets are not presented by segment to our Chief Operating Decision Maker (“CODM”). Our CODM uses consolidated asset information to make capital decisions.

NOTE 5. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2024 and December 31, 2023. As of September 30, 2024, the fair value of our fixed-rate borrowings was $2.5 million more than the historical carrying value of $287.1 million. As of December 31, 2023, the fair value of our fixed-rate borrowings was $1.4 million less than the historical carrying value of $350.7 million. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to us for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of September 30, 2024 and December 31, 2023, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts and money market accounts.

Restricted investments included $21.3 million and $20.8 million as of September 30, 2024 and December 31, 2023, respectively, of mutual funds which are reported at fair value. These investments relate to our non-qualified deferred compensation plan and insurance deposits.

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

We have standby letters of credit that expire in 2025. As of September 30, 2024, and December 31, 2023, our letters of credit totaled $0.8 million and $0.9 million, respectively.

As of September 30, 2024 and December 31, 2023, we had no borrowings under the Credit Agreement and our unused and available borrowings were $349.2 million and $349.1 million, respectively. We were in compliance with our debt covenants as of September 30, 2024 and December 31, 2023.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	September 30,	December 31,
	2024	2023

Interim funding for equipment received and expected to be converted to an equipment note in a subsequent period; interest paid at a variable rate	$-	$3,265

Secured Equipment Notes due on various dates in 2029 commencing on various dates in 2024; interest is paid monthly at a fixed annual rate between 5.11% and 6.24%	19,402	-

Secured Equipment Notes due on various dates in 2028 commencing on various dates in 2023; interest is paid monthly at a fixed annual rate between 5.21% and 6.32%	90,168	105,744

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022 and 2023; interest is paid monthly at a fixed annual rate between 2.07% and 6.45%	118,196	147,192

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	42,178	55,797

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	16,523	30,930

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	623	7,754

Total debt	287,090	350,682

Less current portion of long-term debt	(99,850)	(105,108)

Total long-term debt	$187,240	$245,574

NOTE 7. Legal Matters

We are involved in certain claims and pending litigation arising from the normal conduct of business, including putative class-action lawsuits involving employment related claims. Based on management's present knowledge, management does not believe that any potential unrecorded loss contingencies arising from these pending matters are likely to have a material adverse effect on our overall financial position, operating results or cash flows after taking into account any existing accruals for settlements or losses determined to be probable and estimable. However, actual outcomes could be material to our financial position, operating results or cash flows for any particular period.

NOTE 8. Subsequent Event

In October 2024, we entered into an investment agreement with Corporación Interamericana de Logística, S.A. de C.V. and certain associated entities (commonly known as "EASO"), a family-led, intermodal and trucking logistics provider headquartered in Mexico City to acquire a controlling interest in EASO. We funded the closing consideration of $51.0 million with cash on hand in exchange for a 51% equity stake in EASO.

EASO specializes in intermodal, dedicated trucking, truckload and freight brokerage services. Through a network of terminals across Mexico, EASO serves the entire Mexican domestic market and main logistics hubs in the U.S. using its intermodal cross-border network.

EASO is the largest intermodal carrier in Mexico and will enable us to add significant scale to our intermodal and transportation solutions business. With a substantial increase in cross-border trade activity from nearshoring, this partnership improves our ability to provide a cross-border service offering and provides increased intermodal conversion opportunities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this section and other parts of this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that might cause our actual performance to differ materially from those expressed or implied by this discussion and, therefore, should be viewed with caution. Further information on the risks that may affect our business is included in filings it makes with the SEC from time to time, including those discussed under the “Risk Factors” section in the 2023 10-K and subsequent filings. We assume no obligation to update any such forward-looking statements.

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

Intermodal and Transportation Solutions. Our Intermodal and Transportation Solutions segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery as well as high service local and regional trucking transportation using equipment dedicated to their needs. In the first nine months of 2024, approximately 73% of our drayage services was provided by our own fleet. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of September 30, 2024, our trucking transportation operation consisted of approximately 2,100 tractors, 3,000 employee drivers and 4,300 trailers. We also contract for services with approximately 400 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

Logistics. Our Logistics segment offers a wide range of non-asset-based services including transportation management, freight brokerage services, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, warehousing, fulfillment, cross-docking, consolidation services and final mile delivery. Logistics includes our brokerage business which consists of a full range of trucking transportation services, including dry van, expedited, less-than-truckload (“LTL”), refrigerated and flatbed, all of which is provided by third-party carriers with whom we contract. We leverage proprietary technology along with collaborative relationships with third-party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our ITS segment. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. Our final mile delivery offering provides residential final mile delivery and installation of appliances and big and bulky goods. Final mile operates through a network of independent service providers in company, customer and third-party facilities throughout the continental United States. Our business operates or has access to approximately 7 million square feet of warehousing and cross-dock space across North America, to which our customers ship their goods to be stored and distributed to destinations including residences, retail stores and other commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

On December 20, 2023, we acquired 100% of the equity interest of Forward Air Final Mile (“FAFM”). Total consideration for the transaction was $257.2 million. $260.9 million was paid in cash in December 2023 while $3.7 million was received from the seller in the second quarter of 2024 as part of the post-closing true-up of net working capital.

We are focused on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 71% of revenue for the nine months ended September 30, 2024, while one customer accounted for more than 10% of our revenue in both segments for both the nine months ended September 30, 2024 and 2023. We use various performance indicators to manage our business. We closely monitor operating cash flow, profit levels for our top customers, daily sales outstanding by customer account and vendor cost changes. On-time performance, customer service, cost per load and vendor service levels are also monitored closely.

The following table includes the one customer that represented 10% or more of our revenue by segment for the nine months ending September 30, 2024 and 2023, respectively:

	Nine Months Ended
Customer A	September 30,
	2024	2023
ITS	19%	14%
Logistics	16%	11%
Total operating revenue	18%	13%

Uncertainties and risks to our outlook include inflation, increased healthcare costs, a slowdown in consumer spending (driven by, among other factors, inflation, increases in interest rates, an economic recession and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, an increase of retailers’ inventory levels, the ability of customers to pay our accounts receivable, elevated levels of transportation supply in the marketplace, aggressive pricing actions by our competitors and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, all of which could have a materially negative impact on our revenue, profitability and cash flow. Exiting of truckload capacity, retail inventory levels declining leading to restocking demand, a return of typical shipping peak season demands and a stronger used tractor market could have a materially positive impact on our revenue, profitability and cash flows.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table summarizes our operating revenue by segment (in thousands):

	Three Months Ended
Operating Revenue	September 30,
	2024	2023
Intermodal and Transportation Solutions	$559,968	$595,308
Logistics	460,847	460,309
Inter-segment eliminations	(33,923)	(30,782)
Total operating revenue	$986,892	$1,024,835

The following table summarizes our operating income by segment (in thousands):

	Three Months Ended
Operating Income	September 30,
	2024	2023
Intermodal and Transportation Solutions	$13,516	$13,484
Logistics	18,583	29,071
Total operating income	$32,099	$42,555

Total consolidated operating revenue decreased 4% to $987 million in 2024 from $1,025 million in 2023.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 6% to $560 million primarily due to a 17% decline in intermodal revenue per load mainly due to lower prices, fuel prices, accessorial revenue and mix, partially offset by a 12% increase in intermodal volume and a 2% increase in dedicated revenues due to growth with existing and new customers.

ITS operating income remained consistent at approximately $14 million in both 2024 and in 2023 and was 2% of revenue in both years. ITS experienced lower drayage costs, rail expenses and equipment costs, which were partially offset by lower revenue per load in intermodal. In third quarter of 2024, we decreased the portion of drayage handled on our own fleet to 71% as compared to 78% in the prior year. ITS operating income included approximately $1 million of transaction-related costs associated with the EASO investment agreement.

Logistics revenue remained consistent at approximately $461 million in both 2024 and 2023. Logistics experienced higher revenue due to the final mile acquisition, partially offset by lower revenue per load in our brokerage service line. Brokerage volume remained flat compared to the prior year. Operating income was 4% of revenue in 2024 as compared to 6% of revenue in 2023.

Logistics operating income was $19 million as compared to $29 million last year, as brokerage yields were lower than the prior year and we incurred approximately $8 million of incremental costs related to our network alignment initiative within consolidation and fulfillment.

The following is a summary of operating results and certain items in the condensed consolidated statements of income as a percentage of revenue (in thousands):

	Three Months Ended
	September 30,
	2024		2023

Operating revenue	$986,892	100.0%	$1,024,835	100.0%

Operating expenses:
Purchased transportation and warehousing	739,995	75.0%	772,650	75.4%
Salaries and benefits	142,948	14.5%	138,503	13.5%
Depreciation and amortization	32,386	3.3%	36,065	3.5%
Insurance and claims	10,217	1.0%	11,681	1.1%
General and administrative	29,674	3.0%	24,146	2.4%
Gain on sale of assets, net	(427)	-0.1%	(765)	-0.1%
Total operating expenses	954,793	96.7%	982,280	95.8%

Operating income	$32,099	3.3%	$42,555	4.2%

Other income (expense):
Interest expense	(3,582)	-0.3%	(3,537)	-0.4%
Interest income	2,249	0.2%	2,838	0.3%
Other, net	(23)	0.0%	(188)	0.0%
Total other expense, net	(1,356)	-0.1%	(887)	-0.1%

Income before provision for income taxes	30,743	3.2%	41,668	4.1%

Provision for income taxes	7,140	0.7%	11,209	1.1%

Net income	$23,603	2.5%	$30,459	3.0%

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 4% to $740 million in 2024 from $773 million in 2023.

Purchased transportation and warehousing costs declined as compared to prior year due to reductions in external third-party carrier costs and lower accessorial costs, partially offset by network alignment costs.

Salaries and Benefits

Salaries and benefits increased to $143 million in 2024 from $139 million in 2023. As a percentage of revenue, salaries and benefits increased to 14.5% in 2024 from 13.5% in 2023.

While an increase of $9 million was primarily due to the final mile acquisition on December 20, 2023, this increase was partially offset by decreases in driver costs of $5 million resulting from lower driver headcount.

Headcount, which includes drivers, warehouse personnel and office employees, was 5,900, which includes 572 employees of final mile, as of September 30, 2024 and 5,600 as of September 30, 2023, respectively. The increase in headcount of office and warehouse employees was primarily due to the final mile acquisition, partially offset by a decrease in the number of drivers.

Depreciation and Amortization

Depreciation and amortization expense decreased to $32 million in 2024 from $36 million in 2023. This decrease was primarily related to decreased container depreciation expense resulting from changes made in the third quarter of 2024 to the estimated useful lives of our containers. This decrease was partially offset by an increase in the amortization of intangibles related to the final mile acquisition. This expense, as a percentage of revenue, decreased to 3.3% in 2024 from 3.5% in 2023. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense decreased to $10 million in 2024 from $12 million in 2023. This decrease was primarily due to a decrease in auto liability expense related to claim costs. These expenses, as a percentage of revenue, decreased to 1.0% in 2024 from 1.1% in 2023.

General and Administrative

General and administrative expenses increased to $30 million in 2024 from $24 million in 2023. These expenses, as a percentage of revenue, increased to 3.0% in 2024 from 2.4% in 2023.

This increase in general and administrative expenses was primarily due to the final mile acquisition on December 20, 2023, as well as IT software expense and transaction-related costs associated with the EASO investment agreement.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $0.4 million in 2024 from $0.8 million in 2023. This decrease resulted from both less units sold and a lower average gain per unit sold in 2024 as compared to 2023.

Other Income (Expense)

Other expense, net remained consistent at $1 million in both 2024 and 2023.

Provision for Income Taxes

The provision for income taxes decreased to $7 million in 2024 from $11 million in 2023 due primarily to a decrease in pre-tax income. We provided for income taxes using an effective rate of 23.2% in 2024 and an effective rate of 26.9% in 2023. The third quarter 2024 effective tax rate of 23.2% was lower than the 2023 effective tax rate as our state apportionment was lower is 2024 and there was a valuation allowance recorded for a state tax credit in 2023.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table summarizes our operating revenue by segment (in thousands):

	Nine Months Ended
Operating Revenue	September 30,
	2024	2023
Intermodal and Transportation Solutions	$1,673,034	$1,919,189
Logistics	1,400,159	1,382,999
Inter-segment eliminations	(100,313)	(84,626)
Total operating revenue	$2,972,880	$3,217,562

The following table summarizes our operating income by segment (in thousands):

	Nine Months Ended
Operating Income	September 30,
	2024	2023
Intermodal and Transportation Solutions	$40,186	$94,639
Logistics	68,580	88,190
Total operating income	$108,766	$182,829

Total consolidated operating revenue decreased 8% to $2,973 million in 2024 from $3,218 million in 2023.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 13% to $1,673 million primarily due a 17% decrease in intermodal revenue per load mainly due to lower prices, fuel prices, accessorial revenue and mix, partially offset by a 3% increase in intermodal volume and a 2% increase in dedicated revenues due to growth with existing and new customers.

ITS operating income decreased to $40 million, 2% of revenue, as compared to $95 million, 5% of revenue in the prior year due to lower intermodal revenue per load, partially offset by lower rail costs, lower fuel costs, lower drayage costs and lower equipment costs.

Logistics revenue increased 1% to $1,400 million primarily driven by an increase in final mile driven by the 4th quarter final mile acquisition, partially offset by lower revenue per load in our brokerage service line, lower revenue in managed transportation and consolidation and fulfillment. Brokerage volumes decreased 1% compared to the prior year.

Logistics operating income was 5% of revenue in 2024 as compared to 6% of revenue in 2023. Operating income was $69 million as compared to $88 million last year primarily driven by lower yields in brokerage and we incurred approximately $8 million of incremental costs related to our network alignment initiative within consolidation and fulfillment.

The following is a summary of operating results and certain items in the condensed consolidated statements of income as a percentage of revenue (in thousands):

	Nine Months Ended
	September 30,
	2024		2023

Operating revenue	$2,972,880	100.0%	$3,217,562	100.0%

Operating expenses:
Purchased transportation and warehousing	2,207,403	74.3%	2,403,190	74.7%
Salaries and benefits	429,300	14.4%	417,757	13.0%
Depreciation and amortization	108,489	3.6%	106,899	3.3%
Insurance and claims	35,474	1.2%	36,041	1.1%
General and administrative	84,785	2.9%	76,445	2.4%
Gain on sale of assets, net	(1,337)	-0.1%	(5,599)	-0.2%
Total operating expenses	2,864,114	96.3%	3,034,733	94.3%

Operating income	$108,766	3.7%	$182,829	5.7%

Other income (expense):
Interest expense	(11,170)	-0.4%	(9,623)	-0.3%
Interest income	5,450	0.2%	6,302	0.2%
Other, net	(259)	0.0%	(81)	0.0%
Total other expense, net	(5,979)	-0.2%	(3,402)	-0.1%

Income before provision for income taxes	102,787	3.5%	179,427	5.6%

Provision for income taxes	23,116	0.8%	40,684	1.3%

Net income	$79,671	2.7%	$138,743	4.3%

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 8% to $2,207 million in 2024 from $2,403 million in 2023.

Purchased transportation and warehousing costs declined as compared to prior year due to reductions in external third-party carrier costs and lower accessorial costs, partially offset by network alignment costs.

Salaries and Benefits

Salaries and benefits increased to $429 million in 2024 from $418 million in 2023. As a percentage of revenue, salaries and benefits increased to 14.4% in 2024 from 13.0% in 2023.

The increase was due primarily to the final mile acquisition, as well as an increase in incentive compensation expense of $5 million, partially offset by decreases in driver related expenses of $16 million related to lower driver headcount, lower office compensation expense of $7 million and lower restricted stock expense of $2 million.

Depreciation and Amortization

Depreciation and amortization expense increased to $108 million in 2024 from $107 million in 2023. This increase was related primarily to the amortization of intangibles related to the final mile acquisition, as well as increased technology and warehouse equipment depreciation expense. These increases were partially offset by decreased container depreciation expense resulting from changes made in the third quarter of 2024 to the estimated useful lives of our containers. This expense, as a percentage of revenue, increased to 3.6% in 2024 from 3.3% in 2023. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense decreased to $35 million in 2024 from $36 million in 2023. This decrease was primarily due to less claim expenses related to both auto liability and workers compensation claims in 2024. These expenses, as a percentage of revenue, increased to 1.2% in 2024 from 1.1% in 2023.

General and Administrative

General and administrative expenses increased to $85 million in 2024 from $76 million in 2023. These expenses, as a percentage of revenue, increased to 2.9% in 2024 from 2.4% in 2023.

This expense increase was primarily due to the final mile acquisition on December 20, 2023, as well as transaction-related costs associated with the EASO investment agreement, increases in legal expense and IT software expense. These increases were partially offset by less impairment of right-of-use assets of $2 million and a decrease in bad debt expense.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $1 million in 2024 from $6 million in 2023. This decrease resulted from both less units sold and a lower average gain per unit sold in 2024 as compared to 2023.

Other Income (Expense)

Other expense, net increased to $6 million in 2024 from $3 million in 2023 due primarily to an increase in interest expense due to higher interest rates on our debt as well as a decrease of $1 million of interest income due to lower average cash balances.

Provision for Income Taxes

The provision for income taxes decreased to $23 million in 2024 from $41 million in 2023 due primarily to a decrease in pre-tax income. We provided for income taxes using an effective rate of 22.5% in 2024 as compared to an effective rate of 22.7% in 2023. The lower effective tax rate in 2024 resulted primarily from lower state apportionment in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments and future dividends through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of September 30, 2024, we had $186 million of cash and cash equivalents and $21 million of restricted investments. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. In prior years, we have funded our business acquisitions from cash on hand. Our investment agreement with EASO in October 2024 is consistent with this approach. See Note 8 of the condensed consolidated financial statements for details to this transaction. Payments for our other investing activities, such as the construction of our office buildings and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities including the purchase of treasury stock has been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the nine months ended September 30, 2024 was $194 million, which resulted primarily from net income of $80 million plus non-cash charges of $147 million, partially offset by the changes in operating assets and liabilities of $33 million.

Cash provided by operating activities totaled $194 million in 2024 compared to $323 million in 2023. The $129 million decrease in cash flow was primarily due to a decrease in net income of $59 million, a decrease in the change in assets and liabilities of $49 million and a decrease in non-cash charges of $21 million.

Net cash used in investing activities for the nine months ended September 30, 2024 was $30 million which included capital expenditures of $43 million, partially offset by proceeds from the sale of equipment of $10 million and $4 million related to the final mile acquisition. Capital expenditures of $43 million related primarily to tractors of $16 million, technology investments of $15 million, warehouse equipment of $7 million and the remainder for other transportation equipment.

Capital expenditures decreased by approximately $62 million in 2024 as compared to 2023. The 2024 decrease was due primarily to decreases in tractor purchases of $33 million, container purchases of $32 million as well as warehouse equipment and leasehold improvements of $2 million each. These decreases were partially offset by increased technology spend of $4 million.

In 2024, we estimate capital expenditures will range from $45 million to $65 million. Expected purchases include replacement tractors, technology projects and warehouse equipment. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in financing activities for the nine months ended September 30, 2024 was $165 million which includes cash used for repayments of long-term debt of $81 million, the purchase of treasury stock of $68 million, dividends paid of $23 million, cash used for stock tendered for payments of withholding taxes of $9 million and finance lease payments of $2 million, partially offset by proceeds from the issuance of debt of $18 million. Debt incurred in 2024 was used to fund the purchase of transportation equipment.

The $42 million increase in cash used in financing activities for 2024 versus 2023 was primarily due to an increase in dividends paid of $23 million, an increase in cash paid for stock related to employee withholding taxes of $1 million and a decrease in proceeds from the issuance of debt of $67 million, partially offset by a decrease in the purchase of treasury stock of $49 million.

As a result of anticipated unfavorable timing differences, primarily related to depreciation and compensation, we expect our cash paid for income taxes in 2024 to exceed our income tax expense.

See Note 6 of the condensed consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2025. Our letters of credit were $1 million as of both September 30, 2024 and December 31, 2023.

As of September 30, 2024, and December 31, 2023, we had no borrowings under the Credit Agreement. Our unused and available borrowings were $349 million as of both September 30, 2024 and December 31, 2023. We were in compliance with our debt covenants as of September 30, 2024 and December 31, 2023.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to our 2023 10-K for a complete discussion regarding our critical accounting policies and estimates. As of September 30, 2024, there were no material changes to our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of September 30, 2024 from that presented in our 2023 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of September 30, 2024, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 20, 2023, we completed the acquisition of Forward Air Final Mile. We are currently integrating processes, employees, technologies and operations. Management will continue to evaluate our internal controls over financial reporting as we complete our integration.

PART II. Other Information

Item 1. Legal Proceedings

For information regarding legal proceedings, see Note 7 “Legal Matters” to the Condensed Consolidated Financial Statements included in Part I, Item 1. “Financial Statements.”

Item 1A. Risk Factors

Investing in shares of our stock involves certain risks, including those identified and described in Part I, Item 1A of our 2023 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, our business and stock price can be materially and adversely affected. There have been no material changes to our risk factors since the 2023 Form 10-K.

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

During the three months ended September 30, 2024, we purchased 824,149 shares for approximately $35 million under the 2023 Program. During the nine months ended September 30, 2024, we purchased 1,591,952 shares for approximately $68 million under the 2023 Program.

During the three months ended September 30, 2024, we purchased 8,655 shares for approximately $0.4 million related to withholding upon vesting of restricted stock. During the nine months ended September 30, 2024, we purchased 198,959 shares for approximately $9.1 million related to withholding upon vesting of restricted stock.

The table below includes information on a monthly basis regarding shares purchased under the 2023 Program and the number of shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the quarter ended September 30, 2024. Shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock do not reduce the repurchase authority under the 2023 Program.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Program
	Purchased	Per Share	Announced Plan	(in 000’s)
July 2024	62,204	$41.89	59,621	$188,182
August 2024	766,084	$42.95	764,528	$155,348
September 2024	4,516	$47.08	-	$155,348
Total	832,804	$42.89	824,149	$155,348

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during our fiscal quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

HUB GROUP, INC.

DATE:	November 1, 2024	/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Brent M. Rhodes
Brent M. Rhodes
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)