Form 10-K
period 2024-12-31
Hub Group, Inc.
filed 2025-02-25
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024 or

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

The aggregate market value of the Registrant’s voting stock held by non-affiliates on June 30, 2024, based upon the last reported sale price on that date on the NASDAQ Global Select Market of $43.05 per share, was $2,589,081,372.

On February 18, 2025, the Registrant had 60,927,849 outstanding shares of Class A Common Stock, par value $.01 per share, and 574,903 outstanding shares of Class B Common Stock, par value $.01 per share.

Documents Incorporated by Reference

The Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2025 (the “Proxy Statement”) is incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

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

Item 1. BUSINESS

General

Hub Group, Inc. (the “Company”, “Hub”, “we”, “us” or “our”) is a leading supply chain solutions provider that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our mission is to continuously elevate each customer’s business to drive long term success. Our vision is to build the industry’s premier supply chain solution. Our service offerings include a full range of freight transportation and logistics services, some of which are provided using assets we own and operate, and some of which are provided by third parties with whom we contract. We have two reportable segments: Intermodal and Transportation Solutions (“ITS”) and Logistics which are based primarily on the services each segment provides. Our ITS segment includes our intermodal and dedicated trucking. Our Logistics segment includes full outsource logistics solutions, transportation management services, consolidation and fulfillment services and final mile delivery services. Logistics also includes our brokerage business which provides third-party truckload, less-than-truckload (“LTL”), flatbed and temperature-controlled needs.

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

Our business is seasonal to the extent that certain customer groups and their shipping demand, such as retail, are seasonal. A significant portion of our revenue and earnings is related to the provision of services to customers who serve consumer end markets in North America. As such, our business generally experiences a higher level of demand during the time leading up to the December holidays, as our customers seek to build their inventories by moving their goods into distribution centers (both their own, as well as locations that we operate) and retail store locations in the second half of the calendar year.

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

Our service offering facilitates our customers’ desires for energy-efficient transportation and logistics solutions and assists in meeting their objectives to reduce their environmental footprint. Our intermodal service is significantly more fuel efficient as compared to trucking transportation, and we continually seek opportunities to convert our customers’ transportation needs from trucking to intermodal. In addition, our logistics offering includes shipment consolidation and network optimization services that seek to maximize the amount of freight carried per mile which reduces fuel consumption. One of the objectives of our investment strategy is to replace older model tractors with newer, more energy-efficient equipment. Our GPS-enabled container fleet allows for our truck drivers and third-party carriers to efficiently locate our containers without driving wasted miles. We are an Environmental Protection Agency (EPA) SmartWay® Transport Partner, having been awarded the EPA’s SmartWay® Excellence Award nine times since its inception. Our headquarter buildings in Oak Brook, IL are certified as “Gold” by the Leadership in Energy and Environmental Design (LEED®) organization. Please see the Investors section of our website (investors.hubgroup.com) for additional information on our environmental, social and governance attributes.

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

Development of the Business

We have been a leader in the intermodal industry since our business was founded in 1971. Today we generate approximately $4 billion in annual revenue, having grown through the addition of new customers, through cross-selling our services to our customer base, by investing in equipment such as containers and tractors, by developing new service offerings, and through the acquisitions of new business lines.

We regularly evaluate acquisitions as a component of our strategy to enhance our core business lines and diversify our service offerings. Our recent strategic transactions include the following:

EASO Transaction. On October 23, 2024, we entered into an investment agreement with Corporación Interamericana de Logística, S.A. de C.V. and certain associated entities (commonly known as “EASO”), a family-led, intermodal and trucking logistics provider headquartered in Mexico City to acquire a controlling interest in EASO. EASO specializes in intermodal, dedicated trucking, truckload and freight brokerage services. Through a network of terminals across Mexico, EASO serves the entire Mexican domestic market and main logistics hubs in the U.S. using its intermodal cross-border network. The financial results of EASO, since the date of acquisition, are included in our ITS segment.

Forward Air Final Mile Acquisition. On December 20, 2023, we acquired 100% of the equity interests of Forward Air Final Mile (“FAFM”). FAFM provides residential last mile delivery services and installation of big and bulky goods, with a focus on appliances, throughout the United States. The financial results of FAFM, since the date of acquisition, are included in our Logistics segment.

TAGG Acquisition. On August 22, 2022, we acquired 100% of the equity interests of TAGG Logistics, LLC (“TAGG”). The acquisition expanded our presence in the consolidation and fulfillment space and added a complementary e-commerce offering to serve our customers' multimodal transportation and logistics needs. The acquisition added scale to our logistics service line and has enabled cross-selling opportunities. The financial results of TAGG, since the date of acquisition, are included in our Logistics segment.

Services Provided

We have two reportable segments: Intermodal and Transportation Solutions (“ITS”) and Logistics which are based primarily on the services each segment provides.

Intermodal and transportation solutions. Our ITS segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. Our service offering is well positioned to assist our customers in reducing their transportation spend and achieving their carbon emissions objectives. As an intermodal provider, we arrange for the movement of our customers’ freight in one of our containers, typically over long distances of 750 miles or more. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Local pickup and delivery services (referred to as “drayage”) between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our predictive track and trace technology monitors the shipment to ensure that it arrives as scheduled and provides notification to our customer service personnel if there are service delays. As of December 31, 2024, we owned approximately 50,000 dry, 53-foot containers and 900 refrigerated 53-foot containers.

As of December 31, 2024, our trucking transportation operation consisted of approximately 2,300 tractors, 3,200 employee drivers and 4,700 trailers. We also contract for services with approximately 500 independent owner-operators who supply their own equipment and operate under our regulatory authority. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

During 2024, approximately 73% of our drayage needs were provided by our own fleet, which includes our drivers and tractors and owner operators with whom we contracted operating under our motor carrier authority. As of December 31, 2024, we operated trucking terminals at 32 locations throughout the United States and Mexico, with locations in many large metropolitan areas.

Logistics. Our Logistics segment offers a wide range of non-asset-based services including transportation management, freight brokerage services, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, cross-docking, consolidation & fulfillment services and final mile delivery. Logistics includes our brokerage business which consists of a full range of trucking transportation services, including dry van, expedited, less-than-truckload (“LTL”), refrigerated and flatbed, all of which is provided by third-party carriers with whom we contract. We leverage proprietary technology along with collaborative relationships with third-party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our ITS segment. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. Our final mile delivery offering provides residential final mile delivery and installation of appliances and big and bulky goods. Final mile operates through a network of independent service providers in company, customer and third-party facilities throughout the continental United States. Our business operates or has access to approximately 7 million square feet of warehousing and cross-dock space across North America, to which our customers ship their goods to be stored and distributed to destinations including residences, retail stores and other commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

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

Approximately 73% of our drayage services are provided by our fleet. We contract with approximately 500 owner-operators who supply their own equipment and operate under our regulatory authority. We also procure drayage services from third parties, and we believe we are one of the largest purchasers of drayage transportation in the United States.

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

We have relationships with several national and local operators of warehouses and cross-dock facilities who provide a range of services to us including storage, product handling and related activities. We also operate our own warehouse locations which are leased from third-party landlords. Our final mile operation contracts with nearly 540 vendors across the United States who provide warehousing and delivery services.

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

Government Regulations

We and several of our subsidiaries are licensed by the United States Department of Transportation (“DOT”) as brokers in arranging for the transportation of general commodities by motor vehicle. To the extent that we perform truck brokerage services, we do so under these licenses. The DOT prescribes qualifications for acting in this capacity. Our trucking subsidiaries operate under DOT motor carrier authority. We are licensed by the United States Federal Maritime Commissions (“FMC”) as an Ocean Transportation Intermediary authorized to provide ocean freight forwarding and non-vessel operating common carrier services, which are regulated by the FMC. Our business is also subject to requirements published by the United States Food and Drug Administration under the Food Safety Modernization Act regarding the use of sanitary transportation practices to ensure the safety of food transported by motor vehicle and rail. To date, compliance with these regulations and licensing requirements has not had a material adverse effect on our capital expenditures, earnings or competitive position. EASO is also subject to transportation regulations in Mexico.

There are federal, state, local and international laws and regulations concerning environmental matters and employee health and safety that apply to our operations. We are also subject to various federal, state, local and international laws and government regulations related to employment in the jurisdictions where we conduct business. Complying with these and other laws and regulations has not had a materially adverse effect on our business.

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

Human Capital

We conduct business with and provide services to customers through a combination of office employees, driver employees and warehouse employees. We also contract with independent contractors and with staffing firms who provide personnel who provide their services in our warehouse operations. As of December 31, 2024, we had approximately 6,500 employees, which included approximately 3,200 drivers and 900 warehouse employees. In addition, as of December 31, 2024, we contracted with approximately 500 independent contractor drivers and had approximately 750 contractors working in our warehouse locations. We are not a party to any collective bargaining agreements and consider our relationship with our employees to be satisfactory.

Our success depends in part on our ability to attract and retain skilled staff members, drivers and warehouse employees. Our executive management team receives regular updates regarding headcount changes, turnover rates, hiring rates, manager training and employee satisfaction. We invest in the development of our employees through our Hub University learning management system, which provides access to a variety of e-learning courses and modules to further develop job skills, increase knowledge of our business, and promote adherence to safety and compliance procedures. We seek to offer a competitive compensation package, which may include incentive compensation elements, as well as an attractive package of employee benefits. We are committed to employee engagement and an inclusive culture that values and respects every employee.

We strive to create a culture of accountability, safety and teamwork. We set annual performance goals for our operations teams relative to accidents and injuries and track performance monthly to ensure accountability. Further, we provide company-wide recognition on a monthly basis for employees who are nominated for performance that demonstrates our guiding principles of winning together, innovating with purpose and acting with integrity.

Information About Our Executive Officers

There exists no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected.

The table sets forth certain information as of February 1, 2025 with respect to each person who is an executive officer of our Company.

Name	Age	Position
David P. Yeager	71	Executive Chairman of the Board of Directors
Phillip D. Yeager	37	Vice Chairman of the Board of Directors, President and Chief Executive Officer
Brian H. Meents	40	Executive Vice President and Chief Operating Officer
Kevin W. Beth	50	Executive Vice President, Chief Financial Officer and Treasurer
Dhruv Bansal	49	Executive Vice President and Chief Information Officer
Thomas P. LaFrance	63	Executive Vice President, Chief Legal and Human Resource Officer and Corporate Secretary
Brent M. Rhodes	35	Executive Vice President and Chief Accounting Officer

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

Phillip D. Yeager became our President and Chief Executive Officer on January 1, 2023 and was appointed Vice Chairman of the Board of Directors in February 2024. Previously Mr. Yeager served as President and Chief Operating Officer since July 2019, and as Chief Commercial Officer overseeing Intermodal and Truck Brokerage operations as well as sales, pricing, solutions and account management since January 2018. Mr. Yeager formerly held the role of Executive Vice President, Account Management and Intermodal Operations since January 2016 after serving as Vice President of Account Management and Business Development from February 2014 to January 2016. Mr. Yeager joined Hub Group in 2011 as the Director of Strategy and Acquisitions. Prior to joining Hub, Mr. Yeager served as Assistant Vice President of Commercial Banking at BMO Harris Bank, and as an investment banking analyst for Lazard Freres & Co. Mr. Yeager earned his Bachelor of Arts degree from Trinity College and a Master of Business Administration degree from the University of Chicago Booth School of Business. Mr. Yeager is the son of David P. Yeager.

Brian Meents became our Executive Vice President and Chief Operating Officer in November 2024, after previously holding the role of Executive Vice President, Chief Marketing Officer and President of Intermodal and Transportation Solutions since February 2024 and Executive Vice President, Chief Marketing Officer since 2023. Mr. Meents is responsible for our intermodal, managed transportation, and consolidation and fulfillment service lines, as well as pricing, analytics, continuous improvement, customer success and account management. Mr. Meents joined Hub Group in 2009 and held roles with increasing responsibility in business development, as Vice President of Account Management, where he focused on the development of client relationships, account strategy and innovation, and as Executive Vice President of Account Management, Sales, and Marketing. In addition to his responsibilities at Hub Group, Mr. Meents serves on the board of the University of Denver’s Transportation and Supply Chain Institute. Mr. Meents received his bachelor’s degree from North Central College and an Executive Master’s degree in Transportation from the University of Denver.

Kevin W. Beth was named Executive Vice President, Chief Financial Officer and Treasurer on January 1, 2024 with responsibility over the organization’s financial activities, acquisitions, investor relations and banking relationships. Prior to this role, Mr. Beth served as Executive Vice President and Chief Accounting Officer since July 2020 where he transformed Hub’s financial systems and was instrumental in leading the accounting organization through the integration of acquisitions, divestitures and the implementation of new accounting standards. Mr. Beth joined Hub Group in October 2003 as Corporate Controller and served as Controller and Assistant Treasurer beginning in March 2007. Mr. Beth is a Certified Public Accountant and held various auditing and corporate accounting positions prior to joining Hub Group. Mr. Beth received a Bachelor of Science degree in Accounting from the University of Illinois at Urbana-Champaign.

Dhruv Bansal was named Executive Vice President and Chief Information Officer in March 2022. Previously, Mr. Bansal served as Senior Vice President of Application Development and was responsible for the development, configuration, and delivery of Hub’s software as well as the product development strategy, architecture, and technical solutions. Mr. Bansal has spent over 20 years in engineering and product development roles. Before joining Hub Group in 2020, Mr. Bansal served as Vice President Transport IT Solutions for XPO Logistics, Inc. where he led IT for multiple North American transportation business units and was Vice President, Product Development at E2Open, a developer of a SaaS-based supply-chain management platform. Mr. Bansal earned a Master of Business Administration degree from the Indian Institute of Management in Ahmedabad, India and a Bachelor’s degree in Engineering from V.J.T.I. in Bombay, India.

Thomas P. LaFrance became our Executive Vice President, Chief Legal and Human Resources Officer and Corporate Secretary in February 2024 after joining Hub Group as Executive Vice President, General Counsel and Corporate Secretary in August 2021. In this role, Mr. LaFrance leads our legal, claims and compliance, and human resource efforts. Mr. LaFrance has over 30 years of global legal experience in multiple sectors, including having served as general counsel of General Electric Company's transportation and security technology divisions, as well as senior legal roles at Wabtec Corporation, National Grid plc and United Technologies Corporation. Earlier in his career, Mr. LaFrance was a partner at the law firm Goodwin Proctor. Mr. LaFrance graduated with a Bachelor of Arts degree in Economics from Boston College and received his J.D. from Georgetown University Law Center.

Brent Rhodes joined Hub Group as Executive Vice President and Chief Accounting Officer in 2024. Prior to joining Hub Group, Mr. Rhodes served as Chief Accounting Officer of ATI Physical Therapy, including through the period when ATI became a publicly traded company. Prior to ATI, Mr. Rhodes held various positions in the Audit and Transaction Services groups of Deloitte & Touche LLP since 2012. Mr. Rhodes is a Certified Public Accountant and received his Master’s and Bachelor’s degrees in Accountancy from the University of Illinois at Urbana-Champaign.

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

We derived 57% of our revenue from our Intermodal and Transportation Solutions in 2024, 59% in 2023 and 62% in 2022. As a result, any decrease in demand for intermodal transportation services could have a material adverse effect on our results of operations.

Our 10 largest customers accounted for approximately 44% of our total revenue in 2024, 42% in 2023 and 43% in 2022. In each of the years ended December 31, 2024, 2023 and 2022, one customer accounted for more than 10% of our annual revenue in both segments. While our dedicated and logistics businesses may involve long-term customer contracts, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our largest customers could have a material adverse effect on our revenue and business. While we continue to focus our efforts on diversifying our customer base, we may not be successful in doing so.

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

Our primary business is to transport, and arrange for the transport of, goods and, as a result, our business levels are directly tied to the purchase and production of goods and the rate of growth or decline in domestic and global trade, which are key macroeconomic measurements influenced by, among other things, inflation and deflation, supply chain disruptions, tariffs, interest rates and currency exchange rates, labor costs and unemployment levels, regulatory initiatives and other government activity, fuel and energy prices, public health crises, inventory levels, buying patterns and disposable income, debt levels, and credit and capital availability. When companies purchase and produce fewer goods, we transport and arrange for the transport of fewer goods. Any broad decline in the activity of our customers could result in a decline in our revenue and our ability to maintain our profitability unless we are able to continue growing our business and replace such declining customer demand with new customers and demand.

In general, while we endeavor to prepare for changes in macroeconomic conditions, we have limited ability to foresee macroeconomic changes, including the drivers influencing such changes. Nonetheless, we believe certain trends will likely affect the economy, and by extension our business, in the near and long term. Among these are, uncertainty and instability in the global or domestic economy, geopolitical events, and any other action that governments may take to withdraw from or materially modify international trade arrangements or decrease economic production, consumption and inflation. Significant weather events or patterns, which may become more frequent or common as a result of climate-change, could also affect market conditions in ways that we cannot foresee and impact the volume or health of our customers’ business or our suppliers’ ability to provide us with goods or services. The United States government and foreign governments may take other actions that may impact the purchase and production of goods, including changes to certain trade agreements and imposing tariffs, quotas, or other regulations on certain goods shipped by our customers, that may increase costs for goods transported globally and reduce end-user demand for these products. Demand for, or production of, goods could also decline due to capital constraints, increased interest rates, and non-trade related regulatory actions such as regulations to address climate change.

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

We also rely on the timely and free flow of goods through open and operational international shipping lanes and ports. Disruptions of these shipping lanes, such as ongoing geopolitical issues impacting the Panama Canal and the Suez Canal, could create significant risks for our business or provide opportunities with changes to shipping patterns.

Our business could be adversely affected by strikes or work stoppages by truck drivers, warehouse employees, port employees and railroad employees, or the decision of our employees to unionize.

There may be labor unrest, including strikes and work stoppages, among workers at various transportation providers and in industries affecting the transportation industry, such as warehousing and ports. We could lose business due to any significant work stoppage or slowdown and, if labor unrest results in increased rates for transportation providers, we may not be able to pass these cost increases on to our customers. Strikes, work slowdowns, or labor shortages among longshoremen and other workers at ports may result in reduced activity at the ports for a time, creating an impact on the transportation industry. Work stoppages occurring among owner-operators in a specific market have increased our operating costs periodically in the past. Strikes, work slowdowns, or labor shortages among railroad employees in either the United States, Canada or Mexico would impact our operations. Any significant work stoppage, slowdown or other disruption, including disruption due to restrictions imposed as a result of a pandemic, involving port employees, railroad employees, warehouse employees or truck drivers could adversely affect our business and results of operations.

Currently, none of our employees are represented by a collective bargaining agreement in the United States. If in the future our employees decide to unionize, this would increase our operating costs and force us to alter the way we operate causing an adverse effect on our operating results.

Relatively small increases in our transportation and warehouse costs, including fuel, that we are unable to pass through to our customers are likely to have a significant adverse effect on our operating income.

Purchased transportation and warehousing costs represented 74% of our consolidated revenue in 2024, 75% in 2023 and 76% in 2022. Because transportation and warehouse costs represent such a significant portion of our costs, any increases in the operating costs of railroads, warehouse vendors, and other transportation providers can be expected to result in higher rates that we pay to such providers. Transportation costs may increase if we are unable to contract with owner-operators or recruit Company employee drivers as this may increase the costs we pay for drivers or force us to use more expensive purchased transportation. Any inability to pass cost increases to our customers is likely to have a significant adverse effect on our gross margin and operating income and cash flows.

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

Our operations are affected by external factors such as severe weather and other natural occurrences, which may increase in frequency and severity due to climate change, that adversely impacts operating locations where we have vehicles, warehouses and other facilities. These events may disrupt fuel supplies, increase fuel costs, affect the performance of our vehicles, disrupt freight shipments or routes, restrict the availability of our workforce, affect regional economies, destroy our assets, interrupt our business, adversely affect the business or financial condition of our customers, or limit or interrupt the availability of goods or services from our suppliers. While we have been able to avoid or mitigate the impact of these events by, for example, re-routing our equipment or passing on increased costs associated with these events, we may not be able to do so in the future. Insurance to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. Such insurance may not be sufficient to cover all of our damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of service, we may not be able to mitigate a significant interruption in operations.

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

We are partially self-insured for vehicle liability and workers’ compensation claims. Our self-insurance accruals are based on actuarially estimated, undiscounted cost of claims, which includes claims incurred but not reported. While we believe that our estimation processes are well designed and comply with generally accepted accounting principles and other accounting and finance best practices, any projection of losses concerning workers’ compensation and vehicle liability is subject to a considerable degree of variability. The causes of this variability include litigation trends, changes in medical costs, claim settlement patterns and fluctuations in the frequency or severity of accidents. If actual losses incurred are greater than those anticipated, our self-insurance reserves may be insufficient and additional costs could be recorded in our consolidated financial statements. If we suffer a substantial loss in excess of our self-insured limits, the loss and attendant expenses may be covered by traditional insurance and excess insurance we have in place, but if not covered or above such coverages, losses could harm our business, financial condition or results of operations.

We also are exposed to various other types of claims, including cargo loss and damage, property damage, and personal injury. We maintain insurance coverage with third-party insurance carriers for these types of claims as well as for other business and operational risks (including cybersecurity, data privacy, crime, and directors and officers), but we assume a significant portion of the risk associated with these claims due to high self-insured retention (“SIR”) and deductibles. Our operating results could be adversely affected if any of the following were to occur: (i) the number or the severity of claims increases, including from increased cargo theft; (ii) we are required to accrue or pay additional amounts because claims prove to be more severe than our original assessment; or (iii) claims exceed our coverage amounts. If the number or severity of claims increases, our operating results could also be adversely affected if the cost to renew our insurance was increased when our current coverage expires. If these expenses increase, and we are unable to offset the increase with higher rates to our customers, our earnings could be materially and adversely affected. In addition, insurance companies generally require us to collateralize our SIR or deductible levels. At December 31, 2024, we had insurance-related surety bonds totaling $46.9 million and letters of credit totaling $0.4 million. If these collateralization requirements increase, our borrowing capacity could be adversely affected.

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

Our information technology systems are subject to cyber and other risks, some of which are beyond our control. A security breach, failure or disruption of these services could have a material adverse effect on our business, results of operations and financial position.

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

There is substantial competition for qualified personnel in the transportation and logistics services industry. The loss of any member of our management team, or other key persons, or the inability to hire key persons, could have an adverse effect on us. We do not have written employment agreements with any of our executive officers and do not maintain key person insurance on any of our executive officers, although we do have restrictive covenant agreements with all of them. Many individuals in the industry are subject to non-competition agreements, reducing the immediate availability of some qualified candidates for job openings. We cannot predict the impact of potential future rulemaking at the federal or state level on the recruiting and retention of management and other employees (or our ability to enforce post-termination restrictive covenants). If we lose key members of our senior management team or are unable to effect successful transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

Our growth could be adversely affected if we are not able to pursue our acquisition strategy, to successfully integrate acquired businesses or to achieve the anticipated benefit from acquired companies.

We cannot guarantee that we will be able to execute acquisitions on commercially acceptable terms. Furthermore, the failure to successfully integrate an acquired business, including implementing financial controls and measures, successfully managing any minority shareholders or achieving cross-selling objectives, could significantly impact our financial results. Although we believe we have adequate liquidity and capital resources to fund our operations internally, our inability to access the capital markets on favorable terms, or at all, to obtain adequate financing could adversely affect our ability to pursue growth through acquisitions. Financial results most likely to be negatively affected include revenue, gross margin, salaries and benefits, general and administrative expenses, depreciation and amortization, interest expense, net income and our debt level.

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

We do business with many independent contractors, such as owner operators, contract carriers and warehouse staff, consistent with longstanding industry practices. Legislative, judicial, and regulatory (including tax) authorities have taken actions and rendered decisions that could affect independent contractor classifications. Class action and individual lawsuits have been filed against us and others in our industry, challenging independent contractor classifications. If contingent workers, including independent contractors and temporary workers used for our trucking, warehousing, consolidation and fulfillment services or final mile delivery business, are determined to be employees, or the Company a joint employer, then we may incur legal liabilities associated with that determination, such as liability for unpaid wages, overtime, employee health insurance and taxes. If we were to change how we treat contingent workers or reclassify them as employees, then we would likely incur expenses associated with that reclassification, could incur additional ongoing expenses and face the loss of those contingent workers who choose not to become employees. The costs associated with these matters could have a material adverse effect on results of operations and our financial position.

We operate in a highly regulated industry, and changes in existing regulations or costs of compliance with, or liability for violation of, existing or future regulations or antiterrorism measures could have a material adverse effect on our business.

We and various subsidiaries are regulated by the DOT as motor carriers or freight brokers. The DOT prescribes qualifications for acting in these capacities, including surety bond requirements. The transportation industry is subject to DOT regulations regarding, among other things, driver breaks and “restart” rules that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and cost of providing, transportation services. The Federal Motor Carrier Safety Administration (“FMCSA”), under the DOT, also manages a compliance and enforcement initiative partnering with state agencies designed to monitor and improve commercial vehicle motor safety. We are audited periodically by the DOT to ensure that we are in compliance with various safety, hours-of-service, and other rules and regulations. If we were found to be out of compliance, the DOT could levy fines and restrict or otherwise impact our operations. We may also become subject to new or more restrictive regulations relating to carbon emissions under climate change legislation or limits on vehicle weight and size. EASO is also subject to transportation regulations in Mexico. Future laws and regulations may be more stringent and require changes in operating practices, influence the demand for transportation services or increase the cost of providing transportation and logistics services, any of which could materially adversely affect our business and results of operations.

We are subject to a wide variety of U.S. federal, state and local laws, non-U.S. laws, regulations and government policies, including in the areas of labor and employment (including immigration), privacy, cybersecurity, securities, anti-corruption, competition and trade, that may change in significant ways. We are not able to accurately predict how new governmental laws and regulations, or changes to existing laws and regulations, will affect the transportation and logistics industry generally, or us in particular. We are also unable to predict how political changes will affect government regulation of the transportation industry. If we incur higher costs as a result of any new regulations and are unable to pass along such costs to our customers, our business may be adversely affected.

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

We are also subject to certain federal and state environmental laws and regulations, including those of the U.S. Environmental Protection Agency (“EPA”) and the California Air Resources Board (“CARB”). We may become subject to enforcement actions, new or more restrictive regulations, or differing interpretations of existing regulations, which may increase the cost of providing transportation services or adversely affect our results of operations. In addition to EPA and state agency regulations on exhaust emissions with which we must comply, there is an increased legislative and regulatory focus on climate change, greenhouse gas (“GHG”) emissions and the impact of climate change that enhances the possibility of increased regulation of GHG emissions and potentially exposes us to significant new capital or operating expenditures, taxes, fees and other costs. Additionally, the State of California previously passed legislation regarding the disclosure of Scope 1, 2 and 3 GHG emissions. Compliance with these regulations could add material costs to our business, including securities and other potential litigation costs arising from our reporting of our GHG emissions, and could increase customer focus on our GHG direct and indirect emissions, which may affect the market for transportation and logistics services in ways that we cannot foresee. Such regulations, together with increased investor and stakeholder interest in climate change and other environmental topics may result in new regulations or customer, supplier or market requirements that could adversely impact our business, or certain stockholders may reduce their holdings of our stock. Limitations on the emission of GHGs, other environmental legislation, or customer GHG requirements could also have an adverse impact on our financial condition, results of operations and liquidity.

We are subject to the risks of litigation and governmental inquiries, which could have a material adverse effect on our business.

The nature of our business exposes us to a variety of litigation risks related to a number of issues, including accidents involving our trucks and employees, federal and state labor, employment and immigration laws, securities laws, environmental liability, privacy and other matters. Accordingly, we are, and in the future may be, subject to legal proceedings and claims that have arisen in the ordinary course of our business, including class and collective allegations. We are also subject to potential governmental proceedings, inquiries, and claims. The parties in such actions may seek amounts from us that may not be covered in whole or in part by insurance. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts. This trend has and could continue to adversely affect our ability to obtain suitable insurance coverage and significantly increase our cost for obtaining such coverage, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our business may be affected by uncertainty or changes in United States or global social, political or regulatory conditions.

We arrange for the movement of freight, a portion of which originates from other countries, including China, into and out of the United States, Mexico and Canada, and we import 53-foot intermodal containers manufactured in China. Adverse developments in laws, policies or practices in the United States and internationally can negatively impact our business and the business of our customers. Recent legislative initiatives, including the Inflation Reduction Act of 2022 and the CHIPs and Science Act of 2022, have included provisions designed to reduce dependence on goods from China and restrict the transfer of certain intellectual property to China. Some importers are considering changes in their supply chain that may include shifting manufacturing capacity to North America or an increase in the importation of goods that are manufactured offshore through ports other than ports on the West Coast of the United States. These initiatives, and future potential initiatives, may result in changes to demand for our services including the potential for less demand for longer haul routes including intermodal services which could materially affect our business, financial conditions and results of operations. Negative domestic and international global trade conditions as a result of social, political or regulatory changes or perceptions (such as those that might be associated with tariffs or an increased focus on production in the United States), could reduce demand for our intermodal services and materially affect our business, financial conditions and results of operations. We provide services both domestically and to a lesser extent outside of the United States (including EASO in Mexico), which subjects our business to various additional risks, including:

•
uncertainty regarding and changes in tariffs, trade restrictions, trade agreements and taxes;
•
varying tax regimes, including consequences from changes in applicable tax laws and tax incentives;
•
difficulties in managing or overseeing foreign operations;
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

We are subject to certain risks arising from doing business in Mexico.

We have growing operations in Mexico through our 51% ownership in EASO, which subjects us to general international business risks, including:

•
foreign currency fluctuation;
•
changes in Mexico's economic strength;
•
disruptions related to port of entry restrictions;
•
difficulties in enforcing contractual obligations and intellectual property rights;
•
burdens of complying with a wide variety of international and US export, import, business procurement, transparency, and corruption laws, including the US Foreign Corrupt Practices Act;
•
changes in trade agreements and US-Mexico relations;
•
uncertainty regarding and changes in tariffs, trade restrictions and taxes;
•
security risks, including theft or vandalism of our revenue equipment and our customers' cargo; and
•
social, political, and economic instability.

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

We have registered various trademarks and designs in the United States, Mexico and Canada. These marks play a major role in our business as they strengthen our brand recognition while helping accomplish our marketing strategy. Some of our intellectual property rights related to trademarks, trade secrets, domain names, copyrights, or other intellectual property could be challenged or invalidated or misappropriated or infringed upon, by third parties. Our continued efforts to obtain, enforce, protect and defend our intellectual property against a third-party infringement claim may be ineffective and could result in substantial costs which could adversely impact our corporate reputation, business, results of operations, and financial conditions.

Damage to our reputation through unfavorable publicity or the actions of our employees, certain suppliers or independent contractors could adversely affect our financial condition.

Our success depends on our ability to consistently deliver operational excellence and strong customer service. Our inability to deliver our services and solutions as promised on a consistent basis, or our customers having a negative experience or otherwise becoming dissatisfied, can negatively impact our relationships with new or existing customers and adversely affect our brand and reputation, which could, in turn, adversely affect revenue and earnings growth. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, suppliers or others with whom we do business, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, TikTok, Instagram, LinkedIn and X (formerly Twitter), adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. This unfavorable publicity could also require us to allocate significant resources to rebuild our reputation.

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
•
changes in industry research analysts’ recommendations or projections;
•
failure to meet analysts’ and our Company's projections;
•
general political, social, economic and capital market conditions;
•
announcements of developments related to our business or the business of our key customers or vendors;
•
operating and stock performance of other companies deemed to be peers;
•
actions by government regulators;
•
news reports of trends, concerns and other issues related to us or our industry, including changes in regulations; and
•
geopolitical conditions such as acts or threats of terrorism, military conflicts, and the effects of pandemics.

Our Class A Common Stock price may fluctuate significantly in the future, and these fluctuations may be related to our performance. We also cannot predict the effect our dual-class structure may have on the market prices of our Class A Common Stock. General market price declines or market volatility in the future could adversely affect the price of our Class A Common Stock, and the current market price of our Class A Common Stock may not be indicative of future market prices.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We operate in the transportation and logistics sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition and results of operations. We have implemented a risk-based approach aligned with industry standards to identify and assess the cybersecurity threats that could affect our business and information systems. We conduct periodic risk assessments to identify the potential impact and likelihood of various cyber scenarios, including those involving third-party service providers, and to determine the appropriate mitigation strategies and controls. We use various tools and methodologies to manage cybersecurity risk, including implementation of a business continuity process that includes a comprehensive Incident Response Protocol that is tested on a regular cadence and an information security training and awareness program. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

Our business depends on the availability, reliability, and security of our information systems, networks, data and intellectual property. Any disruption, compromise or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development and competitive position. They might also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships or loss of market share. In the last three years prior to filing of this Form 10-K, we have not experienced any significant information security breach.

Our Board of Directors (the “Board”) has direct oversight of cybersecurity risks and strategy and receives quarterly updates from our Chief Information Officer (CIO). The Board has also delegated to our Audit Committee responsibilities related to cybersecurity and other risks of our Company. Our CIO has spent over 20 years in engineering and product development roles and our VP of Information Security and Operations has spent over 25 years in infrastructure and cybersecurity roles including in the finance and insurance industries. Additionally, one of the independent directors on our Board and a member of our Audit Committee has significant experience leading technology and information systems at some of the country’s leading healthcare organizations and adds to our Board substantial expertise and knowledge in information technology, privacy, data governance and cybersecurity. A cross-functional incident response team, which includes members of our management team, determines the apparent severity of reported potential incidents and operationalizes the cybersecurity incident response protocol.

Item 2. PROPERTIES

As of December 31, 2024, we directly, or indirectly through our subsidiaries, operated 101 offices, terminals and warehouses throughout the United States, Canada and Mexico, including our headquarters in Oak Brook, Illinois. All of our facilities are leased except for our headquarters. Most office, terminal and warehouse leases have initial terms of more than one year and many include options to renew. While some of our leases expire in the near term, we do not believe that we will have difficulty in renewing them or in finding alternative office, warehouse or terminal space. We believe that our offices, warehouses and terminals are adequate for the purposes for which they are currently used.

Item 3. LEGAL PROCEEDINGS

We are a party to litigation in the ordinary course of our business, including at various times, claims for personal injury or property damage, bankruptcy preference claims, employment-related claims, including putative class actions, commercial and intellectual property disputes, and claims regarding freight lost or damaged in transit, improperly shipped or improperly billed. Some of the lawsuits to which we are a party are covered by insurance. For a further discussion of litigation involving us, see Note 15 to the consolidated financial statements under “Legal Matters,” which discussion and note are incorporated herein by reference.

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

On February 18, 2025, there were approximately 398 stockholders of record of the Class A Common Stock and in addition, there were an estimated 45,944 beneficial owners of the Class A Common Stock whose shares were held by brokers and other fiduciary institutions. On February 18, 2025, there were 10 holders of record of our Class B Common Stock.

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

We purchased 39,364 shares of Class A Common Stock for $1.7 million related to employee withholding upon vesting of restricted stock in the fourth quarter of 2024 and 56,564 shares for $2.1 million in the fourth quarter of 2023.

The table below includes information on a monthly basis regarding the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the fourth quarter of 2024. These shares do not reduce the repurchase authority under the 2023 Program. We made no purchases under the 2023 Program in the fourth quarter of 2024. The table below also includes information on a monthly basis regarding the number of shares purchased under the 2023 Program.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Plan
	Purchased	Per Share	Announced Plan	(in 000’s)
10/1/2024 - 10/31/2024	35,419	$43.04	-	$155,348
11/1/2024 - 11/30/2024	3,209	$48.37	-	$155,348
12/1/2024 - 12/31/2024	736	$51.64	-	$155,348
Total	39,364	$43.64	-	$155,348

Quarterly Cash Dividend

The Board declared quarterly cash dividends throughout 2024 as follows:

•
On February 22, 2024, the Board declared a quarterly cash dividend of $0.125 per share on our Class A and Class B Common Stock. The dividend was paid on March 27, 2024 to stockholders of record as of March 8, 2024.
•
On May 23, 2024, the Board declared a quarterly cash dividend of $0.125 per share on our Class A and Class B Common Stock. The dividend was paid on June 26, 2024 to stockholders of record as of June 7, 2024.
•
On August 27, 2024, the Board declared a quarterly cash dividend of $0.125 per share on our Class A and Class B Common Stock. The dividend was paid on September 25, 2024 to stockholders of record as of September 6, 2024.
•
On November 25, 2024, the Board declared a quarterly cash dividend of $0.125 per share on our Class A and Class B Common Stock. The dividend was paid on December 20, 2024 to stockholders of record as of December 6, 2024.

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

Performance Graph

The following line graph compares our cumulative total stockholder return on our Class A Common Stock since December 31, 2019 with the cumulative total return of the Nasdaq Stock Market Index (NQUSBT) and the Nasdaq Transportation Index (NQUSB27707). These comparisons assume the investment of $100 on December 31, 2019 in each index and in our Class A Common Stock and the reinvestment of dividends.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

We are a leading supply chain solutions provider in North America that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our service offerings include a full range of freight transportation and logistics services, some of which are provided using assets we own and operate, and some of which are provided by third parties with whom we contract. Our services include intermodal, truckload, less-than-truckload, flatbed, temperature-controlled, dedicated and regional trucking. Other services include full outsource logistics solutions, transportation management services, consolidation and fulfillment services, final mile delivery, parcel and international services.

We service a large and diversified customer base in a broad range of industries, including retail, consumer products and durable goods. We believe our strategy to offer multi-modal supply chain management solutions serves to strengthen and deepen our relationships with our customers and allows us to provide a more cost effective and higher service solution.

We concluded we have two reportable segments - Intermodal and Transportation Solutions (“ITS”), and Logistics, which are based primarily on the services each segment provides.

Intermodal and Transportation Solutions. Our ITS segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery as well as high service local and regional trucking transportation using equipment dedicated to their needs. In 2024, approximately 73% of our drayage services was provided by our own fleet. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of December 31, 2024, our trucking transportation operation consisted of approximately 2,300 tractors, 3,200 employee drivers and 4,700 trailers. We also contract for services with approximately 500 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

Logistics. Our Logistics segment offers a wide range of non-asset-based services including transportation management, freight brokerage services, shipment optimization, load consolidation, mode selection, carrier management, load planning and execution, cross-docking, consolidation and fulfillment services and final mile delivery. Logistics includes our brokerage business which consists of a full range of trucking transportation services, including dry van, expedited, less-than-truckload (“LTL”), refrigerated and flatbed, all of which is provided by third-party carriers with whom we contract. We leverage proprietary technology along with collaborative relationships with third-party service providers to deliver cost savings and performance-enhancing supply chain services to our clients. Our transportation management offering also serves as a source of volume for our ITS segment. Many of the customers for these solutions are consumer goods companies who sell into the retail channel. Our final mile delivery offering provides residential final mile delivery and installation of appliances and big and bulky goods. Final mile operates through a network of independent service providers in company, customer and third-party facilities throughout the continental United States. Our business operates or has access to approximately 7 million square feet of warehousing and cross-dock space across North America, to which our customers ship their goods to be stored and distributed to destinations including residences, retail stores and other commercial locations. These services offer our customers shipment visibility, transportation cost savings, high service and compliance with retailers’ increasingly stringent supply chain requirements.

We are focused on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 68% of revenue for fiscal 2024 while one customer accounted for more than 10% of our annual revenue in 2024 in both segments. We use various performance indicators to manage our business. We closely monitor profit levels for our customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service levels are also monitored closely.

Uncertainties and risks to our outlook include inflation, increased healthcare costs, a slowdown in consumer spending (driven by, among other factors, rising inflation, tariffs, increases in interest rates, an economic recession and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, an increase of retailers’ inventory levels, the ability of customers to pay our accounts receivable, a significant increase in transportation supply in the marketplace, aggressive pricing actions by our competitors and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, economic factors such as the impact of potentially increasing tariffs between trading partners, all of which could have a materially negative impact on our revenue, profitability and cash flow in 2025. Exiting of truckload capacity, retail inventory levels declining leading to restocking demand, a return of typical shipping peak season demands and a stronger used tractor market could have a materially positive impact on our revenue, profitability and cash flows in 2025.

Strategic Transactions

On October 23, 2024, we entered into an investment agreement with Corporación Interamericana de Logística, S.A. de C.V. and certain associated entities (commonly known as “EASO”), to acquire a controlling interest in EASO. The estimated fair value of total consideration transferred was approximately $55 million for a 51% equity stake in EASO.

On December 20, 2023, we acquired 100% of the equity interests of Forward Air Final Mile (“FAFM”). Total consideration for the transaction was approximately $257.2 million in cash.

On August 22, 2022, we acquired 100% of the equity interests of TAGG. Total consideration for the transaction was approximately $103.4 million in cash.

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table summarizes our operating revenue by segment (in thousands):

	Years Ended
Operating Revenue	December 31,
	2024	2023
Intermodal and Transportation Solutions	$2,243,440	$2,495,663
Logistics	1,829,450	1,820,856
Inter-segment eliminations	(126,500)	(113,934)
Total operating revenue	$3,946,390	$4,202,585

The following table summarizes our operating income by segment (in thousands):

	Years Ended
Operating Income	December 31,
	2024	2023
Intermodal and Transportation Solutions	$56,952	$107,117
Logistics	83,339	105,114
Total operating income	$140,291	$212,231

Total consolidated operating revenue decreased 6% to $3.9 billion in 2024 from $4.2 billion in 2023.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 10% to $2.2 billion primarily due to a 15% decline in intermodal revenue per load (primarily due to lower prices, lower fuel surcharges, accessorial revenue and mix), partially offset by a 5% increase in intermodal volumes and a 1% growth in dedicated revenues due to customers onboarded in late 2023.

ITS operating income decreased to $57 million, 2.5% of revenue, as compared to $107 million, 4.3% of revenue in the prior year due to lower customer rates in intermodal, lower accessorial income and more normalized bonus expense for employees. These headwinds were partially offset by lower drayage costs and lower equipment costs.

Logistics revenue remained consistent at $1.8 billion primarily driven by lower revenue per load in our brokerage service line, lower volumes in our brokerage business and lower revenue in our managed transportation and consolidation and fulfillment services. This was partially offset by growth in our final mile business due to the FAFM acquisition in late 2023.

Logistics operating income was 4.6% of revenue in 2024 compared to 5.8% in 2023. Lower revenue was partially offset by lower purchased transportation costs and a change of business mix between our lines of business. Operating income was $83 million as compared to $105 million last year driven by lower yields in brokerage and we incurred approximately $13 million of incremental costs related to warehouse consolidation to provide better customer service, our network alignment initiative within consolidation and fulfillment.

The following is a summary of operating results and certain items in the consolidated statements of income as a percentage of revenue (in thousands):

	Years Ended
	December 31,
	2024		2023

Operating revenue	$3,946,390	100.0%	$4,202,585	100.0%

Operating expenses:
Purchased transportation and warehousing	2,930,562	74.2%	3,145,595	74.8%
Salaries and benefits	577,464	14.6%	553,326	13.2%
Depreciation and amortization	141,469	3.6%	143,523	3.4%
Insurance and claims	44,180	1.1%	49,040	1.2%
General and administrative	113,698	2.9%	105,705	2.5%
Gain on sale of assets, net	(1,274)	0.0%	(6,835)	-0.2%
Total operating expenses	3,806,099	96.4%	3,990,354	94.9%

Operating income	$140,291	3.6%	$212,231	5.1%

CONSOLIDATED OPERATING EXPENSES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 7% to $2.9 billion in 2024 from $3.1 billion in 2023. As a percentage of revenue, purchased transportation and warehousing costs decreased to 74.2% in 2024 versus 74.8% in 2023 due to cost control initiatives.

Purchased transportation and warehousing costs declined as compared to prior year due to lower volumes in brokerage, and reductions in third party carrier costs, partially offset by network alignment costs.

Salaries and Benefits

Salaries and benefits increased to $577 million in 2024 from $553 million in 2023. As a percentage of revenue, salaries and benefits increased to 14.6% in 2024 from 13.2% in 2023.

This expense increase was due primarily to the FAFM acquisition on December 20, 2023 and the EASO transaction on October 23, 2024, as well as an increase in incentive compensation expense of $8 million, partially offset by decreases in driver related expenses of $15 million related to lower average driver headcount, lower office compensation expense of $7 million and lower restricted stock expense of $3 million.

Headcount, which includes drivers, warehouse personnel and office employees, was 6,471 as of December 31, 2024, which included 477 employees of EASO. As of December 31, 2023, headcount was 5,956. The increase in headcount was due primarily to the EASO transaction.

Depreciation and Amortization

Depreciation and amortization expense decreased to $141 million in 2024 from $144 million in 2023. This expense decrease was primarily due to decreased container depreciation expense resulting from changes made in the third quarter of 2024 to the estimated useful lives of our containers as well as decreased tractor depreciation expense resulting from a smaller tractor fleet in 2024. These decreases were partially offset by an increase in amortization expense of intangibles related to the FAFM acquisition and the EASO transaction. This expense, as a percentage of revenue, increased to 3.6% in 2024 from 3.4% in 2023. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements. Amortization expense includes trade names, customer relationships, carrier network relationships, independent contractor relationships, developed technology and carrier and independent service provider relationships.

Insurance and Claims

Insurance and claims expense decreased to $44 million in 2024 from $49 million in 2023. This expense decrease was primarily due to less claim expenses related to both auto liability and workers compensation claims in 2024. These expenses, as a percentage of revenue, decreased to 1.1% in 2024 from 1.2% in 2023.

General and Administrative

General and administrative expenses increased to $114 million in 2024 from $106 million in 2023. These expenses, as a percentage of revenue, increased to 2.9% in 2024 from 2.5% in 2023.

This expense increase was primarily due increased expenses from FAFM, which incurred twelve months of expenses in 2024 as compared to less than a month of expenses in 2023, increased expenses from EASO which was acquired in October 2024, as well as increases in rent expense, use tax expense, legal expense and IT service expense. These increases were partially offset by the non-recurrence of an impairment of a right-of-use asset and a decrease in bad debt expense.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $1 million in 2024 from $7 million in 2023. This decrease resulted from both less units sold and a lower average gain per unit sold in 2024 as compared to 2023.

Other Income (Expense)

Other expense, net increased to $8 million in 2024 from $3 million in 2023. The change was driven by decreased interest income in 2024 primarily due to lower average cash balances throughout the year. Interest expense increased to $14 million in 2024 from $13 million in 2023 driven by higher interest rates on our debt, partially offset by lower average debt balances.

Provision for Income Taxes

The provision for income taxes decreased to $29 million in 2024 from $42 million in 2023 due to a decrease in pre-tax income. We provided for income taxes using an effective rate of 21.5% in 2024 and an effective rate of 19.9% in 2023. The effective tax rate was higher in 2024 because there were significant refund claims made in 2023 related to a change in state apportionment methodology that did not reoccur in 2024.

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

ITS operating income decreased to $107 million, 4.3% of revenue, as compared to $349 million, 10.5% of revenue in the prior year due to lower volume, lower customer rates, and lower surcharges and accessorial income. These headwinds were partially offset by lower drayage costs as we increased the portion of drayage handled on our own fleet to 78% in 2023 as compared to 55% in the prior year, as well as an improvement in profitability at our dedicated trucking service line.

Logistics revenue decreased 14% to $1.8 billion primarily driven by lower revenue per load in our brokerage service line and lower managed transportation and final mile service line revenue, partially offset by an increase in consolidation and fulfillment revenue. Brokerage volumes were flat compared to the prior year. Logistics operating income was 6% of revenue in both 2023 and 2022. Operating income was $105 million as compared to $126 million last year, as lower revenue was partially offset by lower purchased transportation costs and our yield management initiatives.

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

Provision for Income Taxes

The provision for income taxes decreased to $42 million in 2023 from $111 million in 2022 due to a decrease in pre-tax income. We provided for income taxes using an effective rate of 19.9% in 2023 and an effective rate of 23.7% in 2022. The lower effective tax rate in 2023 resulted primarily from a change in state apportionment methodology.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments and future dividends through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of December 31, 2024, we had $98 million of cash and cash equivalents. We also had $29 million of restricted cash and $22 million of restricted investments which are held for payments of long-term liabilities. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. In prior years, we have funded our business acquisitions from cash on hand. Our investment agreement with EASO in October 2024 is consistent with this approach. Payments for our other investing activities, such as the construction of our office buildings and our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities including the purchase of treasury stock and dividend payments have been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the year ended December 31, 2024 was approximately $194 million, which resulted from non-cash charges of $196 million and income of $104 million, partially offset by changes in operating assets and liabilities of $106 million.

Cash provided by operating activities totaled $194 million in 2024 compared to $422 million in 2023. The $228 million decrease in cash flow was primarily due to a decrease in the change in assets and liabilities of $150 million, a decrease in net income of $64 million and a decrease in non-cash charges of $14 million.

Net cash used in investing activities for the year ended December 31, 2024 was $53 million which included capital expenditures of $51 million and net cash used in acquisitions of $14 million, partially offset by proceeds from the sale of equipment of $12 million. Capital expenditures of $51 million related primarily to technology investments of $19 million, tractor purchases of $16 million, warehouse equipment of $9 million and the remainder for other transportation equipment.

Capital expenditures decreased by approximately $89 million in 2024 as compared to 2023. The 2024 decrease was due to decreases in tractor purchases of $54 million, container purchases of $39 million, warehouse purchases of $3 million and the remainder related to leasehold improvements. These decreases were partially offset by increased technology investments of $5 million and increased purchases of other transportation equipment of $4 million.

In 2025, we estimate capital expenditures will range from $50 million to $70 million. We expect transportation equipment purchases to range from $25 million to $45 million, technology investments of approximately $25 million as well as warehouse equipment and other expenditures. We plan to fund these expenditures with a combination of cash and debt.

Net cash used in financing activities for the year ended December 31, 2024 was $201 million which includes cash used for the repayments of long-term debt of $107 million, purchase of treasury stock of $68 million, dividends paid of $30 million, cash used for stock tendered for payments of withholding taxes of $11 million, finance lease payments of $2 million and a distribution to non-controlling interest holders of $1 million, partially offset by proceeds from the issuance of debt of $18 million. Our debt balance decreased by $86 million during 2024. Debt incurred in 2024 was used to fund the purchase of transportation equipment.

The $53 million increase in cash used in financing activities for 2024 versus 2023 was primarily due to an increase in dividends paid of $30 million, increases in repayments of long-term debt, distributions to non-controlling interests and cash paid for stock related to employee withholding taxes of $1 million each and a decrease in proceeds from the issuance of debt of $96 million, partially offset by a decrease in the purchase of treasury stock of $75 million.

In 2024, cash paid for income taxes was $44 million, of which $34 million related to 2024 and $10 million related to 2023. The $34 million of cash paid for income taxes related to 2024 was more than the 2024 income tax expense of $29 million. This difference is a result of unfavorable book to tax differences, primarily those related to depreciation, which caused 2024 taxable income to be more than 2024 financial statement income before taxes. We expect our cash payments for income taxes in 2025 to exceed our income tax expense.

See Note 10 of the consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2025. Our letters of credit were $1 million as of both December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024 and December 31, 2023, we had no borrowings under our respective credit agreements. Our unused and available borrowings were $349 million as of both December 31, 2024 and December 31, 2023, respectively. We were in compliance with the financial covenants in our credit agreements as of December 31, 2024 and December 31, 2023.

CONTRACTUAL OBLIGATIONS

Aggregated information about our obligations and commitments to make future contractual payments such as debt and lease obligations as of December 31, 2024 is presented in the following table (in thousands).

Future Payments Due:

	Operating	Finance		Interest
	Leases	Leases	Debt	on Debt	Total
Year 1	$58,769	$689	$100,001	$10,432	$169,891
Year 2	55,418	303	84,812	6,594	147,127
Year 3	47,061	32	55,612	3,071	105,776
Year 4	39,991	-	22,453	828	63,272
Year 5	35,804	-	1,484	27	37,315
Thereafter	50,132	-	-	-	50,132
	$287,175	$1,024	$264,362	$20,952	$573,513

As of February 18, 2025, we signed various operating leases which had not commenced as of December 31, 2024. Based on the present value of the lease payments, the estimated right-of-use (“ROU”) assets and lease liabilities related to these contracts will total approximately $2.7 million.

Deferred Compensation

Under our Non-qualified Deferred Compensation Plan (the “Plan”), participants can elect to defer certain compensation. Payments under the Plan are due as follows (in thousands):

Year 1	$3,771
Year 2	1,930
Year 3	1,366
Year 4	1,372
Year 5	1,125
Thereafter	11,826
$21,390

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

Revenue Recognition

In accordance with the Accounting Standards Codification (ASC) topic 606, “Revenue from Contracts with Customers,” our significant accounting policy for revenue is as follows:

Revenue is recognized when we transfer services to our customers in an amount that reflects the consideration we expect to receive. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We generally recognize revenue over time because of continuous transfer of control to the customer. Since control is transferred over time, revenue and related transportation costs are recognized based on relative transit time, which is based on the extent of progress towards completion of the related performance obligation. We enter into contracts that can include various combinations of services, which are capable of being distinct and accounted for as separate performance obligations. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting prices for our services and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. Due to these factors, we report revenue on a gross basis for most of our revenue.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk: We are exposed to market risk related to changes in interest rates. We maintain a bank line of credit and have both fixed and variable rate debt as described in Note 10 to the consolidated financial statements. Any material increase in market interest rates would not have a material impact on the results of operations for the year ended December 31, 2024.

Foreign Currency Exchange Rate Risk: We are exposed to fluctuations in foreign currency exchange rates, primarily with respect to the Mexican Peso, which may affect our net investment in foreign subsidiaries and may cause fluctuations in cash flows related to foreign denominated transactions. We are also exposed to the translation of foreign currency earnings to the U.S. dollar. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. We do not use financial instruments for trading purposes.

A hypothetical 10% change in the value of the U.S. dollar in relation to the Mexican Peso would have had an impact of approximately $2 million on our 2024 operating revenue. This amount is not indicative of the hypothetical net income impact due to partially offsetting impacts on operating expenses in those currencies. A hypothetical 10% change in the value of the U.S. dollar in relation to the Mexican Peso would have had an impact of approximately $10 million on our consolidated foreign net assets as of December 31, 2024.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hub Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hub Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(b) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Claims Accruals
Description of the Matter

At December 31, 2024, the Company’s aggregate accrued liability related to auto and workers’ compensation claims, inclusive of amounts expected to be paid above its self-insured retention limits, was $38.5 million. As explained in Note 1 of the consolidated financial statements, the Company recognizes a liability at the time of an incident based upon the nature and severity of the claim and analyses provided by third-party claims administrators. The Company utilizes actuarial methods to estimate this liability.

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

Chicago, Illinois

February 25, 2025

HUB GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,248	$187,270
Restricted cash	28,700	-
Accounts receivable trade, net	581,516	600,197
Accounts receivable other	10,880	3,358
Prepaid taxes	15,115	17,331
Prepaid expenses and other current assets	33,870	41,089
TOTAL CURRENT ASSETS	768,329	849,245

Restricted investments	21,642	20,763
Property and equipment, net	739,896	791,692
Right-of-use assets - operating leases	233,651	210,742
Right-of-use assets - financing leases	1,062	2,522
Other intangibles, net	267,357	304,607
Goodwill	814,309	733,695
Other non-current assets	22,097	22,781
TOTAL ASSETS	$2,868,343	$2,936,047

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$279,982	$349,378
Accounts payable other	29,069	14,471
Accrued payroll	32,833	21,731
Accrued other	91,441	121,253
Lease liability - operating leases	45,492	44,690
Lease liability - financing leases	663	1,579
Current portion of long-term debt	100,001	105,108
TOTAL CURRENT LIABILITIES	579,481	658,210

Deferred consideration	30,639	-
Long-term debt	164,361	245,574
Other non-current liabilities	51,004	55,287
Lease liability - operating leases	197,664	177,699
Lease liability - financing leases	330	865
Deferred taxes	152,913	163,767

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2024 and 2023.	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 72,303,228 shares issued in 2024 and 75,524,189 shares issued in 2023; 60,746,745 shares outstanding in 2024 and 62,200,921 shares outstanding in 2023.	723	755
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in 2024 and 2023.	6	6
Additional paid-in capital	222,039	209,830
Retained earnings	2,022,265	1,949,110
Accumulated other comprehensive loss	(1,453)	(129)
Treasury stock; at cost, 11,556,483 shares in 2024 and 13,323,268 shares in 2023.	(598,583)	(524,927)
Total Hub Group, Inc. equity	1,644,997	1,634,645
Non-controlling interests	46,954	-
TOTAL STOCKHOLDERS' EQUITY	1,691,951	1,634,645
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,868,343	$2,936,047

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Twelve Months Ended
	December 31,
	2024	2023	2022

Operating revenue	$3,946,390	$4,202,585	$5,340,490

Operating expenses:
Purchased transportation and warehousing	2,930,562	3,145,595	4,036,503
Salaries and benefits	577,464	553,326	543,010
Depreciation and amortization	141,469	143,523	131,789
Insurance and claims	44,180	49,040	58,064
General and administrative	113,698	105,705	120,579
Gain on sale of assets, net	(1,274)	(6,835)	(24,176)
Total operating expenses	3,806,099	3,990,354	4,865,769

Operating income	140,291	212,231	474,721

Other income (expense):
Interest expense	(14,464)	(13,435)	(7,506)
Interest income	6,886	10,011	874
Other, net	(167)	397	(131)
Total other expense, net	(7,745)	(3,027)	(6,763)

Income before provision for income taxes	132,546	209,204	467,958

Provision for income taxes	28,503	41,676	111,010

Net income	104,043	167,528	356,948

Less: net income attributable to non-controlling interests	50	-	-

Net income attributable to Hub Group, Inc.	$103,993	$167,528	$356,948

Basic earnings per common share	$1.72	$2.65	$5.37

Diluted earnings per common share	$1.70	$2.62	$5.32

Basic weighted average number of shares outstanding	60,623	63,324	66,418
Diluted weighted average number of shares outstanding	61,104	63,954	67,118

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME

(in thousands)

	Twelve Months Ended
	December 31,
	2024	2023	2022

Net income	$104,043	$167,528	$356,948

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,327)	85	(7)

Total comprehensive income	$101,716	$167,613	$356,941

Less: comprehensive loss attributable to non-controlling interests	(953)	-	-

Comprehensive income attributable to Hub Group, Inc.	$102,669	$167,613	$356,941

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A and B				Accumulated
	Common Stock		Additional		Other	Treasury		Non-
	Shares		Paid-in	Retained	Comprehensive	Stock		Controlling
	Issued	Amount	Capital	Earnings	(Loss) / Income	Shares	Amount	Interests	Total
Balance December 31, 2021	76,099,092	$761	$173,456	$1,424,634	$(207)	(6,959,032)	$(258,330)	$-	$1,340,314
Net income attributable to Hub Group, Inc.	-	-	-	356,948	-	-	-	-	356,948
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(206,094)	(8,312)	-	(8,312)
Purchase of treasury stock	-	-	-	-	-	(1,890,994)	(75,000)	-	(75,000)
Purchase of treasury stock from related party (Note 17)	-	-	-	-	-	(860,242)	(34,767)	-	(34,767)
Issuance of restricted stock awards, net of forfeitures	-	-	(1,517)	-	-	260,318	1,517	-	-
Share-based compensation expense	-	-	20,426	-	-	-	-	-	20,426
Foreign currency translation adjustment	-	-	-	-	(7)	-	-	-	(7)
Balance December 31, 2022	76,099,092	$761	$192,365	$1,781,582	$(214)	(9,656,044)	$(374,892)	$-	$1,599,602

Net income attributable to Hub Group, Inc.	-	-	-	167,528	-	-	-	-	167,528
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(257,630)	(10,148)	-	(10,148)
Purchase of treasury stock	-	-	-	-	-	(3,762,968)	(143,770)	-	(143,770)
Issuance of restricted stock awards, net of forfeitures	-	-	(3,883)	-	-	353,374	3,883	-	-
Share-based compensation expense	-	-	21,348	-	-	-	-	-	21,348
Foreign currency translation adjustment	-	-	-	-	85	-	-	-	85
Balance December 31, 2023	76,099,092	$761	$209,830	$1,949,110	$(129)	(13,323,268)	$(524,927)	$-	$1,634,645

Adjustment related to stock split	(3,220,961)	(32)	32	-	-	3,220,961	-	-	-
Business combination with EASO	-	-	-	-	-	-	-	48,996	48,996
Net income attributable to Hub Group, Inc.	-	-	-	103,993	-	-	-	-	103,993
Net income attributable to non-controlling interests	-	-	-	-	-	-	-	50	50
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(238,323)	(10,782)	-	(10,782)
Purchase of treasury stock	-	-	-	-	-	(1,591,952)	(68,273)	-	(68,273)
Federal excise tax on purchased treasury stock	-	-	-	-	-	-	(1,581)	-	(1,581)
Issuance of restricted stock awards, net of forfeitures	-	-	(6,980)	-	-	376,099	6,980	-	-
Share-based compensation expense	-	-	19,157	-	-	-	-	-	19,157
Dividends paid	-	-	-	(30,246)	-	-	-	-	(30,246)
Dividends accrued	-	-	-	(593)	-	-	-	-	(593)
Distribution to non-controlling interest holders	-	-	-	-	-	-	-	(1,089)	(1,089)
Foreign currency translation adjustment	-	-	-	-	(1,324)	-	-	(1,003)	(2,327)
Balance December 31, 2024	72,878,131	$729	$222,039	$2,022,265	$(1,453)	(11,556,483)	$(598,583)	$46,954	$1,691,951

Note: Some amounts may not foot due to rounding.

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net Income	$104,043	$167,528	$356,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and right-of-use assets	192,562	184,449	153,726
Impairment of right-of-use asset	-	2,012	5,874
Deferred taxes	(13,814)	9,587	4,448
Non-cash share-based compensation expense	19,157	21,348	20,426
Gain on sale of assets, net	(1,273)	(6,835)	(24,176)
Changes in operating assets and liabilities, net of acquisitions:
Restricted investments	(879)	(2,698)	6,191
Accounts receivable, net	33,648	145,088	8,298
Prepaid taxes	3,367	(344)	(14,796)
Prepaid expenses and other current assets	5,305	(5,974)	(3,111)
Other non-current assets	(2,299)	(3,732)	(4,231)
Accounts payable	(73,897)	1,215	(89,103)
Accrued expenses	(26,644)	(63,626)	57,613
Non-current liabilities	(44,857)	(25,860)	(19,944)
Net cash provided by operating activities	194,419	422,158	458,163

Cash flows from investing activities:
Proceeds from sale of equipment	12,158	27,717	42,929
Purchases of property and equipment	(50,847)	(140,068)	(219,140)
Acquisitions, net of cash acquired	(14,637)	(260,810)	(102,661)
Net cash used in investing activities	(53,326)	(373,161)	(278,872)

Cash flows from financing activities:
Repayments of long-term debt	(107,007)	(105,771)	(111,482)
Purchase of treasury stock	(68,273)	(143,770)	(75,000)
Dividends paid	(30,246)	-	-
Stock withheld for payments of withholding taxes	(10,782)	(10,148)	(8,312)
Finance lease payments	(1,693)	(2,708)	(2,093)
Distribution to non-controlling interest holders	(1,089)	-	-
Purchase of treasury stock from related party (Note 17)	-	-	(34,767)
Proceeds from issuance of debt	17,764	113,988	179,195
Net cash used in financing activities	(201,326)	(148,409)	(52,459)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(89)	40	26

Net (decrease) increase in cash, cash equivalents and restricted cash	(60,322)	(99,372)	126,858

Cash, cash equivalents and restricted cash at beginning of the year	187,270	286,642	159,784
Cash, cash equivalents and restricted cash at end of the year	$126,948	$187,270	$286,642

Supplemental disclosures of cash paid for:
Interest	$14,598	$12,510	$7,991
Income taxes paid, net	$38,200	$34,882	$128,812

The accompanying notes to consolidated financial statements are an integral part of these statements.

HUB GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business and Summary of Significant Accounting Policies

Business: Hub Group, Inc. (the “Company”, “Hub”, “we”, “us” or “our”) is a leading supply chain solutions provider that offers comprehensive transportation and logistics management services focused on reliability, visibility and value for our customers. Our service offerings include a full range of freight transportation and logistics services, some of which are provided using assets we own and operate, and some of which are provided by third parties with whom we contract. Our transportation services include intermodal, truckload, less-than-truckload, flatbed, temperature-controlled, dedicated and regional trucking. Our logistics services include full outsource logistics solutions, transportation management services, consolidation and fulfillment services, final mile delivery, parcel and international services.

On October 23, 2024, we entered into an investment agreement with Corporación Interamericana de Logística, S.A. de C.V. (“CIL”) and certain associated entities (commonly known as “EASO”) whereby we acquired a 51% controlling interest. On December 20, 2023, we acquired Forward Air Final Mile (“FAFM”). On August 22, 2022, we acquired TAGG Logistics, LLC (“TAGG”). Refer to Note 4 “Business Combinations” for additional information.

Principles of Consolidation: The consolidated financial statements include our accounts and all entities in which we have a controlling financial interest, including variable interest entities (“VIEs”) for which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation, and net income are reduced by the portion of net income attributable to non-controlling interests.

Variable Interest Entities: We consolidate all variable interest entities where we are the primary beneficiary. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. In addition, we consider the nature of relationships and activities of the parties involved and, where necessary, determine which party within a related-party group is most closely associated with the VIE and would therefore be considered the primary beneficiary. We determine primary beneficiary status of a VIE at the time of investment and perform ongoing reassessments to evaluate whether changes in the entity’s capital structure or changes in the nature of its involvement with the entity result in a change to the VIE designation or a change to its consolidation conclusion. Our economic interest in CIL includes an allocation of income or loss proportional to our relative ownership interest.

Non-controlling Interests: Non-controlling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated entities that are not 100% owned by the Company. Non-controlling interests are presented as separate components of stockholders’ equity on our Consolidated Balance Sheets to clearly distinguish between our interests and the economic interests of third parties and employees in those entities. Net income attributable to Hub Group, Inc., as reported in the Consolidated Statements of Income, is presented net of the portion of net income attributable to holders of non-controlling interests.

Cash and Cash Equivalents: We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2024 and 2023, our cash and temporary investments were with high quality financial institutions in demand deposit accounts (“DDAs”), savings accounts, checking accounts and money market accounts.

Restricted Cash: Restricted cash includes cash held in both deposit accounts and escrow accounts that are not subject to remeasurement on a recurring basis, which are restricted under certain investment agreements as to future use.

Foreign Currency: Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated primarily at historical exchange rates and the resulting cumulative translation adjustments are included as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheets.

Accounts Receivable and Allowance for Uncollectible Accounts: The allowance for credit losses is a valuation account that is deducted from the trade receivables’ amortized cost basis to present the net amount expected to be collected on the receivables. Trade receivables are charged off against the allowance when we believe the uncollectibility of a receivable balance is confirmed, and the expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Management continuously reviews and assesses the environment and its potential impact on the credit worthiness and collectability of our accounts receivable with customers most affected by tighter financial conditions. Our allowance for credit losses is presented in the allowance for uncollectible trade accounts and is immaterial as of December 31, 2024 and 2023. The allowance for uncollectible trade accounts also includes estimated adjustments to revenue for items such as billing disputes. Our reserve for uncollectible accounts was approximately $26.7 million and $34.7 million as of December 31, 2024 and 2023, respectively. Receivables are written off once collection efforts have been exhausted. Recoveries of receivables previously charged off are recorded when received.

Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is computed using the straight-line method at rates adequate to depreciate the cost of the applicable assets over their expected useful lives: building and improvements, up to 40 years; leasehold improvements, the shorter of useful life or lease term; computer equipment and software, up to 10 years; furniture and equipment, up to 10 years; and transportation equipment up to 20 years. Direct costs related to internally developed software projects are capitalized and amortized over their expected useful life on a straight-line basis not to exceed 10 years. Interest is capitalized on qualifying assets under development for internal use. Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. The cost of assets retired or otherwise disposed of and the accumulated depreciation thereon are removed from the accounts with any gain or loss realized upon sale or disposal charged or credited to operations.

We routinely evaluate the useful life attributed to our assets. During the quarter ended September 30, 2024, we determined that the useful lives of certain transportation equipment should be increased to 20 years based on historical experience related to the use of this equipment and our expectation of its future usability. In addition, we changed the estimated salvage values of the transportation equipment to reflect current expectations at the end of the revised useful life. We accounted for these items as changes in estimate that were applied prospectively, effective as of July 1, 2024. These changes in estimate resulted in a decrease in depreciation expense of $10.0 million, an increase to net income of $7.9 million and an increase in both basic and diluted earnings per share of $0.13, during the six months ended December 31, 2024.

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

We test goodwill for impairment annually in the fourth quarter or when events or changes in circumstances indicate the carrying value of this asset might exceed the current fair value. We test goodwill for impairment at the reporting unit level. We have two reportable segments and two reporting units: Intermodal and Transportation Solutions (“ITS”) and Logistics which are based primarily on the services each segment provides. We assess qualitative factors such as current company performance and overall economic factors to determine if it is more-likely-than-not that the fair value of our reporting units is less than their carrying value and whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative goodwill test, a company compares the carrying value of its reporting units to their fair value. If the fair value of a reporting unit is less than the carrying amount, then a goodwill impairment charge will be recognized in the amount by which carrying amount exceeds fair value, limited to the total amount of goodwill allocated to that reporting unit. We performed our annual assessment in the fourth quarter of 2024 and 2023 as required and determined it was not more-likely-than-not that the fair value of our reporting units was less than its carrying value.

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

Our claims accrual policy for all self-insured claims is to recognize a liability at the time of the incident based on our analysis of the nature and severity of the claims and analyses provided by third-party claims administrators, as well as legal and regulatory factors. Our safety and claims personnel work directly with representatives from the insurance companies to continually update the estimated cost of each claim. The ultimate cost of a claim develops over time as additional information regarding the nature, timing, and extent of damages claimed becomes available. Accordingly, we use an actuarial method to develop current claim information to derive an estimate of our ultimate claim liability. This process involves the use of loss-development factors based on our historical claims experience. In doing so, the recorded liability factors in future growth of claims and an allowance for incurred-but-not-reported claims. We do not discount our estimated losses. In addition, we record receivables for amounts expected to be reimbursed for payments made in excess of self-insurance levels on covered claims related to auto liability and workers’ compensation. At December 31, 2024 and 2023, we had an accrual of approximately $38.5 million and $39.1 million, respectively for estimated claims. We had no significant receivables recorded for payments in excess of our self-insured levels. Our claims accruals are classified in accrued other and non-current liabilities in the consolidated balance sheets, based on when the claim is estimated to be paid.

Concentration of Credit Risk: Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and temporary investments with high quality financial institutions in DDAs, savings accounts, checking accounts and money market accounts. We primarily serve customers located throughout the United States with no significant concentration in any one region. In each of the years ended December 31, 2024, 2023 and 2022, one customer accounted for more than 10% of our annual revenue in both segments. We review a customer’s credit history before extending credit. In addition, we routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable risk is limited.

The following table includes the one customer that represented 10% or more of our annual revenue by segment during the last three fiscal years:

	Years Ended
Customer A	December 31,
	2024	2023	2022
ITS	14%	13%	14%
Logistics	16%	11%	12%
Total operating revenue	15%	13%	13%

Revenue Recognition: In accordance with the Accounting Standards Codification (ASC) topic 606, “Revenue from Contracts with Customers” our significant accounting policy for revenue is as follows:

Revenue is recognized when we transfer services to our customer in an amount that reflects the consideration we expect to receive. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. We generally recognize revenue over time because of continuous transfer of control to the customer. Since control is transferred over time, revenue and related transportation costs are recognized based on relative transit time, which is based on the extent of progress towards completion of the related performance obligation. We enter into contracts that can include various combinations of services, which are capable of being distinct and accounted for as separate performance obligations. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Further, in most cases, we report our revenue on a gross basis because we are the primary obligor as we are responsible for providing the service desired by the customer. Our customers view us as responsible for fulfillment including the acceptability of the service. Service requirements may include, for example, on-time delivery, handling freight loss and damage claims, setting up appointments for pick-up and delivery and tracing shipments in transit. We have discretion in setting prices to our customers and as a result, the amount we earn varies. In addition, we have the discretion to select our vendors from multiple suppliers for the services ordered by our customers. These factors, discretion in setting prices and discretion in selecting vendors, further support reporting revenue on a gross basis for most of our revenue.

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

Deferred income taxes are recognized for the future tax effects of temporary differences between financial statement and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We believe that it is more likely than not that our deferred tax assets will be realized based on future taxable income projections, with one exception. We have established a valuation allowance of $2.9 million related to certain federal and state tax credit carryforwards. In the event the probability of realizing the remaining deferred tax assets does not meet the more likely than not threshold in the future, a valuation allowance would be established for the deferred tax assets deemed unrecoverable.

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

New Pronouncements: In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense disaggregation disclosures (Topic 220) - Disaggregation of Income Statement Expenses. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement in response to requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. For public business entities, ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. We are currently assessing the impact of adopting this guidance on our disclosures; it will not have an impact on our results of operations, cash flows, or financial condition.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). We adopted this new accounting standard effective for our fiscal December 31, 2024 year-end disclosures. The adoption of this standard impacted our disclosures only and did not have an impact on our results of operations, cash flows or financial condition. See Note 5 of the consolidated financial statements for details related to “Segment Reporting.”

Cash Dividends:

The Board declared quarterly cash dividends throughout 2024 as follows:

•
On February 22, 2024, the Board declared a quarterly cash dividend of $0.125 per share on our Class A and Class B Common Stock. The dividend was paid on March 27, 2024 to stockholders of record as of March 8, 2024.
•
On May 23, 2024, the Board declared a quarterly cash dividend of $0.125 per share on our Class A and Class B Common Stock. The dividend was paid on June 26, 2024 to stockholders of record as of June 7, 2024.
•
On August 27, 2024, the Board declared a quarterly cash dividend of $0.125 per share on our Class A and Class B Common Stock. The dividend was paid on September 25, 2024 to stockholders of record as of September 6, 2024.
•
On November 25, 2024, the Board declared a quarterly cash dividend of $0.125 per share on our Class A and Class B Common Stock. The dividend was paid on December 20, 2024 to stockholders of record as of December 6, 2024.

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

Stock Split: On January 4, 2024, we announced a two-for-one stock split of our Class A and Class B Common Stock. The stock split was implemented in the form of a distribution of one additional share of Class A Common Stock for each share outstanding. The record date for the stock split was as of the close of business on January 16, 2024. Our distribution date of the additional shares was January 26, 2024. As a result of the stock split, the number of authorized shares remained unchanged. Additionally, the par value per share of the common stock remains unchanged. All other share amounts in our consolidated balance sheets, consolidated statements of income and comprehensive income, consolidated statements of stockholders' equity and related footnote disclosures have been adjusted and presented as though the stock split had occurred on January 1, 2021.

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

Reclassifications: Due to presentation changes made in Note 7 to the consolidated financial statements under “Income Taxes,” certain prior year amounts have been reclassified to conform with the current year presentation.

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

NOTE 3. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Years Ended December 31,
	2024	2023	2022

Net income	$104,043	$167,528	$356,948

Less: net income attributable to non-controlling interests	$50	$-	$-

Net income attributable to Hub Group, Inc.	$103,993	$167,528	$356,948

Weighted average shares outstanding - basic	60,623	63,324	66,418

Dilutive effect of restricted stock	481	630	700

Weighted average shares outstanding - diluted	61,104	63,954	67,118

Earnings per share net income
Basic	$1.72	$2.65	$5.37
Diluted	$1.70	$2.62	$5.32

NOTE 4. Business Combinations

EASO Transaction

On October 23, 2024, we entered into an investment agreement with Corporación Interamericana de Logística, S.A. de C.V. and certain associated entities (commonly known as “EASO”), a family-led, intermodal and trucking logistics provider headquartered in Mexico City to acquire a controlling interest in EASO. EASO specializes in intermodal, dedicated trucking, truckload and freight brokerage services. Through a network of terminals across Mexico, EASO serves the entire Mexican domestic market and main logistics hubs in the U.S. using its intermodal cross-border network.

The estimated fair value of total consideration transferred was approximately $55 million for a 51% equity stake in EASO. The financial results of EASO, since the date of acquisition, are included in our ITS segment.

The EASO investment transaction expanded our intermodal and transportation solutions business. With a substantial increase in cross-border trade activity from nearshoring, this transaction improves our ability to provide a cross-border service offering and provides increased intermodal conversion opportunities.

The initial accounting for the EASO transaction is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets as well as non-controlling interests. In addition, we are in the preparation and review process of the applicable future cash flows used in determining the purchase accounting. Finally, certain post-closing activities outlined in the investment agreement remain incomplete. As a result, the amounts recorded in the consolidated financial statements related to the EASO transaction are preliminary and the measurement period remains open.

The following table summarizes the preliminary purchase price allocation to the assets acquired and liabilities assumed as of the date of the investment agreement (in thousands):

October 23, 2024
Cash and cash equivalents	$2,018
Accounts receivable trade, net	15,138
Other receivables	8,258
Prepaid taxes	1,174
Prepaid expenses and other current assets	1,790
Property and equipment, net	15,770
Right-of-use assets - operating leases	1,647
Other intangibles	36,661
Goodwill	43,398
Other non-current assets	243
Total assets acquired	$126,096

Accounts payable trade	$9,976
Accounts payable other	6,047
Accrued payroll	526
Accrued other	841
Lease liability - operating leases (current)	336
Current portion of long-term debt	1,031
Long-term debt	2,017
Lease liability - operating leases (non-current)	1,311
Deferred taxes	300
Total liabilities assumed	$22,384

Total purchase price allocation	$103,712
Less: non-controlling interests	48,996
Consideration transferred for 51% ownership	54,716
Less: contingent consideration due to sellers	3,721
Cash contributed for 51% ownership	50,995
Less: cash and cash equivalents acquired	2,018
Less: deferred cash consideration	30,639
Cash paid, net	$18,338

The following table summarizes the preliminary estimated acquisition date fair value of consideration transferred and purchase price allocation.

October 23, 2024
Cash	$20,356
Deferred cash consideration	30,639
Contingent consideration	3,721
Total consideration transferred	54,716
Non-controlling interests	48,996
Total purchase price allocation	$103,712

The EASO transaction was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” In connection with the transaction, we performed a consolidation analysis concluding that we control all EASO entities through either a majority voting interest or as the primary beneficiary of a variable interest entity. As a result, 100% of assets acquired, liabilities assumed and non-controlling interests were recorded in the accompanying Consolidated Balance Sheet at their estimated fair values as of October 23, 2024, with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized in the EASO transaction was primarily attributable to potential expansion and future development of the business. This goodwill is not expected to be deductible for tax purposes.

Total consideration transferred includes $30.6 million of deferred cash consideration, all or a portion of which may be paid at least two years after the closing date of the transaction. As a result of the restrictions on this deferred consideration in the investment agreement, we have classified the associated cash as Restricted Cash in the accompanying Consolidated Balance Sheet. As of December 31, 2024, the balances of Deferred Consideration and Restricted Cash were $30.6 million and $28.7 million, respectively, on the Consolidated Balance Sheets.

Total consideration transferred includes $3.7 million of contingent consideration related to certain operating tax balances existing prior to the transaction for which we have agreed to reimburse the full amount of cash collected within two years of the closing date of the transaction. The estimated fair value of such contingent consideration is based on estimated collectability of such operating tax balances within the agreed timeframe.

Our investment in one of the EASO entities, Corporación Interamericana de Logística, S.A. de C.V. (“CIL”), qualifies as a Variable Interest Entity (“VIE”). Based on the rights provided in the investment and shareholder agreements, as well as the design of the VIE, our majority exposure to the variability associated with economic performance of the VIE, and the relationship and significance of activities of the VIE to us, we determined that we are most closely associated with the VIE and are therefore considered the primary beneficiary.

During a period from 2030 to 2032, Hub will have the right, but not the obligation, to purchase an amount of issued and outstanding shares of EASO such that, upon exercising this call right, we would own 80% of all of the issued and outstanding shares of EASO at a purchase price based on earnings multiples as defined in the shareholders agreement. We evaluated this call right and concluded that it does not meet the definition of a derivative, resulting in the non-controlling interest and embedded call right being classified as permanent equity.

We incurred approximately $2.8 million of transaction costs associated with the transaction in 2024 that were expensed as incurred and are reflected in general and administrative expense in the accompanying Consolidated Statements of Income.

The components of “Other intangibles” listed in the above table as of the transaction date are preliminarily estimated based on prior acquisitions as follows (in thousands):

	Closing Date	Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2024	Life
Customer relationships	$31,661	$510	$31,151	10 years
Trade name	5,000	56	4,944	15 years
Subtotal	$36,661	$566	36,095
Effect of translation			(1,094)
Ending Balance			$35,001

The above intangible assets are amortized using the straight-line method. Amortization expense related to this transaction for the year ended December 31, 2024 was $0.6 million. The intangible assets have a weighted average useful life of approximately 10.54 years as of December 31, 2024.

Amortization expense related to EASO investment agreement for the next five years is estimated as follows (in thousands):

Total
2025	$3,390
2026	3,390
2027	3,390
2028	3,390
2029	3,390

From the date of the transaction through December 31, 2024, EASO's revenue was $20.3 million and operating income was $0.5 million.

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

Based on refined inputs incorporated into the fair market value calculations during 2024, we have estimated that the fair value of intangible assets totals $95.1 million as of December 31, 2024. This represents a $39.4 million decrease relative to the initial estimated fair value of the intangible assets and results in a corresponding increase to goodwill.

The following table summarizes the allocation of the total consideration to the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

December 20, 2023
Accounts receivable trade	$28,086
Prepaid expenses and other current assets	2,305
Property and equipment	2,424
Right-of-use assets - operating leases	15,258
Other intangibles	95,100
Goodwill	142,433
Other assets	173
Total assets acquired	$285,779

Accounts payable trade	$155
Accounts payable other	2,298
Accrued payroll	1,271
Accrued other	9,562
Lease liability - operating leases short-term	5,697
Other long-term liabilities	19
Lease liability - operating leases long-term	9,560
Total liabilities assumed	$28,562

Total consideration	$257,217

Cash paid, net	$257,217

The FAFM acquisition was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” Assets acquired and liabilities assumed were recorded in the accompanying consolidated balance sheet at their fair values as of December 20, 2023, with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized in the FAFM acquisition was primarily attributable to potential expansion and future development of the acquired business.

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

The components of “Other intangibles” listed in the above table as of the acquisition date are based on fair market valuations with amounts as follows (in thousands):

	Closing Date	Accumulated	Balance at	Estimated Useful
	Amount	Amortization	December 31, 2024	Life
Customer relationships	$92,900	$7,444	$85,456	13 years
Developed technology	$1,200	$625	$575	2 years
Independent service provider network relationships	$1,000	$1,000	$-	1 year

The above intangible assets are amortized using the straight-line method. Amortization expense related to this acquisition for the year ended December 31, 2024 was $8.6 million. The intangible assets have a remaining weighted average useful life of approximately 11.84 years as of December 31, 2024.

Amortization expense related to FAFM for the next five years is expected to be as follows (in thousands):

Total
2025	$7,721
2026	7,146
2027	7,146
2028	7,146
2029	7,146

FAFM's actual results are included in our consolidated financial statements since the acquisition date of December 20, 2023. The following unaudited pro forma consolidated results of operations present the effects of FAFM as though it had been acquired as of January 1, 2023 (in thousands, except for per share amounts):

Twelve Months Ended
December 31, 2023
Revenue	$4,476,469
Net income	$192,371
Earnings per share
Basic	$3.04
Diluted	$3.01

The unaudited pro forma consolidated results for the periods above were prepared using the acquisition method of accounting and are based on the historical financial information of Hub and FAFM. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the FAFM acquisition as of January 1, 2023.

NOTE 5. Segment Reporting

Our CEO has been identified as our Chief Operating Decision Maker (“CODM”). We have two reportable segments: Intermodal and Transportation Solutions (“ITS”) and Logistics which are based primarily on the services each segment provides. Our ITS segment includes our asset-light business lines: intermodal and dedicated trucking. Our Logistics segment includes our non-asset business lines: managed transportation, truck brokerage, final mile and consolidated fulfillment services. Our CODM uses operating income by segment to make decisions over the allocation of capital and resources and assess the performance of our segments.

Intermodal and Transportation Solutions. Our ITS segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery (referred to as “drayage”) as well as high service local and regional trucking transportation using equipment dedicated to their needs. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. As of December 31, 2024, we operated trucking terminals at 32 locations throughout the United States and Mexico, with locations in many large metropolitan areas. We also contract for services with independent owner-operators who supply their own equipment and operate under our regulatory authority. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of December 31, 2024, our trucking transportation operation consisted of approximately 2,300 tractors, 3,200 employee drivers and 4,700 trailers. We also contract for services with approximately 500 independent owner-operators.

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

The following tables summarize our financial data by segment (in thousands):

			Inter-Segment
Year Ended December 31, 2024	ITS	Logistics	Eliminations	Total

Operating revenue	$2,243,440	$1,829,450	$(126,500)	$3,946,390

Operating expenses
Purchased transportation and warehousing	1,590,609	1,465,323	(125,219)
Salaries and benefits	344,019	139,119	-
Depreciation and amortization	84,365	33,995	-
Insurance and claims	34,787	6,259	(1,281)
General and administrative	29,914	21,741	-
Corporate allocations	103,883	79,492	-
(Gain) / loss on sale of assets, net	(1,089)	182	-
Total operating expenses	2,186,488	1,746,111	(126,500)	3,806,099

Operating income	$56,952	$83,339	$-	$140,291

			Inter-Segment
Year Ended December 31, 2023	ITS	Logistics	Eliminations	Total

Operating revenue	$2,495,663	$1,820,856	$(113,934)	$4,202,585

Operating expenses
Purchased transportation and warehousing	1,770,734	1,488,038	(113,120)
Salaries and benefits	359,552	109,850	-
Depreciation and amortization	96,869	26,270	-
Insurance and claims	39,073	5,719	(814)
General and administrative	29,667	16,993	-
Corporate allocations	99,517	68,872	-
Gain on sale of assets, net	(6,866)	-	-
Total operating expenses	2,388,546	1,715,742	(113,934)	3,990,354

Operating income	$107,117	$105,114	$-	$212,231

			Inter-Segment
Year Ended December 31, 2022	ITS	Logistics	Eliminations	Total

Operating revenue	$3,312,431	$2,121,818	$(93,759)	$5,340,490

Operating expenses
Purchased transportation and warehousing	2,354,414	1,775,365	(93,276)
Salaries and benefits	320,259	113,682	-
Depreciation and amortization	90,227	24,061	-
Insurance and claims	51,056	3,622	(485)
General and administrative	44,214	20,595	2
Corporate allocations	128,041	58,309	-
Gain on sale of assets, net	(24,317)	-	-
Total operating expenses	2,963,894	1,995,634	(93,759)	4,865,769

Operating income	$348,537	$126,184	$-	$474,721

Separate balance sheets are not presented by segment to our CODM. Our CODM uses consolidated asset information to make capital decisions.

NOTE 6. Goodwill and Other Intangible Assets

Our goodwill is allocated between two reporting units, ITS and Logistics. In accordance with the FASB issued guidance in the Intangibles-Goodwill and Other Topic of the Codification, we completed the required annual impairment assessment, concluding it was not more-likely-than-not that the fair value of either of our reporting units was less than the respective carrying value. There were no accumulated impairment losses of goodwill at the beginning of the period.

The following table presents the carrying amount of Goodwill by segment (in thousands):

	ITS	Logistics	Consolidated
Balance at December 31, 2022	$371,641	$257,761	$629,402
Acquisitions	-	104,293	104,293
Balance at December 31, 2023	$371,641	$362,054	$733,695
Acquisitions	43,398	38,510	81,908
Currency translation adjustment	(1,295)	-	(1,295)
Balance at December 31, 2024	$413,744	$400,564	$814,309

The components of the "Other intangible assets” are as follows (in thousands):

			Net
	Gross	Accumulated	Carrying
As of December 31, 2024:	Amount	Amortization	Value	Life
Customer relationships	$372,690	$119,146	$253,544	10-15 years

Carrier network and independent contractor relationships	15,000	12,300	2,700	4 years

Developed technology	12,700	6,531	6,169	2-7 years

Trade name	11,200	6,256	4,944	18 months to 15 years
Consolidated Total	$411,590	$144,233	$267,357

			Net
	Gross	Accumulated	Carrying
As of December 31, 2023:	Amount	Amortization	Value	Life
Customer relationships	$376,956	$92,827	$284,129	5-15 years

Carrier network and independent contractor relationships	15,000	8,563	6,437	4 years

Developed technology	17,223	3,247	13,976	4-7 years

Trade name	6,200	6,135	65	18 months
Consolidated Total	$415,379	$110,772	$304,607

The above intangible assets are amortized using the straight-line method. Amortization expense was $33.5 million and $27.2 million for the years ended December 31, 2024 and 2023, respectively. The remaining weighted average life of all definite lived intangible assets was 9.69 years and 11.32 years for the years ended December 31, 2024 and 2023, respectively.

Amortization expense for the next five years is expected to be as follows (in thousands):

Total
Year 1	$34,260
Year 2	30,985
Year 3	30,697
Year 4	29,406
Year 5	22,696

NOTE 7. Income Taxes

The following is a reconciliation of our effective tax rate to the federal statutory tax rate:

	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.9	0.3	3.4
Federal and state incentives	(1.1)	(1.7)	(0.8)
Unrecognized tax benefits	(1.2)	(0.2)	0.8
Valuation allowance for deferred taxes	1.3	(0.1)	(0.7)
State law changes	0.1	0.1	(0.2)
Benefit of stock-based compensation	(1.3)	(0.6)	(0.4)
Nondeductible executive compensation	1.6	1.2	0.7
Other	(0.8)	(0.1)	(0.1)
Net effective rate	21.5%	19.9%	23.7%

The following is a summary of our provision for income taxes (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current
Federal	$39,685	$34,951	$85,831
State and local	(749)	(1,191)	25,162
Foreign	46	55	32
	38,982	33,815	111,025

Deferred
Federal	(13,385)	8,305	7,366
State and local	3,041	(432)	(7,388)
Foreign	(135)	(12)	7
	(10,479)	7,861	(15)

Total provision	$28,503	$41,676	$111,010

The following is a summary of our deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Accrued compensation	11,860	9,884
Claims reserves	10,671	10,875
Capitalized research and development expenses	8,517	4,823
Other reserves	12,489	16,362
Tax credit carryforwards	4,461	6,533
Operating loss carryforwards	139	151
Lease accounting liability	63,639	44,440
Total gross deferred income taxes	111,776	93,068
Valuation allowances	(2,921)	(1,174)
Total deferred tax assets	108,855	91,894

Prepaids	(5,901)	(6,444)
Property and equipment	(139,077)	(153,790)
Intangibles	(55,386)	(53,759)
Lease right-of-use asset	(61,404)	(41,668)
Total deferred tax liabilities	(261,768)	(255,661)

Net deferred tax liability	$(152,913)	$(163,767)

We are subject to income taxation in the United States, numerous state jurisdictions, Mexico, Canada, and India. Because income tax return formats vary among the states, we file both unitary and separate company state income tax returns. We do not permanently reinvest our foreign earnings, all amounts are accrued and accounted for, though not material.

Our state tax net operating losses total $0.1 million. Some of those state losses have no expiration date while others will expire between December 31, 2028, and December 31, 2044. Management believes it is more likely than not that the loss carryforward deferred tax assets will be fully realized.

Our federal incentive tax credit carryforward of $0.1 million expires between December 31, 2025 and December 31, 2028. Our state incentive tax credit carryforwards of $5.5 million expire between December 31, 2025 and December 31, 2027. Management believes it is more likely than not that approximately $1.9 million of the incentive carryforward deferred tax assets will be realized and a valuation allowance of $3.7 million has been established for the remainder which are not expected to be realized.

As of December 31, 2024 and December 31, 2023, the amount of unrecognized tax benefits was $9.1 million and $12.9 million, respectively. If recognized, these benefits would decrease our income tax provision by $7.2 million and $10.2 million, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2024	2023
Gross unrecognized tax benefits - beginning of the year	$12,859	$11,116
Gross decreases related to prior year tax positions	(4,232)	-
Gross increases related to prior year tax positions	-	761
Gross increases related to current year tax positions	1,378	1,460
Decreases related to settlements with tax authorities	(788)	-
Lapse of applicable statute of limitations	(123)	(478)
Gross unrecognized tax benefits - end of year	$9,094	$12,859

We recognize interest and penalties related to income tax liabilities in our provision for income taxes. In 2024, we included $0.1 million in our provision for income taxes.

The Inflation Reduction Act of 2022 (IRA) was signed into law on August 16, 2022, and the CHIPS and Science Act of 2022 (CHIPS Act) was signed into law on August 9, 2022. These laws implemented new tax provisions, primarily a 15% corporate alternative minimum tax and a nondeductible 1% excise tax on the fair market value of stock repurchased by publicly traded corporations. In 2024, we paid approximately $1.6 million in excise taxes related to stock repurchases. The two acts also provide various tax credits, several of which are transferable or refundable, for the investment in or production of clean-energy effective January 1, 2023.

NOTE 8. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable materially approximated fair value as of December 31, 2024. As of December 31, 2024, the $264.4 million carrying value of our fixed-rate borrowings approximated the fair value. As of December 31, 2023, the fair value of the Company's fixed-rate borrowings was $1.4 million less than the historical carrying value of $350.7 million. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to us for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of December 31, 2024 and 2023, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts and money market accounts.

As of December 31, 2024, Restricted Cash of $28.7 million includes cash held in both deposit accounts and escrow accounts that are not subject to remeasurement on a recurring basis.

Restricted investments included $21.6 million and $20.8 million as of December 31, 2024 and 2023, respectively, of mutual funds and other security investments which are reported at fair value. These investments relate to the non-qualified deferred compensation plan that is described in Note 14 and insurance deposits.

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

NOTE 9. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Land	$24,724	$24,724
Building and improvements	91,110	90,257
Leasehold improvements	15,543	14,260
Computer equipment and software	193,793	185,284
Furniture and equipment	36,344	37,377
Transportation equipment	1,001,648	1,014,244
	1,363,162	1,366,146
Less: Accumulated depreciation	(623,266)	(574,454)
Property and Equipment, net	$739,896	$791,692

Depreciation expense related to property and equipment was $106.7 million, $114.4 million and $103.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

We have standby letters of credit that expire in 2025. Our letters of credit were $1 million as of both December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024 and December 31, 2023, we had no borrowings under our respective credit agreements. Our unused and available borrowings were $349 million as of both December 31, 2024 and December 31, 2023, respectively. We were in compliance with the financial covenants in our credit agreements as of December 31, 2024 and December 31, 2023.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	December 31,	December 31,
	2024	2023

Interim funding for equipment received and expected to be converted to an equipment note in subsequent year; interest paid at a variable rate	$-	$3,265

Secured Equipment Notes due on various dates in 2029 commencing on various dates in 2024; interest is paid monthly at a fixed annual rate between 5.11% and 6.24% (1)	21,400	-

Secured Equipment Notes due on various dates in 2028 commencing on various dates in 2023; interest is paid monthly at a fixed annual rate between 5.21% and 6.32%	85,050	105,744

Secured Equipment Notes due on various dates in 2027 commencing on various dates in 2022 and 2023; interest is paid monthly at a fixed annual rate between 2.07% and 6.45%	108,411	147,192

Secured Equipment Notes due on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	36,942	55,797

Secured Equipment Notes due on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	12,559	30,930

Secured Equipment Notes due on various dates in 2024 commencing on various dates in 2017, 2019 and 2020; interest is paid monthly at a fixed annual rate between 2.50% and 3.59%	-	7,754

Total debt	264,362	350,682

Less current portion of long-term debt	(100,001)	(105,108)

Total long-term debt	$164,361	$245,574

(1) Includes an immaterial amount of notes held at EASO with interest rates up to 13.95%.

Aggregate principal payments, in thousands, due subsequent to December 31, 2024, are as follows:

Year 1	$100,001
Year 2	84,812
Year 3	55,612
Year 4	22,453
Year 5	1,484
$264,362

NOTE 11. Leases

In accordance with ASC 842, “Leases,” (“ASC 842”) which requires lessees to recognize a right-of-use asset (“ROU”) and a lease obligation for all leases, we made an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less.

As of December 31, 2024, we recorded $234.7 million of ROU assets and $244.1 million of lease liabilities on our consolidated balance sheet. As of December 31, 2023, we recorded $213.3 million of ROU assets and $224.8 million of lease liabilities on our consolidated balance sheet. The lease liabilities recognized are measured based upon the present value of minimum future payments. The ROU assets are equal to lease liabilities upon initial recording, adjusted for prepaid and accrued rent balances which are recorded in the Consolidated Balance Sheets.

We currently do not have any variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate). Some leases have options to extend or terminate the agreement, which management assesses in determining the estimated lease term. If any of the options to extend a lease are exercised, this change will be reflected as a remeasurement of the ROU asset and lease liability accordingly. As of December 31, 2024, the ROU asset and lease liabilities do not reflect any options to extend or terminate a lease as management is not reasonably certain it will exercise any of these options. Also, current leases do not contain any restrictions or covenants imposed by the leases or residual value guarantees.

As of December 31, 2024, we signed new property lease contracts which had not commenced. Based on the present value of the lease payments, the estimated ROU assets and lease liabilities related to these contracts will total approximately $2.8 million.

Discount rates are not specified on the individual lease contracts at the commencement date. To determine the present value of the lease payments, we used our incremental borrowing rate which was determined based on our credit standing and factoring in the current 12-month SOFR rate published at the time of the lease commencement. This incremental borrowing rate represents the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term and amounts equal to the lease payments in a similar economic environment.

The following table summarizes the lease costs (in thousands), which are included in transportation costs and general and administrative costs in the accompanying Consolidated Statement of Income:

	Years Ended December 31,
	2024	2023	2022

Amortization of finance right-of-use assets	$1,701	$2,650	$2,075
Interest on finance lease liabilities	70	194	13
Finance lease cost	1,771	2,844	2,088

Operating lease cost	60,821	48,868	21,232
Short-term lease cost	1,471	300	379
Sublease income	(1,283)	(1,051)	(251)
Total lease cost	$62,780	$50,961	$23,448

The following table represents the maturity of operating and finance lease liabilities (in thousands):

	December 31, 2024
	Operating Leases	Finance Leases	Total
Year 1	$58,769	$689	$59,458
Year 2	55,418	303	55,721
Year 3	47,061	32	47,093
Year 4	39,991	-	39,991
Year 5	35,804	-	35,804
Thereafter	50,132	-	50,132
Total	287,175	1,024	288,199
Imputed interest	44,019	31	44,050
Present value of lease payments	243,156	993	244,149
Less: current lease liabilities	45,492	663	46,155
Long-term lease liabilities	$197,664	$330	$197,994

	December 31, 2023
	Operating Leases	Finance Leases	Total
Year 1	$55,516	$1,619	$57,135
Year 2	49,997	558	50,555
Year 3	41,650	303	41,953
Year 4	33,067	32	33,099
Year 5	26,363	-	26,363
Thereafter	54,863	-	54,863
Total	261,456	2,512	263,968
Imputed interest	39,067	68	39,135
Present value of lease payments	222,389	2,444	224,833
Less: current lease liabilities	44,690	1,579	46,269
Long-term lease liabilities	$177,699	$865	$178,564

The following table presents supplemental cash flow and noncash information related to leases:

	Years Ended December 31,
	2024	2023	2022
Operating cash flows from operating leases	$44,163	$36,073	$19,135
Financing cash flows from finance leases	1,693	2,708	2,093
Operating cash flows from finance leases	70	194	13
Cash paid for lease liabilities	$45,926	$38,975	$21,241

Right-of-use assets obtained in exchange for new	$(240)	$(3,978)	$(2,017)
financing lease liabilities (net of disposals)
Rights-of-use assets obtained in exchange for new	$70,525	$133,358	$77,178
operating lease liabilities (net of disposals)

The weighted average remaining lease term and discount rates as of December 31, are as follows (in thousands):

	December 31, 2024	December 31, 2023
Weighted average remaining lease term — finance leases	2.17 years	2.14 years
Weighted average remaining lease term — operating leases	5.38 years	5.66 years

Weighted average discount rate — finance leases	3.83%	4.29%
Weighted average discount rate — operating leases	5.86%	5.47%

NOTE 12. Internal-Use Software

We capitalize internal and external costs, which include costs related to the development of our cloud computing or hosting arrangements, incurred to develop internal use software per ASC Subtopic 350-40. Refer to Note 1 "Description of Business and Summary of Significant Accounting Policies" for information regarding accounting policy.

We had total capitalized internal use software costs, which include costs related to the development of our cloud computing or hosting arrangements, net of accumulated amortization, of $56.0 million and $56.4 million as of December 31, 2024 and 2023, respectively. The 2024 balance consists of capitalized implementation costs of $13.2 million, net of accumulated amortization, related to our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $42.7 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet. The 2023 balance consists of capitalized implementation costs of $12.0 million, net of accumulated amortization, related our cloud hosting arrangements, which are classified in other assets in our consolidated balance sheet and capitalized internal-use software costs of $44.4 million, net of accumulated amortization, which are classified in property and equipment in our consolidated balance sheet.

We capitalized total implementation and internal-use software costs of $20.9 million and $16.7 million in 2024 and 2023, respectively. Implementation and internal-use software costs are amortized, once ready for intended use, over its expected useful life or the term of the associated hosting arrangements of generally up to 10 years.

NOTE 13. Stock-Based Compensation Plans

The 2022 Long-Term Incentive Plan (the “2022 Incentive Plan”) was approved by our Board of Directors and subsequently approved by our stockholders at the 2022 annual meeting. The 2022 Incentive Plan authorizes a broad range of awards including stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares or units, other stock-based awards, and cash incentive awards to all employees (including our executive officers), directors, consultants, or independent contractors of us or a related company. The 2022 Incentive Plan is effective as of May 24, 2022.

As of December 31, 2024, 2,169,625 shares were available for future grant under the 2022 Incentive Plan.

We have awarded time-based restricted stock to our employees and non-employee directors (“Outside Directors”). This restricted stock generally vests ratably (once per year) over a three to five-year period for recipients other than Outside Directors. Outside Directors’ restricted stock vests over a one-year period. In 2024, 2023, and 2022, we also granted performance-based restricted stock to our executive officers. The performance-based restricted stock vests upon the third anniversary of its issuance if certain financial targets are achieved.

Share-based compensation expense for 2024, 2023 and 2022 was $19.0 million, $21.2 million and $20.6 million or $14.9 million, $17.0 million and $15.7 million, net of taxes, respectively. Included in the 2024, 2023, and 2022 share-based compensation expense was $5.2 million, $6.3 million and $5.6 million of performance-based share expenses or $4.1 million, $4.8 million and $4.2 million, net of taxes, respectively.

The fair value of non-vested restricted stock is equal to the market price of our stock at the date of grant.

The following table summarizes the non-vested restricted stock activity for the year ended December 31, 2024:

		Time-Based		Performance-Based
		Restricted Stock		Restricted Stock
		Weighted		Weighted
	Time-Based	Average	Performance-Based	Average
	Restricted Stock	Grant Date	Restricted Stock	Grant Date
	Shares	Fair Value	Shares	Fair Value

Non-vested January 1, 2024	1,165,296	$36.51	292,790	$36.47
Granted	402,215	$45.50	208,736	$37.04
Vested	(408,670)	$34.31	(207,376)	$28.50
Forfeited	(195,182)	$39.88	(39,670)	$42.23
Non-vested at December 31, 2024	963,659	$40.52	254,480	$42.53

The following table summarizes the restricted stock granted during the respective years:

Time-based restricted stock grants	2024	2023	2022

Employees	367,127	344,122	383,288
Outside directors	35,088	40,272	46,056
Total	402,215	384,394	429,344

Weighted average grant date fair value	$45.50	$37.53	$41.46

Vesting period	1-5 years	1-5 years	1-5 years

The performance-based restricted stock granted in 2022 earned a 200% award therefore an additional 74,202 shares were issued to settle the award on the vesting date of January 2, 2025. The 2024 grant of performance-based restricted stock resulted in the issuance of 105,048 shares. The performance-based restricted stock grants were 106,874 in 2023 and 103,588 in 2022. The weighted average grant date fair value of these shares was $45.62 in 2024, $39.75 in 2023, and $42.12 in 2022.

The total fair value of restricted shares vested during the years ended December 31, 2024, 2023, and 2022 was $27.8 million, $26.1 million and $22.7 million, respectively.

As of December 31, 2024, 2023, and 2022, there was $33.7 million, $34.0 million and $41.3 million of unrecognized compensation cost related to non-vested time-based compensation, respectively, that is expected to be recognized over a weighted average period for 2024, 2023, and 2022 of 2.66 years, 2.75 years and 2.67 years, respectively.

Additionally, as of December 31, 2024, 2023, and 2022 there was $6.2 million, $7.2 million and $7.6 million of unrecognized compensation cost, respectively, related to the non-vested performance-based restricted stock compensation that is expected to be recognized over a weighted average period of 1.5 years for 2024, 2023, and 2022.

During January 2025, we granted 406,585 shares of restricted stock, which includes 111,787 performance-based shares and 258,574 time-based shares, to certain employees and 36,224 shares of restricted stock to our Outside Directors with a weighted average grant date fair value of $44.17. These time-based grants vest ratably (once per year) over a five-year period for employees and a one-year period for Outside Directors. Performance-based grants vest after three years.

NOTE 14. Employee Benefit Plans

We have a profit-sharing plan under section 401(k) of the Internal Revenue Code. At our discretion, we partially match qualified contributions made by employees to the plan. We incurred expense related to the employer match for this plan of $7.7 million in 2024, $8.5 million in 2023 and $6.7 million in 2022.

In January 2005, we established the Hub Group, Inc. Non-qualified Deferred Compensation Plan (the “Plan”) to provide added incentive for the retention of certain key employees. Under the Plan, which was amended in 2008, participants can elect to defer certain compensation. Accounts grow on a tax-deferred basis to the participant. Restricted investments included in the Consolidated Balance Sheets represent the fair value of the mutual funds and other security investments related to the Plan as of December 31, 2024 and 2023. Both realized and unrealized gains and losses are included in income and expense and offset the change in the deferred compensation liability. We provide a 50% match on the first 6% of employee compensation deferred under the Plan which vests over three years with a maximum match equivalent to 3% of base salary. We incurred expenses of $0.2 million in 2024 and $0.3 million in both 2023 and 2022 related to the employer match for this plan. The assets related to the Plan as of December 31, 2024 and 2023 totaled $21.4 million and $20.5 million, respectively. The liabilities related to the Plan as of December 31, 2024 and 2023 totaled $21.4 million and $20.5 million, respectively.

NOTE 15. Legal Matters

We are involved in certain claims and pending litigation arising from the normal conduct of business, including putative class-action lawsuits involving employment related claims. Based on management's present knowledge, management does not believe that any potential unrecorded loss contingencies arising from these pending matters are likely to have a material adverse effect on our overall financial position, operating results, or cash flows after taking into account any existing accruals for settlements or losses determined to be probable and estimable. However, actual outcomes could be material to our financial position, operating results or cash flows for any particular period.

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

We purchased 1,830,275 shares for $79.0 million during 2024, 4,020,598 shares for $153.9 million during 2023 and 2,957,330 shares for $118.1 million in 2022. These amounts include the number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock, which do not reduce the repurchase authority under our share repurchase program.

NOTE 17. Related Party Transactions

In August 2022, we entered into a Common Stock Exchange and Repurchase Agreement (the “Agreement”) with entities affiliated with David P. Yeager, then our Chairman of the Board of Directors and Chief Executive Officer (collectively, the “DPY Entities”) and entities affiliated with Mark A. Yeager, the brother of David P. Yeager (collectively, the “MAY Entities”).

Pursuant to the Agreement, the MAY Entities transferred 243,755 shares of Class B Common Stock, $0.01 par value per share, to the DPY Entities in exchange for 685,456 shares of Class A Common Stock, $0.01 par value per share (the “Class A Exchange Shares”; such transfer in exchange for the Class A Exchange Shares is referred to herein as the “Exchange”). Immediately after the consummation of the Exchange, the MAY Entities sold to us (i) all of the Class A Exchange Shares and (ii) 87,393 shares of Class B Common Stock (the “Remaining Class B Shares”), representing all of the remaining shares of Class B Common Stock owned by the MAY Entities, for an aggregate purchase price of $34.8 million (the “Repurchase” and, together with the “Exchange,” the “Transaction”). The purchase price for the Repurchase was based on a price per share equal to the closing price of Class A Common Stock on the Nasdaq Global Market on the date of the Agreement. In accordance with our Certificate of Incorporation, the Remaining Class B Shares acquired by us were cancelled and converted into Class A Common Stock upon acquisition and are not available for reissuance.

The Transaction was approved by our Audit Committee of the Board pursuant to our Related Person Transaction Policy approval procedures.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

MANAGEMENT’S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2024, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

No significant changes were made in our internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate controls over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria), management concluded that our internal control over financial reporting was effective as of December 31, 2024.

On October 23, 2024, we entered into an investment agreement with Corporación Interamericana de Logística, S.A. de C.V. and certain associated entities (commonly known as “EASO”) to acquire a controlling interest in EASO. We are currently integrating processes, employees, technologies and operations. As permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), we excluded EASO from our assessment of our internal control over financial reporting as of December 31, 2024. Management will continue to evaluate our internal controls over financial reporting as we complete our integration. As of December 31, 2024, EASO represented 5.3% of total assets and 5.7% of net assets. For the year ended December 31, 2024, EASO represented 0.5% of revenues and 0.1% of net income.

Management believes, however, that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements, included in this report, has issued an attestation report on our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Hub Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hub Group, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hub Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Corporación Interamericana de Logística, S.A. de C.V. and certain associated entities (commonly known as “EASO”), which were acquired on October 23, 2024 and is included in the 2024 consolidated financial statements of the Company and constituted 5.3% and 5.7% of total and net assets, respectively, as of December 31, 2024 and 0.5% and 0.1% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of EASO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(b), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2025

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K.

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

We have adopted an Insider Trading Policy that governs the purchase, sale and other disposition of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and Nasdaq listing standards. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to our Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Equity Compensation Plan Information. The following table sets forth information about securities authorized for issuance under our compensation plans (including individual compensation arrangements) as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	2,169,625
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,169,625

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

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following consolidated financial statements of the Registrant are included under Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - December 31, 2024 and December 31, 2023

Consolidated Statements of Income - Years ended December 31, 2024, December 31, 2023 and December 31, 2022

Consolidated Statements of Comprehensive Income - Years ended December 31, 2024, December 31, 2023 and December 31, 2022

Consolidated Statements of Stockholders’ Equity - Years ended December 31, 2024, December 31, 2023 and December 31, 2022

Consolidated Statements of Cash Flows - Years ended December 31, 2024, December 31, 2023 and December 31, 2022

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

SCHEDULE II

HUB GROUP, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Allowance for uncollectible trade accounts

	Balance at	Charged to	Charged to		Balance at
Year Ended	Beginning of	Costs and	Other		End of
December 31:	Year	Expenses	Accounts (1)	Deductions (2)	Year

2024	$34,709	$1,094	$(9,077)	$(1)	$26,725

2023	$38,580	$1,426	$(5,295)	$(2)	$34,709

2022	$20,061	$2,985	$15,557	$(23)	$38,580

Deferred tax valuation allowance

	Balance at	Charged to	Balance at
Year Ended	Beginning of	Costs and	End of
December 31:	Year	Expenses	Year

2024	$1,174	$1,747	$2,921

2023	$1,567	$(393)	$1,174

2022	$5,023	$(3,456)	$1,567

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

19	Hub Group, Inc. Insider Trading Policy
21	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
24.1	Powers of Attorney (included as part of the signature pages hereto)
31.1	Rule 13a-14(a) Certification of Phillip D. Yeager, Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Kevin W. Beth, Chief Financial Officer
32.1	Section 1350 Certifications of Phillip D. Yeager and Kevin W. Beth, Chief Executive Officer and Chief Financial Officer, respectively
97	Hub Group, Inc. Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Registrant's report on Form 10-K filed February 27, 2024)
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

* Management contract or compensatory plan or arrangement.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2025	HUB GROUP, INC.

	By	/s/ PHILLIP D. YEAGER
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Title	Date

/s/ Phillip D. Yeager	Vice Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2025
Phillip D. Yeager

/s/ Kevin W. Beth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2025
Kevin W. Beth

/s/ Brent M. Rhodes	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2025
Brent M. Rhodes

/s/ David P. Yeager	Executive Chairman of the Board of Directors	February 25, 2025
David P. Yeager

/s/ Mary H. Boosalis	Director	February 25, 2025
Mary H. Boosalis

/s/ Lisa Dykstra	Director	February 25, 2025
Lisa Dykstra

/s/ Michael E. Flannery	Director	February 25, 2025
Michael E. Flannery

/s/ James C. Kenny	Director	February 25, 2025
James C. Kenny

/s/ Peter B. McNitt	Director	February 25, 2025
Peter B. McNitt

/s/ Jenell Ross	Director	February 25, 2025
Jenell Ross

/s/ Martin P. Slark	Director	February 25, 2025
Martin P. Slark

/s/ Gary Yablon	Director	February 25, 2025
Gary Yablon