Form 10-Q
period 2025-03-31
Hub Group, Inc.
filed 2025-05-09
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025 or

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

On May 2, 2025, the registrant had 60,669,535 outstanding shares of Class A common stock, par value $.01 per share, and 574,903 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUB GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31,	December 31,
	2025	2024
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$112,674	$98,248
Restricted cash	28,436	28,700
Accounts receivable trade, net	568,610	581,516
Accounts receivable other	10,273	10,880
Prepaid taxes	9,177	15,115
Prepaid expenses and other current assets	23,642	33,870
TOTAL CURRENT ASSETS	752,812	768,329

Restricted investments	18,492	21,642
Property and equipment, net	731,933	739,896
Right-of-use assets - operating leases	221,888	233,651
Right-of-use assets - financing leases	897	1,062
Other intangibles, net	258,744	267,357
Goodwill	812,235	814,309
Other non-current assets	24,524	22,097
TOTAL ASSETS	$2,821,525	$2,868,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$263,267	$279,982
Accounts payable other	32,318	29,069
Accrued payroll	27,609	32,833
Accrued other	87,573	91,441
Lease liability - operating leases	44,449	45,492
Lease liability - financing leases	636	663
Current portion of long-term debt	99,564	100,001
TOTAL CURRENT LIABILITIES	555,416	579,481

Deferred consideration	28,436	30,639
Long-term debt	152,504	164,361
Other non-current liabilities	50,083	51,004
Lease liability - operating leases	188,108	197,664
Lease liability - financing leases	193	330
Deferred taxes	150,586	152,913

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2025 and 2024	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 72,303,228 shares issued in both 2025 and 2024; 60,688,110 shares outstanding in 2025 and 60,746,745 shares outstanding in 2024	723	723
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in 2025 and 2024	6	6
Additional paid-in capital	208,650	222,039
Retained earnings	2,041,622	2,022,265
Accumulated other comprehensive loss	(1,612)	(1,453)
Treasury stock; at cost, 11,615,118 shares in 2025 and 11,556,483 shares in 2024	(600,886)	(598,583)
Total Hub Group, Inc. equity	1,648,503	1,644,997
Non-controlling interests	47,696	46,954
TOTAL STOCKHOLDERS' EQUITY	1,696,199	1,691,951
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,821,525	$2,868,343

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF INCOME

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024

Operating revenue	$915,216	$999,493

Operating expenses:
Purchased transportation and warehousing	657,924	740,172
Salaries and benefits	149,413	144,497
Depreciation and amortization	32,578	38,331
Insurance and claims	10,882	12,618
General and administrative	27,146	27,234
Gain on sale of assets, net	(65)	(498)
Total operating expenses	877,878	962,354

Operating income	37,338	37,139

Other income (expense):
Interest expense	(3,246)	(3,899)
Interest income	1,254	1,393
Other, net	295	(170)
Total other expense, net	(1,697)	(2,676)

Income before provision for income taxes	35,641	34,463

Provision for income taxes	8,447	7,410

Net income	27,194	27,053

Less: net income attributable to non-controlling interests	347	-

Net income attributable to Hub Group, Inc.	$26,847	$27,053

Basic earnings per common share	$0.45	$0.44

Diluted earnings per common share	$0.44	$0.44

Basic weighted average number of shares outstanding	60,190	61,325
Diluted weighted average number of shares outstanding	60,420	61,666

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended
	March 31,
	2025	2024

Net income	$27,194	$27,053

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	236	(8)

Total comprehensive income	$27,430	$27,045

Less: comprehensive income attributable to non-controlling interests	742	-

Comprehensive income attributable to Hub Group, Inc.	$26,688	$27,045

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A & B				Accumulated
	Common Stock		Additional		Other	Treasury		Non-
	Shares		Paid-in	Retained	Comprehensive	Stock		Controlling
	Issued	Amount	Capital	Earnings	Income	Shares	Amount	Interests	Total
Balance December 31, 2023	76,099,092	$761	$209,830	$1,949,110	$(129)	(13,323,268)	$(524,927)		$1,634,645
Adjustment related to stock split	(3,220,961)	(32)	32	-	-	3,220,961	-	-	-
Net income attributable to Hub Group, Inc.	-	-	-	27,053	-	-	-	-	27,053
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(186,067)	(8,486)	-	(8,486)
Purchase of treasury stock	-	-	-	-	-	(587,928)	(25,756)	-	(25,756)
Federal excise tax on purchased treasury stock	-	-	-	-	-	-	(1,470)	-	(1,470)
Issuance of restricted stock awards, net of forfeitures	-	-	(4,938)	-	-	420,518	4,938	-	-
Share-based compensation expense	-	-	4,040	-	-	-		-	4,040
Dividends paid				(7,626)	-	-	-	-	(7,626)
Dividends accrued				(176)	-	-	-	-	(176)
Foreign currency translation adjustment	-	-	-	-	(8)	-	-	-	(8)
Balance March 31, 2024	72,878,131	$729	$208,964	$1,968,361	$(137)	(10,455,784)	$(555,701)	$-	$1,622,216

Balance December 31, 2024	72,878,131	$729	$222,039	$2,022,265	$(1,453)	(11,556,483)	$(598,583)	$46,954	$1,691,951
Net income attributable to Hub Group, Inc.	-	-	-	26,847	-	-	-	-	26,847
Net income attributable to non-controlling interests	-	-	-	-	-	-	-	347	347
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(148,024)	(6,531)	-	(6,531)
Purchase of treasury stock	-	-	-	-	-	(330,441)	(13,814)	-	(13,814)
Issuance of restricted stock awards, net of forfeitures	-	-	(18,042)	-	-	419,830	18,042	-	-
Share-based compensation expense	-	-	4,653	-	-	-	-	-	4,653
Dividends paid	-	-	-	(7,500)	-	-	-	-	(7,500)
Change in unvested dividends	-	-	-	10	-	-	-	-	10
Foreign currency translation adjustment	-	-	-	-	(159)	-	-	395	236
Balance March 31, 2025	72,878,131	$729	$208,650	$2,041,622	$(1,612)	(11,615,118)	$(600,886)	$47,696	$1,696,199

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$27,194	$27,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and right-of-use assets	47,046	49,605
Deferred taxes	(2,054)	(3,025)
Non-cash share-based compensation expense	4,653	4,040
Gain on sale of assets, net	(65)	(498)
Changes in operating assets and liabilities, net of acquisition:
Restricted investments	2,153	370
Accounts receivable, net	13,567	9,652
Prepaid taxes	5,942	7,253
Prepaid expenses and other current assets	10,232	12,468
Other non-current assets	(3,326)	(880)
Accounts payable	(13,532)	(24,755)
Accrued expenses	(10,446)	11,462
Non-current liabilities	(11,329)	(12,229)
Net cash provided by operating activities	70,035	80,516

Cash flows from investing activities:
Proceeds from sale of equipment	3,625	3,442
Purchases of property and equipment	(19,190)	(17,524)
Net cash used in investing activities	(15,565)	(14,082)

Cash flows from financing activities:
Repayments of long-term debt	(26,379)	(27,422)
Purchase of treasury stock	(13,814)	(25,756)
Dividends paid	(7,500)	(7,626)
Stock withheld for payments of withholding taxes	(6,531)	(8,486)
Finance lease payments	(163)	(606)
Proceeds from issuance of debt	14,072	11,550
Net cash used in financing activities	(40,315)	(58,346)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	7	4

Net increase in cash and cash equivalents and restricted cash	14,162	8,092
Cash and cash equivalents and restricted cash at beginning of the period	126,948	187,270
Cash and cash equivalents and restricted cash at end of the period	$141,110	$195,362

Supplemental disclosures of cash flow:
Interest paid	$3,163	$3,983
Income taxes (received) paid	$(107)	$(1,442)

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of March 31, 2025 and results of operations for the three months ended March 31, 2025 and 2024.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the condensed consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 10-K”). Results of operations in interim periods are not necessarily indicative of results to be expected for a full year due partially to seasonality.

On March 5, 2025, the Board declared a quarterly cash dividend of $0.125 per share on the Company’s Class A and Class B common stock. The dividend was paid on March 28, 2025 to stockholders of record as of March 18, 2025. The declaration and payment of the quarterly cash dividend was subject to the approval of the Board at its sole discretion and in compliance with applicable laws and regulations.

In October 2023, the Board authorized the purchase of up to $250 million of our Class A Common Stock pursuant to a share repurchase program. During the three months ended March 31, 2025, we purchased 330,441 shares for approximately $13.8 million under this program.

NOTE 2. Earnings Per Share

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended, March 31,
	2025	2024

Net income for basic and diluted earnings per share	$27,194	$27,053

Less: net income attributable to non-controlling interests	$347	$-

Net income attributable to Hub Group, Inc.	$26,847	$27,053

Weighted average shares outstanding - basic	60,190	61,325

Dilutive effect of restricted stock	230	341

Weighted average shares outstanding - diluted	60,420	61,666

Earnings per share net income
Basic	$0.45	$0.44
Diluted	$0.44	$0.44

NOTE 3. Acquisitions

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

The initial accounting for the EASO transaction is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the acquired net assets as well as non-controlling interests. In addition, we are in the preparation and review process of the valuation of certain acquired assets, liabilities, and non-controlling interest used in determining the purchase accounting. Finally, certain post-closing activities outlined in the investment agreement remain incomplete. As a result, the amounts recorded in the condensed consolidated financial statements related to the EASO transaction are preliminary and the measurement period remains open.

The following table summarizes the preliminary purchase price allocation to the assets acquired and liabilities assumed as of the date of the investment agreement (in thousands):

October 23, 2024
Cash and cash equivalents	$2,018
Accounts receivable trade, net	15,138
Other receivables	8,258
Prepaid taxes	1,174
Prepaid expenses and other current assets	1,790
Property and equipment, net	15,770
Right-of-use assets - operating leases	1,647
Other intangibles	36,661
Goodwill	41,195
Other non-current assets	243
Total assets acquired	$123,894

Accounts payable trade	$9,976
Accounts payable other	3,844
Accrued payroll	526
Accrued other	841
Lease liability - operating leases (current)	336
Current portion of long-term debt	1,031
Long-term debt	2,017
Lease liability - operating leases (non-current)	1,311
Deferred taxes	300
Total liabilities assumed	$20,182

Total purchase price allocation	$103,712
Less: non-controlling interests	48,996
Consideration transferred for 51% ownership	54,716
Less: contingent consideration due to sellers	3,721
Cash contributed for 51% ownership	50,995
Less: cash and cash equivalents acquired	2,018
Less: deferred cash consideration	28,436
Cash paid, net	$20,541

The following table summarizes the preliminary estimated acquisition date fair value of consideration transferred and purchase price allocation.

October 23, 2024
Cash	$22,559
Deferred cash consideration	28,436
Contingent consideration	3,721
Total consideration transferred	54,716
Non-controlling interests	48,996
Total purchase price allocation	$103,712

The EASO transaction was accounted for as a purchase business combination in accordance with ASC 805 “Business Combinations.” In connection with the transaction, we performed a consolidation analysis concluding that we control all EASO entities through either a majority voting interest or as the primary beneficiary of a variable interest entity. As a result, 100% of assets acquired, liabilities assumed and non-controlling interests were recorded in the accompanying Condensed Consolidated Balance Sheet at their preliminary estimated fair values as of October 23, 2024, with the remaining unallocated purchase price recorded as goodwill. The goodwill recognized in the EASO transaction was primarily attributable to potential expansion and future development of the business. This goodwill is not expected to be deductible for tax purposes.

Total consideration transferred includes $28.4 million of deferred cash consideration, all or a portion of which may be paid at least two years after the closing date of the transaction. As a result of the restrictions on this deferred consideration in the investment agreement, we have classified the associated cash as Restricted Cash in the accompanying Condensed Consolidated Balance Sheet. As of March 31, 2025, the balances of Deferred Consideration and Restricted Cash were both $28.4 million, on the Condensed Consolidated Balance Sheet.

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

The components of “Other intangibles” listed in the above table as of the transaction date are preliminarily estimated based on prior acquisitions as follows (in thousands):

	Closing Date	Accumulated	Balance at	Estimated Useful
	Amount	Amortization	March 31, 2025	Life
Customer relationships	$31,661	$1,283	$30,378	10 years
Trade name	5,000	139	4,861	15 years
Subtotal	$36,661	$1,422	35,239
Effect of translation			(902)
Ending Balance			$34,337

The above intangible assets are amortized using the straight-line method. Amortization expense related to this transaction for the three months ended March 31, 2025 was $0.9 million. The intangible assets have a weighted average useful life of approximately 10.30 years as of March 31, 2025.

Amortization expense related to EASO investment agreement for the next five years is estimated as follows (in thousands):

Total
2025 (Remainder of year)	$2,543
2026	3,390
2027	3,390
2028	3,390
2029	3,390

NOTE 4. Segment Reporting

Our CEO has been identified as our Chief Operating Decision Maker (“CODM”). We have two reportable segments: Intermodal and Transportation Solutions (“ITS”) and Logistics which are based primarily on the services each segment provides. Our ITS segment includes our asset-light business lines: intermodal and dedicated trucking. Our Logistics segment includes our non-asset business lines: managed transportation, truck brokerage, final mile and consolidation and fulfillment services. Our CODM uses operating income by segment to make decisions over the allocation of capital and resources and assess the performance of our segments.

Intermodal and Transportation Solutions. Our ITS segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery (referred to as “drayage”) as well as high service local and regional trucking transportation using equipment dedicated to their needs. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. As of March 31, 2025, we operated trucking terminals at 32 locations throughout the United States and Mexico, with locations in many large metropolitan areas. We also contract for services with independent owner-operators who supply their own equipment and operate under our regulatory authority. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of March 31, 2025, our trucking transportation operation consisted of approximately 2,300 tractors, 3,300 employee drivers and 4,600 trailers. We also contract for services with approximately 500 independent owner-operators.

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

The following tables summarize our financial and operating data by segment (in thousands):

			Inter-Segment
Three Months Ended March 31, 2024	ITS	Logistics	Eliminations	Total

Operating revenue	$552,033	$480,224	$(32,764)	$999,493

Operating expenses
Purchased transportation and warehousing	388,205	384,425	(32,430)
Salaries and benefits	85,401	34,708	-
Depreciation and amortization	24,057	8,821	-
Insurance and claims	9,842	1,785	(334)
General and administrative	6,843	5,836	-
Corporate allocations	25,155	20,541	-
(Gain) / loss on sale of assets, net	(501)	-	-
Total operating expenses	539,002	456,116	(32,764)	962,354

Operating income	$13,031	$24,108	$-	$37,139

			Inter-Segment
Three Months Ended March 31, 2025	ITS	Logistics	Eliminations	Total

Operating revenue	$530,022	$411,001	$(25,807)	$915,216

Operating expenses
Purchased transportation and warehousing	363,915	319,520	(25,513)
Salaries and benefits	89,531	34,856	-
Depreciation and amortization	18,950	8,286	-
Insurance and claims	8,899	1,591	(294)
General and administrative	8,571	4,487	-
Corporate allocations	26,172	18,972	-
(Gain) / loss on sale of assets, net	(65)	-	-
Total operating expenses	515,973	387,712	(25,807)	877,878

Operating income	$14,049	$23,289	$-	$37,338

Revenue from external customers attributable to the United States was $890.5 million and $999.4 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Revenue attributable to Mexico was $24.7 million and $0.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

Separate balance sheets are not presented by segment to our Chief Operating Decision Maker (“CODM”). Our CODM uses consolidated asset information to make capital decisions.

NOTE 5. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of March 31, 2025 and December 31, 2024. As of March 31, 2025, the fair value of the Company’s fixed-rate borrowings was $1.9 million higher than the carrying value of $252.1 million. As of December 31, 2024, the $264.4 million carrying value of our fixed-rate borrowings approximated the fair value. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of March 31, 2025 and December 31, 2024, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts, and money market accounts.

Restricted Cash of $28.4 million and $28.7 million as of March 31, 2025 and December 31, 2024, respectively, includes cash held in both deposit accounts and escrow accounts that are not subject to remeasurement on a recurring basis.

Restricted investments included $18.5 million and $21.6 million as of March 31, 2025 and December 31, 2024, respectively, of mutual funds and other security investments which are reported at fair value. These investments relate to our non-qualified deferred compensation plan and insurance deposits.

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

We have standby letters of credit that expire in 2025. As of March 31, 2025 and December 31, 2024, our letters of credit were $0.7 and $ 0.8 million, respectively.

As March 31, 2025 and December 31, 2024, we had no borrowings under our Credit Agreement and our unused and available borrowings were $349.3 million and $349.2 million, respectively. We were in compliance with the financial covenants in our debt agreement as of March 31, 2025 and December 31, 2024.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	March 31,	December 31,
	2025	2024

Interim funding for equipment received and expected to be converted to an equipment note in a subsequent period; interest paid at a variable rate	$1,144	$-

Secured Equipment Note maturing in 2030 commencing in 2025; interest is paid monthly at a fixed annual rate of 5.40%	12,582	-

Secured Equipment Notes maturing on various dates in 2029 commencing on various dates in 2024; interest is paid monthly at a fixed annual rate between 5.11% and 6.24% (1)	20,118	21,400

Secured Equipment Notes maturing on various dates in 2028 commencing on various dates in 2023; interest is paid monthly at a fixed annual rate between 5.21% and 6.32%	79,855	85,050

Secured Equipment Notes maturing on various dates in 2027 commencing on various dates in 2022 and 2023; interest is paid monthly at a fixed annual rate between 2.07% and 6.45%	98,207	108,411

Secured Equipment Notes maturing on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	31,606	36,942

Secured Equipment Notes maturing on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	8,556	12,559

Total debt	252,068	264,362

Less current portion of long-term debt	(99,564)	(100,001)
Total long-term debt	$152,504	$164,361

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

Statements in this section and other parts of this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that might cause the actual performance of the Company to differ materially from those expressed or implied by this discussion and, therefore, should be viewed with caution. Further information on the risks that may affect the Company’s business is included in filings it makes with the SEC from time to time, including those discussed under the “Risk Factors” section in the 2024 10-K and subsequent filings. The Company assumes no obligation to update any such forward-looking statements.

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

We concluded we have two reportable segments, Intermodal and Transportation Solutions (“ITS”) and Logistics, which are based primarily on the services each segment provides.

Intermodal and Transportation Solutions. Our ITS segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery as well as high service local and regional trucking transportation using equipment dedicated to their needs. In the first quarter of 2025, approximately 76% of our drayage services was provided by our own fleet. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of March 31, 2025, our trucking transportation operation consisted of approximately 2,300 tractors, 3,300 employee drivers and 4,600 trailers. We also contract for services with approximately 500 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

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

We are focused on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 66% of revenue for the three months ended March 31, 2025, while one customer accounted for more than 10% of our quarterly revenue in both segments in both 2025 and 2024. We use various performance indicators to manage our business. We closely monitor profit levels for our customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service levels are also monitored closely.

The following table includes the one customer that represented 10% or more of our quarterly revenue by segment for the three months ending March 31, 2025 and 2024, respectively:

	Three Months Ended
Customer A	March 31,
	2025	2024
ITS	15%	19%
Logistics	17%	15%
Total operating revenue	16%	18%

Uncertainties and risks to our outlook include inflation, increased healthcare costs, a slowdown in consumer spending (driven by, among other factors, tariffs, inflation, increases in interest rates, an economic recession and geopolitical concerns), a shift by consumers to spending on services at the expense of goods, an increase of retailers’ inventory levels, the ability of customers to pay our accounts receivable, a significant increase in transportation supply in the marketplace, aggressive pricing actions by our competitors and any inability to pass cost increases, such as transportation and warehouse costs, through to our customers, economic factors such as the impact of potentially increasing tariffs between trading partners, all of which could have a materially negative impact on our revenue, profitability and cash flow in 2025. Exiting of truckload capacity, retail inventory levels declining leading to restocking demand, a return of typical shipping peak season demands and a stronger used tractor market could have a materially positive impact on our revenue, profitability and cash flows in 2025.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table summarizes our operating revenue and operating income by segment (in thousands):

	Three Months Ended
Operating Revenue	March 31,
	2025	2024
Intermodal and Transportation Solutions	$530,022	$552,033
Logistics	411,001	480,224
Inter-segment eliminations	(25,807)	(32,764)
Total operating revenue	$915,216	$999,493

	Three Months Ended
Operating Income	March 31,
	2025	2024
Intermodal and Transportation Solutions	$14,049	$13,031
Logistics	23,289	24,108
Total operating income	$37,338	$37,139

Operating Revenue and Operating Income

Total consolidated operating revenue decreased 8% to $915 million in 2025 from $999 million in 2024.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 4% to $530 million primarily due to mix, price and fuel partially offset by higher intermodal volumes of 8%. ITS operating income increased to $14 million, or 2.7% of revenue, as compared to $13 million, 2.4% of revenue in the prior year, due to cost control efforts, lower dedicated start-up costs, and improved insurance and claims expenses.

Logistics revenue decreased 14% to $411 million primarily due to lower volume and revenue per load in our brokerage business, exiting of unprofitable business in consolidation and fulfillment, and seasonal softness in managed transportation and final mile businesses. Logistics operating income decreased to $23 million, 5.7% of revenue, as compared to $24 million, 5.0% of revenue, due to positive contribution from consolidation and fulfillment, managed transportation, and final mile fully offset a lower brokerage margin.

The following is a summary of operating results and certain items in the condensed consolidated statements of income as a percentage of revenue:

	Three Months Ended
	March 31,
	2025		2024

Operating revenue	$915,216	100.0%	$999,493	100.0%

Operating expenses:
Purchased transportation and warehousing	657,924	71.9%	740,172	74.1%
Salaries and benefits	149,413	16.3%	144,497	14.4%
Depreciation and amortization	32,578	3.6%	38,331	3.8%
Insurance and claims	10,882	1.2%	12,618	1.3%
General and administrative	27,146	2.9%	27,234	2.7%
Gain on sale of assets, net	(65)	0.0%	(498)	0.0%
Total operating expenses	877,878	95.9%	962,354	96.3%

Operating income	37,338	4.1%	37,139	3.7%

Other income (expense):
Interest expense	(3,246)	-0.3%	(3,899)	-0.4%
Interest income	1,254	0.1%	1,393	0.1%
Other, net	295	0.0%	(170)	0.0%
Total other expense, net	(1,697)	-0.2%	(2,676)	-0.3%

Income before provision for income taxes	35,641	3.9%	34,463	3.4%

Provision for income taxes	8,447	0.9%	7,410	0.7%

Net income	$27,194	3.0%	$27,053	2.7%

CONSOLIDATED OPERATING EXPENSES, OTHER EXPENSES AND INCOME TAXES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 11% to $658 million in 2025 from $740 million in 2024. As a percentage of revenue, purchased transportation and warehousing costs decreased to 71.9% in 2025 from 74.1% in 2024.

Purchased transportation and warehousing costs declined as compared to the prior year due to lower rail and third-party warehouse costs. The reduction in warehouse costs is primarily driven by the completion of our network optimization project in 2024.

Salaries and Benefits

Salaries and benefits increased to $149 million in 2025 from $144 million in 2024. As a percentage of revenue, salaries and benefits increased to 16.3% in 2025 from 14.4% in 2024.

The salaries and benefits increase of $5 million was primarily due to an increase in driver compensation and warehouse labor costs driven by additional warehouse and driver team members and the addition of EASO.

Headcount, which includes drivers, warehouse personnel and office employees, was 6,386 as of March 31, 2025 and 5,897 as of March 31, 2024, respectively. The increase in headcount related primarily to additional warehouse and driver team members as well as office employees and drivers due to the EASO transaction.

Depreciation and Amortization

Depreciation and amortization expense decreased to $33 million in 2025 from $38 million in 2024. This expense decrease was related primarily to decreased container depreciation expense resulting from changes made in the third quarter of 2024 to the estimated useful lives of our containers. This expense, as a percentage of revenue, decreased to 3.6% in 2025 from 3.8% in 2024. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense decreased to $11 million in 2025 from $13 million in 2024. This decrease was primarily due to less claim expenses related to auto liability claims in 2025. These expenses, as a percentage of revenue, decreased to 1.2% in 2025 from 1.3% in 2024.

General and Administrative

General and administrative expenses remained consistent at $27 million in both 2025 and 2024. These expenses, as a percentage of revenue, increased to 2.9% in 2025 from 2.7% in 2024.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $0.1 million in 2025 from $0.5 million in 2024. This decrease resulted from both less units sold and a lower average gain per unit sold in 2025 as compared to 2024.

Other Income (Expense), Net

Other Expense decreased to $2 million in 2025 from $3 million in 2024. Interest expense decreased to $3 million in 2025 from $4 million in 2024 due primarily to lower average debt balances. Interest income remained consistent at $1 million in both 2025 and 2024.

Provision for Income Taxes

The provision for income taxes increased to $8 million in 2025 from $7 million in 2024. We provided for income taxes using an effective rate of 23.7% in 2025 and an effective rate of 21.5% in 2024. The first quarter 2025 effective tax rate exceeded the rate from 2024 as we had a smaller rate benefit related to stock-based compensation in 2025 than in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments and future dividends through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of March 31, 2025, we had $113 million of cash. In addition, we had $18 million of restricted investments and $28 million of restricted cash, which are held for payments of long-term liabilities and the deferred cash consideration from the EASO transaction, respectively. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. In prior years, we have funded our business acquisitions from cash on hand. Payments for our other investing activities, such as our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities, including the purchase of treasury stock and dividend payments have been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the three months ended March 31, 2025 was $70 million, which resulted primarily from net income of $27 million, non-cash charges of $50 million partially offset by changes in operating assets and liabilities of $7 million.

Cash provided by operating activities totaled $70 million in 2025 compared to $81 million in 2024. The $11 million decrease in cash flow was primarily due to decreases in non-cash charges of $1 million plus a decrease in the change of assets and liabilities of $10 million.

Net cash used in investing activities for the three months ended March 31, 2025 was $16 million which resulted from capital expenditures of $19 million, partially offset by proceeds from the sale of equipment of $3 million. Capital expenditures of $19 million related primarily to tractors of $13 million, technology investments of $4 million, and warehouse equipment of $2 million.

Capital expenditures increased by approximately $2 million in 2025 as compared to 2024. The 2025 increase was due primarily to increased spend on tractors of $3 million and warehouse equipment of $1 million, partially offset by less spend on containers of $2 million.

In 2025, we estimate capital expenditures will range from $40 million to $50 million. We expect to focus these expenditures on replacements for tractors that have reached the end of their useful life as well as technology investments. We do not plan to purchase containers in 2025.

Net cash used in financing activities for the three months ended March 31, 2025 was $40 million which includes repayments of long-term debt of $26 million, purchase of treasury stock of $14 million, dividends paid and cash for stock tendered for payments of withholding taxes of $7 million each, partially offset by the proceeds from the issuance of debt of $14 million. Debt incurred in 2025 was used to fund the purchase of transportation equipment.

The $18 million decrease in cash used in financing activities for 2025 versus 2024 was primarily due to a decrease in the purchase of treasury stock of $12 million, increased proceeds from the issuance of debt of $3 million, a decrease in stock tendered for payments of withholding taxes of $2 million, and a decrease in repayments of long-term debt of $1 million.

As a result of anticipated unfavorable timing differences, primarily related to depreciation and compensation, we expect our cash paid for income taxes in 2025 to exceed our income tax expense.

See Note 6 of the condensed consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2025. As of both March 31, 2025 and December 31, 2024, our letters of credit were $1 million.

At March 31, 2025, and December 31, 2024, we had no borrowings under our respective credit agreements. Our unused and available borrowings were $349 million. We were in compliance with the financial covenants in our credit agreements as of March 31, 2025 and December 31, 2024.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the company's 2024 Annual Report on Form 10-K for a complete discussion regarding our critical accounting policies and estimates. As of March 31, 2025, there were no material changes to our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of March 31, 2025 from that presented in our 2024 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of March 31, 2025, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in shares of our stock involves certain risks, including those identified and described in Part I, Item 1A of our 2024 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business and stock price can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2024 Form 10-K.

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

During the three months ended March 31, 2025, we purchased 330,441 shares for approximately $13.8 million under the 2023 Program.

During the three months ended March 31, 2025, we purchased 148,024 shares for approximately $6.5 million related to withholding upon vesting of restricted stock.

The table below includes information on a monthly basis regarding shares purchased under the 2023 Program and the number of shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the first quarter of 2025. Shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock do not reduce the repurchase authority under the 2023 Program.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Program
	Purchased	Per Share	Announced Plan	(in 000’s)
January 2025	147,939	$44.17	-	$155,348
February 2025	281,586	$41.95	281,586	$143,540
March 2025	48,940	$40.95	48,855	$141,540
Total	478,465	$42.54	330,441	$141,540

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits INDEX TO EXHIBITS

Number	Exhibit

31.1	Rule 13a-14(a) Certification of Phillip D. Yeager, Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Kevin W. Beth, Chief Financial Officer

32.1	Section 1350 Certification of Phillip D. Yeager and Kevin W. Beth, Chief Executive Officer and Chief Financial Officer, respectively
101

Interactive data files for Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Balance Sheets (unaudited); (ii) the Unaudited Condensed Consolidated Statements of Income; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income; (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity; (v) the Unaudited Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements. XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Hub Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (formatted in Inline XBRL and included in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HUB GROUP, INC.

DATE:	May 9, 2025	/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief
Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Brent M. Rhodes
Brent M. Rhodes
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)