Form 10-Q
period 2025-06-30
Hub Group, Inc.
filed 2025-08-06
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025 or

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

On July 31, 2025, the registrant had 60,644,678 outstanding shares of Class A common stock, par value $.01 per share, and 574,903 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUB GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30,	December 31,
	2025	2024
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$137,048	$98,248
Restricted cash	26,553	28,700
Accounts receivable trade, net	541,554	581,516
Accounts receivable other	11,887	10,880
Prepaid taxes	11,060	15,115
Prepaid expenses and other current assets	17,337	33,870
TOTAL CURRENT ASSETS	745,439	768,329

Restricted investments	20,005	21,642
Property and equipment, net	725,200	739,896
Right-of-use assets - operating leases	219,925	233,651
Right-of-use assets - financing leases	731	1,062
Other intangibles, net	259,300	267,357
Goodwill	804,019	814,309
Other non-current assets	25,432	22,097
TOTAL ASSETS	$2,800,051	$2,868,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$235,295	$279,982
Accounts payable other	31,260	29,069
Accrued payroll	26,820	32,833
Accrued other	90,337	91,441
Lease liability - operating leases	44,006	45,492
Lease liability - financing leases	569	663
Current portion of long-term debt	97,641	100,001
TOTAL CURRENT LIABILITIES	525,928	579,481

Deferred consideration	28,356	30,639
Long-term debt	134,279	164,361
Other non-current liabilities	51,551	51,004
Lease liability - operating leases	186,033	197,664
Lease liability - financing leases	96	330
Deferred taxes	147,600	152,913

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2025 and 2024.	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 72,303,228 shares issued in both 2025 and 2024; 60,641,237 shares outstanding in 2025 and 60,746,745 shares outstanding in 2024	723	723
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in 2025 and 2024.	6	6
Additional paid-in capital	216,107	222,039
Retained earnings	2,059,244	2,022,265
Accumulated other comprehensive gain (loss)	2,672	(1,453)
Treasury stock; at cost, 11,661,991 shares in 2025 and 11,556,483 shares in 2024	(603,793)	(598,583)
Total Hub Group, Inc. equity	1,674,959	1,644,997
Non-controlling interests	51,249	46,954
TOTAL STOCKHOLDERS' EQUITY	1,726,208	1,691,951
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,800,051	$2,868,343

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating revenue	$905,648	$986,495	$1,820,864	$1,985,988

Operating expenses:
Purchased transportation and warehousing	655,904	727,236	1,313,827	1,467,408
Salaries and benefits	143,310	141,856	292,723	286,352
Depreciation and amortization	32,387	37,772	64,966	76,103
Insurance and claims	10,644	12,639	21,526	25,257
General and administrative	28,925	27,877	56,070	55,111
Loss (gain) on sale of assets, net	130	(413)	65	(910)
Total operating expenses	871,300	946,967	1,749,177	1,909,321

Operating income	34,348	39,528	71,687	76,667

Other income (expense):
Interest expense	(3,148)	(3,689)	(6,395)	(7,588)
Interest income	1,019	1,808	2,274	3,201
Other, net	728	(66)	1,023	(236)
Total other expense, net	(1,401)	(1,947)	(3,098)	(4,623)

Income before provision for income taxes	32,947	37,581	68,589	72,044

Provision for income taxes	7,916	8,566	16,363	15,976

Net income	25,031	29,015	52,226	56,068

Less: net (loss) income attributable to non-controlling interests	(216)	-	131	-

Net income attributable to Hub Group, Inc.	$25,247	$29,015	$52,095	$56,068

Basic earnings per common share	$0.42	$0.48	$0.87	$0.92

Diluted earnings per common share	$0.42	$0.47	$0.86	$0.91

Basic weighted average number of shares outstanding	60,002	60,710	60,096	61,018
Diluted weighted average number of shares outstanding	60,210	61,108	60,314	61,387

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS

OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$25,031	$29,015	$52,226	$56,068

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,053	(63)	8,289	(71)

Total comprehensive income	$33,084	$28,952	$60,515	$55,997

Less: comprehensive income attributable to non-controlling interests	3,553	-	4,295	-

Comprehensive income attributable to Hub Group, Inc.	$29,531	$28,952	$56,220	$55,997

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Class A & B				Accumulated
	Common Stock		Additional		Other			Non-
	Shares		Paid-in	Retained	Comprehensive	Treasury Stock		Controlling
	Issued	Amount	Capital	Earnings	Income (loss)	Shares	Amount	Interests	Total
Balance March 31, 2024	72,878,131	$729	$208,964	$1,968,361	$(137)	(10,455,784)	$(555,701)		$1,622,216
Net income attributable to Hub Group, Inc.	-	-	-	29,015	-	-	-	-	29,015
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(4,237)	(178)	-	(178)
Purchase of treasury stock	-	-	-	-	-	(179,875)	(7,182)	-	(7,182)
Federal excise tax on purchased treasury stock	-	-	-	-	-	-	(295)	-	(295)
Issuance of restricted stock awards, net of forfeitures	-	-	(3,011)	-	-	(10,329)	3,011	-	-
Share-based compensation expense	-	-	5,393	-	-	-	-	-	5,393
Dividends paid	-	-	-	(7,604)	-	-	-	-	(7,604)
Change in unvested dividends	-	-	-	(172)	-	-	-	-	(172)
Foreign currency translation adjustment	-	-	-	-	(63)	-	-	-	(63)
Balance June 30, 2024	72,878,131	$729	$211,346	$1,989,600	$(200)	(10,650,225)	$(560,345)	$-	$1,641,130

Balance March 31, 2025	72,878,131	$729	$208,650	$2,041,622	$(1,612)	(11,615,118)	$(600,886)	$47,696	$1,696,199
Net income attributable to Hub Group, Inc.	-	-	-	25,247	-	-	-	-	25,247
Net loss attributable to non-controlling interests	-	-	-	-	-	-	-	(216)	(216)
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(3,661)	(143)	-	(143)
Issuance of restricted stock awards, net of forfeitures	-	-	2,764	-	-	(43,212)	(2,764)	-	-
Share-based compensation expense	-	-	4,693	-	-	-	-	-	4,693
Dividends paid	-	-	-	(7,500)	-	-	-	-	(7,500)
Change in unvested dividends	-	-	-	(125)	-	-	-	-	(125)
Foreign currency translation adjustment	-	-	-	-	4,284	-	-	3,769	8,053
Balance June 30, 2025	72,878,131	$729	$216,107	$2,059,244	$2,672	(11,661,991)	$(603,793)	$51,249	$1,726,208

Balance December 31, 2023	76,099,092	$761	$209,830	$1,949,110	$(129)	(13,323,268)	$(524,927)		$1,634,645
Adjustment related to stock split	(3,220,961)	(32)	32	-	-	3,220,961	-	-	-
Net income attributable to Hub Group, Inc.	-	-	-	56,068	-	-	-	-	56,068
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(190,304)	(8,664)	-	(8,664)
Purchase of treasury stock	-	-	-	-	-	(767,803)	(32,938)	-	(32,938)
Federal excise tax on purchased treasury stock	-	-	-	-	-	-	(1,765)	-	(1,765)
Issuance of restricted stock awards, net of forfeitures	-	-	(7,949)	-	-	410,189	7,949	-	-
Share-based compensation expense	-	-	9,433	-	-	-	-	-	9,433
Dividends paid	-	-	-	(15,230)	-	-	-	-	(15,230)
Change in unvested dividends	-	-	-	(348)	-	-	-	-	(348)
Foreign currency translation adjustment	-	-	-	-	(71)	-	-	-	(71)
Balance June 30, 2024	72,878,131	$729	$211,346	$1,989,600	$(200)	(10,650,225)	$(560,345)	$-	$1,641,130

Balance December 31, 2024	72,878,131	$729	$222,039	$2,022,265	$(1,453)	(11,556,483)	$(598,583)	$46,954	$1,691,951
Net income attributable to Hub Group, Inc.				52,095	-	-	-	-	52,095
Net income attributable to non-controlling interests				-	-	-	-	131	131
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(151,685)	(6,673)		(6,673)
Purchase of treasury stock	-	-	-	-	-	(330,441)	(13,814)		(13,814)
Issuance of restricted stock awards, net of forfeitures	-	-	(15,277)	-	-	376,618	15,277		-
Share-based compensation expense	-	-	9,345	-	-	-	-	-	9,345
Dividends paid	-	-	-	(15,000)	-	-	-	-	(15,000)
Change in unvested dividends	-	-	-	(116)	-	-	-	-	(116)
Foreign currency translation adjustment	-	-	-	-	4,125	-	-	4,164	8,289
Balance June 30, 2025	72,878,131	$729	$216,107	$2,059,244	$2,672	(11,661,991)	$(603,793)	$51,249	$1,726,208

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$52,226	$56,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and right-of-use assets	94,448	99,100
Deferred taxes	(4,191)	(9,249)
Non-cash share-based compensation expense	9,345	9,433
Loss (gain) on sale of assets, net	65	(910)
Changes in operating assets and liabilities, net of acquisition:
Restricted investments	640	(281)
Accounts receivable, net	41,251	15,784
Prepaid taxes	4,191	4,537
Prepaid expenses and other current assets	16,910	19,697
Other non-current assets	(4,445)	(1,503)
Accounts payable	(43,705)	(14,270)
Accrued expenses	(13,552)	(6,542)
Non-current liabilities	(21,647)	(21,399)
Net cash provided by operating activities	131,536	150,465

Cash flows from investing activities:
Proceeds from sale of equipment	4,056	5,750
Purchases of property and equipment	(30,480)	(31,255)
Acquisitions, net of cash acquired	-	3,701
Net cash used in investing activities	(26,424)	(21,804)

Cash flows from financing activities:
Repayments of long-term debt	(51,729)	(53,233)
Purchase of treasury stock	(13,814)	(32,938)
Dividends paid	(15,000)	(15,230)
Stock withheld for payments of withholding taxes	(6,673)	(8,664)
Finance lease payments	(328)	(1,217)
Proceeds from issuance of debt	19,103	15,618
Net cash used in financing activities	(68,441)	(95,664)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(18)	(20)

Net increase in cash and cash equivalents and restricted cash	36,653	32,977
Cash and cash equivalents and restricted cash at beginning of the period	126,948	187,270
Cash and cash equivalents and restricted cash at end of the period	$163,601	$220,247

Supplemental disclosures of cash paid for:
Interest paid	$6,284	$7,413
Income taxes paid, net	$16,840	$20,684

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024.

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

On May 13, 2025, the Board declared a quarterly cash dividend of $0.125 per share on the Company’s Class A and Class B common stock. The dividend was paid on June 30, 2025 to stockholders of record as of June 23, 2025. The declaration and payment of the quarterly cash dividend was subject to the approval of the Board at its sole discretion and in compliance with applicable laws and regulations.

In October 2023, the Board authorized the purchase of up to $250 million of our Class A Common Stock pursuant to a share repurchase program. During the quarter ended June 30, 2025, we did not purchase any shares. During the six months ended June 30, 2025, we purchased 330,441 shares for approximately $13.8 million.

NOTE 2. Earnings Per Share

The Company has two classes of common stock, Class A and Class B, both of which have identical rights to dividends and share equally in the earnings of the Company. Accordingly, the Company presents a single calculation of basic and diluted earnings per share for both classes in accordance with the guidance in ASC 260 “Earnings Per Share”.

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income for basic and diluted earnings per share	$25,031	$29,015	$52,226	$56,068

Less: net (loss) income attributable to non-controlling interests	(216)	-	131	-

Net income attributable to Hub Group, Inc.	$25,247	$29,015	$52,095	$56,068

Weighted average shares outstanding - basic	60,002	60,710	60,096	61,018

Dilutive effect of restricted stock	208	398	218	369

Weighted average shares outstanding - diluted	60,210	61,108	60,314	61,387

Earnings per share - basic	$0.42	$0.48	$0.87	$0.92

Earnings per share - diluted	$0.42	$0.47	$0.86	$0.91

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

The following table summarizes the preliminary purchase price allocation to the assets acquired and liabilities assumed as of the date of the investment agreement (in thousands):

October 23, 2024
Cash and cash equivalents	$2,018
Accounts receivable trade, net	15,138
Other receivables	8,258
Prepaid taxes	1,174
Prepaid expenses and other current assets	1,790
Property and equipment, net	20,275
Right-of-use assets - operating leases	1,647
Other intangibles	42,511
Goodwill	30,507
Other non-current assets	243
Deferred taxes	780
Total assets acquired	$124,341

Accounts payable trade	$9,976
Accounts payable other	3,844
Accrued payroll	1,273
Accrued other	841
Lease liability - operating leases (current)	336
Current portion of long-term debt	1,031
Long-term debt	2,017
Lease liability - operating leases (non-current)	1,311
Total liabilities assumed	$20,629

Total purchase price allocation	$103,712
Less: non-controlling interests	48,996
Consideration transferred for 51% ownership	54,716
Less: contingent consideration due to sellers	3,721
Cash contributed for 51% ownership	50,995
Less: cash and cash equivalents acquired	2,018
Less: deferred cash consideration	28,436
Cash paid, net	$20,541

The following table summarizes the preliminary estimated acquisition date fair value of consideration transferred and purchase price allocation.

October 23, 2024
Cash	$22,559
Deferred cash consideration	28,436
Contingent consideration	3,721
Total consideration transferred	54,716
Non-controlling interests	48,996
Total purchase price allocation	$103,712

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

Total consideration transferred includes $28.4 million of deferred cash consideration, all or a portion of which may be paid at least two years after the closing date of the transaction. As a result of the restrictions on this deferred consideration in the investment agreement, we have classified the associated cash as Restricted Cash in the accompanying Condensed Consolidated Balance Sheet. As of June 30, 2025, the balances of Deferred Consideration and Restricted Cash were $28.4 million and $26.6 million, respectively, on the Condensed Consolidated Balance Sheet.

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

The components of “Other intangibles” listed in the above table as of the transaction date are preliminarily estimated as follows (in thousands):

	Closing Date	Accumulated	Balance at	Estimated Useful
	Amount	Amortization	June 30, 2025	Life
Customer relationships	$33,018	$1,512	$31,506	15 years
Trade name	9,493	326	9,167	20 years
Subtotal	$42,511	$1,838	40,673
Effect of translation			2,169
Ending Balance			$42,842

The above intangible assets are amortized using the straight-line method. Amortization expense related to the intangible assets acquired with this transaction was $0.4 million and $1.2 million for the three months and six months ended June 30, 2025, respectively. The intangible assets have a weighted average useful life of approximately 15.46 years as of June 30, 2025.

Amortization expense related to EASO investment agreement for the next five years is estimated as follows (in thousands):

Total
2025 (Remainder of year)	$1,341
2026	2,681
2027	2,681
2028	2,681
2029	2,681

The following table presents the total carrying amount of goodwill by segment (in thousands):

	ITS	Logistics	Total
Balance at December 31, 2024	$413,745	$400,564	$814,309
Adjustments	(12,891)	-	(12,891)
Currency translation adjustment	2,601	-	2,601
Balance at June 30, 2025	$403,455	$400,564	$804,019

The changes noted as "Adjustments" in the above table refer to preliminary purchase accounting adjustments related to the EASO acquisition recorded during the three month period ending June 30, 2025, primarily related to the increase in the valuation of intangibles for $5.9 million and the increase in valuation of property, plant, and equipment for $4.5 million.

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

Intermodal and Transportation Solutions. Our ITS segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery (referred to as “drayage”) as well as high service local and regional trucking transportation using equipment dedicated to their needs. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. As of June 30, 2025, we operated trucking terminals at 32 locations throughout the United States and Mexico, with locations in many large metropolitan areas. We also contract for services with independent owner-operators who supply their own equipment and operate under our regulatory authority. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of June 30, 2025, our trucking transportation operation consisted of approximately 2,400 tractors, 3,300 employee drivers and 4,500 trailers. We also contract for services with approximately 500 independent owner-operators.

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

The following tables summarize our financial and operating data by segment for the three months ended June 30, 2025 and June 30, 2024 (in thousands):

Three Months Ended
June 30, 2025
	ITS	Logistics	Eliminations	Total

Operating revenue	$528,184	$404,310	$(26,846)	$905,648

Operating expenses
Purchased transportation and warehousing	364,048	318,409	(26,553)
Salaries and benefits	87,716	32,556	-
Depreciation and amortization	19,140	8,250	-
Insurance and claims	9,423	868	(293)
General and administrative	8,298	6,233	-
Corporate allocations	25,018	18,053	-
(Gain) / loss on sale of assets, net	134	-	-
Total operating expenses	513,777	384,369	(26,846)	871,300

Operating income	$14,407	$19,941	$-	$34,348

Three Months Ended
June 30, 2024
	ITS	Logistics	Eliminations	Total

Operating revenue	$561,033	$459,088	$(33,626)	$986,495

Operating expenses
Purchased transportation and warehousing	397,129	363,424	(33,292)
Salaries and benefits	84,157	35,029	-
Depreciation and amortization	24,045	8,021	-
Insurance and claims	10,012	1,542	(334)
General and administrative	7,249	5,872	-
Corporate allocations	25,184	19,345	-
(Gain) / loss on sale of assets, net	(382)	(34)	-
Total operating expenses	547,394	433,199	(33,626)	946,967

Operating income	$13,639	$25,889	$-	$39,528

The following tables summarize our financial and operating data by segment for the six months ended June 30, 2025 and June 30, 2024 (in thousands):

Six Months Ended
June 30, 2025
	ITS	Logistics	Eliminations	Total

Operating revenue	$1,058,206	$815,311	$(52,653)	$1,820,864

Operating expenses
Purchased transportation and warehousing	727,962	637,929	(52,066)
Salaries and benefits	177,247	67,412	-
Depreciation and amortization	38,089	16,536	-
Insurance and claims	18,323	2,460	(587)
General and administrative	16,869	10,720	-
Corporate allocations	51,191	37,027	-
(Gain) / loss on sale of assets, net	68	(3)	-
Total operating expenses	1,029,749	772,081	(52,653)	1,749,177

Operating income	$28,457	$43,230	$-	$71,687

Six Months Ended
June 30, 2024
	ITS	Logistics	Eliminations	Total

Operating revenue	$1,113,066	$939,312	$(66,390)	$1,985,988

Operating expenses
Purchased transportation and warehousing	785,334	747,850	(65,722)
Salaries and benefits	169,558	69,737	-
Depreciation and amortization	48,103	16,841	-
Insurance and claims	19,855	3,327	(668)
General and administrative	14,092	11,708	-
Corporate allocations	50,337	39,886	-
(Gain) / loss on sale of assets, net	(883)	(34)	-
Total operating expenses	1,086,396	889,315	(66,390)	1,909,321

Operating income	$26,670	$49,997	$-	$76,667

The “Eliminations” column primarily relates to revenues for transportation management services provided to the Logistics segment and recognized as revenues in the ITS segment, and operating expenses incurred by the Logistics segment for these intercompany services.

The following table summarizes our revenue from external customers by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
United States	$878,479	$986,362	$1,769,045	$1,985,740
Mexico	27,169	133	51,819	248
Revenue from external customers	$905,648	$986,495	$1,820,864	$1,985,988

Separate balance sheets are not presented by segment to our Chief Operating Decision Maker (“CODM”). Our CODM does not utilize segment asset information to evaluate performance and make resource allocation decisions, and thus such disclosures are not provided.

NOTE 5. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2025 and December 31, 2024. As of June 30, 2025, the fair value of the Company’s fixed-rate borrowings was $2.6 million more than the historical carrying value of $231.9 million. As of December 31, 2024, the $264.4 million carrying value of the Company's fixed-rate borrowings approximated the fair value. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of June 30, 2025 and December 31, 2024, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts and money market accounts.

Restricted Cash of $26.6 million and $28.7 million as of June 30, 2025 and December 31, 2024, respectively, includes cash held in both deposit accounts and escrow accounts that are not subject to remeasurement on a recurring basis.

Restricted investments included $20.0 million and $21.6 million as of June 30, 2025 and December 31, 2024, respectively, of mutual funds and other security investments which are reported at fair value. These investments relate to our non-qualified deferred compensation plan and insurance deposits.

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

NOTE 6. Long-Term Debt and Financing Arrangements

On June 20, 2025, we entered into a five-year, $450 million credit agreement (the "Credit Agreement"). This Credit Agreement replaces the credit agreement dated as of February 24, 2022 (the “2022 Credit Agreement”). As part of this transition, all outstanding standby letters of credit issued under the 2022 Credit Agreement were transferred to the new Credit Agreement. We did not incur any early termination penalties in connection with the termination of the 2022 Credit Agreement.

Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (i) the secured overnight financing rate (published by the Federal Reserve Bank of New York, “SOFR”), plus a specified margin based on the term of such borrowing, plus a specified margin based upon our total net leverage ratio (as defined in the Credit Agreement) (the "Total Net Leverage Ratio"), or (ii) the base rate (which is the highest of (a) the administrative agent's prime rate, (b) the federal funds rate plus 0.50% or (c) the sum of 1% and one-month SOFR) plus a specified margin based upon the Total Net Leverage Ratio. The specified margin for SOFR loans varies from 100.0 to 175.0 basis points per annum. The specified margin for base rate loans varies from 0.0 to 75.0 basis points per annum. We must also pay (1) a commitment fee ranging from 10.0 to 25.0 basis points per annum (based upon the Total Net Leverage Ratio) on the aggregate unused commitments and (2) a letter of credit fee ranging from 100.0 to 175.0 basis points per annum (based upon the Total Net Leverage Ratio) on the undrawn amount of letters of credit. While any payment default exists, we must pay interest at a default rate equal to the applicable interest rate described above plus 2.0% per annum.

We have standby letters of credit that expire in 2025. As of June 30, 2025 and December 31, 2024, our letters of credit were $0.7 million and $0.8 million, respectively.

As of June 30, 2025 and December 31, 2024, we had no borrowings under the Credit Agreement and the 2022 Credit Agreement, and our unused and available borrowings were $449.3 million and $349.2 million, respectively. We were in compliance with our debt covenants as of June 30, 2025 and December 31, 2024.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):	June 30,	December 31,
	2025	2024
Interim funding for equipment received and expected to be converted to an equipment note in a subsequent period; interest paid at a variable rate	$857	$-

Secured Equipment Note maturing in 2030 commencing in 2025; interest is paid monthly at a fixed annual rate between 5.34% and 5.40%	17,710	-

Secured Equipment Notes maturing on various dates in 2029 commencing on various dates in 2024; interest is paid monthly at a fixed annual rate between 5.11% and 6.24% (1)	18,549	21,400

Secured Equipment Notes maturing on various dates in 2028 commencing on various dates in 2023; interest is paid monthly at a fixed annual rate between 5.21% and 6.32%	74,581	85,050

Secured Equipment Notes maturing on various dates in 2027 commencing on various dates in 2022 and 2023; interest is paid monthly at a fixed annual rate between 2.07% and 6.45%	88,315	108,411

Secured Equipment Notes maturing on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	26,337	36,942

Secured Equipment Notes maturing on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	5,571	12,559

Total debt	231,920	264,362

Less current portion of long-term debt	(97,641)	(100,001)

Total long-term debt	$134,279	$164,361

(1) Includes an immaterial amount of notes held at EASO with interest rates up to 13.95%.

NOTE 7. Legal Matters

The Company is involved in certain claims, commercial disputes and pending litigation arising from the normal conduct of business, including putative class-action lawsuits involving employment related claims. Based on management's present knowledge, management does not believe that any potential unrecorded loss contingencies arising from these pending matters are likely to have a material adverse effect on our overall financial position, operating results, or cash flows after taking into account any existing accruals for settlements or losses determined to be probable and estimable. However, actual outcomes could be material to the Company's financial position, operating results, or cash flows for any particular period.

NOTE 8. Subsequent Event

On July 22, 2025, we entered into an Asset Purchase Agreement with Marten Transport, Ltd. Intermodal. The transaction is expected to close by the end of the third quarter. Under the agreement, we will acquire certain intermodal equipment and contracts for a total purchase price of $51.8 million in cash.

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

Intermodal and Transportation Solutions. Our ITS segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery as well as high service local and regional trucking transportation using equipment dedicated to their needs. In the first six months of 2025, approximately 78% of our drayage services was provided by our own fleet. We arrange for the movement of our customers’ freight in one of our approximately 50,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of June 30, 2025, our trucking transportation operation consisted of approximately 2,400 tractors, 3,300 employee drivers and 4,500 trailers. We also contract for services with approximately 500 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

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

We are focused on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 68% of revenue for the six months ended June 30, 2025, while one customer accounted for more than 10% of our revenue in both segments for both the six months ended June 30, 2025 and 2024. We use various performance indicators to manage our business. We closely monitor profit levels for our customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service levels are also monitored closely.

The following table includes the one customer that represented 10% or more of our revenue by segment for the six months ending June 30, 2025 and 2024, respectively:

	Six Months Ended
Customer A	Jume 30,
	2025	2024
ITS	15%	19%
Logistics	16%	15%
Total operating revenue	16%	18%

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table summarizes our operating revenue by segment (in thousands):

	Three Months Ended
Operating Revenue	June 30,
	2025	2024
Intermodal and Transportation Solutions	$528,184	$561,033
Logistics	404,310	459,088
Inter-segment eliminations	(26,846)	(33,626)
Total operating revenue	$905,648	$986,495

The following table summarizes our operating income by segment (in thousands):

	Three Months Ended
Operating Income	June 30,
	2025	2024
Intermodal and Transportation Solutions	$14,407	$13,639
Logistics	19,941	25,889
Total operating income	$34,348	$39,528

Operating Revenue and Operating Income

Total consolidated operating revenue decreased 8% to $906 million in 2025 from $986 million in 2024.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 6% to $528 million primarily due to intermodal mix, price declines and lower fuel revenue, as well as lower dedicated revenue. These decreases were partially offset by an increase in volume. ITS operating income increased 6% to $14.4 million, or 2.7% of revenue, as compared to $13.6 million, or 2.4% of revenue in the prior year primarily due to positive impacts from continued cost controls, improved insurance and claims expenses, and lower accessorial costs.

Logistics revenue decreased 12% to $404 million primarily due to lower volume and revenue per load in our brokerage business, exiting from unprofitable business in consolidation and fulfillment, and sub-seasonal demand in managed transportation and final mile businesses. Logistics operating income decreased to $20 million, or 4.9% of revenue, as compared to $26 million, or 5.6% of revenue, due to lower brokerage margins and $3 million of vendor settlement related costs.

The following is a summary of operating results and certain items in the condensed consolidated statements of income as a percentage of revenue (in thousands):

	Three Months Ended
	June 30,
	2025		2024

Operating revenue	$905,648	100.0%	$986,495	100.0%

Operating expenses:
Purchased transportation and warehousing	655,904	72.4%	727,236	73.7%
Salaries and benefits	143,310	15.8%	141,856	14.4%
Depreciation and amortization	32,387	3.6%	37,772	3.8%
Insurance and claims	10,644	1.2%	12,639	1.3%
General and administrative	28,925	3.2%	27,877	2.8%
Gain on sale of assets, net	130	0.0%	(413)	0.0%
Total operating expenses	871,300	96.2%	946,967	96.0%

Operating income	$34,348	3.8%	$39,528	4.0%

Other income (expense):
Interest expense	(3,148)	-0.3%	(3,689)	-0.4%
Interest income	1,019	0.1%	1,808	0.2%
Other, net	728	0.1%	(66)	0.0%
Total other expense, net	(1,401)	-0.2%	(1,947)	-0.2%

Income before provision for income taxes	32,947	3.6%	37,581	3.8%

Provision for income taxes	7,916	0.9%	8,566	0.9%

Net income	$25,031	2.7%	$29,015	2.9%

CONSOLIDATED OPERATING EXPENSES. OTHER EXPENSES AND INCOME TAXES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 10% to $656 million in 2025 from $727 million in 2024. As a percentage of revenue, purchased transportation and warehousing costs decreased to 72.4% in 2025 from 73.7% in 2024.

Purchased transportation and warehousing costs declined compared to prior year due to rail cost decreases, lower third-party drayage and warehousing costs, and lower fuel costs.

Salaries and Benefits

Salaries and benefits increased to $143 million in 2025 from $142 million in 2024. As a percentage of revenue, salaries and benefits increased to 15.8% in 2025 from 14.4% in 2024.

The increase was primarily due to increased driver and warehouse employee costs of $4 million, which includes the acquisition of EASO on October 23, 2024. This increase was partially offset by decreases in office employee compensation expense of $3 million, primarily related to lower headcount, which excludes EASO.

Headcount, which includes drivers, warehouse personnel and office employees, was 6,310, which includes 614 employees of EASO, as of June 30, 2025 and 5,813 as of June 30, 2024, respectively. The increase in headcount related primarily to drivers and warehouse employees due to the EASO acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased to $32 million in 2025 from $38 million in 2024. This decrease was related primarily to decreased container depreciation expense resulting from changes made in the third quarter of 2024 to the estimated useful lives of our containers. This expense, as a percentage of revenue, decreased to 3.6% in 2025 from 3.8% in 2024. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense decreased to $11 million in 2025 from $13 million in 2024. This decrease was primarily due to decreased claims costs related to auto liability claims. These expenses, as a percentage of revenue, decreased to 1.2% in 2025 from 1.3% in 2024.

General and Administrative

General and administrative expenses increased to $29 million in 2025 from $28 million in 2024. These expenses, as a percentage of revenue, increased to 3.2% in 2025 from 2.8% in 2024.

This increase in general and administrative expenses was primarily due to vendor settlement related costs of $3 million incurred in 2025, partially offset by decreases in third party service costs and bad debt expense of $1 million each.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to a loss of $0.1 million in 2025 from a gain of $0.4 million in 2024. This decrease resulted from both less units sold and a lower average gain per unit sold in 2025 as compared to 2024.

Other Income (Expense)

Other expense decreased to $1 million in 2025 from $2 million in 2024. Interest expense decreased $0.5 million primarily due to lower overall debt balances while interest rates remained relatively consistent. Interest income decreased by $0.8 million due to lower invested cash balances. These decreases were partially offset by a $0.8 million change in other, net related to the change in the Peso exchange rate due to the addition of EASO.

Provision for Income Taxes

The provision for income taxes decreased to $8 million in 2025 from $9 million in 2024 due primarily to lower pre-tax income in 2025. We provided for income taxes using an effective rate of 24.0% in 2025 and an effective rate of 22.8% in 2024. The second quarter 2025 effective tax rate of 24.0% was higher than the rate from 2024, as in 2024 we received a one-time benefit from amending state tax returns.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. We are still evaluating the impact the OBBBA will have on our financial statements.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

The following table summarizes our operating revenue by segment (in thousands):

	Six Months Ended
Operating Revenue	June 30,
	2025	2024
Intermodal and Transportation Solutions	$1,058,206	$1,113,066
Logistics	815,311	939,312
Inter-segment eliminations	(52,653)	(66,390)
Total operating revenue	$1,820,864	$1,985,988

The following table summarizes our operating income by segment (in thousands):

	Six Months Ended
Operating Income	June 30,
	2025	2024
Intermodal and Transportation Solutions	$28,457	$26,670
Logistics	43,230	49,997
Total operating income	$71,687	$76,667

Operating Revenue and Operating Income

Total consolidated operating revenue decreased 8% to $1,821 million in 2025 from $1,986 million in 2024.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 5% to $1,058 million primarily due to mix, price declines, lower fuel revenue, as well as lower dedicated revenue, partially offset by an increase in intermodal volume. ITS operating income increased 7% to $28 million, or 2.7% of revenue, as compared to $27 million, or 2.4% of revenue in the prior year, primarily due to cost control efforts, lower dedicated start-up costs, and improved insurance and claims expenses.

Logistics revenue decreased 13% to $815 million primarily due to lower volume and revenue per load in our brokerage business, exiting from unprofitable business in consolidation and fulfillment, and sub-seasonal demand in managed transportation and final mile businesses. Logistics operating income decreased to $43 million, or 5.3% of revenue, as compared to $50 million, or 5.3% of revenue, due to lower brokerage margins.

The following is a summary of operating results and certain items in the condensed consolidated statements of income as a percentage of revenue (in thousands):

	Six Months Ended
	June 30,
	2025		2024

Operating revenue	$1,820,864	100.0%	$1,985,988	100.0%

Operating expenses:
Purchased transportation and warehousing	1,313,827	72.2%	1,467,408	73.9%
Salaries and benefits	292,723	16.1%	286,352	14.4%
Depreciation and amortization	64,966	3.5%	76,103	3.8%
Insurance and claims	21,526	1.2%	25,257	1.3%
General and administrative	56,070	3.1%	55,111	2.8%
Gain on sale of assets, net	65	0.0%	(910)	-0.1%
Total operating expenses	1,749,177	96.1%	1,909,321	96.1%

Operating income	$71,687	3.9%	$76,667	3.9%

Other income (expense):
Interest expense	(6,395)	-0.3%	(7,588)	-0.4%
Interest income	2,274	0.1%	3,201	0.2%
Other, net	1,023	0.1%	(236)	0.0%
Total other expense, net	(3,098)	-0.1%	(4,623)	-0.2%

Income before provision for income taxes	68,589	3.8%	72,044	3.7%

Provision for income taxes	16,363	0.9%	15,976	0.8%

Net income	$52,226	2.9%	$56,068	2.9%

CONSOLIDATED OPERATING EXPENSES. OTHER EXPENSES AND INCOME TAXES

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 10% to $1,314 million in 2025 from $1,467 million in 2024. As a percentage of revenue, purchased transportation and warehousing costs decreased to 72.2% in 2025 from 73.9% in 2024.

Purchased transportation and warehousing costs declined as compared to prior year due to lower rail, third-party warehouse, third party drayage and carrier costs, and fuel costs. The reduction in warehouse costs is primarily driven by the completion of our network optimization project in 2024.

Salaries and Benefits

Salaries and benefits increased to $293 million in 2025 from $286 million in 2024. As a percentage of revenue, salaries and benefits increased to 16.1% in 2025 from 14.4% in 2024.

The $7 million increase in salaries and benefits expense primarily related to increases in driver and warehouse employee costs of $11 million. This increase in expense was partially offset by lower office employee related expense of $4 million.

Depreciation and Amortization

Depreciation and amortization expense decreased to $65 million in 2025 from $76 million in 2024. This decrease was related primarily to decreased container depreciation expense resulting from changes made in the third quarter of 2024 to the estimated useful lives of our containers. This expense, as a percentage of revenue, decreased to 3.5% in 2025 from 3.8% in 2024. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense decreased to $22 million in 2025 from $25 million in 2024. This decrease was primarily due to decreased claim costs related to auto liability claims in 2025. These expenses, as a percentage of revenue, decreased to 1.2% in 2025 from 1.3% in 2024.

General and Administrative

General and administrative expenses increased to $56 million in 2025 from $55 million in 2024. These expenses, as a percentage of revenue, increased to 3.1% in 2025 from 2.8% in 2024.

This increase in general and administrative expenses was primarily due to an increase of $3 million of expense due to vendor settlement related costs incurred in 2025, as well as an increase in rent expense of approximately $0.7 million. These increases were partially offset by decreases in third party service costs and lower property taxes and licensing fees of $1 million each, and bad debt expense of $0.7 million.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to a loss of $0.1 million in 2025 from a gain of $0.9 million in 2024. The decrease resulted from both less units sold and a lower average gain per unit sold in 2025 as compared to 2024.

Other Income (Expense)

Other expense decreased to $3 million in 2025 from $5 million 2024. Interest expense decreased $1.2 million primarily due to lower overall debt balances while interest rates remained relatively consistent. Interest income decreased by $0.9 million due to lower invested cash balances. These decreases were partially offset by a $1.3 million change in other, net related to the change in the Peso exchange rate due to the addition of EASO.

Provision for Income Taxes

The provision for income taxes remained consistent at approximately $16 million in 2025 and 2024. We provided for income taxes using an effective rate of 23.9% in 2025 as compared to an effective rate of 22.2% in 2024. The effective tax rate was higher in 2025 as compared to 2024, as in 2024 we had a one-time benefit from amending state tax returns, and in 2025 we had a smaller rate benefit related to the vesting of stock-based compensation than in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments and future dividends through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of June 30, 2025, we had $137 million of cash. In addition, we had $20.0 million of restricted investments and $26.6 million of restricted cash, which are held for payments of long-term liabilities and the deferred cash consideration from the EASO transaction, respectively. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes. In prior years, we have funded our business acquisitions from cash on hand. Payments for our other investing activities, such as our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities, including the purchase of treasury stock and dividend payments, have been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the six months ended June 30, 2025 was approximately $132 million, which resulted primarily from net income of $52 million plus non-cash charges of $100 million, partially offset by the changes in operating assets and liabilities of $20 million.

Cash provided by operating activities totaled $132 million in 2025 compared to $150 million in 2024. The $18 million decrease in cash flow was primarily due to a decrease in net income of $4 million and a negative change in operating assets and liabilities of $16 million, primarily due to the change in accounts payable, partially offset by an increase in non-cash charges of $2 million.

Net cash used in investing activities for the six months ended June 30, 2025 was $26 million which resulted from capital expenditures of $30 million, partially offset by proceeds from the sale of equipment of $4 million. Capital expenditures of $30 million related primarily to tractors of $18 million, technology investments of $9 million, warehouse equipment of $2 million, and other transportation equipment of $1 million.

Capital expenditures decreased by approximately $1 million in 2025 as compared to 2024. The 2025 decrease was due to decreases in container purchases of $2 million and warehouse equipment of $3 million. These decreases were partially offset by increases in spend on tractors of $4 million.

In 2025, we estimate capital expenditures will range from $40 million to $50 million. We expect to focus these expenditures on replacements for tractors that have reached the end of their useful life as well as technology investments. We do not plan to purchase containers in 2025. In addition to our estimated capital expenditures, we expect to fund the Marten Intermodal transaction disclosed in Note 8 with equipment debt.

Net cash used in financing activities for the six months ended June 30, 2025 was $68 million which includes repayments of long-term debt of $52 million, purchases of treasury stock of $14 million, dividends paid of $15 million, and cash for stock tendered for payments of withholding taxes of $6 million, partially offset by proceeds from the issuance of debt of $19 million. Debt incurred in 2025 was used to fund the purchase of transportation equipment.

The $27 million decrease in cash used in financing activities for 2025 versus 2024 was primarily due to the decrease in the purchase of treasury stock of $19 million, less repayments of long-term debt of $2 million, less stock tendered for payments of withholding taxes of $2 million, more proceeds from the issuance of debt of $3 million and a decrease in finance lease payments of $1 million.

While we still need more time to evaluate the impacts of the enactment of the OBBBA, it seems likely that given the enactment of 100% bonus depreciation and domestic research cost expensing for taxes, that our cash paid for income taxes in 2025 will be less than our income tax expense.

See Note 6 of the condensed consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2025. As of both June 30, 2025 and December 31, 2024, our letters of credit were $1 million.

As of both June 30, 2025, and December 31, 2024, we had no borrowings under the Credit Agreement and our unused and available borrowings were $449 million and $349 million, respectively. We were in compliance with our debt covenants as of June 30, 2025 and December 31, 2024.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the company's 2024 10-K for a complete discussion regarding our critical accounting policies and estimates. As of June 30, 2025, there were no material changes to our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of June 30, 2025 from that presented in our 2024 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of June 30, 2025, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2025, we did not purchase any shares under the 2023 Program. During the six months ended June 30, 2025, we purchased 330,441 shares for approximately $13.8 million under the 2023 Program.

During the three months ended June 30, 2025, we purchased 3,661 shares for approximately $0.1 million related to withholding upon vesting of restricted stock. During the six months ended June 30, 2025, we purchased 151,685 shares for approximately $6.7 million related to withholding upon vesting of restricted stock.

The table below includes information on a monthly basis regarding shares purchased under the 2023 Program and the number of shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the quarter ended June 30, 2025. Shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock do not reduce the repurchase authority under the 2023 Program.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Program
	Purchased	Per Share	Announced Plan	(in 000’s)
April 2025	3,574	$37.18	-	$141,540
May 2025	-	$-	-	$141,540
June 2025	87	$32.78	-	$141,540
Total	3,661	$37.07	-	$141,540

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 11, 2025, Phillip D. Yeager, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement for the sale of shares of the Company's common stock. The plan was entered into during an open trading window in accordance with the Company's insider trading policy and is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The plan provides for the potential sale of up to 32,000 shares of the Company's common stock, subject to a cooling-off period and specified trading parameters. The plan is scheduled to expire on January 26, 2026, unless terminated earlier in accordance with its terms.

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

HUB GROUP, INC.

DATE: August 6, 2025	/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Dennis P. Mathews
Dennis P. Mathews
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)