Form 10-Q
period 2025-09-30
Hub Group, Inc.
filed 2025-11-05
CIK 940942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025 or

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

On October 29, 2025, the registrant had 60,578,607 outstanding shares of Class A common stock, par value $.01 per share, and 574,903 outstanding shares of Class B common stock, par value $.01 per share.

HUB GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HUB GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,	December 31,
	2025	2024
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$119,699	$98,248
Restricted cash	26,806	28,700
Accounts receivable trade, net	592,202	581,516
Accounts receivable other	13,578	10,880
Prepaid taxes	12,890	15,115
Prepaid expenses and other current assets	23,158	33,870
TOTAL CURRENT ASSETS	788,333	768,329

Restricted investments	20,700	21,642
Property and equipment, net	764,386	739,896
Right-of-use assets - operating leases	231,588	233,651
Right-of-use assets - financing leases	563	1,062
Other intangibles, net	251,892	267,357
Goodwill	818,150	814,309
Other non-current assets	25,109	22,097
TOTAL ASSETS	$2,900,721	$2,868,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable trade	$243,415	$279,982
Accounts payable other	30,244	29,069
Accrued payroll	34,511	32,833
Accrued other	85,672	91,441
Lease liability - operating leases	46,205	45,492
Lease liability - financing leases	434	663
Current portion of long-term debt	94,520	100,001
TOTAL CURRENT LIABILITIES	535,001	579,481

Deferred consideration	28,579	30,639
Long-term debt	160,479	164,361
Other non-current liabilities	51,786	51,004
Lease liability - operating leases	197,057	197,664
Lease liability - financing leases	64	330
Deferred taxes	172,200	152,913

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued or outstanding in 2025 and 2024.	-	-
Common stock
Class A: $.01 par value; 97,337,700 shares authorized; 72,303,228 shares issued in both 2025 and 2024; 60,607,391 shares outstanding in 2025 and 60,746,745 shares outstanding in 2024	723	723
Class B: $.01 par value; 662,300 shares authorized; 574,903 shares issued and outstanding in 2025 and 2024.	6	6
Additional paid-in capital	222,446	222,039
Retained earnings	2,080,174	2,022,265
Accumulated other comprehensive gain (loss)	4,255	(1,453)
Treasury stock; at cost, 11,695,837 shares in 2025 and 11,556,483 shares in 2024	(605,188)	(598,583)
Total Hub Group, Inc. equity	1,702,416	1,644,997
Non-controlling interests	53,139	46,954
TOTAL STOCKHOLDERS' EQUITY	1,755,555	1,691,951
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,900,721	$2,868,343

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating revenue	$934,496	$986,892	$2,755,360	$2,972,880

Operating expenses:
Purchased transportation and warehousing	683,657	739,995	1,997,484	2,207,403
Salaries and benefits	143,085	142,948	435,809	429,300
Depreciation and amortization	31,390	32,386	96,356	108,489
Insurance and claims	10,338	10,217	31,864	35,474
General and administrative	27,128	29,674	83,198	84,785
(Gain) on sale of assets, net	(545)	(427)	(480)	(1,337)
Total operating expenses	895,053	954,793	2,644,231	2,864,114

Operating income	39,443	32,099	111,129	108,766

Other income (expense):
Interest expense	(3,025)	(3,582)	(9,420)	(11,170)
Interest income	1,364	2,249	3,638	5,450
Other, net	735	(23)	1,758	(259)
Total other expense, net	(926)	(1,356)	(4,024)	(5,979)

Income before provision for income taxes	38,517	30,743	107,105	102,787

Provision for income taxes	9,589	7,140	25,952	23,116

Net income	28,928	23,603	81,153	79,671

Less: net income attributable to non-controlling interests	374	-	505	-

Net income attributable to Hub Group, Inc.	$28,554	$23,603	$80,648	$79,671

Basic earnings per common share	$0.48	$0.39	$1.34	$1.31

Diluted earnings per common share	$0.47	$0.39	$1.34	$1.30

Basic weighted average number of shares outstanding	60,006	60,374	60,066	60,803
Diluted weighted average number of shares outstanding	60,333	60,949	60,321	61,241

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$28,928	$23,603	$81,153	$79,671

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,099	(32)	11,388	(103)

Total comprehensive income	$32,027	$23,571	$92,541	$79,568

Less: comprehensive income attributable to non-controlling interests	1,890	-	6,185	-

Comprehensive income attributable to Hub Group, Inc.	$30,137	$23,571	$86,356	$79,568

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Class A & B				Accumulated
	Common Stock		Additional		Other			Non-
	Shares		Paid-in	Retained	Comprehensive	Treasury Stock		Controlling
	Issued	Amount	Capital	Earnings	(Loss) Income	Shares	Amount	Interests	Total
Balance June 30, 2024	72,878,131	$729	$211,346	$1,989,600	$(200)	(10,650,225)	$(560,345)	$-	$1,641,130
Net income attributable to Hub Group, Inc.				23,603					23,603
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(8,655)	(400)		(400)
Purchase of treasury stock	-	-	-	-	-	(824,149)	(35,335)		(35,335)
Federal excise tax on purchased treasury stock							(294)		(294)
Issuance of restricted stock awards, net of forfeitures	-	-	(23)	-	-	(1,562)	23		-
Share-based compensation expense	-	-	5,262	-	-	-	-		5,262
Dividends paid				(7,503)					(7,503)
Change in unvested dividends	-	-	-	(161)	-	-	-		(161)
Foreign currency translation adjustment	-	-	-	-	(32)	-	-		(32)
Balance September 30, 2024	72,878,131	$729	$216,585	$2,005,539	$(232)	(11,484,591)	$(596,351)	$-	$1,626,270

Balance June 30, 2025	72,878,131	$729	$216,107	$2,059,244	$2,672	(11,661,991)	$(603,793)	$51,249	$1,726,208
Net income attributable to Hub Group, Inc.	-	-	-	28,554	-	-	-		28,554
Net income attributable to non-controlling interests				-	-			374	374
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(2,913)	(102)		(102)
Purchase of treasury stock	-	-	-	-	-	-	-		-
Issuance of restricted stock awards, net of forfeitures	-	-	1,293	-	-	(30,933)	(1,293)		-
Share-based compensation expense	-	-	5,046	-	-	-	-		5,046
Dividends paid	-	-	-	(7,500)	-	-	-		(7,500)
Change in unvested dividends	-	-	-	(124)	-	-	-		(124)
Foreign currency translation adjustment	-	-	-	-	1,583	-	-	1,516	3,099
Balance September 30, 2025	72,878,131	$729	$222,446	$2,080,174	$4,255	(11,695,837)	$(605,188)	$53,139	$1,755,555

Balance December 31, 2023	76,099,092	$761	$209,830	$1,949,110	$(129)	(13,323,268)	$(524,927)		$1,634,645
Adjustment related to stock split	(3,220,961)	(32)	32	-	-	3,220,961	-		-
Net income attributable to Hub Group, Inc.	-	-	-	79,671	-	-	-		79,671
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(198,959)	(9,064)		(9,064)
Purchase of treasury stock	-	-	-	-	-	(1,591,952)	(68,273)		(68,273)
Federal excise tax on purchased treasury stock							(2,059)		(2,059)
Issuance of restricted stock awards, net of forfeitures	-	-	(7,972)	-	-	408,627	7,972		-
Share-based compensation expense	-	-	14,695	-	-		-		14,695
Dividends paid				(22,733)					(22,733)
Change in unvested dividends				(509)					(509)
Foreign currency translation adjustment	-	-	-	-	(103)	-	-		(103)
Balance September 30, 2024	72,878,131	$729	$216,585	$2,005,539	$(232)	(11,484,591)	$(596,351)	$-	$1,626,270

Balance December 31, 2024	72,878,131	$729	$222,039	$2,022,265	$(1,453)	(11,556,483)	$(598,583)	$46,954	$1,691,951
Net income attributable to Hub Group, Inc.	-	-	-	80,648	-	-	-		80,648
Net income attributable to non-controlling interests	-	-	-	-	-			505	505
Stock tendered for payments of withholding taxes related to awards vested	-	-	-	-	-	(154,598)	(6,775)		(6,775)
Purchase of treasury stock	-	-	-	-	-	(330,441)	(13,814)		(13,814)
Issuance of restricted stock awards, net of forfeitures	-	-	(13,984)	-	-	345,685	13,984		-
Share-based compensation expense	-	-	14,391	-	-	-	-		14,391
Dividends paid	-	-		(22,500)	-	-	-		(22,500)
Change in unvested dividends	-	-		(239)	-	-	-		(239)
Foreign currency translation adjustment	-	-	-	-	5,708	-	-	5,680	11,388
Balance September 30, 2025	72,878,131	$729	$222,446	$2,080,174	$4,255	(11,695,837)	$(605,188)	$53,139	$1,755,555

See notes to unaudited condensed consolidated financial statements.

HUB GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$81,153	$79,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and right-of-use assets	140,836	145,474
Deferred taxes	6,341	(11,652)
Non-cash share-based compensation expense	14,391	14,695
Gain on sale of assets, net	(480)	(1,337)
Changes in operating assets and liabilities, net of acquisitions:
Restricted investments	942	(579)
Accounts receivable, net	(10,106)	22,967
Prepaid taxes	2,410	6,305
Prepaid expenses and other current assets	11,252	11,210
Other non-current assets	(5,044)	(2,083)
Accounts payable	(37,033)	(29,520)
Accrued expenses	(10,187)	(10,106)
Non-current liabilities	(34,842)	(31,230)
Net cash provided by operating activities	159,633	193,815

Cash flows from investing activities:
Proceeds from sale of equipment	6,836	9,792
Purchases of property and equipment	(39,190)	(43,220)
Acquisition of container assets	(53,427)	-
Acquisitions, net of cash acquired	(1,259)	3,701
Net cash used in investing activities	(87,040)	(29,727)

Cash flows from financing activities:
Repayments of long-term debt	(76,953)	(81,356)
Purchase of treasury stock	(13,814)	(68,273)
Dividends paid	(22,500)	(22,733)
Stock withheld for payments of withholding taxes	(6,775)	(9,064)
Finance lease payments	(494)	(1,532)
Proceeds from issuance of debt	67,385	17,764
Net cash used in financing activities	(53,151)	(165,194)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	115	(25)

Net increase (decrease) in cash and cash equivalents and restricted cash	$19,557	$(1,131)
Cash and cash equivalents and restricted cash beginning of the period	$126,948	$187,270
Cash and cash equivalents and restricted cash end of the period	$146,505	$186,139

Supplemental disclosures of cash paid for:
Interest	$9,176	$11,301
Income taxes paid, net	$17,007	$28,406

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

The financial statements reflect, in our opinion, all material adjustments (which include only normal recurring adjustments) necessary to fairly present our financial position as of September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024.

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

In October 2023, the Board authorized the purchase of up to $250 million of our Class A Common Stock pursuant to a share repurchase program. During the quarter ended September 30, 2025, we did not purchase any shares. During the nine months ended September 30, 2025, we purchased 330,441 shares for approximately $13.8 million.

On March 5, 2025, May 13, 2025, and August 29, 2025 the Board declared quarterly cash dividends of $0.125 per share on the Company’s Class A and Class B common stock. The dividends were paid on March 28, 2025 to stockholders of record as of March 18, 2025, June 30, 2025 to stockholders of record as of June 23, 2025, and September 24, 2025 to stockholders of record as of September 12, 2025. The declaration and payment of the quarterly cash dividends were subject to the approval of the Board at its sole discretion and in compliance with applicable laws and regulations.

The Company routinely evaluates the useful life attributed to its assets. During the third quarter ended September 30, 2025, the Company determined that the useful lives of certain transportation equipment should be increased to 25 years based on historical experience related to the use of this equipment and our expectation of its future usability. The Company accounted for these items as a change in estimate that was applied prospectively, effective as of July 1, 2025. During the first quarter, the Company determined that the useful lives of certain computer software should be increased to 7 or 10 years based on historical experience related to the use of this software and our expectation of its future usability. The Company accounted for these items as a change in estimate that was applied prospectively, effective as of January 1, 2025. These changes in estimate resulted in a reduction of depreciation expense of $2.1 million and $4.5 million, an increase to net income of $1.6 million and $3.4 million, and an increase in both basic and diluted earnings per share of $0.03 and $0.06, during the three months ended September 30, 2025 and nine months ended September 30, 2025, respectively.

NOTE 2. Earnings Per Share

The Company has two classes of common stock, Class A and Class B, both of which have identical rights to dividends and share equally in the earnings of the Company. Accordingly, the Company presents a single calculation of basic and diluted earnings per share for both classes in accordance with the guidance in ASC 260 “Earnings Per Share”.

The following is a reconciliation of our earnings per share (in thousands, except for per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income for basic and diluted earnings per share	$28,928	$23,603	$81,153	$79,671

Less: net income attributable to non-controlling interests	374	-	505	-

Net income attributable to Hub Group, Inc.	28,554	23,603	80,648	79,671

Weighted average shares outstanding - basic	60,006	60,374	60,066	60,803

Dilutive effect of restricted stock	327	575	255	438

Weighted average shares outstanding - diluted	60,333	60,949	60,321	61,241

Earnings per share - basic	$0.48	$0.39	$1.34	$1.31

Earnings per share - diluted	$0.47	$0.39	$1.34	$1.30

NOTE 3. Acquisitions

Marten Intermodal Transaction

On September 30, 2025, we closed on the transaction to acquire certain assets of Marten Transport, Ltd. Intermodal (“Marten Intermodal”), a division of Marten Transport, Ltd., which provides temperature-controlled intermodal service to a diversified group of approximately 100 shippers in the food and beverage segments.

The acquisition added 1,200 refrigerated containers and continues our strategic investment of capital within the core business to support growing volumes and improved network fluidity.

The total $53.4 million asset purchase was funded through cash on hand and equipment notes secured by the underlying container and refrigerated assets. The assets acquired are being depreciated or amortized over their respectful useful lives up to 25 years.

The Marten Intermodal transaction was accounted for as an asset acquisition in accordance with ASC 805-50, as the acquisition did not meet the definition of a business under ASC 805 "Business Combinations".

SITH Transaction

On September 8, 2025, we completed the acquisition of the West-Coast final mile provider SITH, LLC ("SITH"). The total purchase consideration was approximately $1.3 million, funded with cash on hand.

The acquisition was accounted for as a business combination under ASC 805. The preliminary allocation of the purchase price resulted in $1.2 million of goodwill. The results of operations of the acquired business have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisition is not material to the Company’s consolidated financial statements, and therefore, pro forma financial information has not been presented.

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

The initial accounting for the EASO transaction is incomplete as we, with the support of our valuation specialist, are in the process of finalizing the fair market value calculations of the property, plant, and equipment, customer relationships, and trade name. In addition, we are in the preparation and review process of the valuation of certain acquired assets and liabilities used in determining the purchase accounting. Finally, certain post-closing activities outlined in the investment agreement remain incomplete. As a result, the amounts recorded in the condensed consolidated financial statements related to the EASO transaction are preliminary and the measurement period remains open.

The following table summarizes the preliminary purchase price allocation to the assets acquired and liabilities assumed as of the date of the investment agreement (in thousands):

October 23, 2024
Cash and cash equivalents	$2,018
Accounts receivable trade, net	15,138
Other receivables	8,258
Prepaid taxes	1,174
Prepaid expenses and other current assets	1,790
Property and equipment, net	21,773
Right-of-use assets - operating leases	1,647
Other intangibles	42,511
Goodwill	41,673
Other non-current assets	243
Total assets acquired	$136,225

Accounts payable trade	$9,976
Accounts payable other	3,844
Accrued payroll	1,273
Accrued other	841
Lease liability - operating leases (current)	336
Current portion of long-term debt	1,031
Long-term debt	2,017
Lease liability - operating leases (non-current)	1,311
Deferred taxes	11,884
Total liabilities assumed	$32,513

Total purchase price allocation	$103,712
Less: non-controlling interests	48,996
Consideration transferred for 51% ownership	54,716
Less: contingent consideration due to sellers	3,721
Cash contributed for 51% ownership	50,995
Less: cash and cash equivalents acquired	2,018
Less: deferred cash consideration	28,436
Cash paid, net	$20,541

The following table summarizes the preliminary estimated acquisition date fair value of consideration transferred and purchase price allocation.

October 23, 2024
Cash	$22,559
Deferred cash consideration	28,436
Contingent consideration	3,721
Total consideration transferred	54,716
Non-controlling interests	48,996
Total purchase price allocation	$103,712

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

Total consideration transferred includes $28.4 million of deferred cash consideration, all or a portion of which may be paid at least two years after the closing date of the transaction. As a result of the restrictions on this deferred consideration in the investment agreement, we have classified the associated cash as Restricted Cash in the accompanying Condensed Consolidated Balance Sheet. As of September 30, 2025, the balances of Deferred Consideration and Restricted Cash were $28.6 million and $26.8 million, respectively, on the Condensed Consolidated Balance Sheet.

Total consideration transferred includes $3.7 million of contingent consideration related to certain operating tax balances existing prior to the transaction for which we have agreed to reimburse the full amount of cash collected within two years of the closing date of the transaction. The estimated fair value of such contingent consideration is based on estimated collectability of such operating tax balances within the agreed time frame.

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

The components of “Other intangibles” listed in the above table as of the transaction date are preliminarily estimated as follows (in thousands):

	Closing Date	Accumulated	Balance at	Estimated Useful
	Amount	Amortization	September 30, 2025	Life
Customer relationships	$33,018	$2,059	$30,959	15 years
Trade name	9,493	444	9,049	20 years
Subtotal	$42,511	$2,503	40,008
Effect of translation			3,374
Ending Balance			$43,382

The above intangible assets are amortized using the straight-line method. Amortization expense related to the intangible assets acquired with this transaction was $0.7 million and $1.9 million for the three months and nine months ended September 30, 2025, respectively. The intangible assets have a weighted average useful life of approximately 15.21 years as of September 30, 2025.

Amortization expense related to EASO investment agreement for the next five years is estimated as follows (in thousands):

Total
2025 (Remainder of year)	$669
2026	2,681
2027	2,681
2028	2,681
2029	2,681

The following table presents the total carrying amount of goodwill by segment (in thousands):

	ITS	Logistics	Total
Balance at December 31, 2024	$413,745	$400,564	$814,309
Acquisitions	(1,725)	1,206	(519)
Currency translation adjustment	4,360	-	4,360
Balance at September 30, 2025	$416,380	$401,770	$818,150

The changes noted as "Acquisitions" in the above table refer to preliminary purchase accounting adjustments related primarily to the EASO acquisition recorded during the nine month period ending September 30, 2025, primarily related to the increase in the valuation of intangibles for $5.9 million and the increase in valuation of property, plant, and equipment for $6.0 million, partially offset by an increase in deferred tax obligation of $11.6 million. The increase to goodwill in the Logistics segment is related to the SITH acquisition.

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

Intermodal and Transportation Solutions. Our ITS segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery (referred to as “drayage”) as well as high service local and regional trucking transportation using equipment dedicated to their needs. We arrange for the movement of our customers’ freight in one of our approximately 51,000 containers. As of September 30, 2025, we operated trucking terminals at 32 locations throughout the United States and Mexico, with locations in many large metropolitan areas. We also contract for services with independent owner-operators who supply their own equipment and operate under our regulatory authority. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of September 30, 2025, our trucking transportation operation consisted of approximately 2,300 tractors, 3,100 employee drivers and 4,700 trailers. We also contract for services with approximately 500 independent owner-operators.

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

The following tables summarize our financial and operating data by segment for the three months ended September 30, 2025 and September 30, 2024 (in thousands):

Three Months Ended
September 30, 2025
	ITS	Logistics	Eliminations	Total

Operating revenue	$561,487	$402,399	$(29,390)	$934,496

Operating expenses
Purchased transportation and warehousing	396,632	316,125	(29,099)
Salaries and benefits	88,277	31,916
Depreciation and amortization	17,970	8,248
Insurance and claims	8,839	1,170	(291)
General and administrative	8,768	4,133
Corporate allocations	25,678	17,232
(Gain) / loss on sale of assets, net	(545)
Total operating expenses	545,619	378,824	(29,390)	895,053

Operating income	$15,868	$23,575	$-	$39,443

Three Months Ended
September 30, 2024
	ITS	Logistics	Eliminations	Total

Operating revenue	$559,968	$460,847	$(33,923)	$986,892

Operating expenses
Purchased transportation and warehousing	401,482	372,185	(33,603)
Salaries and benefits	85,575	34,750
Depreciation and amortization	17,896	8,565
Insurance and claims	7,848	1,443	(320)
General and administrative	7,861	5,139
Corporate allocations	26,059	19,966
(Gain) / loss on sale of assets, net	(269)	216
Total operating expenses	546,452	442,264	(33,923)	954,793

Operating income	$13,516	$18,583	$-	$32,099

The following tables summarize our financial and operating data by segment for the nine months ended September 30, 2025 and September 30, 2024 (in thousands):

Nine Months Ended
September 30, 2025
	ITS	Logistics	Eliminations	Total

Operating revenue	$1,619,693	$1,217,710	$(82,043)	$2,755,360

Operating expenses
Purchased transportation and warehousing	1,124,594	954,053	(81,165)
Salaries and benefits	265,524	99,329
Depreciation and amortization	56,059	24,784
Insurance and claims	27,162	3,629	(878)
General and administrative	25,637	14,853
Corporate allocations	76,869	54,258
(Gain) / loss on sale of assets, net	(477)
Total operating expenses	1,575,368	1,150,906	(82,043)	2,644,231

Operating income	$44,325	$66,804	$-	$111,129

Nine Months Ended
September 30, 2024
	ITS	Logistics	Eliminations	Total

Operating revenue	$1,673,034	$1,400,159	$(100,313)	$2,972,880

Operating expenses
Purchased transportation and warehousing	1,186,816	1,120,035	(99,325)
Salaries and benefits	255,132	104,486
Depreciation and amortization	65,999	25,406
Insurance and claims	27,703	4,770	(988)
General and administrative	21,953	16,847
Corporate allocations	76,397	59,853
(Gain) / loss on sale of assets, net	(1,152)	182
Total operating expenses	1,632,848	1,331,579	(100,313)	2,864,114

Operating income	$40,186	$68,580	$-	$108,766

The “Eliminations” column primarily relates to revenues for transportation management services provided to the Logistics segment and recognized as revenues in the ITS segment, and operating expenses incurred by the Logistics segment for these intercompany services.

The following table summarizes our revenue from external customers by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$905,799	$986,746	$2,674,843	$2,972,486
Mexico	28,697	146	80,517	394
Revenue from external customers	$934,496	$986,892	$2,755,360	$2,972,880

Separate balance sheets are not presented by segment to our Chief Operating Decision Maker (“CODM”). Our CODM does not utilize segment asset information to evaluate performance and make resource allocation decisions, and thus such disclosures are not provided.

NOTE 5. Fair Value Measurement

The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2025 and December 31, 2024. As of September 30, 2025, the fair value of the Company's fixed-rate borrowings was $2.2 million more than the historical carrying value of $255.0 million. As of December 31, 2024, the fair value of the Company's fixed-rate borrowings approximated the fair value of $264.4 million. The fair value of the fixed-rate borrowings was estimated using an income approach based on current interest rates available to the Company for borrowings on similar terms and maturities.

We consider as cash equivalents all highly liquid instruments with an original maturity of three months or less. As of September 30, 2025 and December 31, 2024, our cash and temporary investments were with high quality financial institutions in demand deposit accounts, savings accounts, checking accounts and money market accounts.

Restricted Cash of $26.8 million and $28.7 million as of September 30, 2025 and December 31, 2024, respectively, includes cash held in both deposit accounts and escrow accounts that are not subject to remeasurement on a recurring basis.

Restricted investments included $20.7 million and $21.6 million as of September 30, 2025 and December 31, 2024, respectively, of mutual funds and other security investments which are reported at fair value. These investments relate to our non-qualified deferred compensation plan and insurance deposits.

Our assets and liabilities measured at fair value are based on valuation techniques which consider prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. These valuation methods are based on either quoted market prices (Level 1) or inputs, other than quoted prices in active markets, that are observable either directly or indirectly (Level 2), or unobservable inputs (Level 3). Cash and cash equivalents, accounts receivable, accounts payable, and mutual funds and related liabilities are defined as “Level 1,” while long-term debt is defined as “Level 2” of the fair value hierarchy in the Fair Value Measurements and Disclosures Topic of the Codification.

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

We have standby letters of credit that expire in 2026. As of September 30, 2025, and December 31, 2024, our letters of credit were $0.7 million and $0.8 million, respectively.

As of September 30, 2025 and December 31, 2024, we had no borrowings under the Credit Agreement and the 2022 Credit Agreement, and our unused and available borrowings were $449.3 million and $349.2 million, respectively. We were in compliance with our debt covenants as of September 30, 2025 and December 31, 2024.

We have entered into various Equipment Notes (“Notes”) for the purchase of tractors, trailers, containers and refrigeration units. The Notes are secured by the underlying equipment financed in the agreements.

Our outstanding Notes are as follows (in thousands):

	September 30,	December 31,
	2025	2024

Interim funding for equipment received and expected to be converted to an equipment note in a subsequent period; interest paid at a variable rate	$49,751	$-

Secured Equipment Note maturing in 2030 commencing in 2025; interest is paid monthly at a fixed annual rate between 5.10% and 5.40%	17,737	-

Secured Equipment Notes maturing on various dates in 2029 commencing on various dates in 2024; interest is paid monthly at a fixed annual rate between 5.11% and 6.24% (1)	16,366	21,400

Secured Equipment Notes maturing on various dates in 2028 commencing on various dates in 2023; interest is paid monthly at a fixed annual rate between 5.21% and 6.32%	69,229	85,050

Secured Equipment Notes maturing on various dates in 2027 commencing on various dates in 2022 and 2023; interest is paid monthly at a fixed annual rate between 2.07% and 6.45%	78,309	108,411

Secured Equipment Notes maturing on various dates in 2026 commencing on various dates in 2021; interest is paid monthly at a fixed annual rate between 1.48% and 2.41%	21,042	36,942

Secured Equipment Notes maturing on various dates in 2025 commencing on various dates in 2020; interest is paid monthly at a fixed annual rate between 1.51% and 1.80%	2,565	12,559

Total debt	254,999	264,362

Less current portion of long-term debt	(94,520)	(100,001)

Total long-term debt	$160,479	$164,361

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Statements in this section and other parts of this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements, provided pursuant to the safe harbor established under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and other factors that might cause the actual performance of the Company to differ materially from those expressed or implied by this discussion and, therefore, should be viewed with caution. Further information on the risks that may affect the Company's business is included in filings it makes with the SEC from time to time, including those discussed under the “Risk Factors” section in the 2024 10-K and subsequent filings. The Company assumes no obligation to update any such forward-looking statements.

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

Intermodal and Transportation Solutions. Our ITS segment offers high service, nationwide door-to-door intermodal transportation, providing value, visibility and reliability in both transcontinental and local lanes by combining rail transportation with local trucking. This segment includes our trucking operations which provides our customers with local pickup and delivery as well as high service local and regional trucking transportation using equipment dedicated to their needs. In the first nine months of 2025, approximately 83% of our drayage services was provided by our own fleet. We arrange for the movement of our customers’ freight in one of our approximately 51,000 containers. We contract with railroads to provide transportation for the long-haul portion of the shipment between rail terminals. Drayage between origin or destination and rail terminals are provided by our own trucking operations and third parties with whom we contract. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations. As of September 30, 2025, our trucking transportation operation consisted of approximately 2,300 tractors, 3,100 employee drivers and 4,700 trailers. We also contract for services with approximately 500 independent owner-operators. These assets and contractual services are used to support drayage for our intermodal service offering and to serve our customers who require high service local and regional trucking transportation using equipment dedicated to their needs. Our dedicated service operation offers fleets of equipment and drivers to each customer on a contract basis, as well as the management and infrastructure to operate according to the customer’s high service expectations.

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

We are focused on several margin enhancement projects including network optimization, matching of inbound and outbound loads, reducing empty miles, improving our recovery of accessorial costs, increasing our driver and asset utilization, reducing repositioning costs, providing holistic solutions and improving low profit freight. Hub’s top 50 customers represent approximately 68% of revenue for the nine months ended September 30, 2025, while one customer accounted for more than 10% of our revenue in both segments for both the nine months ended September 30, 2025 and 2024. We use various performance indicators to manage our business. We closely monitor profit levels for our customers. We also evaluate on-time performance, customer service, cost per load and daily sales outstanding by customer account. Vendor cost changes and vendor service levels are also monitored closely.

The following table includes the one customer that represented 10% or more of our revenue by segment for the nine months ending September 30, 2025 and 2024, respectively:

	Nine Months Ended
Customer A	September 30,
	2025	2024
ITS	15%	19%
Logistics	16%	16%
Total operating revenue	16%	18%

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table summarizes our operating revenue by segment (in thousands):

	Three Months Ended
Operating Revenue	September 30,
	2025	2024
Intermodal and Transportation Solutions	$561,487	$559,968
Logistics	402,399	460,847
Inter-segment eliminations	(29,390)	(33,923)
Total operating revenue	$934,496	$986,892

The following table summarizes our operating income by segment (in thousands):

	Three Months Ended
Operating Income	September 30,
	2025	2024
Intermodal and Transportation Solutions	$15,868	$13,516
Logistics	23,575	18,583
Total operating income	$39,443	$32,099

Total consolidated operating revenue decreased 5% to $934 million in 2025 from $987 million in 2024.

Intermodal and Transportation Solutions (“ITS”) revenue remained relatively consistent, increasing slightly to $561 million primarily due to steady intermodal volume and higher intermodal revenue per load, partially offset by lower dedicated revenue, and lower fuel revenue.

ITS operating income increased 17% to $16 million, or 3% of revenue, compared to $14 million, or 2% of revenue, in the prior year primarily due to lower purchased transportation costs, as well as the higher intermodal revenue per load.

Logistics revenue decreased 13% to $402 million from $461 million in prior year primarily due to lower volume and revenue per load in our brokerage business, softened demand in final mile and managed transportation businesses, and lower customer activity in consolidation and fulfillment.

Logistics operating income increased 27% to $24 million, or 6% of revenue in 2025, as compared to $19 million, or 4% of revenue in 2024. This increase was primarily related to continued cost controls, exiting of unprofitable business, and favorable mix between our lines of business. Additionally, there was a decrease in warehouse transfer costs and a reduction in our overall warehouse costs following the completion of our warehouse space consolidation efforts as part of our Network Alignment Initiative in 2024.

The following is a summary of operating results and certain items in the condensed consolidated statements of income as a percentage of revenue (in thousands):

	Three Months Ended
	September 30,
	2025		2024

Operating revenue	$934,496	100.0%	$986,892	100.0%

Operating expenses:
Purchased transportation and warehousing	683,657	73.2%	739,995	75.0%
Salaries and benefits	143,085	15.3%	142,948	14.5%
Depreciation and amortization	31,390	3.4%	32,386	3.3%
Insurance and claims	10,338	1.1%	10,217	1.0%
General and administrative	27,128	2.9%	29,674	3.0%
Gain on sale of assets, net	(545)	-0.1%	(427)	-0.1%
Total operating expenses	895,053	95.8%	954,793	96.7%

Operating income	$39,443	4.2%	$32,099	3.3%

Other income (expense):
Interest expense	(3,025)	-0.3%	(3,582)	-0.3%
Interest income	1,364	0.1%	2,249	0.2%
Other, net	735	0.1%	(23)	0.0%
Total other expense, net	(926)	-0.1%	(1,356)	-0.1%

Income before provision for income taxes	38,517	4.1%	30,743	3.2%

Provision for income taxes	9,589	1.0%	7,140	0.7%

Net income	$28,928	3.1%	$23,603	2.5%

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 8% to $684 million in 2025 from $740 million in 2024.

Purchased transportation and warehousing costs declined as compared to prior year due to rail cost decreases and lower third-party carrier costs as we have purchased third party transportation more effectively. Additionally, our warehouse costs have decreased after the completion of our warehouse space consolidation efforts as part of our Network Alignment Initiative in 2024.

Salaries and Benefits

Salaries and benefits remained relatively consistent at $143 million in both 2025 and 2024. As a percentage of revenue, salaries and benefits increased to 15.3% in 2025 from 14.5% in 2024. A $2 million increase in driver related expenses due to increased usage of company drivers versus third party drayage, and a $3 million increase in employee incentive compensation were fully offset by a $5 million decrease in salaries and benefits due to a 5% decrease in legacy non-driver, non-warehouse headcount.

Headcount, which includes drivers, warehouse personnel and office employees, was 6,604, which includes 608 employees of EASO, as of September 30, 2025 and 5,900 as of September 30, 2024, respectively. The increase in headcount is primarily due to office and driver employees due to the EASO acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased to $31 million in 2025 from $32 million in 2024. This decrease was primarily related to $2 million of decreased computer software and container depreciation expense resulting from changes made in the first and third quarters of 2025 to the estimated useful lives of our software and containers, respectively. These decreases were partially offset by an increase in depreciation and amortization due to the EASO acquisition. This expense, as a percentage of revenue, increased to 3.4% in 2025 from 3.3% in 2024. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense remained relatively consistent at $10 million in both 2025 and 2024. These expenses, as a percentage of revenue, increased to 1.1% in 2025 from 1.0% in 2024.

General and Administrative

General and administrative expenses decreased to $27 million in 2025 from $30 million in 2024. These expenses, as a percentage of revenue, decreased to 2.9% in 2025 from 3.0% in 2024.

This decrease in general and administrative expenses resulted from cost control initiatives resulting in a $2 million decrease in third party service costs and a $1 million decrease in temporary office labor costs.

Gain on Sale of Assets, Net

Net gains on the sale of equipment remained relative consistent at $0.5 million in both 2025 and 2024.

Other Income (Expense)

Other expense, net decreased to $1 million in 2025 from $1.4 million in 2024. This decrease is due to an interest expense decrease of $0.5 million primarily due to lower overall debt balances partially offset by higher interest rates as well as a $0.8 million positive increase in Other, net related to the change in the Peso exchange rate due to the addition of EASO. These changes were partially offset by a decrease in interest income of $0.9 million due to lower invested cash balances.

Provision for Income Taxes

The provision for income taxes increased to $10 million in 2025 from $7 million in 2024 due to an increase in pre-tax income and a higher effective tax rate. We provided for income taxes using an effective rate of 24.9% in 2025 and an effective rate of 23.2% in 2024. The third quarter 2025 effective tax rate of 24.9% was higher than the 2024 effective tax rate due to an unfavorable adjustment related to a state tax audit recorded in the third quarter of 2025.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, introducing significant changes to the U.S. federal income tax code. Key provisions include the reinstatement of 100% bonus depreciation and the immediate expensing of research and development expenditures, including a one-time true-up deduction for previously capitalized amounts. While the Company continues to evaluate the longer-term implications of the legislation on its tax position and financial statements, we have incorporated the effects of the OBBBA into our third quarter income tax provision. These changes had no material impact on our effective tax rate.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table summarizes our operating revenue by segment (in thousands):

	Nine Months Ended
Operating Revenue	September 30,
	2025	2024
Intermodal and Transportation Solutions	$1,619,693	$1,673,034
Logistics	1,217,710	1,400,159
Inter-segment eliminations	(82,043)	(100,313)
Total operating revenue	$2,755,360	$2,972,880

The following table summarizes our operating income by segment (in thousands):

	Nine Months Ended
Operating Income	September 30,
	2025	2024
Intermodal and Transportation Solutions	$44,325	$40,186
Logistics	66,804	68,580
Total operating income	$111,129	$108,766

Total consolidated operating revenue decreased 7% to $2.76 billion in 2025 from $2.97 billion in 2024.

Intermodal and Transportation Solutions (“ITS”) revenue decreased 3% to $1.62 billion primarily due to lower intermodal revenue per load, mix, lower fuel revenue and lower volume, as well as lower dedicated revenue.

ITS operating income increased 10% to $44 million, or 3% of revenue, as compared to $40 million, or 2% of revenue in the prior year due to lower purchased transportation costs, lower equipment costs, and improved insurance and claims expenses.

Logistics revenue decreased 13% to $1.22 billion primarily driven by lower volume and revenue per load in our brokerage business, exiting from unprofitable business in consolidation and fulfillment, and softened demand in final mile and managed transportation businesses.

Logistics operating income remained relatively consistent at 5% of revenue in both 2025 and 2024. Operating income was $67 million as compared to $69 million last year primarily driven by lower yields in brokerage margins.

The following is a summary of operating results and certain items in the condensed consolidated statements of income as a percentage of revenue (in thousands):

	Nine Months Ended
	September 30,
	2025		2024

Operating revenue	$2,755,360	100.0%	$2,972,880	100.0%

Operating expenses:
Purchased transportation and warehousing	1,997,484	72.5%	2,207,403	74.3%
Salaries and benefits	435,809	15.8%	429,300	14.4%
Depreciation and amortization	96,356	3.5%	108,489	3.6%
Insurance and claims	31,864	1.2%	35,474	1.2%
General and administrative	83,198	3.0%	84,785	2.9%
Gain on sale of assets, net	(480)	0.0%	(1,337)	-0.1%
Total operating expenses	2,644,231	96.0%	2,864,114	96.3%

Operating income	$111,129	4.0%	$108,766	3.7%

Other income (expense):
Interest expense	(9,420)	-0.3%	(11,170)	-0.4%
Interest income	3,638	0.1%	5,450	0.2%
Other, net	1,758	0.1%	(259)	0.0%
Total other expense, net	(4,024)	-0.1%	(5,979)	-0.2%

Income before provision for income taxes	107,105	3.9%	102,787	3.5%

Provision for income taxes	25,952	0.9%	23,116	0.8%

Net income	$81,153	3.0%	$79,671	2.7%

Purchased Transportation and Warehousing

Purchased transportation and warehousing costs decreased 10% to $2.00 billion in 2025 from $2.21 billion in 2024.

Purchased transportation and warehousing costs declined as compared to prior year due to lower volumes in both the intermodal and brokerage businesses, reductions in external third-party warehouse costs, lower rail, and fuel costs. The reduction in warehouse costs is primarily driven by the completion of our Network Alignment Initiative in 2024.

Salaries and Benefits

Salaries and benefits increased to $436 million in 2025 from $429 million in 2024. As a percentage of revenue, salaries and benefits increased to 15.8% in 2025 from 14.4% in 2024.

The $7 million increase in salaries and benefits was primarily related to increases in driver costs as our usage of company drivers versus third party drayage has increased and warehouse employee costs as we increased our ratio of internal staffing of our warehouses, of $13 million. This increase in expenses was partially offset by a decrease of $6 million due to a 5% decrease in legacy non-driver, non-warehouse headcount.

Depreciation and Amortization

Depreciation and amortization expense decreased to $96 million in 2025 from $108 million in 2024. This decrease was related primarily to $11 million decreased container depreciation expense resulting from changes made in the third quarters of 2024 and 2025 to the estimated useful lives of our containers. Additionally, the decrease is due to a $2 million decrease to computer software depreciation expense resulting from a change made in the first quarter of 2025 to the estimated useful lives of our software. These decreases were partially offset by a $1 million increase in intangible amortization expense. This expense, as a percentage of revenue, decreased to 3.5% in 2025 from 3.6% in 2024. Depreciation expense includes transportation equipment, technology investments, leasehold improvements, warehouse equipment, office equipment and building improvements.

Insurance and Claims

Insurance and claims expense decreased to $32 million in 2025 from $35 million in 2024. This decrease was primarily due to decreased claim costs related to auto liability claims in 2025. These expenses, as a percentage of revenue, remained relatively consistent at 1.2% in both 2025 and 2024.

General and Administrative

General and administrative expenses decreased to $83 million in 2025 from $85 million in 2024. These expenses, as a percentage of revenue, increased to 3.0% in 2025 from 2.9% in 2024.

This expense decrease resulted from cost control initiatives resulting in a $2 million and $1 million reduction in temporary office labor costs and third party service costs, respectively, as well as a $1 million decrease in customer bad debt expense. These expense decreases were partially offset by a $2 million vendor settlement expense.

Gain on Sale of Assets, Net

Net gains on the sale of equipment decreased to $0.5 million in 2025 from $1.3 million in 2024. This decrease resulted from both less units sold and a lower average gain per unit sold in 2025 as compared to 2024.

Other Income (Expense)

Other expense, net decreased to $4.0 million in 2025 from $6.0 million in 2024. This decrease is due to an interest expense decrease of $1.8 million primarily due to lower overall debt balances partially offset by higher interest rates and a $2.0 million positive increase in Other, net related to the change in the Peso exchange rate due to the addition of EASO. These changes were partially offset by a decrease of $1.8 million in interest income due to lower invested cash balances.

Provision for Income Taxes

The provision for income taxes increased to $26 million in 2025 from $23 million in 2024 due to an increase in pre-tax income and a higher effective tax rate. We provided for income taxes using an effective rate of 24.2% in 2025 as compared to an effective rate of 22.5% in 2024. The higher effective tax rate in 2025 is the result of an unfavorable adjustment related to a state tax audit and a smaller 2025 benefit on the vest of stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Our financing and liquidity strategy is to fund operating cash payments and future dividends through cash received from the provision of services, cash on hand, and to a lesser extent, from cash received from the sale of equipment. As of September 30, 2025, we had $120 million of cash and cash equivalents. In addition, we had $21 million of restricted investments and $27 million of restricted cash, which are held for payments of long-term liabilities and the deferred cash consideration from the EASO transaction, respectively. We generally fund our purchases of transportation equipment through the issuance of secured, fixed rate Equipment Notes, including our purchase of container assets as part of the Marten Intermodal transaction. In prior years, we have funded our business acquisitions from cash on hand. Our investment agreement with EASO in October 2024 and purchase agreement with SITH in September 2025 are consistent with this approach. Payments for our other investing activities, such as our capitalized technology investments, have been funded by cash on hand or cash flows from operations. Cash used in financing activities including the purchase of treasury stock and dividend payments, have been funded by cash from operations or cash on hand. We have not historically used our Credit Facility to fund our operating, investing, or financing cash needs, though it is available to fund future cash requirements as needed. Based on past performance and current expectations, we believe cash on hand and cash received from the provision of services, along with other financing sources, will provide us the necessary capital to fund transactions and achieve our planned growth for the next twelve months and the foreseeable future.

Cash provided by operating activities for the nine months ended September 30, 2025 was $160 million, which resulted primarily from net income of $81 million plus non-cash charges of $161 million, partially offset by the changes in operating assets and liabilities of $82 million.

Cash provided by operating activities totaled $160 million in 2025 compared to $194 million in 2024. The $34 million decrease in cash flow was primarily due to a decrease in the change in assets and liabilities of $49 million, partially offset by an increase in non-cash charges of $14 million and an increase in net income of $1 million.

Net cash used in investing activities for the nine months ended September 30, 2025 was $87 million which included capital expenditures of $39 million, purchase of container assets of $53 million resulting from the Marten transaction, and $1 million related to the acquisition of SITH. This activity was partially offset by proceeds from the sale of equipment of $7 million. Capital expenditures of $39 million related primarily to tractors of $19 million, technology investments of $15 million, warehouse equipment of $4 million and the remainder for other transportation equipment.

Capital expenditures decreased by approximately $4 million in 2025 as compared to 2024. The 2025 decrease was due primarily to decreases in warehouse equipment purchases of $3 million, container purchases of $2 million as well leasehold improvements and transportation and other equipment of $1 million each. These decreases were partially offset by increased tractor purchases of $3 million.

In 2025, we estimate capital expenditures will range from $40 million to $50 million. We expect the remaining expenditures to focus on technology investments and warehouse equipment. We do not plan to purchase containers in 2025. We plan to fund these expenditures with cash on hand.

Net cash used in financing activities for the nine months ended September 30, 2025 was $53 million which includes cash used for repayments of long-term debt of $77 million, the purchase of treasury stock of $14 million, dividends paid of $23 million, and cash used for stock tendered for payments of withholding taxes of $7 million, partially offset by proceeds from the issuance of debt of $67 million. Debt incurred in 2025 was used to fund the purchase of transportation equipment, including the container assets in the Marten transaction.

The $112 million decrease in cash used in financing activities for 2025 versus 2024 was primarily due to a decrease in the purchase of treasury stock of $54 million, decrease in cash paid for repayments of debt of $4 million, cash paid for stock related to employee withholding taxes of $2 million, cash paid for finance lease payments of $1 million, as well as an increase in proceeds from the issuance of debt of $50 million.

As a result of anticipated favorable timing differences, primarily related to research and development cost expensing and intangible amortization, we expect our cash paid for income taxes in 2025 to be less than our income tax expense.

See Note 6 of the condensed consolidated financial statements for details related to interest rates and commitment fees.

We have standby letters of credit that expire in 2026. Our letters of credit were $1 million as of both September 30, 2025 and December 31, 2024.

As of September 30, 2025, and December 31, 2024, we had no borrowings under the Credit Agreement and our unused and available borrowings were $449 million and $349 million, respectively. We were in compliance with our debt covenants as of September 30, 2025 and December 31, 2024.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Refer to the Company's 2024 10-K for a complete discussion regarding our critical accounting policies and estimates. As of September 30, 2025, there were no material changes to our critical accounting policies and estimates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk as of September 30, 2025 from that presented in our 2024 10-K.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. As of September 30, 2025, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

(b) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in shares of our stock involves certain risks, including those identified and described in Part I, Item 1A of our 2024 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company's business and stock price can be materially and adversely affected. There have been no material changes to the Company's risk factors since the 2024 Form 10-K.

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

During the three months ended September 30, 2025, we did not purchase any shares under the 2023 Program. During the nine months ended September 30, 2025, we purchased 330,441 shares for approximately $13.8 million under the 2023 Program.

During the three months ended September 30, 2025, we purchased 2,913 shares for approximately $0.1 million related to withholding upon vesting of restricted stock. During the nine months ended September 30, 2025, we purchased 154,598 shares for approximately $6.8 million related to withholding upon vesting of restricted stock.

The table below includes information on a monthly basis regarding shares purchased under the 2023 Program and the number of shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock during the quarter ended

September 30, 2025. Shares delivered to us to satisfy the mandatory tax withholding requirement upon vesting of restricted stock do not reduce the repurchase authority under the 2023 Program.

				Maximum Value of
	Total		Total Number of	Shares that May Yet
	Number of	Average	Shares Purchased as	Be Purchased Under
	Shares	Price Paid	Part of Publicly	the Program
	Purchased	Per Share	Announced Plan	(in 000’s)
July 2025	1,870	$33.92	-	$141,540
August 2025	1,043	$37.48	-	$141,540
September 2025	-	$-	-	$141,540
Total	2,913	$35.19	-	$141,540

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

HUB GROUP, INC.

DATE:	November 5, 2025	/s/ Kevin W. Beth
Kevin W. Beth
Executive Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer)

/s/ Dennis P. Mathews
Dennis P. Mathews
Executive Vice President, Chief
Accounting Officer
(Principal Accounting Officer)